Form 10-K
period 1993-12-31
MURPHY OIL CORP /DE
filed 1994-03-29
CIK 717423

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                            OF 1934 [FEE REQUIRED]

                  For the fiscal year ended DECEMBER 31, 1993

                                      or

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the transition period from _______________ to _______________

                         Commission file number 1-8590

                            MURPHY OIL CORPORATION
            (Exact name of registrant as specified in its charter)

           Delaware                                  71-0361522
   (State or other jurisdiction                   (I.R.S. Employer
 of incorporation or organization)              Identification Number)


   200 Peach Street, P. O. Box 7000,                    71731-7000
       El Dorado, Arkansas                              (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code (501) 862-6411

   Securities registered pursuant to Section 12(b) of the Act:

     Title of each class         Name of each exchange on which registered

     Common Stock, $1.00 Par Value        New York Stock Exchange
                                          The Toronto Stock Exchange

     Series A Participating Cumulative
       Preferred Stock Purchase Rights    New York Stock Exchange
                                          The Toronto Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based on average price at February 28, 1994 as quoted by the New York Stock Exchange, was approximately $1,276,693,000.

Number of shares of Common Stock, $1.00 Par Value, outstanding at February 28, 1994, was 44,806,705.

                      Documents incorporated by reference

The Registrant's definitive Proxy Statement relating to the Annual Meeting of
Stockholders on May 11, 1994                                         (Part III)

===============================================================================

                   TABLE OF CONTENTS--1993 FORM 10-K REPORT

                                                                        Page
                                                                       Numbers
                                                                       -------
                               PART I
Item  1.  Business                                                         3

Item  2.  Properties                                                       3

Item  3.  Legal Proceedings                                                9

Item  4.  Submission of Matters to a Vote of Security Holders              9

                              PART II

Item  5.  Market for Registrant's Common Equity and
          Related Stockholder Matters                                     10

Item  6.  Selected Financial Data                                         10

Item  7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operation                    10

Item  8.  Financial Statements and Supplementary Data                     10

Item  9.  Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure                          10

                              PART III

Item 10.  Directors and Executive Officers of the Registrant              10

Item 11.  Executive Compensation                                          10

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                  10

Item 13.  Certain Relationships and Related Transactions                  10

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                             11

Signatures                                                                18

Exhibit Index                                                             19

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES.

     Murphy Oil Corporation is a natural resources company that operates through subsidiaries in the United States and internationally to conduct the various business activities of the enterprise. As used in this report, the terms Murphy, we, our, its, and Company may refer to any one or more of the consolidated subsidiaries as well as to Murphy Oil Corporation.

     The Company was originally incorporated in Louisiana in 1950 as Murphy Corporation; reincorporated in Delaware in 1964, at which time it adopted the name Murphy Oil Corporation; and reorganized in 1983 to operate solely as a holding company of its various businesses. Its activities are classified into two business segments: (1) "Petroleum," which comprises its international integrated oil and gas operations and is further subdivided into "Exploration and Production" and "Refining, Marketing, and Transportation," and (2) "Farm, Timber, and Real Estate," which has operations primarily in Arkansas and North Louisiana. Additionally, "Corporate and Other" activities include interest income, interest expense, and overhead not allocated to business segments.

     The information appearing on pages 4 through 62 of the 1993 Annual Report to Security Holders (1993 Annual Report) is incorporated in this Annual Report on Form 10-K as Exhibit 13 and is deemed to be filed as part of this 10-K report as indicated under Items 1, 2, 3, 5, 6, 7, 8, and 14. A narrative of the graphic and image information that appears in the paper format version of Exhibit 13 on pages 4 through 62 is included in the electronic Form 10-K document as an appendix to Exhibit 13 (pages A-1 through A-9).

     In addition to the following information about each business segment, data relative to Murphy's continuing operations, properties, and industry segments, including revenues by class of products and financial information by geographic areas, are described on pages 23 through 30 and 50 through 53 of the 1993 Annual Report, which is filed in this 10-K report as Exhibit 13.

     PETROLEUM--EXPLORATION AND PRODUCTION

     During 1993, Murphy's principal exploration and/or production activities were conducted in the United States, Ecuador, Spain, Gabon, and Peru by Murphy Exploration & Production Company (Murphy Expro) and its subsidiaries; in Canada by Murphy Oil Company Ltd. (MOCL); and in the U.K. North Sea by Murphy Petroleum Limited. Murphy's crude oil and natural gas liquids production is in the United States, Canada, the U.K. North Sea, Gabon, and Spain; its natural gas is produced and sold in the United States, Canada, the U.K. North Sea, and Spain. In December 1993, MOCL acquired a five-percent interest in a project (Syncrude) that extracts synthetic crude oil from oil sand deposits in northern Alberta.

     Murphy's estimated net quantities of proved oil and gas reserves and proved developed oil and gas reserves at January 1, 1991 and at December 31, 1991, 1992, and 1993 by geographic area are reported on pages 55 and 56 of the 1993 Annual Report, which is filed in this 10-K report as Exhibit 13. Murphy has not filed, and is not required to file, any estimates of its total proved net oil or gas reserves on a recurring basis with any federal or foreign governmental regulatory authority or agency other than the SEC. Annually, Murphy reports gross reserves of U.S. operated properties to the U.S. Department of Energy; such reserves are derived from the same data from which estimated total proved net reserves of such properties are determined.

     In 1993, essentially all of Murphy's U.S. crude oil, condensate, and natural gas liquids production was delivered, either directly or indirectly through exchanges, to its own refineries. Net crude oil, condensate, and gas liquids production and net natural gas sales by geographic area with weighted average sales prices for each of the five years ended December 31, 1993 appear on page 60 of the 1993 Annual Report, which is filed in this 10-K report as Exhibit 13.

PETROLEUM - EXPLORATION AND PRODUCTION (Contd.)

Production costs in U.S. dollars per equivalent barrel produced, including natural gas volumes converted to equivalent barrels of crude oil on the basis of approximate relative energy content, are shown in the following table.


             United              United
   Year      States    Canada    Kingdom    Ecuador    Other
   ----      ------    ------    -------    -------    -----
   1993      $ 3.21      3.70       6.80          -     8.42
   1992        3.00      4.18       8.73          -     7.01
   1991        3.42      4.90       7.25          -     3.62

Supplemental disclosures about oil and gas producing activities are reported on pages 54 through 59 of the 1993 Annual Report, which is filed in this report as
Exhibit 13.

At December 31, 1993, Murphy held leases, concessions, or permits on nonproducing and producing acreage in the following countries (thousands of acres).


                                      Nonproducing         Producing            Total
                                     ---------------    ---------------    ---------------
   Country                            Gross     Net      Gross     Net      Gross     Net
   -------                           ------    -----    -------   -----    -------   -----

   United State - Onshore                 79      36        285      60        364      96
                - Gulf of Mexico         600     352        442     162      1,042     514
                - Frontier               259     139          -       -        259     139
                                      ------   -----      -----     ---     ------   -----
     Total United States                 938     527        727     222      1,665     749
                                      ------   -----      -----     ---     ------   -----

   Canada       - Onshore                748     346        443     180      1,191     526
                - Offshore                83       5          -       -         83       5
                - Oil sands              126      42         27       3        153      45
                                      ------   -----      -----     ---     ------   -----
     Total Canada                        957     393        470     183      1,427     576
                                      ------   -----      -----     ---     ------   -----

   United Kingdom                        615     124         80      11        695     135
   Gabon                                   2       -         34       9         36       9
   Spain                                  61      11         28       5         89      16
   Ecuador                               494      99          -       -        494      99
   Pakistan                            6,720   6,720          -       -      6,720   6,720
   Peru                                2,471     988          -       -      2,471     988
   Somalia                             4,023     402          -       -      4,023     402
   Tunisia                               165      42          -       -        165      42
                                      ------   -----      -----     ---     ------   -----
     Totals                           16,446   9,306      1,339     430     17,785   9,736
                                      ======   =====      =====     ===     ======   =====

Oil and gas wells producing or capable of producing at December 31, 1993 are summarized as follows.


                                                      Oil Wells               Gas Wells
                                                   ----------------        ----------------
   Country                                         Gross      Net          Gross      Net
   -------                                         -----    -------        -----    -------
   United States                                   1,585      567.9          426      146.4
   Canada                                          4,041      630.0          607      206.0
   United Kingdom                                     80        7.9           16        1.1
   Gabon                                               7        3.1            -          -
   Spain                                               -          -            2         .3
   Ecuador (under development)                        13        2.6            -          -
                                                   -----    -------        -----      -----
     Totals                                        5,726    1,211.5        1,051      353.8
                                                   =====    =======        =====      =====

   Wells included above with multiple
   completions and counted as one well each          120       49.9          115       65.4
                                                   =====    =======        =====      =====


Gross wells are wells in which all or part of the working interest is owned by Murphy. Net wells are the portions of the gross wells applicable to Murphy's working interest.

PETROLEUM - EXPLORATION AND PRODUCTION (Contd.)

Murphy's net wells drilled in the last three years are summarized in the following table.

                 United States          Canada         United Kingdom        Ecuador             Other              Totals
                ----------------   ----------------   ----------------   ----------------   ----------------   -----------------
                Productive   Dry   Productive   Dry   Productive   Dry   Productive   Dry   Productive   Dry   Productive   Dry
                ----------   ---   ---------    ---   ----------   ---   ----------   ---   ----------   ---   ----------   ----
1993
Exploratory         7.4      6.5       3.9      4.2       .1         -         -        -         -       .5      11.4      11.2
Development         4.1        -      24.5      2.7       .7        .1       1.2        -         -        -      30.5       2.8

1992
Exploratory         7.8      5.2       3.1      1.3       .5       1.0         -        -         -      1.0      11.4       8.5
Development         2.2        -      18.4      1.3       .3         -         -        -         -        -      20.9       1.3

1991
Exploratory        13.4      5.3       3.7      5.0       .3       1.1         -        -        .3       .3      17.7      11.7
Development         1.7       .6       7.7      1.9       .3         -         -        -         -        -       9.7       2.5

The wells that Murphy was drilling at December 31, 1993 are summarized as follows.

                        Exploratory         Development           Totals
                       -------------       -------------       -------------
   Country             Gross     Net       Gross     Net       Gross     Net
- - - --------------         -----     ---       -----     ---       -----     ---
United States            4       1.6         -         -         4       1.6
Canada                   5       2.5         5       3.1        10       5.6
United Kingdom           2        .4         -         -         2        .4
                        --       ---        --       ---        --       ---
  Totals                11       4.5         5       3.1        16       7.6
                        ==       ===        ==       ===        ==       ===

Additional information about current exploration and production activities is reported on pages 4 through 14 of the 1993 Annual Report, which is filed in this 10-K report as Exhibit 13.


PETROLEUM - REFINING, MARKETING, AND TRANSPORTATION

Murphy Oil USA, Inc. (Murphy USA), a wholly owned subsidiary, owns and operates two refineries in the United States. The refinery at Superior, Wisconsin, is located on fee land. The Meraux, Louisiana, refinery is located on both fee and leased land; these leases expire at varying times from 2010 to 2022, and at such times the Company has options to purchase all leased acreage at fixed prices. Murco Petroleum Limited (Murco), a wholly owned U.K. subsidiary serviced by Murphy Eastern Oil Company, has an effective 30-percent interest in a 108,000-barrel-a-day refinery at Milford Haven, Wales. Refinery capacities at December 31, 1993 are shown in the following table.

PETROLEUM--REFINING, MARKETING, AND TRANSPORTATION (Contd.)

                                                                                Milford Haven,
                                           Meraux,         Superior,               Wales
                                         Louisiana         Wisconsin           (Murco's 30%)            Totals
                                         ---------         ---------           --------------          ---------
Crude capacity - b/sd*                     100,000            35,000              32,400                 167,400

Process capacities - b/sd*
  Vacuum distillation                       40,000            20,000              16,500                  76,500
  Catalytic cracking - fresh feed           40,000            11,000               9,960                  60,960
  Pretreating cat-reforming feeds           29,000             9,000               5,400                  43,400
  Catalytic reforming                       23,000             8,000               5,400                  36,400
  Distillate hydrotreating                  15,000             5,800               9,000                  29,800
  Gas oil hydrotreating                     28,000                 -                   -                  28,000
  Solvent deasphalting                      14,000                 -                   -                  14,000
  Isomerization                                  -             2,000               2,250                   4,250
Production capacities - b/sd*
  Alkylation                                 9,500             1,600               1,680                  12,780
  Asphalt                                        -            13,500                   -                  13,500

Crude oil and product storage
 capacities - bbls.                      4,257,000         2,852,000           2,638,000               9,747,000

  *Barrels per stream day.

Murphy distributes refined products in the U.S. (by Murphy USA) and Canada (by
MOCL) under the brand name SPUR and to unbranded wholesale accounts from 47 terminals. Four of these are marine terminals, two are supplied by truck, two are adjacent to the refineries, and 38 are supplied by pipeline. Eight terminals are wholly owned and operated by Murphy USA, 15 are jointly owned and operated by others, and the remaining 24 are owned by others. Murphy USA receives products at the terminals owned by others in exchange for deliveries from the Company's wholly owned and jointly owned terminals. At the end of 1993, refined products were marketed at wholesale and/or retail through 606 branded outlets in 14 southeastern and upper midwestern states and eight branded outlets in the Thunder Bay area of Ontario, Canada.

At the end of 1993, Murco distributed refined products in the United Kingdom through three wholly owned terminals, 10 terminals owned by others where products are received in exchange for deliveries from the Company's wholly owned terminals, and 428 retail outlets under the brand names MURCO and EP.

Murphy owns a 20-percent interest in a 120-mile, 165,000-barrel-a-day refined products pipeline that transports products from the Meraux refinery to two common carrier pipelines serving Murphy's marketing area in the southeastern United States. The Company also owns a 22-percent interest in a 312-mile crude oil pipeline in Montana and Wyoming with a capacity of 120,000 barrels a day and a 3.2-percent interest in LOOP Inc., which provides deep-water off-loading accommodations off the Louisiana coast for oil tankers and onshore facilities for storage of crude oil. In addition, Murphy owns 29.4 percent of a 22-mile, 300,000-barrel-a-day crude oil pipeline between LOOP storage at Clovelly, Louisiana, and Alliance, Louisiana, and 100 percent of a 24-mile, 200,000-barrel-a-day crude oil pipeline from Alliance to the Meraux refinery. The pipeline from Alliance to Meraux is also connected to another company's pipeline system, thus allowing crude oil from wells serviced by that system to be shipped to the refinery.

MOCL has a 52.5-percent interest in a 114-mile dual pipeline in Canada that transports heavy crude oil from Blackfoot, Alberta, to Kerrobert, Saskatchewan, where access to a major crude trunk line is available. This pipeline has a throughput capacity of 50,000 barrels a day. MOCL also owns a 13.1-percent interest in a 40-mile, 38,000-barrel-a-day dual pipeline to transport heavy crude oil from Cactus Lake, Saskatchewan, to Kerrobert; a 26.3-percent interest in a 15-mile, 9,000-barrel-a-day dual crude oil pipeline from Bodo, Alberta, to Cactus Lake; a 100-percent interest in a 10.5-mile, 48,000-barrel-a-day dual crude oil pipeline from Milk River, Alberta, to the U.S. border; a 100-percent interest in a 108-mile, 36,000-barrel-a-day crude oil pipeline from Regina, Saskatchewan, to the U.S. border; and a 100-percent interest in a 28-mile, 15,000-barrel-a-day heavy crude oil pipeline from Eyehill, Saskatchewan, to Unity, Saskatchewan. MOCL is operator of these pipelines.

PETROLEUM--REFINING, MARKETING, AND TRANSPORTATION (Contd.)

Additional information about current refining, marketing, and transportation activities and a statistical summary of key operating and financial indicators for each of the five years ended December 31, 1993 are reported on pages 15 through 20 and 61 of the 1993 Annual Report, which is filed in this 10-K report as Exhibit 13.


FARM, TIMBER, AND REAL ESTATE

Deltic Farm & Timber Co. Inc. (Deltic), a wholly owned subsidiary, is engaged in farming and timber and land management in Arkansas and North Louisiana, lumber manufacturing and marketing in Arkansas, and real estate development in western Little Rock, Arkansas.

Deltic owns sawmills at Ola in central Arkansas and at Waldo in southern Arkansas. The mills have a combined annual capacity to produce 122.6 million board feet of lumber. The Ola mill is designed for maximum utilization of small stem timber, while the Waldo mill can process both small and large diameter timber.

Deltic owned 341,000 acres of timberland at year-end 1993. Its estimated standing timber inventories on this acreage are calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculations of pine inventories are subject to periodic adjustments based on sample cruises or actual volumes harvested from related tracts. The hardwood inventories shown in the following table are only approximations, so physical quantities of such timber may vary significantly from these approximations. Estimated inventories of standing timber at year-end for each of the last three years were as follows.

                                      1993          1992          1991
                                    -------       -------       -------
  Pine sawtimber - MBF*             810,162       805,260       766,130
  Hardwood sawtimber - MBF*         113,290       114,000       111,104
  Pine pulpwood - cords             962,563       940,477       988,790
  Hardwood pulpwood - cords         417,293       448,100       436,208
                                    =======       =======       =======

    *Thousand board feet - Doyle scale.

At Deltic's farms, which comprise 36,000 acres in northeastern Louisiana and southeastern Arkansas, the primary crops grown and harvested are cotton, soybeans, corn, wheat, and rice. In recent years, Deltic has been developing in stages a 4,300-acre planned community centered around an 18-hole golf course (voted in 1991 by "Golf Digest" as being one of the three best new private courses in the United States) and selling real estate, primarily residential lots thus far, in this area of western Little Rock, Arkansas. The golf course and associated country club are in a nonprofit corporation not owned by the Company.

Additional information about current farm, timber, and real estate activities and a statistical summary of key operating and financial indicators for each of the five years ended December 31, 1993 are reported on pages 21, 22, and 62 of the 1993 Annual Report, which is filed in this 10-K report as Exhibit 13.


DISCONTINUED OPERATIONS

Prior to the sale effective January 1, 1992 of its wholly owned subsidiary Odeco Drilling Inc., Murphy was engaged in contract drilling in offshore waters throughout the world. Further information about the sale is reported by Note D on page 39 of the 1993 Annual Report, which is filed in this 10-K report as
Exhibit 13.

Effective December 31, 1984, Murphy Expro, at that time named Ocean Drilling & Exploration Company (ODECO) and owned 59.4 percent by Murphy, elected to cease the operations of Mentor Insurance Limited, its wholly owned subsidiary that was engaged in the international insurance and reinsurance business. Events related to the liquidation of this business are reported by Note E on page 39 of the 1993 Annual Report, which is filed in this 10-K report as Exhibit 13.


EMPLOYEES

Murphy had 1,803 full-time employees at December 31, 1993.

COMPETITION AND OTHER CONDITIONS WHICH MAY AFFECT BUSINESS

Murphy operates principally in the oil industry, in which it experiences intense competition from other oil and gas companies, many of which have substantially greater resources. In addition, the oil industry as a whole competes with other industries in supplying energy requirements around the world. Murphy is a net purchaser of crude oil and other refinery feedstocks and occasionally purchases refined products and may therefore be required to respond to operating and pricing policies of others, including producing country governments from whom it makes purchases.

The operations and earnings of Murphy have been and continue to be affected by worldwide political developments. Many governments, including those that are members of the Organization of Petroleum Exporting Countries (OPEC), unilaterally intervene at times in the orderly market of crude oil and natural gas produced in their countries through such actions as fixing prices and determining rates of production and who may sell and buy the production. Until 1993, the United States also regulated prices for certain categories of natural gas production. In addition, prices and availability of crude oil, natural gas, and refined products could be influenced by political unrest and by various governmental policies to restrict or increase petroleum usage and supply. Other governmental actions that could affect Murphy's operations and earnings include tax changes and regulations concerning: currency fluctuations, protection of the environment (See Management's Discussion and Analysis - Environmental Obligations, page 30 of the 1993 Annual Report, which is filed in this 10-K report as Exhibit 13.), preferential and discriminatory awarding of oil and gas leases, restraints and controls on imports and exports, safety, and relationships between employers and employees. Because these and other government-influenced factors too numerous to list are subject to constant changes dictated by political considerations and are often made in great haste in response to changing internal and worldwide economic conditions and to actions of other governments or specific events, it is not practical to attempt to predict the effects of such factors on Murphy's future operations and earnings.

Murphy's policy is to insure against risks when insurance is available at costs and terms Murphy considers reasonable. Certain existing risks are insured by Murphy only through Oil Insurance Limited (OIL), which is operated as a mutual insurance company by certain participating oil companies including Murphy. OIL was organized to insure risks for which commercial insurance is unavailable or for which the cost of commercial insurance is prohibitive.


EXECUTIVE OFFICERS OF THE REGISTRANT

The age (at January 1, 1994), present corporate office, and length of service in office of each of the Company's executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

  C. H. Murphy Jr - Age 73; Chairman of the Board since 1972. He has been a Director and Member of the Executive Committee since incorporation of the Company in 1950 and was Chief Executive Officer from incorporation until 1984.

  Jack W. McNutt - Age 59; President, Chief Executive Officer, Director, and Member of the Executive Committee since 1988. Mr. McNutt was Executive Vice President, Director, and Member of the Executive Committee from 1981 to 1988; he was named Chief Operating Officer in 1986.

  Claiborne P. Deming - Age 39; Executive Vice President and Chief Operating Officer, Director, and Member of the Executive Committee since February 1993. Mr. Deming had been Executive Vice President and Chief Operating Officer since March 1992. Prior to that, he was President of Murphy USA from 1989 to 1992 and Vice President, Petroleum Operations, for Murphy from 1988 to 1989.

  R. Madison Murphy - Age 36; Executive Vice President and Chief Financial and Administrative Officer, Director, and member of the Executive Committee since February 1993. Mr. Murphy had been Executive Vice President and Chief Financial Officer since March 1992. Prior to that, he was Vice President, Planning/Treasury, from 1991 to 1992 and Vice President, Planning, from 1988 to 1991, with additional duties as Treasurer from 1990 until August 1991.

EXECUTIVE OFFICERS OF THE REGISTRANT (Contd.)

  Steven A. Cosse - Age 46; Vice President and General Counsel since February 1993. Mr. Cosse was General Counsel from August 1991 to February 1993. For the eight years prior to that, he was General Counsel for ODECO.

  Odie F. Vaughan - Age 57; Treasurer since August 1991. From 1975 through July 1991, he was with ODECO as Vice President of Taxes and Treasurer.

  Ronald W. Herman - Age 56; Controller since August 1991. He was Controller of ODECO from 1977 through July 1991.

  W. Bayless Rowe - Age 41; Secretary and General Attorney since 1988. He has been an attorney with the Company since 1977.


ITEM 3.  LEGAL PROCEEDINGS.

  Information contained in Note E, page 39, and Note S, pages 49 through 50, of the 1993 Annual Report, which is filed in this 10-K report as Exhibit 13, is incorporated herein. Also, Murphy Oil USA, Inc., which owns and operates two oil refineries in the U.S., is a defendant in three governmental actions that:
  (1) seek monetary sanctions of $100,000 or more, and (2) arise under enacted provisions that regulate the discharge of materials into the environment or have the purpose of protecting the environment. These actions individually or in the aggregate are not material to the financial condition of the Company. In addition, Murphy and its subsidiaries are engaged in a number of other legal proceedings, all of which Murphy considers routine and incidental to its business and none of which is material as defined.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     Information required by this item is reported on pages 31 and 44 through 46, Notes K and L, of the 1993 Annual Report, which is filed in this 10-K report as Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA.

     Information required by this item appears on page 23 of the 1993 Annual Report, which is filed in this 10-K report as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Information required by this item appears on pages 24 through 30 of the 1993 Annual Report, which is filed in this 10-K report as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information required by this item appears on pages 31 through 59 of the 1993 Annual Report, which is filed in this 10-K report as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information regarding executive officers of the Company is included in Part I, pages 8 and 9, of this 10-K report. Other information required by this item is incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders on May 11, 1994, under the caption "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION.

     Information is incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders on May 11, 1994, under the captions "Compensation of Directors," "Executive Compensation," "Option Exercises and Fiscal Year-End Values," "Option Grants," "Compensation Committee Report for 1993," "Shareholder Return Performance Presentation," and "Retirement Plans."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information is incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders on May 11, 1994, under the caption "Certain Stock Ownerships."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information is incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders on May 11, 1994, under the caption "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) 1. FINANCIAL STATEMENTS

        The following consolidated financial statements of Murphy Oil Corporation and consolidated subsidiaries are included on the pages indicated of Exhibit 13 to this 10- K report.

                                                         Exhibit 13
                                                          Page Nos.
                                                        -------------

     Independent Auditors' Report                             32
     Consolidated Statements of Income                        33
     Consolidated Balance Sheets                              34
     Consolidated Statements of Cash Flows                    35
     Consolidated Statements of Stockholders' Equity          36
     Notes to Consolidated Financial Statements         37 through 53

 (a) 2. FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedules of Murphy Oil Corporation and consolidated subsidiaries are included in this 10-K report on the pages as indicated below. All other schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.


                                                          10-K
                                                        Page Nos.
                                                        ---------

     Independent Auditors' Report on Schedules              12
     Schedule I --Marketable Securities                     13
     Schedule V --Property, Plant, and Equipment            14
     Schedule VI--Accumulated Depreciation,
                  Depletion, and Amortization
                  of Property, Plant, and Equipment         15
     Schedule IX--Short-term Borrowings                     16
     Schedule X --Supplementary Income
                  Statement Information                     17

 (a) 3. EXHIBITS

        The Exhibit Index on page 19 of this 10-K report lists the exhibits that are hereby filed.

 (b)    REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 1993.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES
                   -----------------------------------------


The Board of Directors
Murphy Oil Corporation:

Under date of March 4, 1994, we reported on the consolidated balance sheets of Murphy Oil Corporation and Consolidated Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are included in Exhibit 13 in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedules as listed under Item 14 (a) 2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note B to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1993.



KPMG PEAT MARWICK



Shreveport, Louisiana
March 4, 1994

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       SCHEDULE I - MARKETABLE SECURITIES
                               December 31, 1993
              ----------------------------------------------------
                            (Thousands of dollars)



                                                                 Approx.
                                                                  Market
                                                                 Value at  Balance
                                              Principal           Above     Sheet
Name of Issuer and Title of Issue             Amount      Cost    Date*    Amount*
- - - ----------------------------------            ---------  ------  --------  -------

United States Government - Treasury bills     $ 91,608    90,620   90,932   90,932

Government of Canada - Treasury bills            8,259     8,227    8,242    8,242

Reverse repurchase agreements                   15,170    15,170   15,175   15,175
                                              --------   -------  -------  -------

  Total Marketable Securities                 $115,037   114,017  114,349  114,349
                                              ========   =======  =======  =======

   *Includes accrued interest.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  SCHEDULE V--PROPERTY, PLANT, AND EQUIPMENT
                      Three years ended December 31, 1993
             ----------------------------------------------------
                            (Thousands of dollars)

                                    Balance at                                   Other         Balance at
                                     beginning    Additions                     changes -        end of
Classification                       of period     at cost     Retirements    add/(deduct)       period
- - - --------------                      ----------    ---------    -----------    -------------    ----------
YEAR ENDED DECEMBER 31, 1991
  Exploration and production        $2,233,477     116,758        27,528            55  (1)
                                                                               111,960  (2)
                                                                               (10,648) (3)
                                                                                   161  (4)
                                                                                 9,636  (5)     2,433,871
  Refining                             349,664      44,588           114             8  (1)
                                                                                (1,556) (3)       392,590
  Marketing                            122,394      15,184         5,769           (20) (1)
                                                                                (1,352) (3)
                                                                                   853  (6)       131,290
  Transportation                        57,666       3,371            46           (43) (1)
                                                                                    79  (3)        61,027
  Farms, timber, and real estate       155,685       2,858         1,923        (5,225) (7)       151,395
  Corporate and other                   60,220       2,203           324           (48) (3)        62,051
                                    ----------     -------       -------      --------          ---------
                                    $2,979,106     184,962        35,704       103,860          3,232,224
                                    ==========     =======       =======      ========          =========

YEAR ENDED DECEMBER 31, 1992
  Exploration and production        $2,433,871     115,296       112,353        41,742  (1)
                                                                              (129,363) (3)
                                                                                 1,494  (4)     2,350,687
  Refining                             392,590      47,942           224       (21,011) (3)       419,297
  Marketing                            131,290      14,111         3,592       (12,462) (3)       129,347
  Transportation                        61,027       6,020           125        (5,026) (1)
                                                                                (2,997) (3)        58,899
  Farms, timber, and real estate       151,395       6,017         2,619          (928) (7)       153,865
  Corporate and other                   62,051       1,477           362       (36,716) (1)
                                                                                  (878) (3)        25,572
                                    ----------     -------       -------      --------          ---------
                                    $3,232,224     190,863       119,275      (166,145)         3,137,667
                                    ==========     =======       =======      ========          =========

YEAR ENDED DECEMBER 31, 1993
  Exploration and production        $2,350,687     503,018        56,768          (140) (1)
                                                                               (44,585) (3)
                                                                                    97  (4)
                                                                               107,515  (8)
                                                                                  (828) (9)     2,858,996
  Refining                             419,297      66,364            58           209  (1)
                                                                                (1,769) (3)       484,043
  Marketing                            129,347      16,941         4,723            93  (1)
                                                                                (1,180) (3)       140,478
  Transportation                        58,899       3,580           148           134  (1)
                                                                                (1,337) (3)
                                                                                   580  (8)        61,708
  Farms, timber, and real estate       153,865       9,674         3,737            (6) (1)
                                                                                (1,045) (7)
                                                                                   (11)(10)       158,740
  Corporate and other                   25,572       4,034         3,089          (291) (1)
                                                                                  (209) (3)        26,017
                                    ----------     -------       -------      --------          ---------
                                    $3,137,667     603,611        68,523        57,227          3,729,982
                                    ==========     =======       =======      ========          =========

 (1)  Transfers between classifications.
 (2) Fair value in excess of book value of properties acquired from minority interest.
 (3)  Amounts applicable to foreign currency translations.
 (4) Depreciation applicable to used well equipment included in purchase of producing properties.
 (5)  Reclassified from investments.
 (6)  Cancellation or reclassification of capitalized lease obligations.
 (7)  Reclassified to investments and deferred charges.
 (8)  Effect of SFAS No. 109 on prior business combinations.
 (9)  Reclassified from deferred income tax liability.
(10)  Other.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND
                AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT
                      Three years ended December 31, 1993
            ------------------------------------------------------
                             (Thousands of dollars)

                                                Additions
                                   Balance at   charged to                   Other       Balance at
                                    beginning   costs and                  changes -       end of
Classification                      of period    expenses    Retirements   add/(deduct)    period
- - - --------------                     ----------   ----------   -----------   ------------  ----------
YEAR ENDED DECEMBER 31, 1991
 Exploration and production        $1,593,936     159,448       24,557         (184) (1)
                                                                             (8,397) (2)
                                                                                161  (3)
                                                                              9,128  (4)  1,729,535
 Refining                             215,012      17,358           95            5  (1)
                                                                               (793) (2)    231,487
 Marketing                             40,969       5,988        2,370            3  (1)
                                                                               (421) (2)
                                                                                853  (5)     45,022
 Transportation                        24,375       2,638           35          177  (1)
                                                                                 35  (2)     27,190
 Farms, timber, and real estate        43,513       3,221          346            -          46,388
 Corporate and other                   20,476       3,673          257           (1) (1)
                                                                                (29) (2)
                                                                                 99  (4)     23,961
                                   ----------     -------      -------     --------      ----------
                                   $1,938,281     192,326       27,660          636       2,103,583
                                   ==========     =======      =======     ========      ==========

YEAR ENDED DECEMBER 31, 1992
 Exploration and production        $1,729,535     147,407      111,051       15,964  (1)
                                                                            (91,893) (2)
                                                                              1,494  (3)  1,691,456
 Refining                             231,487      20,623          193          (14) (1)
                                                                             (8,487) (2)    243,416
 Marketing                             45,022       6,696        3,076           45  (1)
                                                                             (4,817) (2)     43,870
 Transportation                        27,190       2,560          120       (3,220) (1)
                                                                             (1,262) (2)     25,148
 Farms, timber, and real estate        46,388       3,120          710            -          48,798
 Corporate and other                   23,961       1,432          297      (12,775) (1)
                                                                               (644) (2)
                                                                                123  (7)     11,800
                                   ----------     -------      -------     --------      ----------
                                   $2,103,583     181,838      115,447     (105,486)      2,064,488
                                   ==========     =======      =======     ========      ==========

YEAR ENDED DECEMBER 31, 1993
 Exploration and production         $1,691,456     148,689       49,518         (421) (1)
                                                                             (32,965) (2)
                                                                                  97  (3)
                                                                              26,003  (6)  1,783,341
 Refining                              243,416      19,873           56          119  (1)
                                                                                (764) (2)    262,588
 Marketing                              43,870       7,014        4,552           20  (1)
                                                                                (432) (2)     45,920
 Transportation                         25,148       2,698          101          433  (1)
                                                                                (552) (2)     27,626
 Farms, timber, and real estate         48,798       3,500        1,381          (11) (7)     50,906
 Corporate and other                    11,800       1,582        2,709         (151) (1)
                                                                                (171) (2)     10,351
                                    ----------     -------      -------     --------      ----------
                                    $2,064,488     183,356       58,317       (8,795)      2,180,732
                                    ==========     =======      =======     ========      ==========

(1)  Transfers between classifications.
(2)  Amounts applicable to foreign currency translations.
(3) Depreciation applicable to used well equipment included in purchase of producing properties.
(4)  Reclassified from investments.
(5)  Cancellation or reclassification of capitalized lease obligations.
(6)  Effect of SFAS No. 109 on prior business combinations.
(7)  Other.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      SCHEDULE IX - SHORT-TERM BORROWINGS
                      Three years ended December 31, 1993
              ----------------------------------------------------
                            (Thousands of dollars)

                                         At end of period               Outstanding during the period
                                     ------------------------        ------------------------------------
                                                     Weighted                                    Weighted
                                                      average                                     average
Category of aggregate                                interest        Maximum       Average       interest
short-term borrowings                Balance (1)       rate           amount      amount (2)     rate (2)
- - - ---------------------                -----------     --------        --------     ----------     --------

Year ended December 31, 1991
  Payable to banks for borrowings    $ 37,680             6.2%       $ 88,663         15,576          7.7%

Year ended December 31, 1992
  Payable to banks for borrowings       2,795             7.2% (3)    123,886         27,418          5.7%

Year ended December 31, 1993
  Payable to banks for borrowings           -               -%          3,104          1,355          6.2%


  (1) The unused lines of credit can be withdrawn by the banks at any time. Outstanding amounts are normally repayable within one year and bear interest based on the banks' prime lending rates or costs of funds rates.

  (2) Average interest rates and average amounts outstanding are based on daily rates and amounts.

  (3) Primarily borrowings in the U.K., with a corresponding deposit earning interest at a rate that may be up to .5% lower.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      Three years ended December 31, 1993
            -------------------------------------------------------
                             (Thousands of dollars)




                                              Charged to Costs and Expenses
                                              ------------------------------
        Item                                   1993        1992       1991
        ----                                  -------     -------    -------
Maintenance and repairs                       $88,618      90,238     72,840
                                              =======      ======     ======



No other items required to be reported on this schedule exceeded one percent of total revenues.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY OIL CORPORATION



By            JACK W. McNUTT                                  Date:        March 29, 1994
   --------------------------------------                          ----------------------------------
     Jack W. McNutt, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 1994 by the following persons on behalf of the registrant and in the capacities indicated.



              C. H. MURPHY JR.                                        VESTER T. HUGHES JR.
   ---------------------------------------                    ---------------------------------------
   C. H. Murphy Jr., Chairman of the Board                        Vester T. Hughes Jr., Director
                 and Director



               JACK W. McNUTT                                            MICHAEL W. MURPHY
   ---------------------------------------                    ---------------------------------------
   Jack W. McNutt, President and Director                           Michael W. Murphy, Director
       (Principal Executive Officer)



             CLAIBORNE P. DEMING                                        WILLIAM C. NOLAN JR.
   ---------------------------------------                    ---------------------------------------
       Claiborne P. Deming, Executive                             William C. Nolan Jr., Director
        Vice President and Director



              R. MADISON MURPHY                                          CAROLINE G. THEUS
   ---------------------------------------                    ---------------------------------------
      R. Madison Murphy, Executive Vice                             Caroline G. Theus, Director
      President and Chief Financial and
     Administrative Officer and Director
        (Principal Financial Officer)



               B. R. R. BUTLER                                          LORNE C. WEBSTER
   ---------------------------------------                    ---------------------------------------
          B. R. R. Butler, Director                                 Lorne C. Webster, Director



               JOHN W. DEMING                                          RONALD W. HERMAN
   ---------------------------------------                    ---------------------------------------
          John W. Deming, Director                                 Ronald W. Herman, Controller
                                                                  (Principal Accounting Officer)



                H. RODES HART
   ---------------------------------------
           H. Rodes Hart, Director

                                 EXHIBIT INDEX

Exhibit                                                                    Page Number or Incorporation by
  No.                                                                                Reference to
- - - -------                                                                    -------------------------------
  3.1      Certificate of Incorporation of Murphy Oil Corporation as of    Exhibit 3.1, Page Ex. 3.1-0 of
           September 25, 1986                                              Murphy's Annual Report on
                                                                           Form 10-K for the year ended
                                                                           December 31, 1991



  3.2      Bylaws of Murphy Oil Corporation at February 3, 1993            Exhibit 3.3, Page 3.3-0 of
                                                                           Murphy's Annual Report on
                                                                           Form 10-K for the year ended
                                                                           December 31, 1992


  3.3      Bylaws of Murphy Oil Corporation at February 2, 1994            Ex. 3.3-1

  4        Instruments Defining the Rights of Security Holders.
           Murphy Oil Corporation is party to several long-term debt instruments, none of which authorizes securities that exceed 10 percent of the total assets of Murphy Oil
           Corporation and its subsidiaries on a consolidated basis.
           Pursuant to Regulation S-K, Item 601(b), paragraph 4(iii)(A),
           Murphy agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

  4.1      Rights Agreement dated as of December 6, 1989 between Murphy    Exhibit 4.1, Page 4.1-0 of Murphy's
           Oil Corporation and Harris Trust Company of New York, as        Annual Report on Form 10-K for
           Rights Agent                                                    the year ended December 31, 1989

 10.1      1982 Management Incentive Plan                                  Exhibit 10.2, Page Ex. 10.2-0 of
                                                                           Murphy's Annual Report on
                                                                           Form 10-K for the year ended
                                                                           December 31, 1991


 10.2      1987 Management Incentive Plan  (adopted May 13, 1987,          Exhibit 10.3, Page 10.3-0 of
           amended February 7, 1990 retroactive to February 3, 1988)       Murphy's Annual Report on Form
                                                                           10-K for the year ended December
                                                                           31, 1989

 10.3      1992 Stock Incentive Plan                                       Exhibit 10.3, Page 10.3-0 of
                                                                           Murphy's Annual Report on Form
                                                                           10-K for the year ended December
                                                                           31, 1992.

 13       1993 Annual Report to Security Holders                           Ex. 13-0 - pages 4 through 62
            Appendix - Narrative of Graphic and Image Material             A-1

 21       Subsidiaries of the Registrant                                   Ex. 21-1

 23       Independent Auditors' Consent                                    Ex. 23-1

 99.1     Undertakings                                                     Ex. 99.1-1

 99.2     Form 11-K, Annual Report for the fiscal year ended               To be filed as an amendment of
          December 31, 1993 covering Combined Thrift Plans for             this Annual Report on Form 10-K
          Employees of Murphy Oil USA, Inc., and Deltic Farm &             not later than 180 days after
          Timber Co., Inc.                                                 December 31, 1993.

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.