Form 10-Q
period 1994-03-31
MURPHY OIL CORP /DE
filed 1994-05-10
CIK 717423

===============================================================
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                             FORM 10-Q

(Mark one)   /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1994

                               OR

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ----------- to ------------


                     Commission File Number 1-8590


                        MURPHY OIL CORPORATION
          (Exact name of registrant as specified in its charter)



           DELAWARE                             71-0361522
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)        Identification Number)


        200 PEACH STREET
 P. O. Box 7000, EL DORADO, ARKANSAS              71731-7000
(Address of principal executive offices)          (Zip Code)


                           (501) 862-6411
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes /x/     No / /

Number of shares of Common Stock, $1.00 par value, outstanding at March 31, 1994, was 44,828,198.
=================================================================

PART I - FINANCIAL INFORMATION

       Murphy Oil Corporation and Consolidated Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                     (Thousands of dollars)

                                        (Unaudited)
                                         March 31,   December 31,
                                           1994         1993
                                        ---------    -----------
ASSETS
Current assets
  Cash and interest-bearing
   deposits                           $    26,593         26,876
  Marketable securities                   163,329        114,349
                                        ---------      ---------
      Cash and cash equivalents           189,922        141,225
  Accounts receivable, less
   allowance for doubtful accounts
   of $5,506 in 1994 and $5,379
   in 1993                                161,848        196,214
  Inventories
    Crude oil and raw materials            73,564         76,741
    Finished products                      45,665         42,959
    Materials and supplies                 33,093         32,323
  Prepaid expenses                         39,145         35,042
  Deferred income taxes                    19,066         18,497
                                        ---------      ---------
      Total current assets                562,303        543,001

Investments and noncurrent
 receivables                               26,678         42,518
Property, plant, and equipment,
 at cost less accumulated
 depreciation, depletion, and
 amortization of $2,215,857
 in 1994 and $2,180,732 in 1993         1,566,393      1,549,250
Deferred charges and other assets          37,598         34,090
                                        ---------      ---------
                                      $ 2,192,972      2,168,859
                                        =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term
   obligations                        $    10,902         10,859
  Accounts payable and accrued
   liabilities                            371,813        372,606
  Income taxes                             42,397         29,294
                                        ---------      ---------
      Total current liabilities           425,112        412,759

Notes payable and other long-term
 obligations                               21,716         21,709
Nonrecourse debt of a subsidiary           97,281         87,509
Deferred income taxes                     117,538        117,571
Reserve for dismantlement costs           127,778        123,107
Reserve for major repairs                  29,920         26,023
Deferred credits and other
 liabilities                              153,104        157,831

Stockholders' equity
  Capital stock
    Cumulative Preferred Stock,
     par $100, authorized 400,000
     shares, none issued                        -              -
    Common Stock, par $1.00,
     authorized 80,000,000 shares,
     issued 48,775,314 shares              48,775         48,775
  Capital in excess of par value          507,577        507,292
  Retained earnings                       781,312        772,172
  Currency translation adjustment         (12,594)        (1,514)
  Unamortized restricted stock awards      (1,369)          (660)
  Treasury stock, 3,947,116 shares of
   Common Stock in 1994, 3,967,631
   shares in 1993, at cost               (103,178)      (103,715)
                                        ---------      ---------
      Total stockholders' equity        1,220,523      1,222,350
                                        ---------      ---------
                                      $ 2,192,972      2,168,859
                                        =========      =========

See accompanying Notes to Consolidated Financial Statements.

The number of pages in this document is 10.

       Murphy Oil Corporation and Consolidated Subsidiaries
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
         (Thousands of dollars, except per share amounts)

                                              Three Months Ended
                                                  March 31
                                              ------------------
                                                l994       1993
                                              -------    -------
REVENUES
Sales                                       $ 395,414    382,834
Other operating revenues                        9,002      8,103
Interest and other revenues                     5,103      7,594
                                              -------    -------
    Total revenues                            409,519    398,531
                                              -------    -------

COSTS AND EXPENSES
Crude oil, products, and operating
 expenses                                     288,261    303,225
Exploration expenses, including
 undeveloped lease amortization                11,915     11,762
Selling and general expenses                   16,678     16,231
Depreciation, depletion, and amortization      50,429     42,835
Interest expense                                2,349      1,665
Interest capitalized                           (1,231)      (531)
                                              -------    -------
    Total costs and expenses                  368,401    375,187
                                              -------    -------

Income before income taxes and cumulative
 effect of changes in accounting principles    41,118     23,344

Federal and state income taxes                 17,322      6,050
Foreign income taxes (benefits)                   108     (6,547)
                                              -------    -------
Income before cumulative effect of changes
 in accounting principles                      23,688     23,841

Cumulative effect of changes in
 accounting principles                              -     15,338
                                              -------    -------

NET INCOME                                  $  23,688     39,179
                                              =======    =======

Average Common shares outstanding          44,854,688 44,870,217


Per Common share
  Income before cumulative effect of
   changes in accounting principles         $     .53        .53
  Cumulative effect of changes in
   accounting principles                            -        .34
                                              -------    -------
     Net income                             $     .53        .87
                                              =======    =======
Cash dividends per share of
 Common Stock                               $    .325        .30


See accompanying Notes to Consolidated Financial Statements.

       Murphy Oil Corporation and Consolidated Subsidiaries
         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
            Three Months Ended March 31, 1994 and 1993
                     (Thousands of dollars)

                                            1994           1993
                                          -------        -------
OPERATING ACTIVITIES
Income before cumulative effect of
 changes in accounting principles       $  23,688         23,841
Adjustments to reconcile above income
 to net cash provided by operating
 activities
  Depreciation, depletion, and
   amortization                            50,429         42,835
  Expenditures for major repairs and
   dismantlement costs                       (924)          (195)
  Exploratory expenditures charged
   against income                           9,287          8,325
  Amortization of undeveloped leases        2,628          3,437
  Deferred and noncurrent income
   tax charges (credits)                    5,301         (3,276)
  Gains from disposition of assets           (264)          (232)
  Other - net                               7,711          5,722
                                          -------        -------
                                           97,856         80,457
(Increase) decrease in operating working
 capital other than cash and cash
 equivalents                               41,705        (43,165)
Cumulative effect of accounting changes
 on working capital                             -         25,437
Net recoveries (expenditures) on insurance
 claim to repair hurricane damage          16,176        (19,105)
Other adjustments related to operating
 activities                               (11,148)        (8,105)
                                          -------        -------
    Net cash provided by operating
     activities                           144,589         35,519
                                          -------        -------

INVESTING ACTIVITIES
Capital expenditures requiring cash       (91,225)       (85,118)
Proceeds from sale of property, plant,
 and equipment                                960            839
Other - net                                  (499)          (163)
                                          -------        -------
    Net cash required by investing
     activities                           (90,764)       (84,442)
                                          -------        -------

FINANCING ACTIVITIES
Reduction of notes payable and other
 long-term obligations                         (9)          (120)
Increase in nonrecourse debt of a
 subsidiary                                 9,831              -
Increase in short-term notes payable            -            164
Dividends paid                            (14,548)       (13,424)
Purchase of Common Stock for treasury           -         (1,636)
                                          -------        -------
    Net cash required by financing
     activities                            (4,726)       (15,016)
                                          -------        -------
Effect of exchange rate changes on
 cash and cash equivalents                   (402)          (278)
                                          -------        -------

Net increase (decrease) in cash and cash
 equivalents                               48,697        (64,217)
Cash and cash equivalents at January 1    141,225        377,845
                                          -------        -------

Cash and cash equivalents at March 31   $ 189,922        313,628
                                          =======        =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid, net of
 refunds                                $     731         36,256
                                          =======        =======

Interest paid, net of amounts
 capitalized                            $    (332)          (217)
                                          =======        =======

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the accompanying financial statements of Murphy Oil Corporation and Consolidated
Subsidiaries (Murphy/the Company).

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the balance sheet at December 31, 1993. In the opinion of the Company's management, the unaudited financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the Company's financial position at March 31, 1994, and the results of operations and cash flows for the three-month periods ended March 31, 1994 and 1993 in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the Company's 1993 Annual Report on Form 10-K, as certain notes and other pertinent information have been abbreviated in or omitted from this report.

Financial results for the three months ended March 31, 1994 are not necessarily indicative of future results.

NOTE B - ENVIRONMENTAL CONTINGENCIES

The Company's worldwide operations are subject to numerous laws and regulations designed to protect the environment and/or impose remediation obligations. In addition, the Company may be involved in personal injury claims, allegedly caused by exposure to materials manufactured or used by the Company. Under the Company's accounting policies, liabilities for environmentally related obligations are recorded when such obligations are probable and the cost can be reasonably estimated. In instances where there is a range of reasonably estimated costs, the Company will record the most likely amount, or if no amount is most likely, the minimum of the range. The need to adjust amounts recorded is reviewed quarterly. Actual cash expenditures often follow recognition of the obligation by a number of years.

The Company currently operates or has previously operated certain sites or facilities, including refineries, oil and gas fields, service stations, and terminals, for which known or potential obligations for environmental remediation exist. The Company has provided an environmental reserve, which includes certain amounts that are based on anticipated regulatory approval of proposed remediation processes involving a land farm, formerly used for disposal of refinery waste, and closure of water basins. If regulatory authorities require more costly alternatives than the proposed processes, future expenditures could increase by up to an estimated $9 million above the amount reserved.

The Company has received notices from the U.S. Environmental Protection Agency that it is a Potentially Responsible Party
(PRP) at two Superfund sites and has been assigned responsibility by defendants at another Superfund site. In addition, the Company is aware of three other sites at which it could be named as a PRP. The potential total cost to all parties to perform necessary remediation work at these sites is substantial. However, based on information currently available, the Company is a de minimus party, with assigned or potentially assigned responsibility of less than one percent at each site. The Company has recorded a reserve totaling $.1 million for these sites, and due to the minor percentages involved, does not expect that its related remediation costs will be material to its financial condition. Additional information may become known in the future that would alter this assessment, including a requirement to bear a pro rata share of costs attributable to nonparticipating PRP's or indications of additional responsibility by the Company.

Although the Company is not aware of any environmental matters that might have a material effect on its financial condition, there is the possibility that additional expenditures could be required at currently

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE B - ENVIRONMENTAL CONTINGENCIES (CONTD.)

unidentified sites, and new or revised regulatory requirements could necessitate additional expenditures at known sites. Such expenditures could have a material impact on the results of operations in a future period.

The Company believes that certain of its environmental remediation obligations are covered by insurance; however, the issue is the subject of ongoing litigation and no assurance can be given that the Company's position will be sustained.
Therefore, no insurance recoveries have been used to reduce the environmental liabilities recorded at March 31, 1994.

NOTE C - OTHER CONTINGENCIES

The Company's operations and earnings have been and may be affected by various other forms of governmental action by the countries in which it operates. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; restrictions on production; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting issuance of oil and gas or mineral leases; laws and regulations intended for the promotion of safety; and laws and regulations affecting the Company's relationships with employees, suppliers, customers, shareholders, and others. Because governmental actions are often motivated by political considerations, may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form which such actions may take, or the effect such actions may have on the Company.

On February 19, 1987, the U.S. Department of Energy (DOE) published a Proposed Remedial Order (PRO) alleging that the Company received approximately $13.4 million for crude oil and/or related transportation charges in excess of amounts allowed under DOE regulations that were in effect from September 1973 through January 1981. The PRO sought restitution of this amount, plus interest of approximately $24.5 million calculated to the date of the PRO.

On June 17, 1992, DOE'S Office of Hearings and Appeals sustained the allegations of the PRO in their entirety and issued the Company a Remedial Order. The Company filed a Notice of Appeal to issuance of the Remedial Order and contested the material allegations in an appeal proceeding before the Federal Energy Regulatory Commission (FERC). On January 24, 1994, the presiding FERC administrative law judge issued a Decision and Proposed Order, which sustained the position of the Company on most of the material allegations in the proceeding. The record of the entire proceeding has been certified to the FERC, which will review the Decision and Proposed Order and affirm, reverse, or modify it.
If the FERC should reverse the decision of its presiding administrative law judge, the Company will continue to vigorously defend its position on these issues. Under any circumstances, the Company believes that adequate accruals have been made.

In the normal course of its business activities, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 1994, letters of credit outstanding amounted to $68.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE D - BUSINESS SEGMENTS

                             Three Mos. Ended   Three Mos. Ended
                              March 31, 1994     March 3l, l993
                             ----------------   ----------------
(Millions of dollars)        Revenues  Income    Revenues Income
                             --------  ------    -------- ------
Petroleum
  Exploration and production
    United States..........   $  60.7     7.7        56.4    7.0
    Canada.................      25.5     (.6)       16.8     .4
    United Kingdom.........      20.5      .6        14.4     .8
    Other international....       2.9      .9         5.2     .2
                                -----   -----       -----  -----
                                109.6     8.6        92.8    8.4
                                -----   -----       -----  -----
  Refining, marketing, and
   transportation
    United States .........     209.4     8.7       219.1   (3.1)
    Western Europe ........      67.2      .7        71.9    1.9
    Canada.................       6.5     1.7         7.3    2.3
                                -----   -----       -----  -----
                                283.1    11.1       298.3    1.1
                                -----   -----       -----  -----
                                392.7    19.7       391.1    9.5
  Intrasegment transfers
   elimination ..............   (11.7)              (16.6)
                                -----   -----       -----  -----
      Total petroleum .......   381.0    19.7       374.5    9.5
Farm, timber, and real
 estate--United States ......    23.4     7.3        16.4    3.9
Corporate and other .........     5.1    (3.3)        7.6    (.8)
                                -----   -----       -----  -----
Revenues/income before unusual
 or infrequently occurring
 items ......................   409.5    23.7       398.5   12.6
Refund of U.K. income
 taxes ......................       -       -           -   11.3
Cumulative effect of changes
 in accounting principles for
  Income taxes ..............       -       -           -   31.8
  Postretirement benefits other
   than pensions, net of taxes      -       -           -  (16.5)
                                -----   -----       -----  -----
                              $ 409.5    23.7       398.5   39.2
                                =====   =====       =====  =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the first quarter of 1994 was $23.7 million, $.53 a share, compared to first quarter 1993 income before unusual items and accounting changes of $12.6 million, $.28 a share. Net income for the year-ago first quarter totaled $39.2 million, $.87 a share, and included benefits of $11.3 million, $.25 a share, from refund of U.K. income taxes, and $15.3 million, $.34 a share, for the cumulative effect of accounting changes adopted effective January 1, 1993.

Earnings from ongoing operations increased 88 percent in the first quarter of 1994 compared to a year ago. A strong performance from U.S. refining, marketing, and transportation operations and a substantial improvement in farm, timber, and real estate operations accounted for most of the increase. Earnings from the exploration and production segment were up slightly, despite substantial declines in crude oil prices. A 45-percent increase in crude oil and gas liquids production and significantly higher U.S. natural gas prices provided the offsets. Results from corporate activities were unfavorable to last year's first quarter.

Earnings from exploration and production operations were $8.6 million compared to $8.4 million a year ago. U.S. operations earned $7.7 million, up from $7 million in the first quarter of 1993, and international operations earned $.9 million compared to $1.4 million a year earlier. The Company's crude oil and gas liquids sales prices averaged $12.84 a barrel in the U.S. and $13.90 in the U.K., decreases of 29 percent and 24 percent, respectively. In Canada, sales prices averaged $11.16 a barrel for light oil and $7.08 for heavy oil, down 26 percent and 30 percent, respectively. The average sales price for synthetic oil from Murphy's interest in the Canadian Syncrude project, acquired in late 1993, was $13.15 a barrel. Total crude oil and gas liquids production averaged 46,870 barrels a day compared to 32,420 in the first quarter of 1993. U.K. production more than doubled, with production from "T" Block, which commenced in late 1993, and an increased interest in the Ninian field, effective January 1, 1994, accounting for the increase. Production of synthetic oil in Canada averaged 9,359 barrels a day in the first quarter of 1994. Murphy's average natural gas sales price in the U.S. was $2.27 an MCF in the current quarter compared to $1.83 a year ago, an increase of 24 percent. Natural gas sales prices averaged $1.58 an MCF in Canada and $2.39 in the U.K., increases of 45 percent and seven percent, respectively. In Spain, the price averaged $2.35 an MCF, a decrease of 10 percent from a year ago. Total natural gas sales increased two percent to 285,648 MCF a day, with an eight-percent increase in U.S. sales offset in part by lower sales in Spain. Exploration expenses totaled $11.9 million, basically unchanged from the first quarter of 1993. A supporting table on page 9 provides additional details of the results of exploration and production operations for the first quarter of each year.

Refining, marketing, and transportation operations earned $11.1 million in the first quarter of 1994 compared to $1.1 million a year ago. U.S. operations contributed $8.7 million compared to a loss of $3.1 million in the first quarter of 1993, as lower crude costs strengthened margins and product sales increased nine percent. Operations in Western Europe earned $.7 million, down from $1.9 million a year ago; the average unit margin declined eight percent, while sales volumes increased 15 percent. Profits from purchasing, transporting, and reselling crude oil in Canada were $1.7 million in the current quarter compared to $2.3 million in the first quarter of 1993. Refinery crude runs were 151,394 barrels a day compared to 132,604 in the first quarter of 1993. Refined product sales were 159,179 barrels a day, up from 143,899 a year ago.

Earnings from farm, timber, and real estate operations were up
87 percent, increasing from $3.9 million in the first quarter of 1993 to $7.3 million in the current quarter. Timber operations contributed $6.8 million, an increase of 80 percent over the prior year. Harvested sawtimber increased from 12 million board feet to 20.5 million in the current quarter, and the average sales price was up 13 percent. Lumber prices and sawmill margins were also up substantially. Forty-three lots were sold at the Chenal Valley development in western Little Rock during the first quarter of 1994 compared to 11 a year ago.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

Corporate functions reflected losses of $3.3 million in the current quarter and $.8 million in the first quarter of 1993. The variance was primarily due to lower interest income, as the level of funds available for investment during the first quarter of 1993 was reduced later in the year by acquisitions of oil and gas properties.

FINANCIAL CONDITION

Cash provided by operating activities was $144.6 million for the first three months of 1994 compared to $35.5 million for the same period in 1993. The 1994 amount reflected a $41.7 million decrease in noncash operating working capital and net recoveries of $16.2 million on an insurance claim to repair 1992 hurricane damage; the 1993 amount was net of reductions caused by an increase of $43.2 million in noncash operating working capital and net expenditures of $19.1 million to repair the hurricane damage. Predominant uses of funds in both years were for capital expenditures (which, including amounts expensed, are summarized in the following table) and payment of dividends.


   (Millions of dollars)                       1994         1993
                                               ----         ----
   Exploration and production ...........    $ 66.9         59.9
   Refining .............................      17.6         16.8
   Marketing ............................       3.1          2.8
   Transportation .......................        .4           .8
   Farm, timber, and real estate ........       1.3          2.2
   Other ................................       1.9          2.6
                                               ----         ----
                                             $ 91.2         85.1
                                               ====         ====

Working capital at March 31, 1994 was $137.2 million, up $6.9 million from December 31, 1993. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $46 million below current costs at March 31, 1994.

At March 31, 1994, nonrecourse debt of a subsidiary was $97.3 million, an increase of $9.8 million during the first three months of 1994. Notes payable and other long-term obligations of $21.7 million remained unchanged. A summary of capital employed at March 31, 1994 and December 31, 1993 follows.

                                              1994          1993
                                       -----------   -----------
   (Millions of dollars)               Amount    %   Amount    %
                                       ------  ---   ------  ---
   Notes payable and other long-term
    obligations .................    $   21.7    2     21.7    2
   Nonrecourse debt of a
    subsidiary ..................        97.3    7     87.5    6
   Stockholders' equity .........     1,220.5   91  1,222.4   92
                                      -------  ---  -------  ---
                                     $1,339.5  100  1,331.6  100
                                      =======  ===  =======  ===


OIL AND GAS OPERATING RESULTS*  (Millions of dollars)
- -----------------------------------------------------------------
                                  United           Synthetic
                      United        King-      Sub-   Oil -
                      States Canada  dom Other total Canada Total
- -----------------------------------------------------------------
THREE MONTHS ENDED
 MARCH 31, 1994
Revenues              $ 60.7   14.4 20.5   2.9  98.5   11.1 109.6
Production costs        13.2    6.0  7.4   1.1  27.7   10.3  38.0
Depreciation,
 depletion, and
 amortization           26.0    4.9  9.1    .2  40.2    1.3  41.5
Exploration expenses
  Dry hole costs         1.2    1.5  1.9     -   4.6      -   4.6
  Geological and
   geophysical costs     2.5     .7    -    .1   3.3      -   3.3
  Other costs             .6     .2   .4    .2   1.4      -   1.4
- -----------------------------------------------------------------
                         4.3    2.4  2.3    .3   9.3      -   9.3
  Undeveloped lease
   amortization          2.0     .6    -     -   2.6      -   2.6
- -----------------------------------------------------------------
    Total exploration
     expenses            6.3    3.0  2.3    .3  11.9      -  11.9
- -----------------------------------------------------------------
Other items, net         2.1    1.0   .7    .4   4.2      -   4.2
Income tax provision
 (benefit)               5.4    (.2)  .4     -   5.6    (.2)  5.4
- -----------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and
 interest)            $  7.7    (.3)  .6    .9   8.9    (.3)  8.6
=================================================================

THREE MONTHS ENDED
 MARCH 31, 1993
Revenues              $ 56.4   16.8 14.4   5.2  92.8      -  92.8
Production costs        13.6    5.9  5.1   2.5  27.1      -  27.1
Depreciation,
 depletion, and
 amortization           22.1    5.6  4.4   1.5  33.6      -  33.6
Exploration expenses
  Dry hole costs         2.9    1.6    -     -   4.5      -   4.5
  Geological and
   geophysical costs     1.3     .9   .6     -   2.8      -   2.8
  Other costs             .2     .2   .3    .3   1.0      -   1.0
- -----------------------------------------------------------------
                         4.4    2.7   .9    .3   8.3      -   8.3
  Undeveloped lease
   amortization          2.3     .8    -    .4   3.5      -   3.5
- -----------------------------------------------------------------
    Total exploration
     expenses            6.7    3.5   .9    .7  11.8      -  11.8
- -----------------------------------------------------------------
Other items, net         2.6    1.1  1.0    .3   5.0      -   5.0
Income tax provision     4.4     .3  2.2     -   6.9      -   6.9
- -----------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and
 interest)            $  7.0     .4   .8    .2   8.4      -   8.4
=================================================================

*Excludes unusual items.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          (a) The information contained in Note C to the Consolidated Financial Statements, page 5 of this report, concerning certain legal proceedings in which the Company is involved, is incorporated herein by reference.

          (b) One of the Company's subsidiaries, Murphy Oil
              USA, Inc., owns and operates two oil refineries in the U.S. This subsidiary is a defendant in three governmental actions that: (1) seek monetary sanctions of $100,000 or more, and (2) arise under enacted provisions that regulate the discharge of materials into the environment or have the purpose of protecting the environment. These actions individually or in the aggregate are not material to the financial condition of the Company.

          (c) The Company and its subsidiaries are engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business and none of which is material as defined.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits - Not applicable

          (b) No reports on Form 8-K have been filed for the quarter covered by this report.


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MURPHY OIL CORPORATION
                                          (Registrant)

                                     By /s/ Ronald W. Herman
                                        --------------------
                                     Ronald W. Herman, Controller
                                     (Chief Accounting Officer
                                      and Duly Authorized Officer)
May 10, 1994
   (Date)