Form 10-K/A
period 1993-12-31
MURPHY OIL CORP /DE
filed 1994-06-28
CIK 717423

=================================================================
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                            FORM 10-K/A

AMENDMENT NO. 1 TO CORRECT PAGE 19 AND ADD EXHIBIT 99.2, FORM 11-K, ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993 COVERING COMBINED THRIFT PLANS FOR EMPLOYEES OF MURPHY OIL CORPORATION, MURPHY OIL USA, INC., AND DELTIC FARM & TIMBER CO., INC.

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        For The Fiscal Year Ended DECEMBER 31, 1993

                                or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
   For the transition period from ----------- to -----------

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

                                              Name of each
                                           exchange on which
      Title of each class                     registered

COMMON STOCK, $1.00 PAR VALUE         NEW YORK STOCK EXCHANGE AND
                                       THE TORONTO STOCK EXCHANGE

SERIES A PARTICIPATING CUMULATIVE     NEW YORK STOCK EXCHANGE AND
PREFERRED STOCK PURCHASE RIGHTS        THE TORONTO STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  /X/ Yes   / / No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of the voting stock held by non-affiliates of the registrant, based on average price at February 28, 1994 as quoted by the New York Stock Exchange, was approximately
$1,276,693,000.

Number of shares of Common Stock, $1.00 Par Value, outstanding at
February 28, 1994, was 44,806,705.

               DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement relating to the
Annual Meeting of Stockholders on May 11, 1994         (Part III)
================================================================

                         EXHIBIT INDEX

                                            Page Number or
Exhibit                                     Incorporation by
  No.                                       Reference to
- - - -------                                     ------------------

 3.1   Certificate of Incorporation of      Exhibit 3.1, Page
       Murphy Oil Corporation as of         Ex. 3.1-0 of Murphy's
       September 25, 1986                   Annual Report on Form
                                            10-K for the year
                                            ended December 31,
                                            1991

 3.2   Bylaws of Murphy Oil Corporation     Exhibit 3.3, Page
       at February 3, 1993                  3.3-0 of Murphy's
                                            Annual Report on Form
                                            10-K for the year
                                            ended December 31,
                                            1992

 3.3   Bylaws of Murphy Oil Corporation
       at February 2, 1994                  Ex. 3.3-1

 4     Instruments Defining the Rights
       of Security Holders.  Murphy Oil
       Corporation is party to several
       long-term debt instruments, none
       of which authorizes securities
       that exceed 10 percent of the
       total assets of Murphy Oil
       Corporation and it subsidiaries
       on a consolidated basis.  Pursuant
       to Regulation S-K, Item 601 (b),
       paragraph 4(iii)(A), Murphy agrees
       to furnish a copy of each such
       instrument to the Securities and
       Exchange Commission upon request.

 4.1   Rights Agreement dated as of         Exhibit 4.1, Page
       December 6, 1989 between Murphy      4.1-0 of Murphy's
       Oil Corporation and Harris Trust     Annual Report on
       Company of New York, as Rights       Form 10-K for the
       Agent                                year ended December
                                            31, 1989

10.1   1982 Management Incentive Plan       Exhibit 10.2, Page
                                            Ex. 10-2-0 of
                                            Murphy's Annual
                                            Report on Form 10-K
                                            for the year ended
                                            December 31, 1991


10.2   1987 Management Incentive Plan       Exhibit 10.3, Page
       (adopted May 13, 1987, amended       10.3-0 of Murphy's
       February 7, 1990 retroactive         Annual Report on Form
       to February 3, 1988)                 10-K for the year
                                            ended December 31,
                                            1989

10.3   1992 Stock Incentive Plan            Exhibit 10.3, Page
                                            10.3-0 of Murphy's
                                            Annual Report on Form
                                            10-K for the year
                                            ended December 31,
                                            1992

13     1993 Annual Report to                Ex. 13-0 - pages 4
       Security Holders                     through 62
         Appendix - Narrative of            A-1 (electronic
          Graphic and Image Material        filing only)

21     Subsidiaries of the Registrant       Ex. 21-1

23     Independent Auditors' Consent        Ex. 23-1

99.1   Undertakings                         Ex. 99.1-1

99.2   Form 11-K, Annual Report for         Ex. 99.2-0 (filed as
       the fiscal year ended December       Amendment No. 1 to
       31, 1993 covering Combined           this Annual Report
       Thrift Plans for Employees of        on Form 10-K)
       Murphy Oil Corporation, Murphy
       Oil USA, Inc., and Deltic
       Farm & Timber Co., Inc.

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.

                                                     EXHIBIT 99.2


               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549




                            FORM 11-K


       (Mark One)
      [X]  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended DECEMBER 31, 1993

                                OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from -------- to --------


                       Commission file number 1-8590


   COMBINED THRIFT PLANS FOR EMPLOYEES OF MURPHY OIL CORPORATION,
      MURPHY OIL USA, INC., AND DELTIC FARM & TIMBER CO., INC.
                      (Full title of the Plans)





                       MURPHY OIL CORPORATION
     (Exact name of issuer of securities held pursuant to Plans)


200 PEACH STREET, P.O. BOX 7000, EL DORADO, ARKANSAS   71731-7000
(Address of issuer's principal executive office)       (Zip Code)


          The number of pages contained in this document is 20.




                             Ex. 99.2-0

                        MURPHY OIL CORPORATION

              Combined Thrift Plans for Employees of
       Murphy Oil Corporation, Murphy Oil USA, Inc., and Deltic
                       Farm & Timber Co., Inc.

                          December 31, 1993


                          TABLE OF CONTENTS


                                                       Page No.
                                                      ----------
Independent Auditors' Report                          Ex. 99.2-2

Consolidating Statements of Net Assets Available
 for Benefits - December 31, 1993 and 1992            Ex. 99.2-3

Consolidated Statements of Changes in Net Assets
 Available for Benefits - By Year for Three Years
 Ended December 31, 1993                              Ex. 99.2-4

Statements of Changes in Net Assets Available
 for Benefits - Fund A - By Year for Three Years
 Ended December 31, 1993                              Ex. 99.2-5

Statements of Changes in Net Assets Available
 for Benefits - Fund B - By Year for Three Years
 Ended December 31, 1993                              Ex. 99.2-6

Statements of Changes in Net Assets Available
 for Benefits - Fund C - By Year for Three Years
 Ended December 31, 1993                              Ex. 99.2-7

Notes to Financial Statements                         Ex. 99.2-8

Schedule 1 - Item 27A - Schedule of Assets Held for
 Investment Purposes - December 31, 1993              Ex. 99.2-15

Schedule 2 - Item 27D - Schedule of Reportable (5%)
 Transactions - Year Ended December 31, 1993          Ex. 99.2-17

Signatures                                            Ex. 99.2-18

Exhibit A, Independent Auditors' Consent              Ex. 99.2-A







                                Ex. 99.2-1

                      INDEPENDENT AUDITORS' REPORT
                      ----------------------------


The Board of Directors
Murphy Oil Corporation:

We have audited the consolidating statements of net assets available for benefits of the Combined Thrift Plans for Employees of Murphy Oil Corporation, Murphy Oil USA, Inc., and Deltic Farm & Timber Co., Inc. (identified as the "Thrift Plan for Employees of Murphy Oil Corporation," the "Thrift Plan for Hourly Employees of Deltic Farm & Timber Co., Inc.," the "Thrift Plan for Employees of Murphy Oil USA, Inc. Represented by the United Steelworkers of America, AFL-CIO, on Behalf of Local Union 8363," and the "Thrift Plan for Employees of Murphy Oil USA,Inc. Represented by the International Union of Operating Engineers, Local No. 305") as of December 31, 1993 and 1992, and the related consolidated and individual fund statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1993. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedules of Assets Held for Investment Purposes as of December 31, 1993, and Reportable (5%) Transactions for the year ended December 31, 1993. These financial statements and financial statement schedules are the responsibility of the Plans' management. Our responsibility is to express an opinion on these financial statements and financial schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects,the consolidated and individual fund net assets available for benefits of the Combined Thrift Plans for Employees of Murphy Oil Corporation, Murphy Oil USA, Inc., and Deltic Farm & Timber Co., Inc. as of December 31, 1993 and 1992, and the consolidated and individual fund changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG PEAT MARWICK


Shreveport, Louisiana
June 15, 1994

                                  Ex. 99.2-2

                       MURPHY OIL CORPORATION
   Combined Thrift Plans for Employees of Murphy Oil Corporation,
      Murphy Oil USA, Inc., and Deltic Farm & Timber Co., Inc.
   CONSOLIDATING STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                    December 31, 1993 and 1992

                                                  Fund A
                                          -----------------------
                                             1993         1992
                                          ----------   ----------
Assets
  Investments in marketable securities
    Common stock of Murphy Oil Corp.    $          -            -
    Other common stock                             -            -

  Other investments
    Guaranteed investment contracts,
     at contract value                    72,498,394   66,039,254
    Other                                  2,245,076            -
                                          ----------   ----------
      Total investments                   74,743,470   66,039,254

  Cash                                             -            -
  Accrued interest and dividends                   -            -
                                          ----------   ----------

      Total assets                        74,743,470   66,039,254


Liabilities - benefits payable to
 participants                                485,344      480,397
                                          ----------   ----------

      Net assets available for
       benefits                          $74,258,126   65,558,857
                                          ==========   ==========

Number of units outstanding                6,616,030    6,404,554
                                          ==========   ==========

Net assets available for benefits
 per unit                                $   11.2240      10.2363
                                          ==========   ==========

See accompanying Notes to Financial Statements.

                       MURPHY OIL CORPORATION
   Combined Thrift Plans for Employees of Murphy Oil Corporation,
        Murphy Oil USA, Inc., and Deltic Farm & Timber Co., Inc.
   CONSOLIDATING STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                    December 31, 1993 and 1992

                                                  Fund B
                                          -----------------------
                                             1993         1992
                                          ----------   ----------
Assets
  Investments in marketable securities
    Common stock of Murphy Oil Corp.    $          -            -
    Other common stock (historical cost
     $7,347,665 and $5,428,272 in 1993
     and 1992, respectively)               8,052,360    7,027,883
  Other investments
    Guaranteed investment contracts,
     at contract value                             -            -
    Other                                    290,281      541,461
                                          ----------   ----------
      Total investments                    8,342,641    7,569,344

  Cash                                       (24,813)      39,603
  Accrued interest and dividends              16,642       16,316
                                          ----------   ----------

      Total assets                         8,334,470    7,625,263


Liabilities - benefits payable to
 participants                                  9,179      115,701
                                          ----------   ----------

      Net assets available for
       benefits                          $ 8,325,291    7,509,562
                                          ==========   ==========

Number of units outstanding                  381,535      370,506
                                          ==========   ==========

Net assets available for benefits
 per unit                                $   21.8205      20.2684
                                          ==========   ==========

See accompanying Notes to Financial Statements.

                       MURPHY OIL CORPORATION
   Combined Thrift Plans for Employees of Murphy Oil Corporation,
        Murphy Oil USA, Inc., and Deltic Farm & Timber Co., Inc.
   CONSOLIDATING STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                    December 31, 1993 and 1992

                                                  Fund C
                                          -----------------------
                                             1993         1992
                                          ----------   ----------
Assets
  Investments in marketable securities
    Common stock of Murphy Oil Corporation
     at market value - 172,860 and
     232,746 shares (historical cost
     $5,754,629 and $7,597,784) in 1993
     and 1992, respectively              $ 6,914,400    8,262,483
    Other common stock                             -            -
  Other investments
    Guaranteed investment contracts,
     at contract value                             -            -
    Other                                     65,136       66,532
                                          ----------   ----------
      Total investments                    6,979,536    8,329,015

  Cash                                             -       28,460
  Accrued interest and dividends                 104          141
                                          ----------   ----------

      Total assets                         6,979,640    8,357,616


Liabilities - benefits payable to
 participants                                      -       82,488
                                          ----------   ----------

      Net assets available for
       benefits                          $ 6,979,640    8,275,128
                                          ==========   ==========

Number of units outstanding                1,393,060    1,700,495
                                          ==========   ==========

Net assets available for benefits
 per unit                                $    5.0103       4.8663
                                          ==========   ==========

See accompanying Notes to Financial Statements.

                       MURPHY OIL CORPORATION
   Combined Thrift Plans for Employees of Murphy Oil Corporation,
      Murphy Oil USA, Inc., and Deltic Farm & Timber Co., Inc.
   CONSOLIDATING STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                    December 31, 1993 and 1992

                                            Consolidated Totals
                                          -----------------------
                                             1993         1992
                                          ----------   ----------
Assets
  Investments in marketable securities
    Common stock of Murphy Oil Corporation
     at market value - 172,860 and
     232,746 shares (historical cost
     $5,754,629 and $7,597,784) in 1993
     and 1992, respectively              $ 6,914,400    8,262,483
    Other common stock (historical cost
     $7,347,665 and $5,428,272 in 1993
     and 1992, respectively)               8,052,360    7,027,883
  Other investments
    Guaranteed investment contracts,
     at contract value                    72,498,394   66,039,254
    Other                                  2,600,493      607,993
                                          ----------   ----------
      Total investments                   90,065,647   81,937,613

  Cash                                       (24,813)      68,063
  Accrued interest and dividends              16,746       16,457
                                           ---------   ----------

      Total assets                        90,057,580   82,022,133


Liabilities - benefits payable to
 participants                                494,523      678,586
                                          ----------   ----------

      Net assets available for
       benefits                          $89,563,057   81,343,547
                                          ==========   ==========

See accompanying Notes to Financial Statements.

                              Ex. 99.2-3

                         MURPHY OIL CORPORATION

                  Combined Thrift Plans for Employees of
               Murphy Oil Corporation, Murphy Oil USA, Inc.,
                    and Deltic Farm & Timber Co., Inc.

                  CONSOLIDATED STATEMENTS OF CHANGES IN
                    NET ASSETS AVAILABLE FOR BENEFITS

                                   Year ended December 31,
                            ------------------------------------
                               1993          1992        1991
                            ----------   ----------   ----------

Dividends and interest
  Dividends
    Common stock of
     Murphy Oil
     Corporation           $   242,033      233,951      163,751
    Other common stock         200,523      115,730       70,157
  Interest                   5,814,214    4,661,717    3,657,100
                            ----------   ----------   ----------
      Total dividends and
       interest              6,256,770    5,011,398    3,891,008

Net realized and unrealized
 appreciation
 (depreciation) in fair
 value of investments
  Common stock of
   Murphy Oil
   Corporation               1,205,528      352,521     (630,405)
  Other investments
   in securities               166,923      517,747      561,760
                            ----------   ----------   ----------
      Net appreciation
       (depreciation)
       of investments        1,372,451      870,268      (68,645)

Contributions
  Employer                   1,959,266    1,887,247    1,221,504
  Employee                   3,777,957    4,119,591    2,492,658

Amounts received due to
 merger of plans (Note 2)            -   23,351,729            -

Benefits paid directly
 to participants            (5,146,934)  (5,113,512)  (4,901,098)
                            ----------   ----------   ----------

Net additions for the
 year                        8,219,510   30,126,721    2,635,427

Net assets available for
 benefits at
 beginning of year          81,343,547   51,216,826   48,581,399
                            ----------   ----------   ----------

Net assets available
 for benefits at end
 of year                  $ 89,563,057   81,343,547   51,216,826
                            ==========   ==========   ==========

See accompanying Notes to Financial Statements.

                               Ex. 99.2-4

                         MURPHY OIL CORPORATION

                 Combined Thrift Plans for Employees of
             Murphy Oil Corporation, Murphy Oil USA, Inc.,
                 and Deltic Farm & Timber Co., Inc.

                      STATEMENTS OF CHANGES IN
               NET ASSETS AVAILABLE FOR BENEFITS - FUND A

                                   Year ended December 31,
                            ------------------------------------
                               1993          1992        1991
                            ----------   ----------   ----------

Interest                  $  5,785,648    4,636,508    3,636,070

Contributions
  Employer                   1,299,884    1,212,938      854,232
  Employee                   2,787,182    3,171,037    2,078,649

Transfers between
 funds - net                 3,157,273      771,197   (1,140,714)

Amounts received due to
 merger of plans (Note 2)            -   17,049,896            -

Benefits paid directly
 to participants            (4,330,718)  (4,184,916)  (4,471,848)
                            ----------   ----------   ----------

Net additions for the year   8,699,269   22,656,660      956,389

Net assets available for
 benefits at
 beginning of year          65,558,857   42,902,197   41,945,808
                            ----------   ----------   ----------

Net assets available for
 benefits at end of year  $ 74,258,126   65,558,857   42,902,197
                            ==========   ==========   ==========

See accompanying Notes to Financial Statements.

                               Ex. 99.2-5

                         MURPHY OIL CORPORATION

                 Combined Thrift Plans for Employees of
             Murphy Oil Corporation, Murphy Oil USA, Inc.,
                 and Deltic Farm & Timber Co., Inc.

                      STATEMENTS OF CHANGES IN
               NET ASSETS AVAILABLE FOR BENEFITS - FUND B

                                   Year ended December 31,
                            ------------------------------------
                               1993          1992        1991
                            ----------   ----------   ----------
Dividends and interest
  Dividends - other
   common stock            $   200,523      115,730       70,157
  Interest                      27,511       23,351       15,704
                            ----------   ----------   ----------
    Total dividends
     and interest              228,034      139,081       85,861

Net realized and
 unrealized appreciation
 (depreciation) in fair
 value of investments          166,923      517,747      561,760

Contributions
  Employer                     318,524      293,939      133,609
  Employee                     694,515      619,034      249,348

Transfers between
 funds - net                   160,188     (203,910)    (343,598)

Amounts received due to
 merger of plans (Note 2)            -    3,820,503            -

Benefits paid directly to
 participants                 (752,455)    (715,925)    (280,602)
                            ----------   ----------   ----------

Net additions for the year     815,729    4,470,469      406,378

Net assets available for
 benefits at
 beginning of year           7,509,562    3,039,093    2,632,715
                            ----------   ----------   ----------

Net assets available for
 benefits at end of year   $ 8,325,291    7,509,562    3,039,093
                            ==========   ==========   ==========

See accompanying Notes to Financial Statements.

                               Ex. 99.2-6

                         MURPHY OIL CORPORATION

                 Combined Thrift Plans for Employees of
             Murphy Oil Corporation, Murphy Oil USA, Inc.,
                 and Deltic Farm & Timber Co., Inc.

                      STATEMENTS OF CHANGES IN
               NET ASSETS AVAILABLE FOR BENEFITS - FUND C

                                   Year ended December 31,
                            ------------------------------------
                               1993          1992        1991
                            ----------   ----------   ----------
Dividends and interest
  Dividends - common
   stock of Murphy Oil
   Corporation             $   242,033      233,951      163,751
  Interest                       1,055        1,858        5,326
                            ----------   ----------   ----------
      Total dividends
       and interest            243,088      235,809      169,077

Net realized and
 unrealized appreciation
 (depreciation) in fair
 value of investments        1,205,528      352,521     (630,405)

Contributions
  Employer                     340,858      380,370      233,663
  Employee                     296,260      329,520      164,661

Transfers between
 funds - net                (3,317,461)    (567,287)   1,484,312

Amounts received due to
 merger of plans (Note 2)            -    2,481,330            -

Benefits paid directly
 to participants               (63,761)    (212,671)    (148,648)
                            ----------   ----------   ----------

Net change for the year     (1,295,488)   2,999,592    1,272,660

Net assets available for
 benefits at
 beginning of year           8,275,128    5,275,536    4,002,876
                            ----------   ----------   ----------

Net assets available for
 benefits at end of year   $ 6,979,640    8,275,128    5,275,536
                            ==========   ==========   ==========

See accompanying Notes to Financial Statements.

                               Ex. 99.2-7

                         MURPHY OIL CORPORATION

                 Combined Thrift Plans for Employees of
             Murphy Oil Corporation, Murphy Oil USA, Inc.,
                 and Deltic Farm & Timber Co., Inc.

                     NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROVISIONS OF
   THE PLANS

BASIS OF PRESENTATION

The accompanying financial statements of the Plans have been prepared on an accrual basis and present the net assets available for benefits to participants in the Plans and changes in net assets available for benefits of the Plans. The four Plans are identified collectively herein as the "Combined Thrift Plans for Employees of Murphy Oil Corporation, Murphy Oil USA, Inc., and Deltic Farm & Timber Co., Inc." [Combined Plans] and individually as follows.

a) "Thrift Plan for Employees of Murphy Oil Corporation" [Murphy Plan]. Also participating in the Murphy Plan are salaried employees of Deltic Farm & Timber Co., Inc., a wholly owned subsidiary of Murphy Oil Corporation, and employees of Murphy Oil USA, Inc., Murphy Exploration & Production Company, and El Dorado Engineering Inc., also wholly owned subsidiaries of Murphy Oil Corporation.

b)  "Thrift Plan for Hourly Employees of Deltic Farm & Timber
Co., Inc."  [Deltic Hourly Plan].

c)  "Thrift Plan for Employees of Murphy Oil USA, Inc.
Represented by the United Steelworkers of America, AFL-CIO, on
Behalf of Local Union 8363" [Meraux Plan].

d)  "Thrift Plan for Employees of Murphy Oil USA, Inc.
Represented by the International Union of Operating Engineers,
Local No. 305" [Superior Plan].

The assets of the Combined Plans are commingled and invested by the Trustee in various investment programs [Funds] described in
Note 3. The approximate net assets available for benefits of each Plan at each year-end in the three years ended December 31, 1993 in each of the Funds and in the total commingled Funds is shown below stated as a percentage of assets in the Combined Plans.

                                                      Commingled
                          Fund A    Fund B    Fund C    Funds
                          ------    ------    ------  ----------
Murphy Plan - 1993         86.9%     88.2%       96.5%    87.9%
            - 1992         86.5%     89.7%       96.4%    87.8%
            - 1991         80.7%     77.7%       92.9%    81.7%

Deltic Hourly Plan - 1993    .9%       .5%         .4%      .8%
                   - 1992    .9%       .6%         .3%      .8%
                   - 1991   1.2%      1.3%         .4%     1.1%

Meraux Plan - 1993          7.3%      8.1%         .2%     6.8%
            - 1992          7.6%      7.3%         .4%     6.8%
            - 1991         11.0%     12.6%        1.1%    10.1%

Superior Plan - 1993        4.9%      3.2%        2.9%     4.5%
              - 1992        5.0%      2.4%        2.9%     4.6%
              - 1991        7.1%      8.4%        5.6%     7.1%

                               Ex. 99.2-8

                         MURPHY OIL CORPORATION

                 Combined Thrift Plans for Employees of
             Murphy Oil Corporation, Murphy Oil USA, Inc.,
                 and Deltic Farm & Timber Co., Inc.

                NOTES TO FINANCIAL STATEMENTS (Contd.)


SIGNIFICANT PROVISIONS OF THE PLANS

The following is a summary of certain information related to the Plans. The respective Plan documents should be referred to for more specific information.

Each permanent employee of Murphy Oil Corporation, Murphy Oil USA, Inc., Deltic Farm & Timber Co., Inc., Murphy Exploration & Production Company, or El Dorado Engineering Inc., [the Companies], excluding marketing station hourly paid employees, who works 800 or more hours in a year may participate in the applicable one of the Combined Plans. An employee becomes eligible for participation in the Murphy Plan or the Deltic Hourly Plan on the first day of the month coinciding with or next following the date of employment. An employee becomes eligible for participation in the Meraux Plan or the Superior Plan on the first day of the month coinciding with or next following one year of employment.

The type of account to which a participant's investments may be made varies among the Plans. Options available for allotments by the participants [Par.] and contributions by the Companies [Cos.]
are shown in the following table.

                                       Funds (See Note 3)
                                ---------------------------------
                                    A           B           C
                                ----------  ---------- ----------
                                Par. Cos.  Par.  Cos.  Par.  Cos.
                                ---- ----  ----  ----  ----  ----
Murphy Plan accounts
  Tax-Deferred                  X           X            X
  Matching                            X           X           X
  Supplemental                  X           X            X
  Deductible                    X           X            X
  Minimum Pre-Tax               X
  Rollover                      X           X            X
Deltic Hourly Plan accounts
  Matching                      X     X     X     X      X    X
  Supplemental                  X           X            X
  Deductible                    X           X            X
Meraux Plan accounts
  Matching                      X     X     X     X           X
  Supplemental                  X           X
  Deductible                    X           X
Superior Plan accounts
  Matching                      X     X     X     X            X
  Supplemental                  X           X
  Deductible                    X           X


The amounts that may be allotted or contributed to each account are limited as follows.

a)  Tax-Deferred - a maximum of 8% of base pay not to exceed
$8,475 annually in 1991, $8,728 in 1992, and $8,994 in 1993.

                               Ex. 99.2-9

                         MURPHY OIL CORPORATION

                 Combined Thrift Plans for Employees of
             Murphy Oil Corporation, Murphy Oil USA, Inc.,
                 and Deltic Farm & Timber Co., Inc.

                NOTES TO FINANCIAL STATEMENTS (Contd.)


b)  Matching - participants - a maximum of 5% of base pay.
             - Companies - based on each participant's allotment (up to a maximum of 5% of base pay) to a Tax-Deferred or Matching account and calculated as 50% of such allotment during the first five years of participation, 75% during the second five years, and 100% thereafter.

c) Supplemental - a maximum of 5% of base pay for the year, except that if annualized salary was less than $60,535 in 1991, $62,345 in 1992, or $64,245 in 1993, a participant in the Murphy Plan or Superior Plan may allot a maximum of 10% of base pay.

d) Deductible - allotments to this account have not been allowed after December 31, 1986, but established accounts have been allowed to remain.

e) Minimum Pre-Tax - allotments to this account (acquired under merger described in Note 2) have not been allowed after March 31, 1992, and established accounts can only be withdrawn upon termination.

f) Rollover - a lump-sum investment of taxable assets that a participant has accumulated from a previous employer's plan.

A participant is vested in Company contributions upon occurrence of any of the following circumstances: completion of 60 months of credited participation, retirement on or after age 65, death, permanent disability, or discontinuance of the applicable Plan. Any amounts contributed by the Companies that are forfeited by participants in accordance with provisions of the Combined Plans are applied to reduce subsequent contributions by the Companies.

A vested participant in any of the Plans may withdraw from a Matching account either totally or partially (limited to a minimum, which is the greater of 10% of the account balance or $250, or any higher multiple of 5% up to 50% of the account balance); a participant in the Murphy Plan may elect to make such a withdrawal either from his/her own allotments or from the total Matching account (with a minimum of 25% of employee's account balance). A nonvested participant in any of the Plans may only withdraw his/her allotments in total, at which time the participant forfeits his/her Company contributions unless the participant repays all amounts withdrawn within five years.
After a total withdrawal from a Matching account, a participant in the Deltic Hourly Plan, Meraux Plan, or Superior Plan is not eligible for reinstatement until 12 months later; for a partial withdrawal, the suspension period is six months, and another such withdrawal cannot be made until at least 24 months have expired since the most recent withdrawal. Allotments by a Murphy Plan participant to the Tax-Deferred account may continue without interruption after a total or partial withdrawal from a Matching account by the participant; Company contributions are suspended for either 12 or six months under the conditions previously described for the other three Plans if the participant has withdrawn Company contributions from the Matching account. Any taxable income distributed from a Matching account may be subject to a 10% penalty tax under the Tax Reform Act of 1986.

A withdrawal from either a Tax-Deferred account or a Rollover account is not permissible except upon a finding that a hardship exists pursuant to regulations issued by the IRS, upon the attainment of age 59 1/2, or upon termination. After such a withdrawal from a Tax-Deferred account, participation in all accounts is suspended for 12 months.

                               Ex. 99.2-10

                         MURPHY OIL CORPORATION

                 Combined Thrift Plans for Employees of
             Murphy Oil Corporation, Murphy Oil USA, Inc.,
                 and Deltic Farm & Timber Co., Inc.

                NOTES TO FINANCIAL STATEMENTS (Contd.)

A withdrawal from a Supplemental account may not be made until at least 12 months have expired since the most recent such withdrawal, with the minimum amount being the greater of 10% of the account balance or $250. No participation penalty is applied to such a withdrawal.

A withdrawal from a Deductible account must be the minimum of the greater of 10% of the account balance or $250 and may not be made until at least 12 months have expired since the most recent such withdrawal. No participation penalty is applied to such a withdrawal, but unless the participant is 59 1/2 years old, is permanently disabled, or has died, the withdrawal is subject to a 10% penalty tax as required by federal tax regulations.

A withdrawal from a Minimum Pre-Tax account is not permissable except upon termination.

Upon retirement, disability, or death of a participant, the participant or his/her designated beneficiary has the option to receive settlement in a lump sum or installment payments not to exceed 15 years or actuarial life if less than 15 years.

OBLIGATION FOR THRIFT CONTRIBUTIONS

The Companies have voluntarily agreed to make contributions to the Combined Plans based on the participants' allotments subject to a maximum of 5% of each participant's base pay. Although the Companies have not expressed any intent to terminate the Thrift Plan agreements, they may do so at any time except as limited by the contract period of labor agreements. In the event of a termination, participants will become 100% vested in their accounts.

TRUSTEE

The Trustee for the Combined Plans is the First Tennessee Bank National Association [First Tennessee], Memphis, Tennessee. INVESCO, Investment Manager located in Atlanta, Georgia, has discretionary authority concerning purchases and sales of investments in Fund B (described in Note 3) and directs First Tennessee in such transactions. First Tennessee acts as Investment Manager of Fund C (described in Note 3). Metropolitan Life Insurance Company, New York, New York; Aetna Life Insurance Company, Hartford, Connecticut; New York Life Insurance Company, New York, New York; Hartford Life Insurance Company, Hartford, Connecticut; Pan American Life Insurance Company, New Orleans, Louisiana; Allstate Life Insurance Company, Northbrook, Illinois; and Merrill Lynch Trust Company, Somerset, New Jersey, receive, hold, invest, and distribute assets under Fund A (described in Note 3). The investments and changes in the net assets available for benefits of the Funds have been determined by the Trustee and reported to the Plan Administrator based on contract values for the guaranteed investment contracts and current values of all other assets and liabilities of the Funds.

ADMINISTRATIVE EXPENSES

The costs of Plan administration are paid by the Companies.

                               Ex. 99.2-11

                         MURPHY OIL CORPORATION

                 Combined Thrift Plans for Employees of
             Murphy Oil Corporation, Murphy Oil USA, Inc.,
                 and Deltic Farm & Timber Co., Inc.

                NOTES TO FINANCIAL STATEMENTS (Contd.)


MARKET VALUE DETERMINATION

Investments in marketable securities (Funds B and C) are included in the financial statements at market value as determined by the Trustee based on closing market quotes at each year-end.
Investments in guaranteed investment contracts (Fund A) are valued as described in Note 3.

REALIZED GAINS OR LOSSES AND UNREALIZED APPRECIATION OR
DEPRECIATION - METHOD OF COMPUTATION

Realized gains or losses and unrealized appreciation or depreciation of investments are determined in accordance with Department of Labor regulations for Form 5500. The cost basis used in determining gains or losses on investments purchased and disposed of in the same year is the cost at the date of purchase. For investments disposed of in a subsequent year, however, the cost basis is the fair market value at the beginning of the year.


2. MERGER OF PLANS

Effective June 30, 1992, the following two plans [Expro Plans] were merged into the Murphy Plan, and the participants in the Expro Plans became participants in the Murphy Plan; the assets of the Expro Plans were combined with the assets of the Combined Plans on August 1, 1992.

a)  "Thrift Plan for Employees of Murphy Exploration &
Production Company (formerly Ocean Drilling & Exploration
Company)."

b)  "401(k) Savings Plan for Employees of Murphy Exploration &
Production Company (formerly Ocean Drilling & Exploration
Company)."


3. DESCRIPTIONS OF THE FUNDS

Fund A - is primarily invested in guaranteed investment contracts [GIC's] in a manner so that a portion of the GIC's will mature each year over a number of years (currently about 5 1/2). The maturing amounts are reinvested in a new contract or contracts at the highest bid rate(s) received. All cash flows are processed through the most recently awarded contract(s) during the 12 months following the awarding of such contract(s) except that withdrawals may be prorated over several recent contracts.
Twelve months after a contract has been awarded, the amount invested may be adjusted to achieve a guaranteed amount for that contract. Generally, only those insurance companies that have received the highest rating (indicative of financial strength to meet contractual obligations) assigned by well-known rating services are selected to bid for reinvestment of amounts from the expiring contracts. Each interest rate and principal amount is guaranteed by the applicable contracting company.

A small portion of Fund A is invested in a collective trust fund. The principal amount is guaranteed, the interest rate fluctuates from month to month, and the term is open-ended.

                               Ex. 99.2-12

                         MURPHY OIL CORPORATION

                 Combined Thrift Plans for Employees of
             Murphy Oil Corporation, Murphy Oil USA, Inc.,
                 and Deltic Farm & Timber Co., Inc.

                NOTES TO FINANCIAL STATEMENTS (Contd.)

All interest earned under Fund A is commingled, and a composite rate is developed to determine the amount credited to each participant's account. The value of the investment in Fund A is based on total contributions made, plus interest accrued thereon, less benefits paid to participants.

Fund B - is invested in a diversified portfolio of stocks and other securities.

Fund C - is invested in the common stock of Murphy Oil
Corporation.

Each participant determines how each of his/her accounts is divided among the different Funds (as allowed), but any division of a participant's allotments, Company contributions, or account balances must be in even multiples of 10%.


4. INDIVIDUAL INVESTMENTS EXCEEDING 5% OF NET ASSETS AND
   CONCENTRATION OF CREDIT RISK

The fair value of each of the following investments, either individually or when grouped with others of the same issuer, exceeded 5% of the net assets of the Combined Plans available for benefits.

                                        Value at December 31,
                                       -----------------------
Description                              1993         1992
- - - -----------                            ----------   ----------
Murphy Oil Corporation Common Stock
 (172,860 and 232,746 shares,
 respectively)                        $ 6,914,400    8,262,483
Aetna Life & Casualty Company GIC,
 8.50%, due 6/30/93                             -    5,220,124
Aetna Life & Casualty Company GIC,
 8.93%, due 6/30/96                     7,402,969    6,796,079
Aetna Life & Casualty Company GIC,
 6.15%, due 7/01/99                    12,251,548            -
Hartford Life Insurance Company GIC,
 9.01%, due 12/31/96                    5,298,769     5,050,974
Metropolitan Life Insurance Company
 GIC, 8.40%, due 6/30/93                        -     4,730,872
Metropolitan Life Insurance Company
 GIC, 7.34%, due 6/30/98               10,181,799     10,914,391
New York Life Insurance Company
 GIC, 9.27%, due 6/30/94               11,773,678     10,774,849
New York Life Insurance Company
 GIC, 9.55%, due 1/03/95                2,279,509      4,304,808
New York Life Insurance Company
 GIC, 9.40%, due 6/30/95               11,524,838     10,534,587
New York Life Insurance Company
 GIC, 8.60%, due 12/31/97               3,378,218      3,242,032
Pan American Life Insurance
 Company GIC, 9.85%, due 12/31/95       4,910,884      4,470,537


The above listing also reflects a significant concentration of credit risk. The GIC contracts have all been placed with insurance companies that received the highest rating (indicative of financial strength to meet contractual obligations) assigned by well-known rating services. The future value of the investment in the Common Stock of Murphy Oil Corporation will depend on the future well-being of this enterprise, the petroleum industry, and the overall U.S. economy. Historically, the Plans have not incurred any credit-related losses.

                               Ex. 99.2-13

                         MURPHY OIL CORPORATION

                 Combined Thrift Plans for Employees of
             Murphy Oil Corporation, Murphy Oil USA, Inc.,
                 and Deltic Farm & Timber Co., Inc.

                NOTES TO FINANCIAL STATEMENTS (Contd.)

5. INCOME TAXES

The Combined Plans as amended meet the necessary requirements of the Tax Reform Act of 1986 as documented in Section 401(a) of the Internal Revenue Code, and accordingly, the related trust is exempt from taxation under the provisions of Section 501(a) of the Internal Revenue Code. A favorable determination letter was obtained for the Plans prior to the Tax Reform Act of 1986. The Companies are in the process of obtaining a new determination letter from the Internal Revenue Service for the Plans as amended. Until such time as cash or shares are withdrawn from the Plans by a participant or a participant's beneficiary, no income tax is payable by the participant on: contributions made by the participant's employer on the participant's behalf, allotments made by the participant pursuant to the Economic Recovery Tax Act of 1981, interest and dividends added to the account of the participant, gains on sales of securities by the trust, or any unrealized appreciation on investments.

6. PLAN AMENDMENTS

Effective January 1, 1993, each of the Plans was amended to designate Murphy Oil Corporation as the company sponsor instead of Murphy Oil USA, Inc. Also effective January 1, 1993, the Murphy Plan was amended to exclude marketing station hourly paid employees of Murphy Oil USA, Inc. as participants.

                              Ex. 99.2-14

                         MURPHY OIL CORPORATION

                 Combined Thrift Plans for Employees of
             Murphy Oil Corporation, Murphy Oil USA, Inc.,
                 and Deltic Farm & Timber Co., Inc.

       ITEM 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                            December 31, 1993

                       Description
                       of
                       investment    Par or
                       including     maturity
                       maturity      value
Identity               date, rate    or
of issuer              of interest,  number
borrower, lessor,      collateral    of     Historical    Current
or similar party       etc.          shares   cost        Value
- - - ---------------------- -----------  ------- ----------    -------
Corporate stock - common
  Abbott Laboratories Common stock    5,000    106,940    148,125
  Alcan Aluminum Ltd. Common stock    8,600    170,391    178,450
  American Brands     Common stock    5,100    167,031    169,575
  American General
   Corporation        Common stock    5,000    107,559    143,125
  American Home
   Products           Common stock    1,900    131,061    123,025
  Amoco Corporation   Common stock    2,300    123,210    121,612
  Boeing Company      Common stock    4,200    161,960    181,650
  Bristol Myers
   Squibb             Common stock    2,200    130,207    128,150
  Browning Ferris
   Industries Inc.    Common stock    6,400    164,634    164,800
  Columbia Healthcare
   Corporation        Common stock    5,812    138,251    192,523
  Deluxe Corp.        Common stock    3,800    144,153    137,750
  Dover Corp.         Common stock    2,700    129,087    164,025
  Dow Chemical        Common stock    2,900    161,805    164,575
  Dun & Bradstreet
   Corporation        Common stock    2,200    128,282    135,575
  Eli Lilly & Co.     Common stock    2,700    130,100    160,312
  Emerson Electric
   Company            Common stock    2,700    140,430    162,675
  Exxon Corporation   Common stock    1,900    124,326    119,938
  Fleming Companies
   Inc.               Common stock    4,000    131,740     99,000
  Ford Motor          Common stock    2,500    126,400    161,250
  General Electric    Common stock    1,400     70,075    146,825
  General Re Corp.    Common stock    1,100    123,679    117,700
  Genuine Parts Co.   Common stock    3,700    129,259    139,212
  H J Heinz Company   Common stock    3,500    127,960    125,563
  Hanson PLC          Common stock    7,600    130,606    152,000
  Hewlett Packard
   Company            Common stock    2,100    111,599    165,900
  IBM                 Common stock    3,400    161,862    192,100
  Johnson & Johnson   Common stock    4,300    190,146    192,962
  K-Mart Corporation  Common stock    6,400    126,784    137,600
  Liz Claiborne Inc.  Common stock    7,200    197,692    162,900
  Marsh & McLennan
   Companies Inc.     Common stock    1,500    129,652    121,875
  Maytag Corporation  Common stock    8,600    130,591    154,800
  McDonald's Corp.    Common stock    2,700    131,449    153,900
  Melville Corp.      Common stock    3,300    146,440    134,063
  Merck               Common stock    4,800    166,638    165,000
  Minnesota Mining &
   Manufacturing      Common stock    1,200     92,018    130,500
  Mobil Corporation   Common stock    1,700    123,777    134,512
  Murphy Oil Corp.    Common stock  172,860  5,754,629  6,914,400
  Nalco Chemical Co.  Common stock    3,700    129,722    138,750
  NBD Bancorp Inc.    Commom stock    4,100    130,934    121,975
  National Services
   Industries Inc.    Common stock    6,000    153,360    153,750
  Norsk-Hydro A.S.    Common stock    5,100    128,443    142,800
  Philip Morris
   Companies Inc.     Common stock    2,600    124,631    144,625
  Raytheon Company    Common stock    2,200     80,470    145,200
  Roadway Services
   Inc.               Common stock    1,200     70,700     72,000
  Royal Dutch
   Petroleum Co. NV   Common stock    1,400     86,257    146,125
  Suntrust Banks Inc. Common stock    3,800    174,038    171,000
  Syntex Corporation  Common stock    7,100    130,889    112,713
  Telefonica Nacional
   de Espana          Common stock    5,100    165,756    198,900
  Telefonos de Mexico Common stock    2,500    158,588    168,750

                              Ex. 99.2-15

                                              SCHEDULE 1 (Contd.)

                         MURPHY OIL CORPORATION

                 Combined Thrift Plans for Employees of
             Murphy Oil Corporation, Murphy Oil USA, Inc.,
                 and Deltic Farm & Timber Co., Inc.

       ITEM 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                            December 31, 1993

                       Description
                       of
                       investment    Par or
                       including     maturity
                       maturity      value
Identity               date, rate    or
of issuer              of interest,  number
borrower, lessor,      collateral    of     Historical    Current
or similar party       etc.          shares   cost        Value
- - - ---------------------- -----------  ------- ----------    -------
Corporate stock - common (Contd.)
  Textron Inc.         Common stock   2,400    129,744    139,800
  United Technologies  Common stock   2,400    132,744    148,800
  V F Corp             Common stock   3,400    162,912    156,825
  Wachovia Corp.       Common stock   4,800    163,213    160,800
  Westvaco Corporation Common stock   4,900    159,792    174,562
  WMX Technologies     Common stock   6,500    157,678    171,438
                                            ---------- ----------
    Total corporate stock - common          13,102,294 14,966,760
                                            ---------- ----------

Guaranteed investment contracts
  Aetna Life &
   Casualty Company    8.93% - due 6/30/96   7,402,969  7,402,969
  Aetna Life &
   Casualty Company    6.15% - due 7/01/99  12,251,548 12,251,548
  Allstate Life
   Insurance Company   5.38% - due 6/30/97   3,496,182  3,496,182
  Hartford Life
   Insurance Company   9.01% - due 12/31/96  5,298,769  5,298,769
  Metropolitan Life
   Insurance Co.       7.34% - due 6/30/98  10,181,799 10,181,799
  New York Life
   Insurance Company   9.27% - due 6/30/94  11,773,678 11,773,678
  New York Life
   Insurance Company   9.55% - due 1/03/95   2,279,509  2,279,509
  New York Life
   Insurance Company   9.40% - due 6/30/95  11,524,838 11,524,838
  New York Life
   Insurance Company   8.60% - due 12/31/97  3,378,218  3,378,218

  Pan American Life
   Insurance Co.       9.85% - due 12/31/95  4,910,884  4,910,884
                                            ---------- ----------
     Total GIC's       8.27% average rate   72,498,394 72,498,394
                                            ---------- ----------

Collective trust
 funds - fixed
  Merrill Lynch        GIC's, U.S.
   Retirement          Government
   Preservation        agency
   Fund                securities,
                       money-market
                       investments           2,245,076  2,245,076
                                            ---------- ----------

Other investments
  U.S. Treasury Bills  Due 3/31/94 $ 277,000   274,906    274,906

  Fidelity             Short-term
   Institutional       money-market
   Cash - U.S.         investments
   Government
   Portfolio                       $  80,511    80,511     80,511
                                            ---------- ----------
     Total other investments                   355,417    355,417
                                            ---------- ----------

     Total investments                     $88,201,181 90,065,647
                                            ========== ==========

                              Ex. 99.2-16

                                                       SCHEDULE 2

                         MURPHY OIL CORPORATION

                 Combined Thrift Plans for Employees of
             Murphy Oil Corporation, Murphy Oil USA, Inc.,
                 and Deltic Farm & Timber Co., Inc.

          ITEM 27D - SCHEDULE OF REPORTABLE (5%) TRANSACTIONS

                       Year ended December 31, 1993

                                                           Exp.
                                                           in-
                                                           curred
    Description of asset                              Lse. with
    (includes interest rate and   Purchase   Selling  ren- trans-
    maturity in case of loan)       price     price   tal  action
    ---------------------------  ---------  --------- ---- ------

Category (i) - A single transaction in excess of 5% of plan
assets
- - - ------------------------------------------------------------
    Aetna Life & Casualty Co. -
     Group Contract #LT-13470   $5,434,418          -    -      -

    Aetna Life & Casualty Co. -
     Group Contract #LT-13475            -  5,399,308    -      -

    Aetna Life & Casualty Co. -
     Group Contract #LT-13470    5,094,007          -    -      -

    U.S. Treasury Bills -
     due 6/24/93                         -  4,946,477    -      -

    U.S. Treasury Bills -
     due 9/23/93                 4,911,086          -    -      -

    Metropolitan Life Insurance
     Co. - Group Contract
     #9868-9                             -  4,733,023    -      -

    U.S. Treasury Bills -
     due 9/23/93                         -  4,514,232    -      -

Category (iii) - A series of transactions involving securities of the same issue, aggregated, exceeding 5% of plan assets
- - - -----------------------------------------------------------------

    Aetna Life & Casualty Co. -
     Group Contract #LT-13470
     (27 purchases and
     10 sales)                  $3,110,924  1,449,272    -      -

    Metropolitan Life Insurance
     Co. - Group Contract #13241
     (34 purchases and
     12 sales)                   5,173,280  5,899,950    -      -

    Fidelity Institutional Cash -
     U.S. Government Portfolio
     (195 purchases and
     99 sales)                   8,012,969  8,159,680    -      -

    Other transactions involving category (i) securities
    ----------------------------------------------------
    Metropolitan Life Insurance
     Co. - Group Contract #9868-9
     (7 purchases and 2 sales)   $ 351,193    316,745    -      -

    Aetna Life & Casualty Co. -
     Group Contract #LT-13475
     (6 purchases)                 215,227          -    -      -

    U.S. Treasury Bills -
     due 6/24/93 (11 purchases
     and 5 sales)                5,434,139    487,660    -      -

    U.S. Treasury Bills -
     due 9/23/94 (10 purchases
     and 8 sales)                  532,595    929,449    -     -


Notes:
(1) The above data is based on information that has been certified as accurate and complete by the Trustee.

(2)  There were no reportable transactions during the year ended
     December 31, 1993 for categories (ii) or (iv).

(3) Current value is substantially the same amount as either the purchase price or sales price of the security, at date of acquisition or disposition.

                                                       SCHEDULE 2

                         MURPHY OIL CORPORATION

                 Combined Thrift Plans for Employees of
             Murphy Oil Corporation, Murphy Oil USA, Inc.,
                 and Deltic Farm & Timber Co., Inc.

          ITEM 27D - SCHEDULE OF REPORTABLE (5%) TRANSACTIONS

                         Year ended December 31, 1993

                                                            Net
    Description of asset                 Cost    Current    gain
    (includes interest rate and           of      value      or
    maturity in case of loan)           asset    of asset  (loss)
    ---------------------------     ---------   ---------  ------

Category (i) - A single transaction in excess of 5% of plan
assets
- - - -----------------------------------------------------------------
    Aetna Life & Casualty Co. -
     Group Contract #LT-13470               -           -       -

    Aetna Life & Casualty Co. -
     Group Contract #LT-13475       5,399,308   5,399,308       -

    Aetna Life & Casualty Co. -
     Group Contract #LT-13470               -           -       -

    U.S. Treasury Bills -
     due 6/24/93                    4,946,477   4,946,477       -

    U.S. Treasury Bills -
     due 9/23/93                            -           -       -

    Metropolitan Life Insurance
     Co. - Group Contract
     #9868-9                        4,733,023   4,733,023       -

    U.S. Treasury Bills -
     due 9/23/93                    4,514,232   4,514,232       -

Category (iii) - A series of transactions involving securities of the same issue, aggregated, exceeding 5% of plan assets
- - - -----------------------------------------------------------------

    Aetna Life & Casualty Co. -
     Group Contract #LT-13470
     (27 purchases and
     10 sales)                      1,449,272   1,449,272      -

    Metropolitan Life Insurance
     Co. - Group Contract #13241
     (34 purchases and
     12 sales)                      5,899,950   5,899,950     -

    Fidelity Institutional Cash -
     U.S. Government Portfolio
     (195 purchases and
     99 sales)                      8,159,680   8,159,680     -

    Other transactions involving category (i) securities
    ----------------------------------------------------
    Metropolitan Life Insurance
     Co. - Group Contract #9868-9
     (7 purchases and 2 sales)        316,745     316,745     -

    Aetna Life & Casualty Co. -
     Group Contract #LT-13475
     (6 purchases)                          -           -     -

    U.S. Treasury Bills -
     due 6/24/93 (11 purchases
     and 5 sales)                     487,660     487,660     -

    U.S. Treasury Bills -
     due 9/23/94 (10 purchases
     and 8 sales)                     929,449     929,449     -

                              Ex. 99.2-17

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Employee Benefits Committee has duly caused this Annual
Report to be signed on its behalf by the undersigned hereunto duly authorized.


                               THRIFT PLAN FOR EMPLOYEES OF
                               MURPHY OIL CORPORATION

                               THRIFT PLAN FOR HOURLY
                               EMPLOYEES OF DELTIC FARM &
                               TIMBER CO., INC.

                               THRIFT PLAN FOR EMPLOYEES OF
                               MURPHY OIL USA, INC. REPRESENTED
                               BY THE UNITED STEELWORKERS OF
                               AMERICA, AFL-CIO, ON BEHALF OF
                               LOCAL UNION 8363

                               THRIFT PLAN FOR EMPLOYEES OF
                               MURPHY OIL USA, INC. REPRESENTED
                               BY THE INTERNATIONAL UNION OF
                               OPERATING ENGINEERS, LOCAL NO. 305



Date:  June 28, 1994         By:  /s/ Troy Eubanks
- - - --------------------            ---------------------------------

                               Troy Eubanks, Manager of Employee
                                Relations and Chairman of
                                Employee Benefits Committee,
                                Murphy Oil Corporation


                              Ex. 99.2-18

                                              FORM 11-K EXHIBIT A





                     INDEPENDENT AUDITORS' CONSENT
                     -----------------------------


The Board of Directors
Murphy Oil Corporation:


We consent to incorporation by reference in the Registration Statements (Nos. 2-86749 and 2-86760) on Form S-8 of Murphy Oil Corporation of our report dated June 15, 1994, relating to the consolidating statements of net assets available for benefits of the Combined Thrift Plans for Employees of Murphy Oil Corporation, Murphy Oil USA, Inc., and Deltic Farm & Timber Co., Inc. (identified as the "Thrift Plan for Employees of Murphy Oil Corporation," the "Thrift Plan for Hourly Employees of Deltic Farm & Timber Co., Inc.," the "Thrift Plan for Employees of Murphy Oil USA, Inc. Represented by the United Steelworkers of America, AFL-CIO, on Behalf of Local Union 8363," and the "Thrift Plan for Employees of Murphy Oil USA, Inc. Represented by the International Union of Operating Engineers, Local No. 305") as of December 31, 1993 and 1992, and the related consolidated and individual fund statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1993, and related financial statements schedules of Assets Held for Investment Purposes as of December 31, 1993, and Reportable (5%) Transactions for the year ended December 31, 1993, which report appears in the December 31, 1993, annual report on Form 11-K of Murphy Oil Corporation's Combined Thrift Plans for Employees of Murphy Oil Corporation, Murphy Oil USA, Inc., and Deltic Farm & Timber Co., Inc.


KPMG PEAT MARWICK



Shreveport, Louisiana
June 23, 1994

                              Ex. 99.2-A