Form 10-Q
period 1994-06-30
MURPHY OIL CORP /DE
filed 1994-08-11
CIK 717423

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

(Mark one) /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1994

                                 OR

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ------------ to -------------

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

                                     /X/ Yes       / / No

Number of shares of Common Stock, $1.00 par value, outstanding at June 30, 1994, was 44,830,914.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

         Murphy Oil Corporation and Consolidated Subsidiaries
                     CONSOLIDATED BALANCE SHEETS
                        (Thousands of dollars)

                                       (Unaudited)
                                        June 30,    December 31,
                                          1994          1993
                                        ----------  -----------
ASSETS
Current assets
  Cash and interest-bearing deposits   $    25,560       26,876
  Marketable securities                     75,729      114,349
                                         ---------    ---------
      Cash and cash equivalents            101,289      141,225
  Accounts receivable, less allowance
   for doubtful accounts of $5,495 in
   1994 and $5,379 in 1993                 196,906      196,214
  Inventories
    Crude oil and raw materials             63,014       76,741
    Finished products                       42,483       42,959
    Materials and supplies                  35,646       32,323
  Prepaid expenses                          48,303       35,042
  Deferred income taxes                     19,937       18,497
                                         ---------    ---------
      Total current assets                 507,578      543,001

Investments and noncurrent receivables      29,273       42,518
Property, plant, and equipment, at
 cost less accumulated depreciation,
 depletion, and amortization of
 $2,273,181 in 1994 and $2,180,732
 in 1993                                 1,627,980    1,549,250
Deferred charges and other assets           40,114       34,090
                                         ---------    ---------
                                       $ 2,204,945    2,168,859
                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term
   obligations                         $    10,925       10,859
  Accounts payable and accrued
   liabilities                             368,022      372,606
  Income taxes                              21,017       29,294
                                         ---------    ---------
      Total current liabilities            399,964      412,759

Notes payable and other long-term
 obligations                                21,807       21,709
Nonrecourse debt of a subsidiary           108,081       87,509
Deferred income taxes                      123,047      117,571
Reserve for dismantlement costs            131,782      123,107
Reserve for major repairs                   24,061       26,023
Deferred credits and other liabilities     153,916      157,831

Stockholders' equity
  Capital stock
    Cumulative Preferred Stock, par $100,
     authorized 400,000 shares, none
     issued                                      -            -
    Common Stock, par $1.00, authorized
     80,000,000 shares, issued 48,775,314
     shares                                 48,775       48,775
  Capital in excess of par value           507,750      507,292
  Retained earnings                        794,268      772,172
  Currency translation adjustments          (4,035)      (1,514)
  Unamortized restricted stock awards       (1,364)        (660)
  Treasury stock, 3,944,400 shares of
   Common Stock in 1994, 3,967,631
   shares in 1993, at cost                (103,107)    (103,715)
                                         ---------    ---------
      Total stockholders' equity         1,242,287    1,222,350
                                         ---------    ---------
                                       $ 2,204,945    2,168,859
                                         =========    =========

See accompanying Notes to Consolidated Financial Statements.

The number of pages in this document is 12.

         Murphy Oil Corporation and Consolidated Subsidiaries
            CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
           (Thousands of dollars, except per share amounts)

                        Three Months Ended     Six Months Ended
                             June 30               June 30
                        ------------------    ------------------
                           1994       1993       1994       1993
                        -------    -------    -------    -------
REVENUES
Sales                 $ 417,440    409,702    812,854    792,536
Other operating
 revenues                10,115     11,789     19,117     19,892
Interest and
 other revenues           7,224      8,824     12,327     16,418
                        -------    -------    -------    -------
    Total revenues      434,779    430,315    844,298    828,846
                        -------    -------    -------    -------

COSTS AND EXPENSES
Crude oil, products, and
 operating expenses     324,931    316,819    613,192    620,044
Exploration expenses,
 including undeveloped
 lease amortization       8,175     12,338     20,090     24,100
Selling and general
 expenses                17,453     16,803     34,131     33,034
Depreciation, depletion,
 and amortization        49,489     41,642     99,918     84,477
Interest expense          2,662      2,330      5,011      3,995
Interest capitalized     (1,647)    (1,756)    (2,878)    (2,287)
                        -------    -------    -------    -------
    Total costs and
     expenses           401,063    388,176    769,464    763,363
                        -------    -------    -------    -------

Income before income taxes
 and cumulative effect of
 changes in accounting
 principles              33,716     42,139     74,834     65,483
Federal and state income
 taxes                    7,516     14,432     24,838     20,482
Foreign income taxes
 (benefits)              (1,316)     5,018     (1,208)    (1,529)
                        -------    -------    -------    -------

Income before cumulative
 effect of changes in
 accounting principles   27,516     22,689     51,204     46,530
Cumulative effect of
 changes in accounting
 principles                   -          -          -     15,338
                        -------    -------    -------    -------
NET INCOME            $  27,516     22,689     51,204     61,868
                        =======    =======    =======    =======

Average Common
 shares outstanding  44,887,904 44,863,039 44,876,927 44,851,268

Per Common share
  Income before
   cumulative
   effect of
   changes in
   accounting
   principles         $     .61        .51       1.14       1.04
  Cumulative effect
   of changes in
   accounting
   principles                 -          -          -        .34
                        -------    -------    -------    -------
    Net income        $     .61        .51       1.14       1.38
                        =======    =======    =======    =======

Cash dividends
 per share of
 Common Stock         $    .325        .30        .65        .60


See accompanying Notes to Consolidated Financial Statements.

         Murphy Oil Corporation and Consolidated Subsidiaries
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                Six Months Ended June 30, 1994 and 1993
                        (Thousands of dollars)

                                                 1994      1993
                                               -------   -------
OPERATING ACTIVITIES
Income before cumulative effect of
 changes in accounting principles            $  51,204    46,530
Adjustments to reconcile above income
 to net cash provided by operating
 activities
  Depreciation, depletion, and amortization     99,918    84,477
  Expenditures for major repairs and
   dismantlement costs                         (13,620)   (4,566)
  Exploratory expenditures charged against
   income                                       14,704    17,660
  Amortization of undeveloped leases             5,386     6,440
  Deferred and noncurrent income tax charges     1,687    16,749
  Gains from disposition of assets              (1,041)     (978)
  Other - net                                   16,326    12,716
                                               -------   -------
                                               174,564   179,028
  Net increase in operating working
   capital other than cash and cash
   equivalents                                 (17,374)  (40,099)
  Cumulative effect of accounting changes
   on working capital                                -    25,437
  Net recoveries (expenditures) on insurance
   claim to repair hurricane damage             13,827   (14,876)
  Other adjustments related to operating
   activities                                   (7,546)  (13,123)
                                               -------   -------
    Net cash provided by operating activities  163,471   136,367
                                               -------   -------

INVESTING ACTIVITIES
Capital expenditures requiring cash           (196,843) (271,653)
Proceeds from sale of property, plant,
 and equipment                                   2,426     1,805
Other - net                                       (778)    2,605
                                               -------   -------
    Net cash required by investing
     activities                               (195,195) (267,243)
                                               -------   -------

FINANCING ACTIVITIES
Increase (decrease) in notes payable
 and other long-term obligations                   105       (78)
Increase in nonrecourse debt of a subsidiary    20,631     8,500
Decrease in short-term notes payable                 -    (2,795)
Dividends paid                                 (29,108)  (26,850)
Purchase of Common Stock for treasury                -    (1,636)
                                               -------   -------
    Net cash required by financing activities   (8,372)  (22,859)
                                               -------   -------
Effect of exchange rate changes on cash and
 cash equivalents                                  160      (460)
                                               -------   -------
Net decrease in cash and cash equivalents      (39,936) (154,195)
Cash and cash equivalents at January 1         141,225   377,845
                                               -------   -------
Cash and cash equivalents at June 30         $ 101,289   223,650
                                               =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid, net of refunds       $  29,232    18,026
                                               =======   =======
Interest paid, net of amounts capitalized    $    (529)    2,079
                                               =======   =======

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the accompanying financial statements of Murphy Oil Corporation and Consolidated
Subsidiaries (Murphy/the Company).

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the balance sheet at December 31, 1993. In the opinion of the Company's management, the unaudited financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the Company's financial position at June 30, 1994, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1994 and 1993, in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the Company's 1993 Annual Report on Form 10-K, as certain notes and other pertinent information have been abbreviated in or omitted from this report.

Financial results for the six months ended June 30, 1994 are not necessarily indicative of future results.

NOTE B - ENVIRONMENTAL CONTINGENCIES

The Company's worldwide operations are subject to numerous laws and regulations designed to protect the environment and/or impose remediation obligations. In addition, the Company may be involved in personal injury claims, allegedly caused by exposure to materials manufactured or used by the Company. Under the Company's accounting policies, liabilities for environmentally related obligations are recorded when such obligations are probable and the cost can be reasonably estimated. In instances where there is a range of reasonably estimated costs, the Company will record the most likely amount, or if no amount is most likely, the minimum of the range. Amounts recorded as liabilities are reviewed quarterly and adjusted as needed.
Actual cash expenditures often occur a number of years following recognition of the liabilities.

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

The Company has received notices from the U.S. Environmental Protection Agency that it is a Potentially Responsible Party
(PRP) at three Superfund sites and has been assigned responsibility by defendants at another Superfund site. In addition, the Company is aware of two other sites at which it could be named as a PRP. The potential total cost to all parties to perform necessary remediation work at these sites is substantial. However, based on information currently available, the Company is a de minimus party, with assigned or potentially assigned responsibility of less than one percent at all but one of the sites. The Company was only recently notified that it is a PRP at the remaining site and has not determined either its potential total remediation costs at the site or its potentially assigned responsibility percentage. The Company has recorded a reserve totaling $.1 million for Superfund sites, and due to currently available information on the most recent site and the minor percentages involved on the other sites, the Company does not expect that its related remediation costs will be material to its financial condition. Additional information may become known in the future that would alter this assessment, including a requirement to bear a pro rata share of costs attributable to nonparticipating PRP's or indications of additional responsibility by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE B - ENVIRONMENTAL CONTINGENCIES (CONTD.)

Although the Company is not aware of any environmental matters that might have a material effect on its financial condition, there is the possibility that additional expenditures could be required at currently unidentified sites, and new or revised regulatory requirements could necessitate additional expenditures at known sites. Such expenditures could have a material impact on the results of operations in a future period.

The Company believes that certain of its environmental remediation obligations are covered by insurance; however, the issue is the subject of ongoing litigation and no assurance can be given that the Company's position will be sustained.
Therefore, no insurance recoveries have been used to reduce the environmental liabilities recorded at June 30, 1994.

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

On February 19, 1987, the U.S. Department of Energy (DOE) published a Proposed Remedial Order (PRO) alleging that the Company received approximately $13.4 million for crude oil and/or related transportation charges in excess of amounts allowed under DOE regulations that were in effect from September 1973 through January 1981. The PRO sought restitution of this amount, plus interest (approximately $24.5 million calculated to the date of the PRO).

On June 17, 1992, the DOE Office of Hearings and Appeals sustained all allegations of the PRO and issued a Remedial Order. The Company appealed the material allegations of the Remedial Order, and on January 24, 1994, the presiding Federal Energy Regulatory Commission (FERC) administrative law judge sustained the position of the Company on most of the material allegations of the Remedial Order. The administrative law judge's decision was subject to review by the FERC; however, on July 14, 1994, DOE and the Company agreed to settle all issues and entered into a proposed consent order pursuant to which the Company will pay $10.7 million inclusive of all interest. As an offset to the $10.7 million payment, the Company will receive approximately $3.2 million from certain interest owners in the affected properties, and the Company intends to seek additional contribution from other interest owners. Notice of the proposed consent order was published in the "Federal Register" on July 27, 1994, and the DOE will accept comments regarding the proposed consent order for thirty days from publication, after which time the agency will determine whether to adopt the proposed consent order as a final action. Under any circumstances, the Company believes that adequate accruals have been made.

In the normal course of its business activities, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At June 30, 1994, letters of credit outstanding amounted to $59.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE D - BUSINESS SEGMENTS

                         Three Months Ended   Three Months Ended
                            June 30, 1994        June 30, 1993
                         -----------------     -----------------
(Millions of Dollars)    Revenues   Income     Revenues   Income
                         --------   ------     --------   ------
Petroleum
  Exploration and production*
    United States . . . .  $ 54.7      6.9         65.4     10.7
    Canada. . . . . . . .    31.2      5.4         18.7      2.9
    United Kingdom. . . .    23.6       .8         11.3       .7
    Other international .     5.3      1.6          4.9     (3.1)
                            -----    -----        -----    -----
                            114.8     14.7        100.3     11.2
                            -----    -----        -----    -----
  Refining, marketing, and transportation
    United States . . . .   219.5       .8        261.0      3.5
    Western Europe. . . .    79.6       .5         54.2      1.8
    Canada. . . . . . . .     6.6      1.9          8.7      3.0
                            -----    -----        -----    -----
                            305.7      3.2        323.9      8.3
                            -----    -----        -----    -----
                            420.5     17.9        424.2     19.5
  Intrasegment transfers
   elimination. . . . . . . (15.4)                (18.7)
                            -----    -----        -----    -----
      Total petroleum . . . 405.1     17.9        405.5     19.5
Farm, timber, and real
 estate - United States . .  22.5      5.4         16.0      3.6
Corporate and other . . . .   7.2     (2.2)         8.8      (.4)
                            -----    -----        -----    -----
Revenues/income before unusual
 or infrequently occurring
 items. . . . . . . . . . . 434.8     21.1        430.3     22.7
Refund and settlement of
 income tax matters . . . .     -      6.4            -        -
                            -----    -----        -----    -----
                           $434.8     27.5        430.3     22.7
                            =====    =====        =====    =====

                         Six Months Ended       Six Months Ended
                           June 30, 1994          June 30, 1993
                         -----------------      ----------------
(Millions of Dollars)    Revenues   Income      Revenues  Income
                         --------   ------      --------  ------
Petroleum
  Exploration and production*
    United States. . . . . $115.4     14.6         121.8    17.7
    Canada . . . . . . . .   56.7      4.8          35.5     3.3
    United Kingdom . . . .   44.1      1.4          25.7     1.5
    Other international. .    8.2      2.5          10.1    (2.9)
                            -----    -----         -----   -----
                            224.4     23.3         193.1    19.6
                            -----    -----         -----   -----
  Refining, marketing, and transportation
    United States. . . . .  428.9      9.5         480.1      .4
    Western Europe . . . .  146.8      1.2         126.1     3.7
    Canada . . . . . . . .   13.1      3.6          16.0     5.3
                            -----    -----         -----   -----
                            588.8     14.3         622.2     9.4
                            -----    -----         -----   -----
                            813.2     37.6         815.3    29.0
  Intrasegment transfers
   elimination . . . . . .  (27.1)                 (35.3)
                            -----    -----         -----   -----
      Total petroleum . . . 786.1     37.6         780.0    29.0
Farm, timber, and real
 estate - United States . .  45.9     12.7          32.4     7.5
Corporate and other . . . .  12.3     (5.5)         16.4    (1.2)
                            -----    -----         -----   -----
Revenues/income before unusual
 or infrequently occurring
 items. . . . . . . . . . . 844.3     44.8         828.8    35.3
Refund and settlement of
 income tax matters . . . .     -      6.4             -    11.3
Cumulative effect of changes
 in accounting principles for
  Income taxes . . . . . . .    -        -             -    31.8
  Postretirement benefits other
   than pensions, net of
   taxes. . . . . . . . . .     -        -             -   (16.5)
                            -----    -----         -----   -----
                           $844.3     51.2         828.8    61.9
                            =====    =====         =====   =====

*Additional details are presented in the tables on page 11.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1994 COMPARED WITH THREE MONTHS ENDED
JUNE 30, 1993

Net income for the second quarter of 1994 totaled $27.5 million, $.61 a share, compared to $22.7 million, $.51 a share, earned in the second quarter of 1993. The current quarter included a benefit of $6.4 million, $.14 a share, for settlement of certain income tax matters in the U.K.

Excluding unusual items, earnings were $21.1 million, $.47 a share, in the current quarter. Exploration and production earnings were up 31 percent and benefited from new sources of crude oil and gas liquids production and lower exploration expenses, partially offset by the effect of generally lower crude oil prices in all operating areas and lower U.S. natural gas prices. In addition, earnings from farm, timber, and real estate increased 50 percent compared to the second quarter of 1993, as results from improved timber operations more than offset lower residential lot sales, which were down from the record quarter level established a year ago. Earnings from downstream operations declined 61 percent in the current quarter; U.S. operations were down because of lower unit margins and a reduction in sales of refined products due to a planned turnaround at the Superior refinery. In West European markets, unit margins also declined while sales volumes were up from the second quarter of 1993, which reflected a 38-day turnaround of the Milford Haven refinery. Results from corporate activities were unfavorable to last year, primarily reflecting lower income from interest and miscellaneous sources.

Exploration and production operations earned $14.7 million in the second quarter of 1994 compared to $11.2 million a year earlier. U.S. operations earned $6.9 million, down from $10.7 million a year ago, while international operations earned $7.8 million compared to $.5 million in the second quarter of 1993. The Company's crude oil and gas liquids sales prices averaged
$15.73 a barrel in the U.S. and $15.98 in the U.K., each down 11 percent. In Canada, sales prices averaged $14.38 a barrel for light oil, down eight percent, and $11.16 for heavy oil, up one percent. The average sales price for synthetic oil from the Company's five-percent interest in the Canadian Syncrude project, acquired in late 1993, was $16.64 a barrel. Total crude oil and gas liquids production averaged 48,904 barrels a day compared to 34,565 in the second quarter of 1993. U.K. production more than doubled - production from Block 16/17 ("T" Block), which commenced in late 1993, and an increased interest acquired in the Ninian field effective January 1, 1994, accounted for the increase. Production of synthetic oil in Canada was affected by a planned turnaround in April and averaged 8,050 barrels a day in the second quarter of 1994. Murphy's average natural gas sales price in the U.S. was $1.97 a thousand cubic feet (MCF) in the second quarter of 1994 compared to $2.21 a year ago, down 11 percent. The average natural gas sales price in Canada increased from $1.19 an MCF a year ago to $1.51, up 27 percent. In Spain, the price averaged $2.42 an MCF, a decrease of 12 percent. U.K. prices averaged $2.39 an MCF compared to $2.33 a year ago. Total natural gas sales averaged 262,881 MCF a day in the current quarter compared to 262,630 in the second quarter of 1993. Sales of natural gas in the U.S. averaged 205,542 MCF a day, down three percent from a year ago, while sales increased in the U.K. and Spain. Exploration expenses totaled $8.2 million in the current quarter compared to $12.3 million a year ago, including $3.1 million and $5.1 million, respectively, in international operations. During the current quarter, the Company logged and cored a potentially producible natural gas accumulation in a well drilled on Mobile Block 908. The cost of the well, $14.4 million, has been capitalized pending further evaluation, which includes the results of a well currently in progress on nearby Mobile Block 863. Supporting tables on page 11 provide additional details of the results of exploration and production operations for the second quarter of each year.

Earnings from refining, marketing, and transportation operations declined from $8.3 million in the second quarter of 1993 to $3.2 million in the current quarter. U.S. operations earned $.8 million compared to $3.5 million a year ago. Operations in Western Europe earned $.5 million, down from $1.8 million a year ago. Profits from purchasing, transporting, and reselling crude oil in Canada were $1.9 million in the current quarter compared to $3 million in the second quarter of 1993, with the

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

decline due primarily to lower crude trading margins. Refinery crude runs were 141,933 barrels a day compared to 133,894 in the second quarter of 1993. Refined product sales were 161,378 barrels a day, up from 147,179 a year ago.

Earnings from farm, timber, and real estate operations increased from $3.6 million in the second quarter of 1993 to $5.4 million in the current quarter, with timber operations contributing $4.5 million, an increase of 112 percent over the prior year. Sawtimber harvested increased from 7.7 million board feet to 13.7 million in the current quarter, and the average sales price was up 19 percent. Lumber sales increased 38 percent, and average lumber prices were up six percent. Thirty-two lots were sold at the Chenal Valley development in western Little Rock during the second quarter of 1994 compared to 84 a year ago.

Corporate functions reflected a loss of $2.2 million in the current quarter compared to a loss of $.4 million in the second quarter of 1993.

SIX MONTHS ENDED JUNE 30, 1994 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 1993

The Company's net income for the six months ended June 30, 1994 was $51.2 million, $1.14 a share, compared to $61.9 million, $1.38 a share, in 1993. Earnings for the first six months of 1994 included the previously discussed benefit of $6.4 million, $.14 a share, for settlement of U.K. tax matters. Unusual items included in the Company's net income for the six months ended June 30, 1993 were benefits of $11.3 million, $.25 a share, from refund of U.K. income taxes, and $15.3 million, $.34 a share, from recording the cumulative effect of accounting changes adopted effective January 1, 1993.

Excluding the unusual items, earnings for the first six months of 1994 totaled $44.8 million, $1.00 a share, compared to $35.3 million, $.79 a share, for the first half of 1993. All operating segments registered improved earnings over those for the prior year. The largest increase both in absolute dollars and on a percentage basis was in farm, timber, and real estate operations, which were up a total of $5.2 million, or 69 percent, due to higher volumes and prices for both timber and lumber. Earnings from refining, marketing, and transportation increased 52 percent, as the effect of higher average unit margins in the U.S. more than offset lower unit margins and higher marketing costs in Western Europe and lower earnings from crude oil trading activities in Canada. Exploration and production income was up 19 percent, as the effects of new sources of crude oil and gas liquids production, higher natural gas prices, and lower exploration expenses were only partially offset by lower crude oil prices. Results from corporate activities were unfavorable due primarily to lower income from interest and miscellaneous revenues.

Earnings from exploration and production for the first six months of 1994 were $23.3 million compared to $19.6 million a year earlier. U.S. operations earned $14.6 million, down from $17.7 million in the first half of 1993, and international operations earned $8.7 million compared to $1.9 million a year ago. Total crude oil and gas liquids production averaged 47,893 barrels a day compared to 33,498 in the first six months of 1993. Production of synthetic oil from Murphy's interest in the Canadian Syncrude project, acquired in late 1993, averaged 8,701 barrels a day in the first half of 1994. U.K. crude production of 12,936 barrels a day in 1994 more than doubled that of the first six months of 1993; the increase was due to production from the "T" Block, which started up in late 1993, and the acquisition of an additional interest in the Ninian field effective January 1, 1994. Crude production decreased 670 barrels a day in the U.S., 447 for other oil produced in Canada, and 287 in other international areas. The Company's crude oil and gas liquids sales prices averaged $14.34 a barrel in the U.S. and $15.00 in the U.K., decreases of 19 percent and 17 percent, respectively. In Canada, sales prices averaged $12.89 a barrel for light oil and $9.16 for heavy oil, down 16 percent and 13 percent, respectively. The sales price for Canadian synthetic oil averaged $14.77 a barrel in the first half of 1994. Murphy's average natural gas sales price in the U.S. was $2.13 an MCF in the first six months of 1994 compared to $2.02 a year ago, an increase of five percent. Natural gas sales prices averaged $1.55 an MCF in Canada and $2.39 in the U.K., increases of 36 percent and six percent,

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

respectively. In Spain, the price averaged $2.40 an MCF, a decrease of 11 percent from a year ago. Total natural gas sales increased one percent to 274,202 MCF a day, with a three-percent increase in U.S. sales nearly offset by slightly lower sales in Canada and the U.K. Exploration expenses totaled $20.1 million, down $4 million from the first half of 1993. Supporting tables on page 11 provide additional details of the results of exploration and production operations for the first six months of each year.

Refining, marketing, and transportation operations earned $14.3 million in the first six months of 1994 compared to $9.4 million a year earlier. U.S. operations improved from $.4 million in the first six months of 1993 to $9.5 million as lower crude costs strengthened margins on most products. Operations in Western Europe earned $1.2 million, down from $3.7 million a year ago; the average unit margin declined 36 percent and marketing costs increased while sales volume was up 46 percent. Profits from purchasing, transporting, and reselling crude oil in Canada were $3.6 million in the first half of 1994 compared to $5.3 million in 1993, with the decline due mostly to lower crude trading margins. Refinery crude runs were 146,637 barrels a day compared to 133,252 in the first six months of 1993. Refined product sales were 160,285 barrels a day, up from 145,548 a year ago.

Earnings from farm, timber, and real estate operations increased from $7.5 million in the first six months of 1993 to $12.7 million in the current six months. Timber operations contributed $11.3 million, an increase of 92 percent over the prior year. Harvested sawtimber increased from 19.7 million board feet in the first six months of 1993 to 34.2 million in the first half of 1994, and the average sales price was up 15 percent. Lumber prices and sawmill margins were also up. Seventy-five lots were sold at the Chenal Valley development in western Little Rock during the first six months of 1994 compared to 95 a year ago.

Corporate functions for the first six months reflected losses of $5.5 million in 1994 and $1.2 million in 1993. The variance was primarily due to lower interest income, as the level of funds available for investment during the first half of 1993 was reduced later in the year by expenditures to acquire oil and gas properties.

FINANCIAL CONDITION

Cash provided by operating activities was $163.5 million for the first six months of 1994 compared to $136.4 million for the same period in 1993. Net increases in operating working capital other than cash and cash equivalents reduced cash by $17.4 million in 1994 and $40.1 million in 1993. The 1994 amount also reflected net recoveries of $13.8 million on an insurance claim to repair 1992 hurricane damage, whereas the 1993 amount was reduced by net expenditures of $14.9 million to repair the hurricane damage. Predominant uses of funds in both years were for capital expenditures (which, including amounts expensed, are summarized in the following table) and payment of dividends. Capital expenditures for exploration and production in 1993 included $100 million for the acquisition of an 8.52-percent interest in the U.K. North Sea "T" Block.

     ------------------------------------------------------------
    (Millions of dollars)                         1994       1993
     ------------------------------------------------------------
     Exploration and production. . . . . .     $ 147.7      224.3
     Refining. . . . . . . . . . . . . . .        34.6       33.6
     Marketing . . . . . . . . . . . . . .         6.6        5.4
     Transportation. . . . . . . . . . . .         1.1        1.3
     Farm, timber, and real estate . . . .         3.7        4.2
     Other . . . . . . . . . . . . . . . .         3.1        2.9
                                                 -----      -----
                                               $ 196.8      271.7
                                                 =====      =====

Working capital at June 30, 1994 was $107.6 million, down $22.6 million from December 31, 1993. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $69.3 million below current costs at June 30, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

FINANCIAL CONDITION (CONTD.)

At June 30, 1994, nonrecourse debt of a subsidiary was $108.1 million, an increase of $20.6 million during the first six months of 1994 for additional project financing. Notes payable and other long-term obligations of $21.8 million remained virtually unchanged. A summary of capital employed at June 30, 1994 and December 31, 1993 follows.

     ------------------------------------------------------------
                                                1994         1993
     ------------------------------------------------------------
     (Millions of dollars)               Amount    %   Amount   %
     ------------------------------------------------------------
     Notes payable and other
      long-term obligations........... $   21.8    2     21.7   2
     Nonrecourse debt of a subsidiary.    108.1    8     87.5   6
     Stockholders' equity.............  1,242.3   90  1,222.4  92
                                        -------  ---  ------- ---
                                       $1,372.2  100  1,331.6 100
                                        =======  ===  ======= ===

OIL AND GAS OPERATING RESULTS*
- -----------------------------------------------------------------
                                United             Synthetic
(Millions of      United          King-         Sub-   Oil-
 dollars)         States  Canada   dom Other  total Canada  Total
- -----------------------------------------------------------------
THREE MONTHS ENDED
 JUNE 30, 1994
Revenues          $ 54.7    19.0  23.6   5.3  102.6   12.2  114.8
Production costs    14.4     5.5   8.1   2.4   30.4    9.0   39.4
Depreciation,
 depletion, and
 amortization       23.2     5.1  10.7    .6   39.6    1.1   40.7
Exploration expenses
  Dry hole costs     1.5      .2     -     -    1.7      -    1.7
  Geological and
   geophysical
   costs              .7      .6    .7    .3    2.3      -    2.3
  Other costs         .8      .2    .3    .1    1.4      -    1.4
- -----------------------------------------------------------------
                     3.0     1.0   1.0    .4    5.4      -    5.4
  Undeveloped lease
   amortization      2.1      .7     -     -    2.8      -    2.8
- -----------------------------------------------------------------
    Total
     exploration
     expenses        5.1     1.7   1.0    .4    8.2      -    8.2
- -----------------------------------------------------------------
Other items, net      .6      .9    .9    .3    2.7     .1    2.8
Income tax
 provision           4.5     1.7   2.1     -    8.3     .7    9.0
- -----------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and
 interest)        $  6.9     4.1    .8   1.6   13.4    1.3   14.7
=================================================================

THREE MONTHS ENDED
 JUNE 30, 1993
Revenues          $ 65.4    18.7  11.3   4.9  100.3      -  100.3
Production costs    14.2     6.4   5.5   2.5   28.6      -   28.6
Depreciation,
 depletion, and
 amortization       23.5     5.2   3.3   1.2   33.2      -   33.2
Exploration expenses
  Dry hole costs     3.7      .2     -   3.6    7.5      -    7.5
  Geological and
   geophysical
   costs              .4      .2     -    .1     .7      -     .7
  Other costs         .8      .1    .1    .2    1.2      -    1.2
- -----------------------------------------------------------------
                     4.9      .5    .1   3.9    9.4      -    9.4
  Undeveloped lease
   amortization      2.3      .6     -     -    2.9      -    2.9
- -----------------------------------------------------------------
    Total
     exploration
     expenses        7.2     1.1    .1   3.9   12.3      -   12.3
- -----------------------------------------------------------------
Other items, net     2.9     1.3    .9    .4    5.5      -    5.5
Income tax
 provision           6.9     1.8    .8     -    9.5      -    9.5
- -----------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and
 interest)        $ 10.7     2.9    .7  (3.1)  11.2      -   11.2
=================================================================

SIX MONTHS ENDED
 JUNE 30, 1994
Revenues          $115.4    33.4  44.1   8.2  201.1   23.3  224.4
Production costs    27.6    11.5  15.5   3.5   58.1   19.3   77.4
Depreciation,
 depletion, and
 amortization       49.2    10.0  19.8    .8   79.8    2.4   82.2
Exploration expenses
  Dry hole costs     2.7     1.7   1.9     -    6.3      -    6.3
  Geological and
   geophysical
   costs             3.2     1.3    .7    .4    5.6      -    5.6
  Other costs        1.4      .4    .7    .3    2.8      -    2.8
- -----------------------------------------------------------------
                     7.3     3.4   3.3    .7   14.7      -   14.7
  Undeveloped lease
   amortization      4.1     1.3     -     -    5.4      -    5.4
- -----------------------------------------------------------------
    Total
     exploration
     expenses       11.4     4.7   3.3    .7   20.1      -   20.1
- -----------------------------------------------------------------
Other items, net     2.7     1.9   1.6    .7    6.9     .1    7.0
Income tax
 provision           9.9     1.5   2.5     -   13.9     .5   14.4
- -----------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and
 interest)        $ 14.6     3.8   1.4   2.5   22.3    1.0   23.3
=================================================================

SIX MONTHS ENDED
 JUNE 30, 1993
Revenues          $121.8    35.5  25.7  10.1  193.1      -  193.1
Production costs    27.8    12.3  10.6   5.0   55.7      -   55.7
Depreciation,
 depletion, and
 amortization       45.6    10.8   7.7   2.7   66.8      -   66.8
Exploration expenses
  Dry hole costs     6.6     1.8     -   3.6   12.0      -   12.0
  Geological and
   geophysical
   costs             1.7     1.1    .6    .1    3.5      -    3.5
  Other costs        1.0      .3    .4    .5    2.2      -    2.2
- -----------------------------------------------------------------
                     9.3     3.2   1.0   4.2   17.7      -   17.7
  Undeveloped lease
   amortization      4.6     1.4     -    .4    6.4      -    6.4
- -----------------------------------------------------------------
    Total
     exploration
     expenses       13.9     4.6   1.0   4.6   24.1      -   24.1
- -----------------------------------------------------------------
Other items, net     5.5     2.4   1.9    .7   10.5      -   10.5
Income tax
 provision          11.3     2.1   3.0     -   16.4      -   16.4
- -----------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and
 interest)        $ 17.7     3.3   1.5  (2.9)  19.6      -   19.6
=================================================================

*Excludes unusual or infrequently occurring items.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          (a) The information contained in Note C to the Consolidated Financial Statements, page 5 of this report, concerning certain legal proceedings in which the Company is involved, is incorporated herein by reference.

          (b) One of the Company's subsidiaries, Murphy Oil USA, Inc., owns and operates two oil refineries in the U.S. This subsidiary is a defendant in three governmental actions that (1) seek monetary sanctions of $100,000 or more, and (2) arise under enacted provisions that regulate the discharge of materials into the environment or have the purpose of protecting the environment. These actions individually or in the aggregate are not material to the financial condition of the Company.

          (c) The Company and its subsidiaries are engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business and none of which is material as defined.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the annual meeting of security holders on May 11, 1994, the directors proposed by management were elected with a tabulation of shares as shown below.

                                          For      Withheld
                                      ----------   --------
             B. R. R. Butler          39,682,272    272,727
             Claiborne P. Deming      39,682,259    272,740
             H. Rodes Hart            39,593,736    361,263
             Vester T. Hughes Jr.     39,598,394    356,605
             Jack W. McNutt           39,599,339    355,660
             C. H. Murphy Jr.         39,682,156    272,843
             Michael W. Murphy        39,682,173    272,826
             R. Madison Murphy        39,682,373    272,626
             William C. Nolan Jr.     39,599,134    355,865
             Caroline G. Theus        39,599,160    355,839
             Lorne C. Webster         39,682,262    272,737

          In addition, the earlier appointment of KPMG Peat Marwick by the Board of Directors as independent auditors for 1994 was ratified with 39,878,637 shares voted in favor, 24,606 shares voted in opposition, and 51,756 shares not voted.

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


                               MURPHY OIL CORPORATION
                                    (Registrant)



                            By  /s/ Ronald W. Herman
                              ----------------------
                              Ronald W. Herman, Controller
                              (Chief Accounting Officer and Duly
                              Authorized Officer)

August 11, 1994
     (Date)