Form 10-Q
period 1994-09-30
MURPHY OIL CORP /DE
filed 1994-11-10
CIK 717423

=================================================================

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                         FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended SEPTEMBER 30, 1994

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

                       /X/ Yes        / / No


Number of shares of Common Stock, $1.00 par value, outstanding at September 30, 1994, was 44,833,656.

=================================================================

PART I - FINANCIAL INFORMATION

         Murphy Oil Corporation and Consolidated Subsidiaries
                     CONSOLIDATED BALANCE SHEETS
                        (Thousands of dollars)

                                      (Unaudited)
                                     September 30,   December 31,
                                         1994           1993
                                     ------------    -----------
ASSETS
Current assets
  Cash and interest-bearing deposits  $    43,259         26,876
  Marketable securities                    82,892        114,349
                                        ---------      ---------
      Cash and cash equivalents           126,151        141,225
  Accounts receivable, less allowance
   for doubtful accounts of $5,652 in
   1994 and $5,379 in 1993                187,397        196,214
  Inventories
    Crude oil and raw materials            59,061         76,741
    Finished products                      46,508         42,959
    Materials and supplies                 38,829         32,323
  Prepaid expenses                         43,623         35,042
  Deferred income taxes                    18,611         18,497
                                        ---------      ---------
      Total current assets                520,180        543,001

Investments and noncurrent receivables     26,812         42,518
Property, plant, and equipment, at
 cost less accumulated depreciation,
 depletion, and amortization of
 $2,332,216 in 1994 and $2,180,732
 in 1993                                1,685,285      1,549,250
Deferred charges and other assets          38,870         34,090
                                        ---------      ---------
                                      $ 2,271,147      2,168,859
                                        =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term
   obligations                        $    10,994         10,859
  Accounts payable and accrued
   liabilities                            382,826        372,606
  Income taxes                             23,667         29,294
                                        ---------      ---------
      Total current liabilities           417,487        412,759

Notes payable and other long-term
 obligations                               21,760         21,709
Nonrecourse debt of a subsidiary          118,981         87,509
Deferred income taxes                     137,166        117,571
Reserve for dismantlement costs           136,791        123,107
Reserve for major repairs                  25,372         26,023
Deferred credits and other liabilities    132,332        157,831

Stockholders' equity
  Capital stock
    Cumulative Preferred Stock, par $100,
     authorized 400,000 shares, none
     issued                                     -              -
    Common Stock, par $1.00, authorized
     80,000,000 shares, issued 48,775,314
     shares                                48,775         48,775
  Capital in excess of par value          507,838        507,292
  Retained earnings                       816,975        772,172
  Currency translation adjustments         11,991         (1,514)
  Unamortized restricted stock awards      (1,286)          (660)
  Treasury stock, 3,941,658 shares of
   Common Stock in 1994, 3,967,631 shares
   in 1993, at cost                      (103,035)      (103,715)
                                        ---------      ---------
      Total stockholders' equity        1,281,258      1,222,350
                                        ---------      ---------
                                      $ 2,271,147      2,168,859
                                        =========      =========

See accompanying Notes to Consolidated Financial Statements.

The Exhibit Index is on page 12.

       Murphy Oil Corporation and Consolidated Subsidiaries
           CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Thousands of dollars, except per share amounts)

                       Three Months Ended     Nine Months Ended
                          September 30          September 30
                       ------------------   --------------------
                         1994       1993       1994       1993
                       -------    -------   ---------  ---------
REVENUES
Sales                $ 455,383    401,420   1,268,237  1,193,956
Other operating
 revenues               12,098      8,909      31,215     28,801
Interest and other
 revenues               25,281      9,649      37,608     26,067
                       -------    -------   ---------  ---------
    Total revenues     492,762    419,978   1,337,060  1,248,824
                       -------    -------   ---------  ---------

COSTS AND EXPENSES
Crude oil, products,
 and related operating
 expenses              359,048    312,852     972,240    932,896
Exploration expenses,
 including undeveloped
 lease amortization     10,779     14,122      30,869     38,222
Selling and general
 expenses               16,437     16,502      50,568     49,536
Depreciation, depletion,
 and amortization       48,282     42,666     148,200    127,143
Interest expense         4,023      1,707       9,034      5,702
Interest capitalized    (3,696)    (1,676)     (6,574)    (3,963)
                       -------    -------   ---------  ---------
    Total costs and
     expenses          434,873    386,173   1,204,337  1,149,536
                       -------    -------   ---------  ---------

Income before income taxes
 and cumulative effect of
 changes in accounting
 principles             57,889     33,805     132,723     99,288
Federal and state
 income taxes           14,048      9,172      38,886     29,654
Foreign income taxes     6,572      4,454       5,364      2,925
                       -------    -------   ---------  ---------

Income before cumulative
 effect of changes in
 accounting principles  37,269     20,179      88,473     66,709
Cumulative effect of
 changes in accounting
 principles                  -          -           -     15,338
                       -------    -------   ---------  ---------

NET INCOME           $  37,269     20,179      88,473     82,047
                       =======    =======   =========  =========

Average Common
 shares outstanding 44,905,656 44,879,958  44,884,779 44,900,519

Per Common share
  Income before
   cumulative
   effect of
   changes in
   accounting
   principles        $     .83        .45        1.97      1.49
  Cumulative effect
   of changes in
   accounting
   principles                -          -           -       .34
                       -------    -------   ---------  --------
    Net income       $     .83        .45        1.97      1.83
                       =======    =======   =========  ========

Cash dividends
 per share of
 Common Stock        $    .325       .325        .975      .925


See accompanying Notes to Consolidated Financial Statements.

        Murphy Oil Corporation and Consolidated Subsidiaries
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
            Nine Months Ended September 30, 1994 and 1993
                       (Thousands of dollars)

                                                 1994      1993
                                               -------   -------
OPERATING ACTIVITIES
Income before cumulative effect of
 changes in accounting principles            $  88,473    66,709
Adjustments to reconcile above income
 to net cash provided by operating
 activities
  Depreciation, depletion, and amortization    148,200   127,143
  Expenditures for major repairs and
   dismantlement costs                         (19,381)   (9,733)
  Exploratory expenditures charged
   against income                               22,637    28,808
  Amortization of undeveloped leases             8,232     9,414
  Deferred and noncurrent income tax charges    10,181    28,217
  Gains from disposition of assets              (1,112)   (1,374)
  Other - net                                    7,329    19,062
                                               -------   -------
                                               264,559   268,246
  Net (increase) decrease in operating
   working capital other than cash and
   cash equivalents                             12,340   (38,165)
  Cumulative effect of accounting changes
   on working capital                                -    25,437
  Net recoveries (expenditures) on insurance
   claim to repair hurricane damage             16,224   (26,014)
  Other adjustments related to operating
   activities                                  (10,233)  (13,574)
                                               -------   -------
    Net cash provided by operating
     activities                                282,890   215,930
                                               -------   -------

INVESTING ACTIVITIES
Capital expenditures requiring cash           (290,612) (370,230)
Proceeds from sale of property, plant,
 and equipment                                   4,143     4,131
Other - net                                       (765)    2,346
                                               -------   -------
    Net cash required by investing
     activities                               (287,234) (363,753)
                                               -------   -------

FINANCING ACTIVITIES
Increase (decrease) in notes payable and
 other long-term obligations                       127      (275)
Increase in nonrecourse debt of a subsidiary    31,531    17,400
Decrease in short-term notes payable                 -    (2,795)
Dividends paid                                 (43,670)  (41,397)
Purchase of Common Stock for treasury                -    (1,636)
                                               -------   -------
    Net cash required by financing activities  (12,012)  (28,703)
                                               -------   -------

Effect of exchange rate changes on cash and
 cash equivalents                                1,282    (1,011)
                                               -------   -------

Net decrease in cash and cash equivalents      (15,074) (177,537)
Cash and cash equivalents at January 1         141,225   377,845
                                               -------   -------

Cash and cash equivalents at September 30    $ 126,151   200,308
                                               =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid, net of refunds       $  26,706    43,872
                                               =======   =======

Interest paid, net of amounts capitalized    $  (2,208)    1,667
                                               =======   =======

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the accompanying financial statements of Murphy Oil Corporation and Consolidated
Subsidiaries (Murphy/the Company).

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the balance sheet at December 31, 1993. In the opinion of the Company's management, the unaudited financial statements include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the Company's financial position at September 30, 1994, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1994 and 1993, in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the Company's 1993 Annual Report on Form 10-K, as certain notes and other pertinent information have been abbreviated in or omitted from this report.

Financial results for the nine months ended September 30, 1994 are not necessarily indicative of future results.

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

The Company currently operates or has previously operated certain sites or facilities, including refineries, oil and gas fields, service stations, and terminals, for which known or potential obligations for environmental remediation exist. The Company has provided for environmental liabilities, which are included in the account "Deferred Credits and Other Liabilities." The sum provided for environmental liabilities includes certain amounts that are based on anticipated regulatory approval of proposed remediation processes involving a land farm, formerly used for disposal of refinery waste, and closure of water basins. If regulatory authorities require more costly alternatives than the proposed processes, future expenditures could increase by up to an estimated $6 million above the amount provided.

The Company has received notices from the U.S. Environmental Protection Agency that it is a Potentially Responsible Party
(PRP) at three Superfund sites and has been assigned responsibility by defendants at another Superfund site. In addition, the Company is aware of two other sites at which it could be named as a PRP. The potential total cost to all parties to perform necessary remediation work at these sites is substantial. However, based on information currently available, the Company is a de minimus party, with assigned or potentially assigned responsibility of less than one percent at all but one of the sites. The Company has not determined either its potential total remediation costs or its potentially assigned responsibility percentage at the remaining site. The Company has recorded a provision totaling $.1 million for Superfund sites, and due to currently available information on the most recent site and the minor percentages involved on the other sites, the Company does not expect that its related remediation costs will be material to its financial condition. Additional information may become known in the future that would alter this assessment, including a requirement to bear a pro rata share of costs attributable to nonparticipating PRP's or indications of additional responsibility by the Company.

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

The Company believes that certain of its environmental remediation obligations are covered by insurance; however, the issue is the subject of ongoing litigation and no assurance can be given that the Company's position will be sustained. Therefore, no insurance recoveries have been used to reduce the environmental liabilities recorded at September 30, 1994.

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

On February 19, 1987, the U.S. Department of Energy (DOE) published a Proposed Remedial Order (PRO) alleging that the Company received approximately $13.4 million for crude oil and/or related transportation charges in excess of amounts allowed under DOE regulations that were in effect from September 1973 through January 1981. The PRO sought restitution of this amount, plus interest. The Company contested the allegations of the PRO in administrative litigation before the DOE Office of Hearings and Appeals (OHA). On June 17, 1992, OHA sustained all allegations of the PRO and issued a Remedial Order, which the Company promptly appealed to the Federal Energy Regulatory Commission
(FERC). On January 24, 1994, the presiding FERC administrative law judge issued a decision sustaining the position of the Company on the material allegations. On July 14, 1994, DOE and the Company entered into a settlement agreement pursuant to which the Company agreed to pay $10.7 million inclusive of all interest. The settlement agreement became final on September 15, 1994 and resolved all issues. As an offset to the $10.7 million payment, the Company has received approximately $3.2 million from certain interest owners in the affected properties, and is seeking additional contribution from other interest owners. The settlement resulted in an after-tax benefit of $13.9 million, which was recorded in the three-month period ended September 30, 1994.

In the normal course of its business activities, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 1994, letters of credit outstanding totaled $61 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

NOTE D - BUSINESS SEGMENTS

                        Three Months Ended     Three Months Ended
                        September 30, 1994     September 30, 1993
                        ------------------     ------------------
(Millions of Dollars)   Revenues    Income     Revenues   Income
                        --------    ------     --------   ------
Petroleum
  Exploration and production*
    United States ....... $ 45.8        .7         63.2      6.0
    Canada ..............   35.7       6.2         18.0      2.9
    United Kingdom ......   24.0       1.0         11.8       .5
    Other international .    8.1       1.9          2.9     (1.4)
                           -----     -----        -----    -----
                           113.6       9.8         95.9      8.0
                           -----     -----        -----    -----
  Refining, marketing, and transportation
    United States .......  265.4       7.5        235.9      6.9
    Western Europe.......   81.4       2.4         72.4      2.2
    Canada ..............    6.8       2.0          7.4      2.1
                           -----     -----        -----    -----
                           353.6      11.9        315.7     11.2
                           -----     -----        -----    -----
                           467.2      21.7        411.6     19.2
  Intrasegment transfers
   elimination             (20.3)                 (16.4)
                           -----     -----        -----    -----
       Total petroleum ..  446.9      21.7        395.2     19.2
Farm, timber, and real
 estate--United States ..   20.6       3.1         15.1      2.1
Corporate and other .....    4.3      (1.4)         9.7     (1.1)
                           -----     -----        -----    -----
Revenues/income before unusual
 or infrequently occurring
 items ..................  471.8      23.4        420.0     20.2
Settlement of DOE
 matters ................   21.0      13.9            -        -
                           -----     -----        -----    -----
                          $492.8      37.3        420.0     20.2
                           =====     =====        =====    =====

                         Nine Months Ended     Nine Months Ended
                         September 30, 1994    September 30, 1993
                         ------------------    ------------------
(Millions of Dollars)    Revenues    Income    Revenues   Income
                         --------    ------    --------   ------
Petroleum
  Exploration and production*
    United States ......$  161.2      15.3        185.0     23.7
    Canada .............    92.4      11.0         53.5      6.2
    United Kingdom .....    68.1       2.4         37.5      2.0
    Other international     16.3       4.4         13.0     (4.3)
                         -------     -----      -------    -----
                           338.0      33.1        289.0     27.6
                         -------     -----      -------    -----
  Refining, marketing, and transportation
    United States ......   694.3      17.0        716.0      7.3
    Western Europe .....   228.2       3.6        198.5      5.9
    Canada .............    19.9       5.6         23.4      7.4
                         -------     -----      -------    -----
                           942.4      26.2        937.9     20.6
                         -------     -----      -------    -----
                         1,280.4      59.3      1,226.9     48.2
  Intrasegment transfers
   elimination             (47.4)                 (51.7)
                         -------     -----      -------    -----
       Total petroleum . 1,233.0      59.3      1,175.2     48.2
Farm, timber, and real
 estate--United States .    66.5      15.8         47.5      9.6
Corporate and other ....    16.6      (6.9)        26.1     (2.3)
                         -------     -----      -------    -----
Revenues/income before
 unusual or infrequently
 occurring items ....... 1,316.1      68.2      1,248.8     55.5
Settlement of DOE
 matters ...............    21.0      13.9            -        -
Refund and settlement of
 income tax matters ....       -       6.4            -     11.3
Cumulative effect of
 changes in accounting
 principles for
  Income taxes .........       -         -            -     31.8
  Postretirement benefits
   other than pensions,
   net of taxes ........       -         -            -    (16.5)
                         -------     -----      -------    -----
                        $1,337.1      88.5      1,248.8     82.1
                         =======     =====      =======    =====

*Additional details are presented in the tables on page 11.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH THREE MONTHS
ENDED SEPTEMBER 30, 1993

Net income for the third quarter of 1994 totaled $37.3 million, $.83 a share, compared to $20.2 million, $.45 a share, earned in the third quarter a year ago. The current quarter included a benefit of $13.9 million, $.31 a share, resulting from settlement of a dispute with the U.S. Department of Energy (DOE) concerning the price at which the Company could sell certain of its crude oil production under regulations in effect from September 1973 through January 1981. Income before unusual items for the quarter was $23.4 million, $.52 a share.

All operating segments contributed to the 16-percent improvement in income before unusual items for the current quarter compared to the corresponding quarter last year. Exploration and production earnings improved 23 percent despite substantially lower sales prices for U.S. natural gas and the effect of a curtailment in sales in response to lower prices; offsets were provided by a 53-percent increase in crude oil and gas liquids production, higher sales prices for crude oil, and lower exploration expenses. Downstream earnings were up six percent compared to the third quarter of 1993. Unit margins in both the U.S. and Western Europe were up, and sales of refined products increased 10 percent in each of the areas. Earnings from farm, timber, and real estate increased 48 percent compared to the third quarter of 1993, with improved results from timber and farming operations accounting for the increase. Results from corporate activities were slightly unfavorable to last year.

Exploration and production operations earned $9.8 million in the third quarter of 1994 compared to $8 million a year earlier.
U.S. operations earned $.7 million, down from $6 million a year ago, while international operations earned $9.1 million compared to $2 million. The Company's crude oil and gas liquids sales prices averaged $16.20 a barrel in the U.S. and $16.28 in the U.K., increases of three percent and two percent, respectively. In Canada, sales prices averaged $15.12 a barrel for light oil and $12.09 for heavy oil, up nine percent and 25 percent, respectively. The average sales price for synthetic oil from a five-percent interest in the Canadian Syncrude project, acquired in late 1993, was $17.28 a barrel. Total crude oil and gas liquids production averaged 53,340 barrels a day compared to 34,937 in the third quarter of 1993. U.K. production more than doubled, with production from "T" Block, which commenced in late 1993, and an increased interest in the Ninian field effective January 1, 1994, accounting for the increase. Production of synthetic oil in Canada averaged 9,897 barrels a day in the third quarter of 1994. Murphy's average natural gas sales price in the U.S. was $1.78 an MCF in the third quarter of 1994 compared to $2.15 a year ago, a decrease of 17 percent.
The average natural gas sales price in Canada increased from $1.20 an MCF a year ago to $1.25, up four percent. In Spain, the average price increased from $2.56 an MCF to $2.65. Total natural gas sales averaged 208,956 MCF a day in the current quarter compared to 264,250 in the third quarter of 1993. Sales of natural gas in the U.S. were affected by voluntary curtailments in response to lower prices, and averaged 159,380 MCF a day compared to 214,072 a year ago. Exploration expenses totaled $10.8 million in the current quarter compared to $14.1 million a year ago, including $1.8 million and $3.6 million, respectively, in international operations. Supporting tables on page 11 provide additional details of the results of exploration and production operations for the third quarter of each year.

Earnings from refining, marketing, and transportation operations totaled $11.9 million in the third quarter of 1994, up from $11.2 million a year ago. U.S. operations earned $7.5 million compared to $6.9 million in the third quarter of 1993. Operations in Western Europe earned $2.4 million, up from $2.2 million a year ago. Profits from purchasing, transporting, and reselling crude oil in Canada were $2 million in the current quarter compared to $2.1 million in the third quarter of 1993. Refinery crude runs were 157,056 barrels a day compared to 135,079 in the third quarter of 1993. Refined product sales were 174,549 barrels a day, up 10 percent from 159,231 a year ago.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

Earnings from farm, timber, and real estate operations increased from $2.1 million in the third quarter of 1993 to $3.1 million in the current quarter. Lumber sales increased 23 percent, and average prices were up 15 percent from a year ago. Twenty lots were sold at the Chenal Valley real estate development in western Little Rock during the third quarter of 1994 compared to 18 a year ago.

Corporate functions reflected a loss of $1.4 million in the current quarter compared to $1.1 million in the third quarter of 1993.

NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH NINE MONTHS
ENDED SEPTEMBER 30, 1993

For the first nine months of 1994, income before unusual items totaled $68.2 million, $1.52 a share, compared with $55.5 million, $1.24 a share, for the nine months ended September 30, 1993. Including unusual items, earnings for the nine months ended September 30, 1994 totaled $88.5 million, $1.97 a share, compared to $82.1 million, $1.83 a share, in 1993. In addition to the DOE settlement, the Company's net income for the nine months ended September 30, 1994 included a benefit of $6.4 million, $.14 a share, for settlement of certain income tax matters in the U.K. Results for the first nine months of 1993 included benefits of $11.3 million, $.25 a share, from refund of U.K. income taxes, and a net $15.3 million, $.34 a share, from recording the cumulative effect of accounting changes adopted effective January 1, 1993.

For the first nine months of 1994, all operating segments registered improved earnings over those for the prior year. The largest increase both in absolute dollars and on a percentage basis was in farm, timber, and real estate operations, which were up $6.2 million or 65 percent due to higher sales volumes and prices for both timber and lumber. Earnings from refining, marketing, and transportation increased 27 percent, as the effects of higher unit margins and increased sales volume in the U.S. more than offset lower unit margins in Western Europe and lower earnings from crude oil trading activities in Canada. Exploration and production income was up 20 percent; the effects of higher crude oil and gas liquids production, higher Canadian and U.K. natural gas prices, and lower exploration expenses more than offset decreases in crude oil prices, natural gas volumes, and U.S. and Spanish natural gas prices. Results from corporate activities were unfavorable.

Earnings from exploration and production for the first nine months of 1994 were $33.1 million compared to $27.6 million a year earlier. U.S. operations earned $15.3 million, down from $23.7 million in 1993, and international operations earned $17.8 million compared to $3.9 million a year ago. Total crude oil and gas liquids production averaged 49,729 barrels a day compared to 33,983 in the first nine months of 1993. Production of synthetic oil from Murphy's interest in the Canadian Syncrude project, acquired in late 1993, averaged 9,104 barrels a day in the 1994 period. U.K. crude production of 13,068 barrels a day in 1994 more than doubled that of the first nine months of 1993; the increase was due to production from the "T" Block, which began operations in late 1993, and the acquisition of an additional 3.82-percent interest in the Ninian field effective January 1, 1994. Crude production decreased 794 barrels a day in the U.S. and 440 in other Canadian areas, while increasing 671 in other international areas. The Company's crude oil and gas liquids sales prices averaged $15.00 a barrel in the U.S. and $15.44 in the U.K., decreases of 12 percent and 11 percent, respectively. In Canada, sales prices averaged $13.64 a barrel for light oil, down eight percent, but were unchanged for heavy oil at $10.25. The sales price for Canadian synthetic oil averaged $15.69 a barrel in 1994. Murphy's average natural gas sales price in the U.S. was $2.03 an MCF in the first nine months of 1994 compared to $2.07 a year ago, a decrease of two percent. Natural gas sales prices averaged $1.45 an MCF in Canada and $2.39 in the U.K., increases of 25 percent and five percent, respectively.
In Spain, the price averaged $2.50 an MCF, a decrease of six percent from a year ago. Total natural gas sales decreased six percent to 252,214 MCF a day, primarily due to U.S. sales being down seven percent as a result of the voluntary curtailment during the third quarter in response to lower prices.
Exploration expenses totaled $30.9 million, down $7.3 million from the first nine months of 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

During 1994, the Company logged and cored a potentially producible natural gas accumulation in a well drilled on Mobile Block 908. The cost of the well, $14.4 million, has been capitalized pending further evaluation. Supporting tables on page 11 provide additional details of the results of exploration and production operations for the first nine months of each year.

Refining, marketing, and transportation operations earned $26.2 million in the first nine months of 1994 compared to $20.6 million a year earlier. U.S. operations improved from $7.3 million in the first nine months of 1993 to $17 million as lower crude costs resulted in better margins. Operations in Western Europe earned $3.6 million, down from $5.9 million a year ago; the average unit product margin declined 22 percent and marketing costs increased, while sales volume was up 32 percent. Profits from purchasing, transporting, and reselling crude oil in Canada were $5.6 million in the first nine months of 1994 compared to $7.4 million in 1993; the reduction was caused primarily by lower crude oil trading margins and volume. Refinery crude runs were 150,148 barrels a day compared to 133,868 for the same period last year. Refined product sales were 165,092 barrels a day, up from 150,159 a year ago.

Earnings from farm, timber, and real estate operations increased from $9.6 million in the first nine months of 1993 to $15.8 million in the current nine months. Timber operations contributed $13.6 million, an increase of 72 percent over the prior year. Harvested sawtimber increased from 27.8 million board feet in the first nine months of 1993 to 38.3 million in 1994, and the average sales price was up 17 percent. Lumber sales volumes and prices and sawmill margins were also up. Ninety-five lots were sold at the Chenal Valley development in western Little Rock during the first nine months of 1994 compared to 113 a year ago.

Corporate activities for the first nine months reflected losses of $6.9 million in 1994 and $2.3 million in 1993. The unfavorable variance was primarily due to lower interest income, as the level of funds available for investment early in 1993 was reduced later in the year by acquisitions of oil and gas properties.

FINANCIAL CONDITION

Cash provided by operating activities was $282.9 million for the first nine months of 1994 compared to $215.9 million for the same period in 1993. Such amounts included net changes in operating working capital other than cash and cash equivalents that increased cash by $12.3 million in 1994 while reducing cash by $38.2 million in 1993. The 1994 amount also reflected net recoveries of $16.2 million on an insurance claim to repair 1992 hurricane damage, whereas the 1993 amount was reduced by net expenditures of $26 million to repair the damage. Predominant uses of funds in both years were for capital expenditures (which, including amounts expensed, are summarized in the following table) and payment of dividends. Capital expenditures for exploration and production in 1993 included $100 million for the acquisition of an 8.52-percent interest in the U.K. North Sea "T" Block.

      -----------------------------------------------------------
      (Millions of dollars)                      1994        1993
      -----------------------------------------------------------
      Exploration and production. . . . . .    $216.9       295.8
      Refining. . . . . . . . . . . . . . .      51.5        50.8
      Marketing . . . . . . . . . . . . . .       9.5        10.4
      Transportation. . . . . . . . . . . .       1.4         2.9
      Farm, timber, and real estate . . . .       7.3         7.3
      Other . . . . . . . . . . . . . . . .       4.0         3.0
                                                -----       -----
                                               $290.6       370.2
                                                =====       =====

Working capital at September 30, 1994 was $102.7 million, down $27.5 million from December 31, 1993. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $54.2 million below current costs at September 30, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

FINANCIAL CONDITION (CONTD.)

At September 30, 1994, nonrecourse debt of a subsidiary was $119 million, with the increase of $31.5 million that occurred during the first nine months of 1994 attributable to financing the development of the Hibernia oil field, offshore Newfoundland. Notes payable and other long-term obligations of $21.8 million remained virtually unchanged. A summary of capital employed at September 30, 1994 and December 31, 1993 follows.

     ------------------------------------------------------------
                                               1994          1993
     ------------------------------------------------------------
     (Millions of dollars)              Amount    %   Amount    %
     ------------------------------------------------------------
     Notes payable and other
      long-term obligations.......... $   21.8    2     21.7    2
     Nonrecourse debt of a
      subsidiary.....................    119.0    8     87.5    6
     Stockholders' equity............  1,281.2   90  1,222.4   92
                                       -------  ---  -------  ---
                                      $1,422.0  100  1,331.6  100
                                       =======  ===  =======  ===

OIL AND GAS OPERATING RESULTS*
- -----------------------------------------------------------------
                               United              Synthetic
(Millions of     United          King-         Sub-   Oil -
 dollars)        States Canada    dom  Other  total  Canada Total
- -----------------------------------------------------------------
THREE MONTHS ENDED
 SEPTEMBER 30, 1994
- -----------------------------------------------------------------
Revenues         $ 45.8   20.0   24.0    8.1   97.9    15.7 113.6
Production costs   12.3    6.3    8.9    3.8   31.3    10.9  42.2
Depreciation,
 depletion, and
 amortization      19.7    4.7   11.7    1.5   37.6     1.4  39.0
Exploration expenses
  Dry hole costs    5.0     .2      -      -    5.2       -   5.2
  Geological and
   geophysical
   costs            1.0     .1      -     .4    1.5       -   1.5
  Other costs        .9     .1     .2     .1    1.3       -   1.3
- -----------------------------------------------------------------
                    6.9     .4     .2     .5    8.0       -   8.0
  Undeveloped
   lease
   amortization     2.1     .7      -      -    2.8       -   2.8
- -----------------------------------------------------------------
    Total
     exploration
     expenses       9.0    1.1     .2     .5   10.8       -  10.8
- -----------------------------------------------------------------
General expenses
 and other, net     3.2    1.2     .7     .4    5.5       -   5.5
Income tax
 provision           .9    2.7    1.5      -    5.1     1.2   6.3
- -----------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and
 interest)       $   .7    4.0    1.0    1.9    7.6     2.2   9.8
=================================================================

THREE MONTHS ENDED
 SEPTEMBER 30, 1993
- -----------------------------------------------------------------
Revenues         $ 63.2   18.0   11.8    2.9   95.9       -  95.9
Production costs   14.9    6.2    4.9    1.9   27.9       -  27.9
Depreciation,
 depletion, and
 amortization      24.7    5.1    3.9     .8   34.5       -  34.5
Exploration expenses
  Dry hole costs    7.6     .1      -     .8    8.5       -   8.5
  Geological and
   geophysical
   costs             .3     .2     .8     .2    1.5       -   1.5
  Other costs        .4     .2     .3     .2    1.1       -   1.1
- -----------------------------------------------------------------
                    8.3     .5    1.1    1.2   11.1       -  11.1
  Undeveloped lease
   amortization     2.2     .7      -     .1    3.0       -   3.0
- -----------------------------------------------------------------
    Total
     exploration
     expenses      10.5    1.2    1.1    1.3   14.1       -  14.1
- -----------------------------------------------------------------
General expenses
 and other, net     2.3     .7    1.0     .3    4.3       -   4.3
Income tax
 provision          4.8    1.9     .4      -    7.1       -   7.1
- -----------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and
 interest)       $  6.0    2.9     .5   (1.4)   8.0       -   8.0
=================================================================

NINE MONTHS ENDED
 SEPTEMBER 30, 1994
- -----------------------------------------------------------------
Revenues         $161.2   53.4   68.1   16.3  299.0    39.0 338.0
Production costs   39.9   17.8   24.4    7.3   89.4    30.2 119.6
Depreciation,
 depletion, and
 amortization      68.9   14.7   31.5    2.3  117.4     3.8 121.2
Exploration expenses
  Dry hole costs    7.7    1.9    1.9      -   11.5       -  11.5
  Geological and
   geophysical
   costs            4.2    1.4     .7     .8    7.1       -   7.1
  Other costs       2.3     .5     .9     .4    4.1       -   4.1
- -----------------------------------------------------------------
                   14.2    3.8    3.5    1.2   22.7       -  22.7
  Undeveloped lease
   amortization     6.2    2.0      -      -    8.2       -   8.2
- -----------------------------------------------------------------
    Total
     exploration
     expenses      20.4    5.8    3.5    1.2   30.9       -  30.9
- -----------------------------------------------------------------
General expenses
 and other, net     5.9    3.1    2.3    1.1   12.4      .1  12.5
Income tax
 provision         10.8    4.2    4.0      -   19.0     1.7  20.7
- -----------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and
 interest)       $ 15.3    7.8    2.4    4.4   29.9     3.2  33.1
=================================================================

NINE MONTHS ENDED
 SEPTEMBER 30, 1993
- -----------------------------------------------------------------
Revenues         $185.0   53.5   37.5   13.0  289.0       - 289.0
Production costs   42.7   18.5   15.5    6.9   83.6       -  83.6
Depreciation,
 depletion, and
 amortization      70.3   15.9   11.6    3.5  101.3       - 101.3
Exploration expenses
  Dry hole costs   14.2    1.9      -    4.4   20.5       -  20.5
  Geological and
   geophysical
   costs            2.0    1.3    1.4     .3    5.0       -   5.0
  Other costs       1.4     .5     .7     .7    3.3       -   3.3
- -----------------------------------------------------------------
                   17.6    3.7    2.1    5.4   28.8       -  28.8
  Undeveloped
   lease
   amortization     6.8    2.1      -     .5    9.4       -   9.4
- -----------------------------------------------------------------
    Total
     exploration
     expenses      24.4    5.8    2.1    5.9   38.2       -  38.2
- -----------------------------------------------------------------
General expenses
 and other, net     7.8    3.1    2.9    1.0   14.8       -  14.8
Income tax
 provision         16.1    4.0    3.4      -   23.5       -  23.5
- -----------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and
 interest)       $ 23.7    6.2    2.0   (4.3)  27.6       -  27.6
=================================================================

*Excludes unusual or infrequently occurring items.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          (a) The information contained in Note C to the Consolidated Financial Statements, page 5 of this report, concerning a certain legal proceeding in which the Company is involved, is incorporated herein by reference.

          (b) One of the Company's subsidiaries, Murphy Oil USA, Inc., owns and operates two oil refineries in the U.S. This subsidiary is a defendant in two governmental actions that (1) seek monetary sanctions of $100,000 or more, and (2) arise under enacted provisions that regulate the discharge of materials into the environment or have the purpose of protecting the environment. These actions individually or in the aggregate are not material to the financial condition of the Company.

          (c) The Company and its subsidiaries are engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business and none of which is material as defined.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit Index - Exhibits other than the one listed below have been omitted since they either are not required or are not applicable.

                 Exhibit 27 - Financial Data Schedule - included only in electronic filing.

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

November 10, 1994
     (Date)