Form 10-Q/A
MURPHY OIL CORP /DE
filed 1995-03-14
CIK 717423

=================================================================

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                         FORM 10-Q/A
Amendment A to Correct Exhibit 27, Financial Data Schedule

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

                 Exhibit 27 - Amended Financial Data Schedule -
                  included only in electronic filing.

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

March 14, 1995
(Date of Filing Amendment A)