Form 10-K405
MURPHY OIL CORP /DE
filed 1995-03-29
CIK 717423

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

 (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                            of 1934 [Fee Required]

 For the fiscal year ended December 31, 1994

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                    Exchange Act of 1934 [No Fee Required]

 For the transition period from ______________________ to_______________________

                         Commission file number 1-8590

                             MURPHY OIL CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                              71-0361522
     (State or other jurisdiction           (I.R.S. Employer Identification
   of incorporation or organization)                   Number)

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

     Series A Participating Cumulative         New York Stock Exchange
     Preferred Stock Purchase Rights           The Toronto Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based on average price at February 28, 1995 as quoted by the New York Stock Exchange, was approximately $1,408,598,000.

Number of shares of Common Stock, $1.00 Par Value, outstanding at February 28, 1995, was 44,832,515.

                      Documents incorporated by reference

The Registrant's definitive Proxy Statement relating to the Annual Meeting of
Stockholders on May 10, 1995                                          (Part III)
================================================================================

                   TABLE OF CONTENTS - 1994 FORM 10-K REPORT

                                                          Page
                                                         Numbers
                                                         -------
                             PART I

Item  1.   Business                                          3

Item  2.   Properties                                        3

Item  3.   Legal Proceedings                                 9

Item  4.   Submission of Matters to a Vote of Security
           Holders                                           9

                             PART II

Item  5.   Market for Registrant's Common Equity and
           Related Stockholder Matters                      10

Item  6.   Selected Financial Data                          10

Item  7.   Management's Discussion and Analysis of
           Financial Condition and Results of Operation     10

Item  8.   Financial Statements and Supplementary Data      10

Item  9.   Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure           10

                             PART III

Item 10.   Directors and Executive Officers of the
           Registrant                                       10

Item 11.   Executive Compensation                           10

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management                            10

Item 13.   Certain Relationships and Related Transactions   10

                             PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                              11

Signatures                                                  12

Exhibit Index                                               13

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

The Company was originally incorporated in Louisiana in 1950 as Murphy Corporation; reincorporated in Delaware in 1964, at which time it adopted the name Murphy Oil Corporation; and reorganized in 1983 to operate solely as a holding company of its various businesses. Its activities are classified into two business segments: (1) "Petroleum," which comprises its international integrated oil and gas operations and is further subdivided into "Exploration and Production" and "Refining, Marketing, and Transportation," and (2) "Farm, Timber, and Real Estate," which has operations primarily in Arkansas and North Louisiana. Additionally, "Corporate and Other" activities include interest income, interest expense, and overhead not allocated to either of the business segments.

The information appearing on pages 6 through 57 of the 1994 Annual Report to Security Holders (1994 Annual Report) is incorporated in this Annual Report on Form 10-K as Exhibit 13 and is deemed to be filed as part of this 10-K report as indicated under Items 1, 2, 3, 5, 6, 7, 8, and 14. A narrative of the graphic and image information that appears in the paper format version of Exhibit 13 on pages 6 through 57 is included in the electronic Form 10-K document as an appendix to Exhibit 13 (pages A-1 through A-9).

In addition to the following information about each business segment, data relative to Murphy's continuing operations, properties, and industry segments, including revenues by class of products and financial information by geographic areas, are described on pages 25 through 33, 47, 48, 52, and 53 of the 1994 Annual Report, which is filed in this 10-K report as Exhibit 13.

PETROLEUM - EXPLORATION AND PRODUCTION

During 1994, Murphy's principal exploration and/or production activities were conducted in the United States, Ecuador, Spain, Gabon, Peru, and China by wholly owned Murphy Exploration & Production Company (Murphy Expro) and its subsidiaries; in Canada by wholly owned Murphy Oil Company Ltd. (MOCL) and its subsidiaries; and in the U.K. North Sea by wholly owned Murphy Petroleum Limited. Murphy's crude oil and natural gas liquids production is in the United States, Canada, the U.K. North Sea, Ecuador, Gabon, and Spain; its natural gas is produced and sold in the United States, Canada, the United Kingdom, and Spain. MOCL also has a five-percent interest in a project (Syncrude Canada Ltd.) that extracts synthetic crude oil from oil sand deposits in northern Alberta.

Murphy's estimated net quantities of proved oil and gas reserves and proved developed oil and gas reserves at January 1, 1992 and at December 31, 1992, 1993, and 1994 by geographic area are reported on pages 50 and 51 of the 1994 Annual Report, which is filed in this 10-K report as Exhibit 13. Murphy has not filed, and is not required to file, any estimates of its total proved net oil or gas reserves on a recurring basis with any federal or foreign governmental regulatory authority or agency other than the SEC. Annually, Murphy reports gross reserves of properties operated in the United States to the U.S. Department of Energy; such reserves are derived from the same data from which estimated total proved net reserves of such properties are determined.

In 1994, essentially all of Murphy's crude oil, condensate, and natural gas liquids production in the United States was delivered, either directly or indirectly through exchanges, to its own refineries. Net crude oil, condensate, and gas liquids production and net natural gas sales by geographic area with weighted average sales prices for each of the five years ended December 31, 1994 appear on page 55 of the 1994 Annual Report, which is filed in this 10-K report as Exhibit 13.

Production costs in U.S. dollars per equivalent barrel produced, including natural gas volumes converted to equivalent barrels of crude oil on the basis of approximate relative energy content, are shown on page 28 of the 1994 Annual Report, which is filed in this 10-K report as Exhibit 13.

PETROLEUM - EXPLORATION AND PRODUCTION (Contd.)

Supplemental disclosures about oil and gas producing activities are reported on pages 49 through 54 of the 1994 Annual Report, which is filed in this 10-K report as Exhibit 13.

At December 31, 1994, Murphy held leases, concessions, contracts, or permits on nonproducing and producing acreage in the following countries (thousands of acres).

                                 Nonproducing     Producing          Total
                                --------------  --------------  ---------------
Country                         Gross     Net   Gross     Net     Gross    Net
-------                         ------   -----  -----    -----    ------  -----
United States - Onshore             35      20    200       58       235     78
              - Gulf of Mexico     597     360    437      159     1,034    519
              - Frontier           180     101      -        -       180    101
                                ------   -----  -----   ------    ------ ------
  Total United States              812     481    637      217     1,449    698
                                ------   -----  -----   ------    ------ ------

Canada        - Onshore            695     329    432      178     1,127    507
              - Offshore           104       8      -        -       104      8
              - Oil sands          157      41     14        5       171     46
                                ------   -----  -----   ------    ------ ------
  Total Canada                     956     378    446      183     1,402    561
                                ------   -----  -----   ------    ------ ------

United Kingdom                     629     133     80       13       709    146
Ecuador                              -       -    494       99       494     99
Gabon                                2       -     30        8        32      8
Spain                               61      11     28        5        89     16
China                              563     282      -        -       563    282
Ireland                            650     163      -        -       650    163
Pakistan                         6,720   6,720      -        -     6,720  6,720
Peru                             5,583   3,606      -        -     5,583  3,606
Somalia                          4,023     402      -        -     4,023    402
Tunisia                            165      42      -        -       165     42
                                ------  ------  -----    -----   ------- ------
  Totals                        20,164  12,218  1,715      525    21,879 12,743
                                ======  ======  =====    =====   ======= ======

Oil and gas wells producing or capable of producing at December 31, 1994 are summarized as follows.

                                  Oil Wells        Gas Wells
                                --------------   -------------
Country                         Gross    Net     Gross   Net
-------                         -----  -------   -----   -----
United States                   1,257    510.3      418  146.0
Canada                          3,996    657.0      612  207.0
United Kingdom                     80     10.9       19    1.4
Ecuador                            23      4.6        -      -
Gabon                               3      1.1        -      -
                                -----  -------   ------  -----
  Totals                        5,359  1,183.9    1,049  354.4
                                =====  =======   ======  =====

Wells included above with
 multiple completions and
 counted as one well each         124     53.2      115   65.8
                                =====  =======   ======  =====

Gross wells are those in which all or part of the working interest is owned by Murphy. Net wells are the portions of the gross wells applicable to Murphy's working interest.

PETROLEUM - EXPLORATION AND PRODUCTION (Contd.)

Murphy's net wells drilled in the last three years are summarized in the following table.

                       United                                  United
                       States                 Canada          Kingdom            Ecuador            Other         Totals
                   ----------------     ----------------  ----------------  ----------------  ---------------  ----------------
                     Pro-                 Pro-              Pro-              Pro-              Pro-              Pro-
                   ductive    Dry       ductive    Dry    ductive    Dry    ductive    Dry    ductive    Dry    ductive    Dry
                   -------  -------     -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
1994
----
Exploratory         6.1       4.0         5.4      5.0       .5      .5        -       -         -        -       12.0     9.5

Development          .5        .1        29.8      1.5       .6       -      2.0        -        -        -       32.9     1.6

1993
----
Exploratory         7.4       6.5         3.9      4.2       .1       -        -        -         -       .5      11.4    11.2

Development         4.1         -        24.5      2.7       .7      .1      1.2        -         -        -      30.5     2.8

1992
----
Exploratory         7.8       5.2         3.1      1.3       .5     1.0        -        -         -      1.0     11.4      8.5

Development         2.2         -        18.4      1.3       .3       -        -        -         -        -     20.9      1.3

The wells being drilled by Murphy at December 31, 1994 are summarized as follows.

                     Exploratory   Development     Totals
                     -----------   -----------   -----------
Country              Gross   Net   Gross   Net   Gross   Net
-------              -----   ---   -----   ---   -----   ---
United States          9     1.9     1      .1     10    2.0
Canada                 1      .5     1      .2      2     .7
United Kingdom         1      .3     3      .4      4     .7
                     -----   ---   -----   ---   -----   ---
  Totals              11     2.7     5      .7     16    3.4
                     =====   ===   =====   ===   =====   ===

Additional information about current exploration and production activities is reported on pages 6 through 16 of the 1994 Annual Report, which is filed in this 10-K report as Exhibit 13.

PETROLEUM - REFINING, MARKETING, AND TRANSPORTATION

Murphy Oil USA, Inc. (Murphy USA), a wholly owned subsidiary, owns and operates two refineries in the United States. The refinery at Superior, Wisconsin, is located on fee land. The Meraux, Louisiana, refinery is located on both fee and leased land; these leases expire at varying times from 2010 to 2022, and at such times the Company has options to purchase all leased acreage at fixed prices. Murco Petroleum Limited (Murco), a wholly owned U.K. subsidiary serviced by Murphy Eastern Oil Company, has an effective 30-percent interest in a 108,000-barrel-a-day refinery at Milford Haven, Wales. Refinery capacities at December 31, 1994 are shown in the following table.

PETROLEUM - REFINING, MARKETING, AND TRANSPORTATION (Contd.)

                                                        Milford Haven,
                                   Meraux,    Superior,      Wales
                                  Louisiana  Wisconsin  (Murco's 30%)   Totals
                                  ---------  ---------  -------------  ---------
  Crude capacity - b/sd*            100,000     35,000       32,400      167,400

  Process capacities - b/sd*
    Vacuum distillation              50,000     20,000       16,500       86,500
    Catalytic cracking - fresh
     feed                            40,000     11,000        9,960       60,960
    Pretreating cat-reforming
     feeds                           26,000      9,000        5,490       40,490
    Catalytic reforming              18,500      8,000        5,490       31,990
    Distillate hydrotreating         15,000      5,800        9,000       29,800
    Gas oil hydrotreating            28,000          -            -       28,000
    Solvent deasphalting             18,000          -            -       18,000
    Isomerization                         -      2,000        2,250        4,250

  Production capacities - b/sd*
    Alkylation                        9,500      1,600        1,680       12,780
    Asphalt                               -     13,500            -       13,500

  Crude oil and product storage
   capacities - bbls.             4,257,000  2,852,000    2,638,000    9,747,000

    *Barrels per stream day.

Murphy distributes refined products from 46 terminals in the United States to retail and wholesale accounts in the United States (Murphy USA) and Canada
(MOCL) under the brand name SPUR and to unbranded wholesale accounts. Four of these are marine terminals, two are supplied by truck, two are adjacent to the refineries, and 38 are supplied by pipeline. Eight terminals are wholly owned and operated by Murphy USA, 16 are jointly owned and operated by others, and the remaining 22 are owned by others. Murphy USA receives products at the terminals owned by others in exchange for deliveries from the Company's wholly owned and jointly owned terminals. At the end of 1994, refined products were marketed at wholesale and/or retail through 588 branded outlets in 14 southeastern and upper midwestern states and eight branded outlets in the Thunder Bay area of Ontario, Canada.

At the end of 1994, Murco distributed refined products in the United Kingdom from the Milford Haven refinery; three wholly owned, rail-fed terminals; nine terminals owned by others where products are received in exchange for deliveries from the Company's wholly owned terminals; and 470 branded outlets under the brand names MURCO and EP.

Murphy owns a 20-percent interest in a 120-mile, 165,000-barrel-a-day refined products pipeline that transports products from the Meraux refinery to two common carrier pipelines serving Murphy's marketing area in the southeastern United States. The Company also owns a 22-percent interest in a 312-mile crude oil pipeline in Montana and Wyoming with a capacity of 120,000 barrels a day and a 3.2-percent interest in LOOP Inc., which provides deep-water off-loading accommodations off the Louisiana coast for oil tankers and onshore facilities for storage of crude oil. In addition, Murphy owns 29.4 percent of a 22-mile, 300,000-barrel-a-day crude oil pipeline between LOOP storage at Clovelly, Louisiana, and Alliance, Louisiana, and 100 percent of a 24-mile, 200,000-barrel-a-day crude oil pipeline from Alliance to the Meraux refinery. The pipeline from Alliance to Meraux is also connected to another company's pipeline system, allowing crude oil from wells serviced by that system to be shipped to the refinery.

MOCL has a 52.5-percent interest in a 114-mile dual pipeline in Canada that transports heavy crude oil from Blackfoot, Alberta, to Kerrobert, Saskatchewan, where access to a major crude oil trunk line is available. In connection with this pipeline, which has a throughput capacity of 50,000 barrels a day, MOCL owns interests in two dual crude oil pipelines -- 100 percent of a two-mile, 2,500-barrel-a-day lateral line at Winter, Saskatchewan, and 52.5 percent of a 4.5-mile, 5,000-barrel-a-day lateral line at Neilburg, Saskatchewan. MOCL also owns 13.1 percent of a 40-mile, 38,000-barrel-a-day dual heavy crude oil pipe-line from Cactus Lake, Saskatchewan, to Kerrobert; 26.3 percent of a 15-mile, 9,000-barrel-a-day dual crude oil pipeline from Bodo, Alberta, to Cactus Lake; 100 percent of a 10.5-mile, 68,000-barrel-a-day dual crude oil pipeline from

PETROLEUM - REFINING, MARKETING, AND TRANSPORTATION (Contd.)

Milk River, Alberta, to the U.S. border; 100 percent of a 108-mile, 36,000-barrel-a-day crude oil pipeline from Regina, Saskatchewan, to the U.S. border; and 100 percent of a 28-mile, 15,000-barrel-a-day heavy crude oil pipeline from Eyehill, Saskatchewan, to Unity, Saskatchewan. MOCL is operator of these pipelines.

Additional information about current refining, marketing, and transportation activities and a statistical summary of key operating and financial indicators for each of the five years ended December 31, 1994 are reported on pages 17 through 22 and 56 of the 1994 Annual Report, which is filed in this 10-K report as Exhibit 13.

FARM, TIMBER, AND REAL ESTATE

Deltic Farm & Timber Co. Inc. (Deltic), a wholly owned subsidiary, is engaged in farming and timber and land management in Arkansas and North Louisiana, lumber manufacturing and marketing in Arkansas, and real estate development in Little Rock, Arkansas.

Deltic owns sawmills at Ola in central Arkansas and at Waldo in southern Arkansas. The mills have a combined annual capacity to produce 165 million board feet of lumber. The Ola mill is equipped for maximum utilization of small stem timber, while the Waldo mill can process both small and large diameter timber.

Deltic owned 341,000 acres of timberland at year-end 1994. Its estimated standing timber inventories on this acreage are calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculations of pine inventories are subject to periodic adjustments based on sample cruises or actual volumes harvested from related tracts. The hardwood inventories shown in the following table are only approximations, so physical quantities of such timber may vary significantly from these approximations. Estimated inventories of standing timber at year-end for each of the last three years were as follows.

                                1994        1993        1992
                               -------     -------     -------
  Pine sawtimber - MBF*        812,212     810,162     805,260
  Hardwood sawtimber - MBF*    105,460     113,290     114,000
  Pine pulpwood - cords        991,440     962,563     940,477
  Hardwood pulpwood - cords    396,420     417,293     448,100
                               =======     =======     =======

    *Thousand board feet - Doyle scale.

At Deltic's farms, which comprise 36,000 acres in northeastern Louisiana and southeastern Arkansas, the primary crops grown and harvested are cotton, soybeans, corn, wheat, and rice. In recent years, Deltic has been developing in stages a 4,300-acre planned community centered around an 18-hole golf course (voted in 1991 by "Golf Digest" as being one of the three best new private courses in the United States) and selling real estate, primarily residential lots thus far, in this area of Little Rock, Arkansas. Ownership of the golf course and associated country club is held by a nonprofit corporation not owned by the Company.

Additional information about current farm, timber, and real estate activities and a statistical summary of key operating and financial indicators for each of the five years ended December 31, 1994 are reported on pages 23, 24, and 57 of the 1994 Annual Report, which is filed in this 10-K report as Exhibit 13.

DISCONTINUED OPERATIONS

Prior to the sale effective January 1, 1992 of its wholly owned subsidiary Odeco Drilling Inc., Murphy was engaged in contract drilling in offshore waters throughout the world. Further information about the sale is reported in Note C on page 41 of the 1994 Annual Report, which is filed in this 10-K report as
Exhibit 13.

EMPLOYEES

Murphy had 1,767 full-time employees at December 31, 1994.

COMPETITION AND OTHER CONDITIONS WHICH MAY AFFECT BUSINESS

Murphy operates principally in the oil industry, in which it experiences intense competition from other oil and gas companies, many of which have substantially greater resources. In addition, the oil industry as a whole competes with other industries in supplying energy requirements around the world. (Additional information concerning current conditions of the business is reported under the caption "Outlook" on page 33 of the 1994 Annual Report, which is filed in this 10-K report as Exhibit 13.) Murphy is a net purchaser of crude oil and other refinery feedstocks and occasionally purchases refined products and may therefore be required to respond to operating and pricing policies of others, including producing country governments from whom it makes purchases.

The operations and earnings of Murphy have been and continue to be affected by worldwide political developments. Many governments, including those that are members of the Organization of Petroleum Exporting Countries (OPEC), unilaterally intervene at times in the orderly market of crude oil and natural gas produced in their countries through such actions as fixing prices and determining rates of production and who may sell and buy the production. Until 1993, the United States also regulated prices for certain natural gas production. In addition, prices and availability of crude oil, natural gas, and refined products could be influenced by political unrest and by various governmental policies to restrict or increase petroleum usage and supply. Other governmental actions that could affect Murphy's operations and earnings include tax changes and regulations concerning: currency fluctuations, protection of the environment (See the caption "Environmental" on page 32 of the 1994 Annual Report, which is filed in this 10-K report as Exhibit 13.), preferential and discriminatory awarding of oil and gas leases, restraints and controls on imports and exports, safety, and relationships between employers and employees. Because these and other government-influenced factors too numerous to list are subject to constant changes dictated by political considerations and are often made in great haste in response to changing internal and worldwide economic conditions and to actions of other governments or specific events, it is not practical to attempt to predict the effects of such factors on Murphy's future operations and earnings.

Murphy's policy is to insure against risks when insurance is available at costs and terms Murphy considers reasonable. Certain existing risks are insured by Murphy only through Oil Insurance Limited (OIL), which is operated as a mutual insurance company by certain participating oil companies including Murphy. OIL was organized to insure against risks for which commercial insurance is unavailable or for which the cost of commercial insurance is prohibitive.

EXECUTIVE OFFICERS OF THE REGISTRANT

The age (at January 1, 1995), present corporate office, and length of service in office of each of the Company's executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

 R. Madison Murphy - Age 37; Chairman of the Board since October 1994. Mr. Murphy had been Executive Vice President and Chief Financial and Administrative Officer, Director, and Member of the Executive Committee since February 1993. Prior to that, he was Executive Vice President and Chief Financial Officer from 1992 to 1993; Vice President, Planning/Treasury, from 1991 to 1992; and Vice President, Planning, from 1988 to 1991, with additional duties as Treasurer from 1990 until August 1991.

 Claiborne P. Deming - Age 40; President and Chief Executive Officer since
  October 1994 and Director and Member of the Executive Committee since February 1993. In March 1992, he became Executive Vice President and Chief Operating Officer. Mr. Deming was President of Murphy USA from 1989 to 1992 and Vice President, Petroleum Operations, for Murphy from 1988 to 1989.

 Steven A. Cosse - Age 47; Senior Vice President since October 1994 and General
  Counsel since August 1991. Mr. Cosse was elected Vice President in February 1993. For the eight years prior to August 1991, he was General Counsel for Murphy Expro, at that time named Ocean Drilling & Exploration Company (ODECO), a majority-owned subsidiary of Murphy.

EXECUTIVE OFFICERS OF THE REGISTRANT (Contd.)

 Herbert A. Fox Jr. - Age 60; Vice President since October 1994. Mr. Fox has also been President of Murphy USA since 1992. He served with Murphy USA as Vice President, Manufacturing, from 1990 to 1992 and as Manager of Crude Supply from 1973 to 1990.

 Clefton D. Vaughan - Age 53; Vice President since October 1994. He has also been Vice President of Murphy Expro since 1992. Mr. Vaughan was Vice President of Murphy from 1989 to 1992 and held various other positions with the Company prior to that.

 Odie F. Vaughan - Age 58; Treasurer since August 1991.  From 1975 through July
  1992, he was with ODECO as Vice President of Taxes and Treasurer.

 Ronald W. Herman - Age 57; Controller since August 1991.  He was Controller of
  ODECO from 1977 through July 1991.

 W. Bayless Rowe - Age 42; Secretary since 1988 and Manager of Law Department since October 1994. He was General Attorney from 1988 to October 1994.

Item 3.    LEGAL PROCEEDINGS.

Information related to legal proceedings contained in Note Q, page 47 of the 1994 Annual Report, which is filed in this 10-K report as Exhibit 13, is incorporated herein. Also, Murphy Oil USA, Inc., which owns and operates two oil refineries in the United States, is a defendant in two governmental actions that: (1) seek monetary sanctions of $100,000 or more, and (2) arise under enacted provisions that regulate the discharge of materials into the environment or have the purpose of protecting the environment. These actions individually or in the aggregate are not material to the financial condition of the Company. In addition, Murphy and its subsidiaries are engaged in a number of other legal proceedings, all of which Murphy considers routine and incidental to its business and none of which is material as defined.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

Information required by this item is reported on pages 34 and 39 and in Notes H, I, and J, pages 43 and 44, of the 1994 Annual Report, which is filed in this 10-K report as Exhibit 13.

Item 6.    SELECTED FINANCIAL DATA.

Information required by this item appears on page 25 of the 1994 Annual Report, which is filed in this 10-K report as Exhibit 13.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required by this item appears on pages 26 through 33 of the 1994 Annual Report, which is filed in this 10-K report as Exhibit 13.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required by this item appears on pages 34 through 54 of the 1994 Annual Report, which is filed in this 10-K report as Exhibit 13.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Certain information regarding executive officers of the Company is included in
Part I, pages 8 and 9, of this 10-K report.  Other information required by this item is incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders on May 10, 1995, under the caption "Election of Directors."

Item 11.   EXECUTIVE COMPENSATION.

Information is incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders on May 10, 1995, under the captions "Compensation of Directors," "Executive Compensation," "Option Exercises and Fiscal Year-End Values," "Option Grants," "Compensation Committee Report for 1994," "Shareholder Return Performance Presentation," and "Retirement Plans."

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information is incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders on May 10, 1995, under the caption "Certain Stock Ownerships."

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information is incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders on May 10, 1995, under the caption "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) 1.    FINANCIAL STATEMENTS

 The following consolidated financial statements of Murphy Oil Corporation and consolidated subsidiaries are included on the pages indicated of Exhibit 13 to this 10-K report.

                                                    Exhibit 13
                                                     Page Nos.
                                                   -------------
Independent Auditors' Report                                  35
Consolidated Statements of Income                             36
Consolidated Balance Sheets                                   37
Consolidated Statements of Cash Flows                         38
Consolidated Statements of Stockholders' Equity               39
Notes to Consolidated Financial Statements         40 through 48

 (a)  2.   FINANCIAL STATEMENT SCHEDULES

 Financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

 (a)  3.   EXHIBITS

 The Exhibit Index on page 13 of this 10-K report lists the exhibits that are hereby filed.

 (b)       REPORTS ON FORM 8-K

 No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY OIL CORPORATION

By       CLAIBORNE P. DEMING             Date:          March 28, 1995
   ---------------------------------          ----------------------------------
    Claiborne P. Deming, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 1995 by the following persons on behalf of the registrant and in the capacities indicated.

          R. MADISON MURPHY                           MICHAEL W. MURPHY
   ---------------------------------          ----------------------------------
R. Madison Murphy, Chairman and Director          Michael W. Murphy, Director


          CLAIBORNE P. DEMING                        WILLIAM C. NOLAN JR.
   ---------------------------------          ----------------------------------
Claiborne P. Deming, President and Chief        William C. Nolan Jr., Director
     Executive Officer and Director
     (Principal Executive Officer)


            B. R. R. BUTLER                           CAROLINE G. THEUS
   ---------------------------------          ----------------------------------
        B. R. R. Butler, Director                Caroline G. Theus, Director


             H. RODES HART                            LORNE C. WEBSTER
   ---------------------------------          ----------------------------------
        H. Rodes Hart, Director                   Lorne C. Webster, Director


         VESTER T. HUGHES JR.                          STEVEN A. COSSE
   ---------------------------------          ----------------------------------
    Vester T. Hughes Jr., Director        Steven A. Cosse, Senior Vice President
                                                   and General Counsel
                                              (Principal Financial Officer)


           C. H. MURPHY JR.                           RONALD W. HERMAN
   ---------------------------------          ----------------------------------
      C. H. Murphy Jr., Director                 Ronald W. Herman, Controller
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                                          Page Number or Incorporation by
  No.                                                      Reference to
-------                                          -------------------------------

  3.1       Certificate of Incorporation of      Exhibit 3.1, Page Ex. 3.1-0 of
            Murphy Oil Corporation as of         Murphy's Annual Report on Form
            September 25, 1986                   10-K for the year ended
                                                 December 31, 1991

  3.2       Bylaws of Murphy Oil Corporation     Exhibit 3.3, Page 3.3-1 of
            at February 2, 1994                  Murphy's Annual Report on Form
                                                 10-K for the year ended
                                                 December 31, 1993

  3.3       Bylaws of Murphy Oil Corporation     Ex. 3.3-1
            at February 1, 1995

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

  4.1       Rights Agreement dated as of         Exhibit 4.1
            December 6, 1989 between Murphy
            Oil Corporation and Harris Trust
            Company of New York, as Rights Agent

 10.1       1982 Management Incentive Plan       Exhibit 10.2, Page Ex. 10.2-0
                                                 of Murphy's Annual Report on
                                                 Form 10-K for the year ended
                                                 December 31, 1991

 10.2       1987 Management Incentive Plan       Exhibit 10.2
            (adopted May 13, 1987, amended
            February 7, 1990 retroactive to
            February 3, 1988)

 10.3       1992 Stock Incentive Plan            Exhibit 10.3, Page 10.3-0 of
                                                 Murphy's Annual Report on
                                                 Form 10-K for the year ended
                                                 December 31, 1992

 13         1994 Annual Report to Security       Ex. 13-0 - pages 6 through 57
            Holders
              Appendix -- Narrative of           A-1 (Electronic filing only)
              Graphic and Image Material

 21         Subsidiaries of the Registrant       Ex. 21-1

 23         Independent Auditors' Consent        Ex. 23-1

 27         Financial Data Schedule              (Electronic filing only)

 99.1       Undertakings                         Ex. 99.1-1

 99.2       Form 11-K, Annual Report for the     To be filed as an amendment of
            fiscal year ended December 31, 1994  this Annual Report on Form 10-K
            covering Combined Thrift Plans for   not later than 180 days after
            Employees of Murphy Oil Corporation, December 31, 1994.
            Murphy Oil USA, Inc., and Deltic
            Farm & Timber Co., Inc.

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.