Form 10-Q
period 1995-03-31
MURPHY OIL CORP /DE
filed 1995-05-09
CIK 717423

=================================================================
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


      (Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

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

                       /X/ Yes        / / No

Number of shares of Common Stock, $1.00 par value, outstanding at March 31, 1995 was 44,832,515.

=================================================================

PART I - FINANCIAL INFORMATION

         Murphy Oil Corporation and Consolidated Subsidiaries
                     CONSOLIDATED BALANCE SHEETS
                        (Thousands of dollars)

                                      (Unaudited)
                                       March 31,    December 31,
                                         1995           1994
                                      -----------   -----------
ASSETS
Current assets
  Cash and cash equivalents           $    76,829        71,144
  Accounts receivable, less allowance
   for doubtful accounts of $5,642 in
   1995 and $5,554 in 1994                209,483       244,241
  Inventories
    Crude oil and raw materials            80,259        71,541
    Finished products                      44,613        44,890
    Materials and supplies                 35,455        36,000
  Prepaid expenses                         36,564        36,357
  Deferred income taxes                    16,063        14,939
                                        ---------     ---------
      Total current assets                499,266       519,112

Investments and noncurrent receivables     42,576        28,592
Property, plant, and equipment, at
 cost less accumulated depreciation,
 depletion, and amortization of
 $2,401,153 in 1995 and $2,350,578
 in 1994                                1,738,486     1,722,661
Deferred charges and other assets          35,421        41,667
                                        ---------     ---------
                                      $ 2,315,749     2,312,032
                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term
   obligations                        $     7,615         7,615
  Accounts payable and accrued
   liabilities                            363,414       403,553
  Income taxes                             27,691        28,350
                                        ---------     ---------
      Total current liabilities           398,720       439,518

Notes payable and other long-term
 obligations                               63,689        49,814
Nonrecourse debt of a subsidiary          135,342       122,638
Deferred income taxes                     139,766       140,610
Reserve for dismantlement costs           144,324       138,894
Reserve for major repairs                   3,987         3,244
Deferred credits and other liabilities    148,138       146,635

Stockholders' equity
  Capital stock
    Cumulative Preferred Stock, par $100,
     authorized 400,000 shares, none
     issued                                     -             -
    Common Stock, par $1.00, authorized
     80,000,000 shares, issued 48,775,314
     shares                                48,775        48,775
  Capital in excess of par value          507,824       507,797
  Retained earnings                       822,032       820,568
  Currency translation adjustments          7,136        (2,403)
  Unamortized restricted stock awards        (920)         (993)
  Treasury stock, 3,942,799 shares of
   Common Stock in 1995, 3,942,868
   shares in 1994, at cost               (103,064)     (103,065)
                                        ---------     ---------
      Total stockholders' equity        1,281,783     1,270,679
                                        ---------     ---------
                                      $ 2,315,749     2,312,032
                                        =========     =========

See Notes to Consolidated Financial Statements, page 4.

The Exhibit Index is on page 10.

       Murphy Oil Corporation and Consolidated Subsidiaries
           CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
         (Thousands of dollars, except per share amounts)

                                             Three Months Ended
                                                  March 31,
                                            --------------------
                                              1995        1994
                                             -------     -------
REVENUES
Sales                                      $ 392,741     388,596*
Other operating revenues                      15,053      11,167*
Interest, income from equity companies,
 and other nonoperating revenues              13,367       2,938*
                                             -------     -------
    Total revenues                           421,161     402,701
                                             -------     -------

COSTS AND EXPENSES
Crude oil, products, and related
 operating expenses                          304,074     281,443*
Exploration expenses, including
 undeveloped lease amortization               10,595      11,915
Selling and general expenses                  17,607      16,678
Depreciation, depletion, and amortization     61,706      50,429
Interest expense                               3,523       2,349
Interest capitalized                          (1,949)     (1,231)
                                             -------     -------
    Total costs and expenses                 395,556     361,583
                                             -------     -------

Income before income taxes                    25,605      41,118

Federal and state income taxes                 2,900      17,322
Foreign income taxes                           6,678         108
                                             -------     -------

NET INCOME                                 $  16,027      23,688
                                             =======     =======


Average Common shares outstanding         44,878,340  44,854,688


Net income per Common share                $     .36         .53
                                             =======     =======

Cash dividends per Common share            $    .325        .325
                                             =======     =======

*Restated to conform to 1995 presentation.

See Notes to Consolidated Financial Statements, page 4.

       Murphy Oil Corporation and Consolidated Subsidiaries
         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                      (Thousands of dollars)

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                                 1995      1994
                                               -------   -------
OPERATING ACTIVITIES
Net income                                   $  16,027    23,688
Adjustments to reconcile net income to
 net cash provided by operating activities
  Depreciation, depletion, and amortization     61,706    50,429
  Expenditures for major repairs and
   dismantlement costs                          (8,138)     (924)
  Exploratory expenditures charged against
   income                                        7,698     9,287
  Amortization of undeveloped leases             2,897     2,628
  Deferred and noncurrent income tax
   charges (benefits)                           (5,370)    5,301
  Gains from disposition of assets                (629)     (264)
  Other - net                                    7,776     7,711
                                               -------   -------
                                                81,967    97,856
  (Increase) decrease in operating working
   capital other than cash and cash
   equivalents                                 (15,267)   41,705
  Net recoveries on insurance claim to
   repair hurricane damage                         122    16,176
  Other adjustments related to operating
   activities                                    1,004   (11,148)
                                               -------   -------
    Net cash provided by operating activities   67,826   144,589
                                               -------   -------

INVESTING ACTIVITIES
Capital expenditures requiring cash            (75,520)  (91,225)
Proceeds from sale of property, plant,
 and equipment                                   1,023       960
Other - net                                       (391)     (499)
                                               -------   -------
    Net cash required by investing activities  (74,888)  (90,764)
                                               -------   -------

FINANCING ACTIVITIES
Increase (decrease) in notes payable and
 other long-term obligations                    13,875        (9)
Increase in nonrecourse debt of a subsidiary    12,704     9,831
Dividends paid                                 (14,563)  (14,548)
                                               -------   -------
    Net cash provided (required) by
     financing activities                       12,016    (4,726)
                                               -------   -------
Effect of exchange rate changes on cash
 and cash equivalents                              731      (402)
                                               -------   -------

Net increase in cash and cash equivalents        5,685    48,697
Cash and cash equivalents at January 1          71,144   141,225
                                               -------   -------

Cash and cash equivalents at March 31        $  76,829   189,922
                                               =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid, net of refunds       $  (4,200)      731
                                               =======   =======

Interest paid, net of amounts capitalized    $    (286)     (332)
                                               =======   =======

See Notes to Consolidated Financial Statements, page 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the
Company) on pages 1 through 3 of this report on Form 10-Q.

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 1994. In the opinion of the Company's management, the unaudited financial statements presented herein include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the Company's financial position at March 31, 1995, and the results of operations and cash flows for the three-month periods ended March 31, 1995 and 1994 in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the Company's 1994 Annual Report on Form 10-K, as certain notes and other pertinent information have been abbreviated in or omitted from this report.

Financial results for the three months ended March 31, 1995 are not necessarily indicative of future results.

NOTE B - ENVIRONMENTAL CONTINGENCIES

The Company's worldwide operations are subject to numerous laws and regulations designed to protect the environment and/or impose remediation obligations. In addition, the Company may be involved in personal injury claims, allegedly caused by exposure to materials manufactured or used in the Company's operations. The Company currently operates or has previously operated certain sites or facilities, including refineries, oil and gas fields, service stations, and terminals, for which known or potential obligations for environmental remediation exist.

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

The Company's reserve for remediation obligations, which is included in "Deferred Credits and Other Liabilities" in the Consolidated Balance Sheets, contains certain amounts that are based on anticipated regulatory approval of proposed remediation processes involving a land farm, formerly used for disposal of refinery waste, and closure of refinery water basins. If regulatory authorities require more costly alternatives than the proposed processes, future expenditures could increase by up to an estimated $8 million above the amount reserved.

The Company has received notices from the U.S. Environmental Protection Agency that it is a Potentially Responsible Party
(PRP) at four Superfund sites and has been assigned responsibility by defendants at another Superfund site. In addition, the Company is aware of one other site at which it could be named as a PRP. The potential total cost to all parties to perform necessary remediation work at these sites is substantial. However, based on information currently available, the Company is a "de minimus" party, with assigned or potentially assigned responsibility of less than one percent at all but one of the sites. At that site, the Company has not determined either its potentially assigned responsibility percentage or its potential total remediation cost. The Company has recorded a reserve totaling $.1 million for Superfund sites, and due to currently available information on one site and the minor percentages involved on the other sites, the Company does not expect that its related remediation costs will be material to its financial condition. Additional information may become known in the future that would alter this assessment, including any requirement to bear a pro rata share of costs attributable to nonparticipating PRP's or indications of additional responsibility by the Company.

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

The Company believes that certain of its environmental remediation obligations are covered by insurance; however, this issue is the subject of ongoing litigation and no assurance can be given that the Company's position will be sustained. Therefore, the environmental liabilities recorded at March 31, 1995 have not been reduced for any possible insurance recoveries.

NOTE C - OTHER CONTINGENCIES

The Company's operations and earnings have been and may be affected by various other forms of governmental action both in the U.S. and throughout the world. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; restrictions on production; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting issuance of oil and gas or mineral leases; laws and regulations intended for the promotion of safety; and laws and regulations affecting the Company's relationships with employees, suppliers, customers, stockholders, and others. Because governmental actions are often motivated by political considerations, may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form which such actions may take, or the effect such actions may have on the Company.

In the normal course of its business activities, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 1995, the Company had contingent liabilities of $21.8 million on outstanding letters of credit. Contingent liability under a guaranty and pipeline throughput agreement was $15 million at March 31, 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE D - BUSINESS SEGMENTS

                        Three Months Ended     Three Months Ended
                            March 31, l995        March 3l, l994
                        ------------------     ------------------
(Millions of dollars)      Revenues Income      Revenues** Income
                           -------- ------      --------   ------
Petroleum
 Exploration and production*
   United States............ $ 48.6    2.5          62.0     7.7
   Canada...................   32.2    4.6          25.7     (.6)
   United Kingdom...........   34.9    2.5          20.5      .6
   Other international......   12.3    3.5           2.9      .9
                              -----   ----         -----    ----
                              128.0   13.1         111.1     8.6
                              -----   ----         -----    ----
 Refining, marketing, and transportation
   United States ...........  229.3   (6.6)        210.0     8.7
   Western Europe ..........   57.2   (2.0)         67.2      .7
   Canada...................    6.0    1.8           6.5     1.7
                              -----   ----         -----    ----
                              292.5   (6.8)        283.7    11.1
                              -----   ----         -----    ----
                              420.5    6.3         394.8    19.7
 Intrasegment transfers
  elimination                 (34.7)               (18.4)
                              -----   ----         -----    ----
     Total petroleum .......  385.8    6.3         376.4    19.7
Farm, timber, and real
 estate--United States .....   22.0    4.7          23.4     7.3
Corporate and other ........    2.4   (2.0)          2.9    (3.3)
                              -----   ----         -----    ----
Revenues/income before
 unusual or infrequently
 occurring item ............  410.2    9.0         402.7    23.7
Adjustment of estimates for
 self-insured liabilities,
 net of taxes...............   11.0    7.0             -       -
                              -----   ----         -----    ----
                             $421.2   16.0         402.7    23.7
                              =====   ====         =====    ====

 *Additional details are presented in the tables on page 9.
**Restated to conform to 1995 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the first quarter of 1995 was $16 million, $.36 a share, compared to first quarter 1994 net income of $23.7 million, $.53 a share. The current quarter included a benefit of $7 million, $.16 a share, from an adjustment of amounts previously reserved relating to matters for which the Company is self-insured.

The decline in income before unusual items in the first quarter of 1995 was primarily due to severely depressed results from refining, marketing, and transportation operations, lower sales prices for U.S. and Canadian natural gas, and lower earnings from farm, timber, and real estate operations. Partially offsetting were the effects of increases in the sales prices and volumes of crude oil and gas liquids and improved results from corporate activities.

Earnings from exploration and production operations were $13.1 million in the current quarter, an improvement of 52 percent over earnings a year ago of $8.6 million. U.S. operations earned $2.5 million, down from $7.7 million in the first quarter of 1994; Canadian operations earned $4.6 million compared to a loss of $.6 million; U.K. operations earned $2.5 million, up from $.6 million; and other international operations earned $3.5 million compared to $.9 million. The Company's crude oil and gas liquids sales prices averaged $16.54 a barrel in the U.S. and $17.00 in the U.K., increases of 29 percent and 22 percent, respectively. In Canada, sales prices averaged $16.38 a barrel for light oil and $12.51 for heavy oil, up 43 percent and 77 percent, respectively. The average sales price for synthetic oil from Murphy's interest in the Canadian Syncrude project was $17.22 a barrel, up 31 percent from a year ago. Total crude oil and gas liquids production averaged 56,166 barrels a day compared to 46,870 in the first quarter of 1994, an increase of 20 percent. U.S. production increased seven percent, and U.K. production was up 27 percent. In Canada, heavy oil production increased 26 percent, while production of synthetic oil was adversely affected by a maintenance shutdown and averaged 7,660 barrels a day in the first quarter of 1995 compared to 9,359 a year ago. Ecuadoran production, which commenced in the second quarter of 1994, averaged 5,396 barrels a day. Murphy's average natural gas sales price in the U.S. was $1.51 per thousand cubic feet (MCF) in the current quarter compared to $2.27 a year ago, a decrease of 33 percent. The average natural gas sales price in Canada declined from $1.58 per MCF to $1.04, down 34 percent. Sales prices averaged $2.46 per MCF in the U.K. and $2.82 in Spain, increases of three percent and 20 percent, respectively. Total natural gas sales were basically unchanged from a year ago and averaged 286 million cubic feet a day. Sales of natural gas in the U.S. were affected by voluntary curtailments in response to low prices, and averaged 206 million cubic feet a day compared to 225 million a year ago. Exploration expenses totaled $10.6 million in the current quarter compared to $11.9 million a year ago, including $6.1 million and $5.6 million, respectively, in international operations. The tables on page 9 provide additional details of the results of exploration and production operations for the first quarter of each year. During 1994, the Company logged and cored a potentially producible natural gas accumulation in a well drilled in the Gulf of Mexico on Mobile Block 908. The cost of the well, $12.6 million, has been capitalized pending further evaluation expected to occur during the second quarter of 1995.

Refining, marketing, and transportation operations lost $6.8 million in the first quarter of 1995 compared to earnings of $11.1 million a year ago; the unfavorable change was primarily the result of an unusually mild winter and higher crude oil costs. U.S. operations lost $6.6 million, and U.K. operations lost $2 million. A year ago, these areas earned $8.7 million and $.7 million, respectively. Earnings from purchasing, transporting, and reselling crude oil in Canada were $1.8 million in the current quarter compared to $1.7 million in the first quarter of 1994. Refinery crude runs were 150,451 barrels a day compared to 151,394 in the first quarter of 1994. Refined product sales were 153,535 barrels a day, down from 159,179 a year ago.

Although timber prices showed continued strength, earnings from farm, timber, and real estate operations of $4.7 million were down 36 percent compared to the $7.3 million earned a year ago. The current quarter was adversely affected by a reduction in the amount of sawtimber harvested and by lower sales prices for finished lumber. Harvested sawtimber declined from an accelerated pace of 20.5 million board feet in the first quarter of 1994 to 15.3 million in the current quarter, while the average

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

sales price was up 20 percent. Lumber prices and sawmill margins were down 12 percent and 67 percent, respectively. Thirteen lots were sold at the Chenal Valley development in western Little
Rock during the first quarter of 1995 compared to 43 a year ago.

Corporate functions improved slightly, with the current quarter reflecting a loss of $2 million compared to $3.3 million in the first quarter of 1994.

FINANCIAL CONDITION

Cash provided by operating activities was $67.8 million for the first three months of 1995 compared to $144.6 million for the same period in 1994. The 1995 amount included a benefit of $7 million from the unusual item previously reviewed. Changes in operating working capital other than cash and cash equivalents required cash of $15.3 million in the first quarter of 1995, while such changes provided $41.7 million of cash in the 1994 period. The first quarter of 1994 also benefited from net recoveries of $16.2 million on an insurance claim to repair 1992 hurricane damage. Cash provided by operating activities was reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $8.1 million in the current quarter compared to $.9 million a year ago. Predominant uses of cash in both years were for capital expenditures (which, including amounts expensed, are summarized in the following table) and payment of dividends.

     -------------------------------------------------------
     (Millions of dollars)                      1995    1994
     -------------------------------------------------------
     Exploration and production. . . . . . .   $53.6    66.9
     Refining, marketing, and transportation    20.2    21.1
     Farm, timber, and real estate . . . . .     1.2     1.3
     Corporate and other . . . . . . . . . .      .5     1.9
                                                ----    ----
                                               $75.5    91.2
                                                ====    ====

Working capital at March 31, 1995 was $100.5 million, up $21 million from December 31, 1994. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $65.6 million below current costs at March 31, 1995.

At March 31, 1995, nonrecourse debt of a subsidiary was $135.3 million; the increase of $12.7 million that occurred during the first three months of 1995 was attributable to financing the development of the Hibernia oil field, offshore Newfoundland. Notes payable and other long-term obligations of $63.7 million increased $13.9 million. A summary of capital employed at March 31, 1995 and December 31, 1994 follows.

    ------------------------------------------------------
                                       1995           1994
    ------------------------------------------------------
    (Millions of dollars)       Amount    %    Amount    %
    ------------------------------------------------------
    Notes payable and other
     long-term obligations. . $   63.7    4      49.8    3
    Nonrecourse debt of a
     subsidiary . . . . . . .    135.3    9     122.6    9
    Stockholders' equity. . .  1,281.8   87   1,270.7   88
                               -------  ---   -------  ---
                              $1,480.8  100   1,443.1  100
                               =======  ===   =======  ===

OIL AND GAS OPERATING RESULTS
- -----------------------------------------------------------------
                               United              Synthetic
(Millions of     United          King-         Sub-   Oil -
 dollars)        States Canada    dom  Other  total  Canada Total
- -----------------------------------------------------------------
THREE MONTHS ENDED
 MARCH 31, 1995
- -----------------------------------------------------------------
Revenues          $48.6   20.3   34.9   12.3  116.1    11.9 128.0
Production costs   14.0    5.8    8.7    3.4   31.9     8.2  40.1
Depreciation,
 depletion, and
 amortization      23.9    5.2   17.4    3.3   49.8     1.0  50.8
Exploration expenses
  Dry hole costs     .8    1.2     .7      -    2.7       -   2.7
  Geological and
   geophysical
   costs            1.3    1.1     .2     .5    3.1       -   3.1
  Other costs        .6     .2     .4     .7    1.9       -   1.9
- -----------------------------------------------------------------
                    2.7    2.5    1.3    1.2    7.7       -   7.7
  Undeveloped lease
   amortization     1.8     .7      -     .4    2.9       -   2.9
- -----------------------------------------------------------------
    Total
     exploration
     expenses       4.5    3.2    1.3    1.6   10.6       -  10.6
- -----------------------------------------------------------------
Selling and
 general expenses   3.5    1.3     .9     .4    6.1       -   6.1
Income tax
 provisions
 (benefits)          .2    1.9    4.1     .1    6.3     1.0   7.3
- -----------------------------------------------------------------
Results of operations
 (excludes corporate
 overhead and
 interest)        $ 2.5    2.9    2.5    3.5   11.4     1.7  13.1
=================================================================

THREE MONTHS ENDED
 MARCH 31, 1994*
- -----------------------------------------------------------------
Revenues          $62.0   14.6   20.5    2.9  100.0    11.1 111.1
Production costs   13.2    6.0    7.4    1.1   27.7    10.3  38.0
Depreciation,
 depletion, and
 amortization      26.0    4.9    9.1     .2   40.2     1.3  41.5
Exploration expenses
  Dry hole costs    1.2    1.5    1.9      -    4.6       -   4.6
  Geological and
   geophysical
   costs            2.5     .7      -     .1    3.3       -   3.3
  Other costs        .6     .2     .4     .2    1.4       -   1.4
- -----------------------------------------------------------------
                    4.3    2.4    2.3     .3    9.3       -   9.3
  Undeveloped lease
   amortization     2.0     .6      -      -    2.6       -   2.6
- -----------------------------------------------------------------
    Total
     exploration
     expenses       6.3    3.0    2.3     .3   11.9       -  11.9
- -----------------------------------------------------------------
Selling and general
 expenses           3.4    1.2     .7     .4    5.7       -   5.7
Income tax
 provisions
 (benefits)         5.4    (.2)    .4      -    5.6     (.2)  5.4
- -----------------------------------------------------------------
Results of operations
 (excludes corporate
 overhead and
 interest)        $ 7.7    (.3)    .6     .9    8.9     (.3)  8.6
=================================================================

*Restated to conform to 1995 presentation.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          (a) One of the Company's subsidiaries, Murphy Oil USA, Inc., owns and operates two oil refineries in the U.S. This subsidiary is a defendant in two governmental actions that: (1) seek monetary sanctions of $100,000 or more, and (2) arise under enacted provisions that regulate the discharge of materials into the environment or have the purpose of protecting the environment. These actions individually or in the aggregate are not material to the financial condition of the Company.

          (b) The Company and its subsidiaries are engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business and none of which is material as defined.

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

May 9, 1995
   (Date)