Form 10-Q
period 1995-06-30
MURPHY OIL CORP /DE
filed 1995-08-10
CIK 717423

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


      (Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 1995

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

                       /X/ Yes     / / No

Number of shares of Common Stock, $1.00 par value, outstanding at June 30, 1995 was 44,832,864.

=================================================================

PART I - FINANCIAL INFORMATION

            Murphy Oil Corporation and Consolidated Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                           (Thousands of dollars)

                                                  (Unaudited)
                                                    June 30,       December 31,
                                                     1995             1994
                                                   ---------       -----------
ASSETS
Current assets
  Cash and cash equivalents                      $    86,090           71,144
  Accounts receivable, less allowance for
   doubtful accounts of $5,653 in 1995
   and $5,554 in 1994                                184,732          244,241
  Inventories
    Crude oil and raw materials                       79,037           71,541
    Finished products                                 64,311           44,890
    Materials and supplies                            37,926           36,000
  Prepaid expenses                                    38,924           36,357
  Deferred income taxes                               15,960           14,939
                                                   ---------        ---------
      Total current assets                           506,980          519,112

Investments and noncurrent receivables                42,930           28,592
Property, plant, and equipment, at cost less
 accumulated depreciation, depletion, and
 amortization of $2,446,812 in 1995 and
 $2,350,578 in 1994                                1,735,563        1,722,661
Deferred charges and other assets                     30,046           41,667
                                                   ---------        ---------
                                                 $ 2,315,519        2,312,032
                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term obligations    $     7,615            7,615
  Accounts payable and accrued liabilities           373,230          403,553
  Income taxes                                        31,163           28,350
                                                   ---------        ---------
      Total current liabilities                      412,008          439,518

Notes payable and other long-term obligations         21,688           49,814
Nonrecourse debt of a subsidiary                     150,348          122,638
Deferred income taxes                                142,277          140,610
Reserve for dismantlement costs                      146,670          138,894
Reserve for major repairs                              3,714            3,244
Deferred credits and other liabilities               148,375          146,635

Stockholders' equity
  Capital stock
    Cumulative Preferred Stock, par $100, authorized
     400,000 shares, none issued                           -                -
    Common Stock, par $1.00, authorized 80,000,000
     shares, issued 48,775,314 shares                 48,775           48,775
  Capital in excess of par value                     507,744          507,797
  Retained earnings                                  828,027          820,568
  Currency translation adjustments                     9,739           (2,403)
  Unamortized restricted stock awards                   (791)            (993)
  Treasury stock, 3,942,450 shares of Common Stock
   in 1995, 3,942,868 shares in 1994, at cost       (103,055)        (103,065)
                                                   ---------        ---------
      Total stockholders' equity                   1,290,439        1,270,679
                                                   ---------        ---------

                                                 $ 2,315,519        2,312,032
                                                   =========        =========

See Notes to Consolidated Financial Statements, page 4.

The Exhibit Index is on page 12.

            Murphy Oil Corporation and Consolidated Subsidiaries
               CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (Thousands of dollars, except per share amounts)

                                  Three Months Ended        Six Months Ended
                                        June 30                 June 30
                                  -------------------     -------------------
                                    1995        1994*       1995        1994*
                                  -------     -------     -------     -------
REVENUES
Sales                           $ 434,621     408,214     827,362     796,810
Other operating revenues           12,633      15,526      27,686      26,693
Interest, income from equity
 companies, and other
 nonoperating revenues              1,721       1,813      15,088       4,751
                                  -------     -------     -------     -------
  Total revenues                  448,975     425,553     870,136     828,254
                                  -------     -------     -------     -------

COSTS AND EXPENSES
Crude oil, products, and related
 operating expenses               326,821     315,705     630,895     597,148
Exploration expenses, including
 undeveloped lease amortization     6,408       8,175      17,003      20,090
Selling and general expenses       17,171      17,453      34,778      34,131
Depreciation, depletion, and
 amortization                      59,470      49,489     121,176      99,918
Interest expense                    3,764       2,662       7,287       5,011
Interest capitalized               (2,274)     (1,647)     (4,223)     (2,878)
                                  -------     -------     -------     -------
  Total costs and expenses        411,360     391,837     806,916     753,420
                                  -------     -------     -------     -------

Income before income taxes         37,615      33,716      63,220      74,834
Federal and state income taxes      9,265       7,516      12,165      24,838
Foreign income taxes (benefits)     7,787      (1,316)     14,465      (1,208)
                                  -------     -------     -------     -------

NET INCOME                      $  20,563      27,516      36,590      51,204
                                  =======     =======     =======     =======

Average Common shares
 outstanding                   44,880,513  44,887,904  44,877,722  44,876,927

Net income per Common share     $     .46         .61         .82        1.14
                                  =======     =======     =======     =======

Cash dividends per share of
 Common Stock                   $    .325        .325         .65         .65
                                  =======     =======     =======     =======

*Restated to conform to 1995 presentation.

See Notes to Consolidated Financial Statements, page 4.

            Murphy Oil Corporation and Consolidated Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   Six Months Ended June 30, 1995 and 1994
                           (Thousands of dollars)

                                                               1995      1994
                                                             -------   -------
OPERATING ACTIVITIES
Net income                                                 $  36,590    51,204
Adjustments to reconcile net income to net cash
 provided by operating activities
  Depreciation, depletion, and amortization                  121,176    99,918
  Expenditures for major repairs and dismantlement costs     (10,890)  (13,620)
  Exploratory expenditures charged against income             11,443    14,704
  Amortization of undeveloped leases                           5,560     5,386
  Deferred and noncurrent income tax charges (benefits)       (5,720)    1,687
  Gains from disposition of assets                              (632)   (1,041)
  Other - net                                                 15,318    16,326
                                                             -------   -------
                                                             172,845   174,564
  Net increase in operating working capital other than
   cash and cash equivalents                                    (432)  (17,374)
  Net recoveries (expenditures) on insurance claim to
   repair hurricane damage                                      (158)   13,827
  Other adjustments related to operating activities            2,191    (7,546)
                                                             -------   -------
    Net cash provided by operating activities                174,446   163,471
                                                             -------   -------

INVESTING ACTIVITIES
Capital expenditures requiring cash                         (132,394) (196,843)
Proceeds from sale of property, plant, and equipment           1,307     2,426
Other - net                                                      339      (778)
                                                             -------   -------
    Net cash required by investing activities               (130,748) (195,195)
                                                             -------   -------

FINANCING ACTIVITIES
Increase (decrease) in notes payable and other
 long-term obligations                                       (28,126)      105
Increase in nonrecourse debt of a subsidiary                  27,710    20,631
Dividends paid                                               (29,131)  (29,108)
                                                             -------   -------
    Net cash required by financing activities                (29,547)   (8,372)
                                                             -------   -------

Effect of exchange rate changes on cash and cash
 equivalents                                                     795       160
                                                             -------   -------

Net increase (decrease) in cash and cash equivalents          14,946   (39,936)
Cash and cash equivalents at January 1                        71,144   141,225
                                                             -------   -------

Cash and cash equivalents at June 30                       $  86,090   101,289
                                                             =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid, net of refunds                     $  10,063    29,232
                                                             =======   =======

Interest paid, net of amounts capitalized                  $     908      (529)
                                                             =======   =======

See Notes to Consolidated Financial Statements, page 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 3 of this report on Form 10-Q.

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 1994. In the opinion of the Company's management, the unaudited financial statements presented herein include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the Company's financial position at June 30, 1995, and the results of operations and cash flows for the three-month and six-month periods ended
June 30, 1995 and 1994, in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the Company's 1994 Annual Report on Form 10-K, as certain notes and other pertinent information have been abbreviated in or omitted from this report.

Financial results for the six months ended June 30, 1995 are not necessarily indicative of future results.

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

The Company's reserve for remediation obligations, which is included in "Deferred Credits and Other Liabilities" in the Consolidated Balance Sheets, contains certain amounts that are based on anticipated regulatory approval of proposed remediation processes involving refinery water basins and a land farm, formerly used for disposal of refinery waste. If regulatory authorities require more costly alternatives than the proposed processes, future expenditures could increase by up to an estimated $8 million above the amount reserved.

The Company has received notices from the U.S. Environmental Protection Agency that it is a Potentially Responsible Party (PRP) at four Superfund sites and has been assigned responsibility by defendants at another Superfund site. In addition, the Company is aware of one other site at which it could be named as a PRP. The potential total cost to all parties of performing necessary remediation work at these sites is substantial. However, based on information currently available, the Company is a "de minimus" party, with assigned or potentially assigned responsibility of less than one percent at all but one of the sites. At that site, the Company has not determined either its potentially assigned responsibility percentage or its potential total remediation cost.
The Company has recorded a reserve totaling $.1 million for Superfund sites, and due to currently available information on one site and the minor percentages involved at the other sites, the Company does not expect that its related remediation costs will be material to its financial condition. Additional information may become known in the future that would alter this assessment, including any requirement to bear a pro rata share of costs attributable to nonparticipating PRP's or indications of additional responsibility by the Company.

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

The Company believes that certain of its environmental remediation obligations are covered by insurance; however, this issue is the subject of ongoing litigation and no assurance can be given that the Company's position will be sustained. Therefore, the environmental liabilities recorded at June 30, 1995 have not been reduced for any possible insurance recoveries.

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

In the normal course of its business activities, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At June 30, 1995, the Company had contingent liabilities of $24.6 million on outstanding letters of credit. A contingent liability of $15 million existed at June 30, 1995 under a guaranty and pipeline throughput agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE D - BUSINESS SEGMENTS

                                           Three Mos. Ended  Three Mos. Ended
                                              June 30, 1995     June 30, 1994
-----------------------------------------------------------------------------
(Millions of dollars)                       Revenues Income  Revenues* Income
-----------------------------------------------------------------------------
Petroleum
  Exploration and production**
    United States. . . . . . . . . . . . . .  $ 53.2    5.8      57.5     6.9
    Canada . . . . . . . . . . . . . . . . .    37.4    7.1      31.4     5.4
    United Kingdom . . . . . . . . . . . . .    27.9    1.4      23.6      .8
    Other international. . . . . . . . . . .     9.5    (.6)      5.3     1.6
-----------------------------------------------------------------------------
                                               128.0   13.7     117.8    14.7
-----------------------------------------------------------------------------
  Refining, marketing, and transportation
    United States. . . . . . . . . . . . . .   278.9    6.4     221.2      .8
    Western Europe . . . . . . . . . . . . .    64.6      -      79.7      .5
    Canada . . . . . . . . . . . . . . . . .     5.5    1.3       6.6     1.9
-----------------------------------------------------------------------------
                                               349.0    7.7     307.5     3.2
-----------------------------------------------------------------------------
                                               477.0   21.4     425.3    17.9
  Intrasegment transfers elimination           (49.2)           (24.7)
-----------------------------------------------------------------------------
      Total petroleum. . . . . . . . . . . .   427.8   21.4     400.6    17.9
Farm, timber, and real estate--United States    19.4    2.6      23.1     5.4
Corporate and other. . . . . . . . . . . . .     1.7   (3.4)      1.9    (2.2)
-----------------------------------------------------------------------------
Revenues/income before unusual or infrequently
 occurring items . . . . . . . . . . . . . .   448.9   20.6     425.6    21.1
Settlement of income tax matters . . . . . .       -      -         -     6.4
-----------------------------------------------------------------------------
                                              $448.9   20.6     425.6    27.5
=============================================================================

                                             Six Mos. Ended    Six Mos. Ended
                                              June 30, 1995     June 30, 1994
-----------------------------------------------------------------------------
(Millions of dollars)                       Revenues Income  Revenues* Income
-----------------------------------------------------------------------------
Petroleum
  Exploration and production**
    United States. . . . . . . . . . . . . .  $101.8    8.3     119.5    14.6
    Canada . . . . . . . . . . . . . . . . .    69.6   11.7      57.1     4.8
    United Kingdom . . . . . . . . . . . . .    62.8    3.9      44.1     1.4
    Other international. . . . . . . . . . .    21.8    2.9       8.2     2.5
-----------------------------------------------------------------------------
                                               256.0   26.8     228.9    23.3
-----------------------------------------------------------------------------
  Refining, marketing, and transportation
    United States. . . . . . . . . . . . . .   508.2    (.2)    431.2     9.5
    Western Europe . . . . . . . . . . . . .   121.8   (2.0)    146.9     1.2
    Canada . . . . . . . . . . . . . . . . .    11.5    3.1      13.1     3.6
-----------------------------------------------------------------------------
                                               641.5     .9     591.2    14.3
-----------------------------------------------------------------------------
                                               897.5   27.7     820.1    37.6
  Intrasegment transfers elimination           (83.9)           (43.1)
-----------------------------------------------------------------------------
      Total petroleum. . . . . . . . . . . .   813.6   27.7     777.0    37.6
Farm, timber, and real estate--United States    41.4    7.3      46.5    12.7
Corporate and other. . . . . . . . . . . . .     4.1   (5.4)      4.8    (5.5)
-----------------------------------------------------------------------------
Revenues/income before unusual or infrequently
 occurring items . . . . . . . . . . . . . .   859.1   29.6     828.3    44.8
Adjustment of estimates for self-insured
 liabilities, net of taxes . . . . . . . . .    11.0    7.0         -       -
Settlement of income tax matters . . . . . .       -      -         -     6.4
-----------------------------------------------------------------------------
                                              $870.1   36.6     828.3    51.2
=============================================================================

 *Restated to conform to 1995 presentation.
**Additional details are presented in the tables on page 11.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

Net income for the second quarter of 1995 totaled $20.6 million, $.46 a share. Income for the second quarter of 1994 was $21.1 million, $.47 a share, before a benefit of $6.4 million, $.14 a share, for settlement of certain income tax matters in the U.K. Including the unusual item, net income for the year-ago second quarter totaled $27.5 million, $.61 a share.

A 20-percent increase in earnings from petroleum operations in the second quarter of 1995 was more than offset by a 52-percent decrease in earnings from farm, timber, and real estate and an increased loss from corporate functions. The increase in earnings from petroleum operations was primarily the result of a substantial improvement in U.S. downstream operations and a strong performance from Canadian exploration and production operations, which more than offset an 18-percent decline in U.S. natural gas prices.

Earnings from Murphy's exploration and production segment totaled $13.7 million in the current quarter, down seven percent from earnings a year ago of $14.7 million. A 13-percent increase in crude oil and gas liquids production, higher crude oil prices, and lower exploration expenses were more than offset by the decline in U.S. natural gas prices. U.S. exploration and production operations earned $5.8 million, down from $6.9 million in the second quarter of 1994. Operations in Canada earned $7.1 million compared to $5.4 million a year ago, and U.K. operations earned $1.4 million in the current quarter, up from $.8 million. Other international operations reported a loss of $.6 million compared to earnings of $1.6 million a year earlier. The Company's crude oil and condensate sales prices averaged $17.46 a barrel in the U.S. and $17.61 in the U.K., increases of nine percent and 10 percent, respectively. In Canada, sales prices averaged $17.87 a barrel for light oil and $14.18 for heavy oil, up 17 percent and 27 percent. The average sales price for synthetic oil in Canada was $18.25 a barrel, up 10 percent from a year ago. Total crude oil and gas liquids production averaged 55,265 barrels a day compared to 48,904 in the second quarter of 1994. U.S. production increased seven percent; U.K. production was basically unchanged. In Canada, light oil production declined 17 percent, while heavy oil production increased 33 percent. Production of synthetic oil in Canada averaged 9,457 barrels a day compared to 8,050 in the second quarter of 1994, which was affected by a planned shutdown of processing facilities for maintenance. Production from Ecuador, which commenced in the second quarter of 1994, averaged 4,630 barrels a day in the current period compared to 783 last year. Murphy's average natural gas sales price in the U.S. was $1.62 a thousand cubic feet (MCF) in the current quarter compared to $1.97 a year ago. The average natural gas sales price in Canada declined from $1.51 an MCF to $1.00, down 34 percent. Sales prices averaged $2.49 an MCF in the U.K. and $3.01 in Spain, increases of four percent and 24 percent. Total natural gas sales averaged 260 million cubic feet a day compared to 263 million a year ago. Sales volume of natural gas in the U.S. was basically unchanged and averaged 204 million cubic feet a day. Exploration expenses totaled $6.4 million in the current quarter compared to $8.2 million a year ago. The tables on page 11 provide additional details of the results of exploration and production operations for the second quarter of each year. During 1994, the Company logged and cored a potentially producible natural gas accumulation in a well drilled in the Gulf of Mexico on Mobile Block 908. A sidetrack well, commenced during the second quarter of 1995, encountered mechanical problems.
A second sidetrack operation is under way and is expected to be completed by late August. The cost of the original well and both sidetracks is projected to total $20 million for the Company's share. Such cost has been and will continue to be capitalized pending evaluation of the current sidetrack well.

Earnings from worldwide refining, marketing, and transportation operations of $7.7 million in the second quarter of 1995 more than doubled from $3.2 million in the 1994 period. U.S. operations earned $6.4 million compared to $.8 million a year ago, primarily the result of higher unit margins, although sales of refined products increased 13 percent compared to the second quarter of 1994, when the Superior refinery was down most of May for a planned turnaround. Operations in Western Europe were at a break-even level in the current quarter compared to earning $.5 million in the second

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

quarter of 1994. Earnings from purchasing, transporting, and reselling crude oil in Canada were $1.3 million in the current quarter compared to $1.9 million in the second quarter of 1994. Refinery crude runs were 155,858 barrels a day compared to 141,933 in the same period of last year. Refined product sales were 162,454 barrels a day, up from 161,378 a year ago.

Earnings from farm, timber, and real estate operations totaled $2.6 million, down from $5.4 million in the second quarter of 1994. Earnings from timber operations declined 43 percent compared to the second quarter of 1994. Sawtimber harvest dropped from 13.7 million board feet to 10.1 million in the current quarter, while the average sales price was up nine percent. Finished lumber prices declined nine percent, and sawmill margins, reflecting higher log costs and lower lumber prices, were down 93 percent. Twelve lots were sold at the Chenal Valley development in western Little Rock during the second quarter of 1995 compared to 32 a year ago.

Corporate functions reflected a loss of $3.4 million in the current quarter compared to $2.2 million in the second quarter of 1994.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1994

The Company's net income for the six months ended June 30, 1995 totaled $36.6 million, $.82 a share, compared to $51.2 million, $1.14 a share, in 1994. Earnings for the first six months of 1995 included a benefit of $7 million, $.16 a share, from an adjustment of previously reserved amounts relating to matters for which the Company is self-insured. Results for the first six months of 1994 reflected the previously mentioned benefit of $6.4 million, $.14 a share, for settlement of certain income tax matters in the U.K.

Excluding the unusual items, earnings for the first half of 1995 were $29.6 million, $.66 a share, compared to $44.8 million, $1.00 a share, for the 1994 period. Earnings from refining, marketing, and transportation operations were down 94 percent, primarily because of lower unit margins; and earnings from farm, timber, and real estate operations were down 43 percent as timber volumes, lumber prices, sawmill margins, and lot sales were all lower. Earnings from exploration and production activities increased 15 percent because the effects of higher crude oil and gas liquids volumes and prices and lower exploration expenses more than offset the effect of lower natural gas prices in the U.S. and Canada.

Earnings from exploration and production for the first six months of 1995 were $26.8 million, up from $23.3 million in 1994. Canadian operations increased from $4.8 million to $11.7 million, U.K. operations also more than doubled from $1.4 million to $3.9 million, and other international operations rose from $2.5 million to $2.9 million. Earnings in the U.S. dropped from $14.6 million to $8.3 million. The Company's crude oil and condensate sales prices averaged $17.00 a barrel in the U.S. and $17.28 in the U.K., increases of 17 percent and 15 percent, respectively, over 1994. In Canada, 1995 sales prices averaged $17.08 a barrel for light oil, $13.38 for heavy oil, and $17.79 for synthetic oil, reflecting increases of 27 percent, 46 percent, and 20 percent, respectively. The average price for Ecuadoran crude rose 26 percent from last year to $13.98 a barrel. Natural gas prices for the first six months of 1995 averaged $1.56 an MCF in the U.S., down 27 percent, and $1.02 in Canada, down 34 percent. On the favorable side, natural gas prices were $2.47 an MCF in the U.K., up three percent, and $2.90 in Spain, up 21 percent. Total crude oil and gas liquids production in the first half of 1995 averaged 55,715 barrels a day compared to 47,893 in the first six months of 1994. Ecuadoran production, which commenced in June 1994, averaged 5,011 barrels a day, up from 394 last year. In other areas, crude oil and gas liquids production averaged 14,561 barrels a day in the U.K., up 13 percent; 13,972 in the U.S., up seven percent; 8,563 for Canadian synthetic oil, down two percent; 8,167 for Canadian heavy oil, up 29 percent; 5,205 for Canadian light oil, down seven percent; and 236 in other international areas, down 74 percent. Natural gas sales volumes averaged 273 million cubic feet a day in the first half of 1995, down slightly from a year ago. U.S. natural gas volume

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

was down five percent due to voluntary curtailments because of low prices; natural gas volumes were up 10 percent in Canada, 29 percent in the U.K., and 13 percent in Spain. Exploration expenses totaled $17 million, down $3.1 million from the first six months of 1994. Supporting tables on page 11 provide additional details of the results of exploration and production operations for the first six months of each year.

Refining, marketing, and transportation operations earned $.9 million in the first six months of 1995 compared to $14.3 million a year earlier; the unfavorable change was primarily the result of higher crude oil costs and the inability of the market to absorb all of the higher costs primarily due to an unusually mild winter. Operations in the U.S. recorded a loss of $.2 million in the first half of 1995 compared to earning $9.5 million in 1994, and operations in Western Europe lost $2 million compared to earning $1.2 million in the prior period. Profits from purchasing, transporting, and reselling crude oil in Canada were $3.1 million in the first half of 1995 compared to $3.6 million in 1994, with the decline due mostly to lower income from crude trading activities. Refinery crude runs were 153,170 barrels a day compared to 146,637 a year ago. Petroleum product sales averaged 158,019 barrels a day, down from 160,285 in 1994.

Although sawtimber prices showed continued strength, earnings from farm, timber, and real estate operations dropped from $12.7 million in the first six months of 1994 to $7.3 million. Results in 1995 were adversely affected by a reduction in the amount of sawtimber harvested; lower sawmill margins, reflecting a decline in the sales prices for finished lumber and higher cost of logs; and the sale of fewer lots in the Chenal Valley development in western Little Rock. Harvested sawtimber declined from an accelerated pace of 34.1 million board feet in the first half of 1994 to 25.4 million in the current year, but the average sales price was up 16 percent. Lumber prices were down 11 percent, and sawmill margins were down 78 percent because of the lower lumber prices and higher log costs. Twenty-five lots were sold at Chenal Valley during the first six months of 1995 compared to 75 a year ago.

Financial results from corporate functions were essentially unchanged, reflecting a loss of $5.4 million in the first half of 1995 compared to $5.5 million a year ago.

FINANCIAL CONDITION

Cash provided by operating activities was $174.4 million for the first six months of 1995 compared to $163.5 million for the same period in 1994. The 1995 amount included a benefit of $7 million for adjustment of estimates for self-insured liabilities. Changes in operating working capital other than cash and cash equivalents required cash of $.4 million for the first six months of 1995 and $17.4 million for the 1994 period. The first six months of 1994 benefited from net recoveries of $13.8 million on an insurance claim to repair 1992 hurricane damage. Cash provided by operating activities was reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $10.9 million in the current year and $13.6 million in 1994. Predominant uses of cash in both years were for capital expenditures (which, including amounts expensed, are summarized in the following table) and payment of dividends.

        -------------------------------------------------------
        (Millions of dollars)                      1995    1994
        -------------------------------------------------------
        Exploration and production. . . . . . .  $101.9   147.7
        Refining, marketing, and transportation    25.9    42.3
        Farm, timber, and real estate . . . . .     3.7     3.7
        Corporate and other . . . . . . . . . .      .9     3.1
                                                  -----   -----
                                                 $132.4   196.8
                                                  =====   =====

Working capital at June 30, 1995 was $95 million, up $15.4 million from December 31, 1994. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $68.5 million below current costs at June 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

FINANCIAL CONDITION (CONTD.)

At June 30, 1995, nonrecourse debt of a subsidiary was $150.3 million; the increase of $27.7 million during the first six months of 1995 was attributable to financing the Company's share of development cost for the period that related to the Hibernia oil field, offshore Newfoundland. This increase was more than offset by a decrease of $28.1 million in notes payable and other long-term obligations. A summary of capital employed at June 30, 1995 and December 31, 1994 follows.

       -----------------------------------------------------------------
                                                    1995            1994
       -----------------------------------------------------------------
       (Millions of dollars)                 Amount    %     Amount    %
       -----------------------------------------------------------------
       Notes payable and other long-term
        obligations....................... $   21.7    2       49.8    3
       Nonrecourse debt of a subsidiary...    150.3   10      122.6    9
       Stockholders' equity...............  1,290.4   88    1,270.7   88
                                            -------  ---    -------  ---
                                           $1,462.4  100    1,443.1  100
                                            =======  ===    =======  ===


OIL AND GAS OPERATING RESULTS*
-------------------------------------------------------------------------------
                                           United               Synthetic
                           United            King-          Sub-   Oil -
(Millions of dollars)      States  Canada     dom  Other   total  Canada  Total
-------------------------------------------------------------------------------
THREE MONTHS ENDED
 JUNE 30, 1995
-------------------------------------------------------------------------------
Revenues                   $ 53.2    21.7    27.9    9.5   112.3    15.7  128.0
Production costs             12.7     6.4     9.5    3.6    32.2    10.2   42.4
Depreciation, depletion,
 and amortization            24.3     5.3    13.1    4.4    47.1     1.2   48.3
Exploration expenses
  Dry hole costs                -       -     (.1)     -     (.1)      -   (.1)
  Geological and geophysical
   costs                      1.0      .3      .2     .6     2.1       -    2.1
  Other costs                  .8      .1      .3     .5     1.7       -    1.7
-------------------------------------------------------------------------------
                              1.8      .4      .4    1.1     3.7       -    3.7
  Undeveloped lease
   amortization               1.7      .7       -     .3     2.7       -    2.7
-------------------------------------------------------------------------------
    Total exploration
     expenses                 3.5     1.1      .4    1.4     6.4       -    6.4
-------------------------------------------------------------------------------
Selling and general expenses  3.6     1.2      .9     .3     6.0      .1    6.1
Income tax provisions         3.3     3.2     2.6     .4     9.5     1.6   11.1
-------------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $  5.8     4.5     1.4    (.6)   11.1     2.6   13.7
===============================================================================

THREE MONTHS ENDED
 JUNE 30, 1994**
-------------------------------------------------------------------------------
Revenues                   $ 57.5    19.2    23.6    5.3   105.6    12.2  117.8
Production costs             14.4     5.5     8.1    2.4    30.4     9.0   39.4
Depreciation, depletion,
 and amortization            23.2     5.1    10.7     .6    39.6     1.1   40.7
Exploration expenses
  Dry hole costs              1.5      .2       -      -     1.7       -    1.7
  Geological and geophysical
   costs                       .7      .6      .7     .3     2.3       -    2.3
  Other costs                  .8      .2      .3     .1     1.4       -    1.4
-------------------------------------------------------------------------------
                              3.0     1.0     1.0     .4     5.4       -    5.4
  Undeveloped lease
   amortization               2.1      .7       -      -     2.8       -    2.8
-------------------------------------------------------------------------------
    Total exploration
     expenses                 5.1     1.7     1.0     .4     8.2       -    8.2
-------------------------------------------------------------------------------
Selling and general expenses  3.4     1.1      .9     .3     5.7      .1    5.8
Income tax provisions         4.5     1.7     2.1      -     8.3      .7    9.0
-------------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $  6.9     4.1      .8    1.6    13.4     1.3   14.7
===============================================================================

SIX MONTHS ENDED
 JUNE 30, 1995
-------------------------------------------------------------------------------
Revenues                   $101.8    42.0    62.8   21.8   228.4    27.6  256.0
Production costs             26.7    12.2    18.2    7.0    64.1    18.4   82.5
Depreciation, depletion,
 and amortization            48.2    10.5    30.5    7.7    96.9     2.2   99.1
Exploration expenses
  Dry hole costs               .8     1.2      .6      -     2.6       -    2.6
  Geological and
   geophysical costs          2.3     1.4      .4    1.1     5.2       -    5.2
  Other costs                 1.4      .3      .7    1.2     3.6       -    3.6
-------------------------------------------------------------------------------
                              4.5     2.9     1.7    2.3    11.4       -   11.4
  Undeveloped lease
   amortization               3.5     1.4       -     .7     5.6       -    5.6
-------------------------------------------------------------------------------
    Total exploration
     expenses                 8.0     4.3     1.7    3.0    17.0       -   17.0
-------------------------------------------------------------------------------
Selling and general expenses  7.1     2.5     1.8     .7    12.1      .1   12.2
Income tax provisions         3.5     5.1     6.7     .5    15.8     2.6   18.4
-------------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $  8.3     7.4     3.9    2.9    22.5     4.3   26.8
===============================================================================

SIX MONTHS ENDED
 JUNE 30, 1994**
-------------------------------------------------------------------------------
Revenues                   $119.5    33.8    44.1    8.2   205.6    23.3  228.9
Production costs             27.6    11.5    15.5    3.5    58.1    19.3   77.4
Depreciation, depletion,
 and amortization            49.2    10.0    19.8     .8    79.8     2.4   82.2
Exploration expenses
  Dry hole costs              2.7     1.7     1.9      -     6.3       -    6.3
  Geological and
   geophysical costs          3.2     1.3      .7     .4     5.6       -    5.6
  Other costs                 1.4      .4      .7     .3     2.8       -    2.8
-------------------------------------------------------------------------------
                              7.3     3.4     3.3     .7    14.7       -   14.7
  Undeveloped lease
   amortization               4.1     1.3       -      -     5.4       -    5.4
-------------------------------------------------------------------------------
    Total exploration
     expenses                11.4     4.7     3.3     .7    20.1       -   20.1
-------------------------------------------------------------------------------
Selling and general expenses  6.8     2.3     1.6     .7    11.4      .1   11.5
Income tax provisions         9.9     1.5     2.5      -    13.9      .5   14.4
-------------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $ 14.6     3.8     1.4    2.5    22.3     1.0   23.3
===============================================================================

 *Excludes unusual or infrequently occurring items.
**Restated to conform to 1995 presentation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     (a) The information contained in Note C to the Consolidated Financial Statements, page 5 of this report, concerning certain legal proceedings in which the Company is involved, is incorporated herein by reference.

     (b) One of the Company's subsidiaries, Murphy Oil USA, Inc., owns and operates two oil refineries in the U.S. This subsidiary is a defendant in two governmental actions that (1) seek monetary sanctions of $100,000 or more, and (2) arise under enacted provisions that regulate the discharge of materials into the environment or have the purpose of protecting the environment. These actions are not material to the financial condition of the Company either individually or in the aggregate.

     (c) The Company and its subsidiaries are engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business and none of which is material as defined.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of security holders on May 10, 1995, the directors proposed by management were elected with a tabulation of shares as shown below.

                                                For         Withheld
                                             ----------     --------
               B. R. R. Butler               38,241,597       62,093
               Claiborne P. Deming           38,240,089       63,601
               H. Rodes Hart                 38,241,317       62,373
               Vester T. Hughes Jr.          38,235,751       67,939
               C. H. Murphy Jr.              38,240,454       63,236
               Michael W. Murphy             38,239,826       63,864
               R. Madison Murphy             38,241,508       62,182
               William C. Nolan Jr.          38,240,696       62,994
               Caroline G. Theus             38,241,676       62,014
               Lorne C. Webster              38,241,589       62,101

         In addition, the earlier appointment of KPMG Peat Marwick LLP by the Board of Directors as independent auditors for 1995 was ratified with 38,268,669 shares voted in favor, 11,160 shares voted in opposition, and 23,861 shares not voted.

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

August 10, 1995
    (Date)