Form 10-Q
period 1995-09-30
MURPHY OIL CORP /DE
filed 1995-11-13
CIK 717423

================================================================
       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-Q


      (Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

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

                       /X/ Yes     / / No

Number of shares of Common Stock, $1.00 par value, outstanding at September 30, 1995 was 44,833,507.

=================================================================

PART I - FINANCIAL INFORMATION

            Murphy Oil Corporation and Consolidated Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                           (Thousands of dollars)

                                                 (Unaudited)
                                                September 30,    December 31,
                                                     1995            1994
                                                -------------    ------------
ASSETS
Current assets
  Cash and cash equivalents                       $    59,684          71,144
  Accounts receivable, less allowance for
   doubtful accounts of $5,801 in 1995 and
   $5,554 in 1994                                     198,495         244,241
  Inventories
    Crude oil and raw materials                        85,373          71,541
    Finished products                                  70,770          44,890
    Materials and supplies                             39,331          36,000
  Prepaid expenses                                     42,594          36,357
  Deferred income taxes                                16,058          14,939
                                                    ---------       ---------
      Total current assets                            512,305         519,112

Investments and noncurrent receivables                 44,006          28,592
Property, plant, and equipment, at cost less
 accumulated depreciation, depletion, and
 amortization of $2,482,591 in 1995 and
 $2,350,578 in 1994                                 1,721,503       1,722,661
Deferred charges and other assets                      37,795          41,667
                                                    ---------       ---------
                                                  $ 2,315,609       2,312,032
                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term obligations     $     7,615           7,615
  Accounts payable and accrued liabilities            352,568         403,553
  Income taxes                                         33,645          28,350
                                                    ---------       ---------
      Total current liabilities                       393,828         439,518

Notes payable and other long-term obligations          25,687          49,814
Nonrecourse debt of a subsidiary                      172,850         122,638
Deferred income taxes                                 135,775         140,610
Reserve for dismantlement costs                       148,568         138,894
Reserve for major repairs                               5,138           3,244
Deferred credits and other liabilities                145,749         146,635

Stockholders' equity
  Capital stock
    Cumulative Preferred Stock, par $100, authorized
     400,000 shares, none issued                            -               -
    Common Stock, par $1.00, authorized 80,000,000
     shares, issued 48,775,314 shares                  48,775          48,775
  Capital in excess of par value                      507,713         507,797
  Retained earnings                                   821,077         820,568
  Currency translation adjustments                     14,178          (2,403)
  Unamortized restricted stock awards                    (691)           (993)
  Treasury stock, 3,941,807 shares of Common Stock
   in 1995, 3,942,868 shares in 1994, at cost        (103,038)       (103,065)
                                                    ---------       ---------
      Total stockholders' equity                    1,288,014       1,270,679
                                                    ---------       ---------
                                                  $ 2,315,609       2,312,032
                                                    =========       =========

See Notes to Consolidated Financial Statements, page 4.

The Exhibit Index is on page 12.

            Murphy Oil Corporation and Consolidated Subsidiaries
               CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (Thousands of dollars, except per share amounts)

                               Three Months Ended         Nine Months Ended
                                  September 30,             September 30,
                               -------------------     ----------------------
                                 1995        1994*        1995         1994*
                               -------     -------     ---------    ---------
REVENUES
Sales                        $ 400,592     431,789     1,227,954    1,228,599
Other operating revenues        19,706      14,536        47,392       41,229
Interest, income from
 equity companies, and
 other nonoperating
 revenues                        2,913      22,843        18,001       27,594
                               -------     -------     ---------    ---------
  Total revenues               423,211     469,168     1,293,347    1,297,422
                               -------     -------     ---------    ---------

COSTS AND EXPENSES
Crude oil, products, and
 related operating expenses    313,754     335,454       944,649      932,602
Exploration expenses,
 including undeveloped
 lease amortization             31,166      10,779        48,169       30,869
Selling and general expenses    16,253      16,437        51,031       50,568
Depreciation, depletion,
 and amortization               59,372      48,282       180,548      148,200
Interest expense                 3,562       4,023        10,849        9,034
Interest capitalized            (2,200)     (3,696)       (6,423)      (6,574)
                               -------     -------     ---------    ---------
  Total costs and expenses     421,907     411,279     1,228,823    1,164,699
                               -------     -------     ---------    ---------

Income before income taxes       1,304      57,889        64,524      132,723
Federal and state income
 taxes (benefits)               (7,870)     14,048         4,295       38,886
Foreign income taxes             1,560       6,572        16,025        5,364
                               -------     -------     ---------    ---------

NET INCOME                   $   7,614      37,269        44,204       88,473
                               =======     =======     =========    =========

Average Common shares
 outstanding                44,873,958  44,905,656    44,871,900   44,884,779

Net income per Common share  $     .17         .83           .99         1.97
                               =======     =======     =========    =========

Cash dividends per Common
 share                       $    .325        .325          .975         .975
                               =======     =======     =========    =========

*Restated to conform to 1995 presentation.

See Notes to Consolidated Financial Statements, page 4.

             Murphy Oil Corporation and Consolidated Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                 Nine Months Ended September 30, 1995 and 1994
                            (Thousands of dollars)

                                                              1995      1994
                                                            -------   -------
OPERATING ACTIVITIES
Net income                                                $  44,204    88,473
Adjustments to reconcile net income to net cash
 provided by operating activities
  Depreciation, depletion, and amortization                 180,548   148,200
  Provision for major repairs                                18,997    16,522
  Expenditures for major repairs and dismantlement costs    (13,425)  (19,381)
  Exploratory expenditures charged against income            40,021    22,637
  Amortization of undeveloped leases                          8,148     8,232
  Deferred and noncurrent income tax charges (credits)      (15,714)   10,181
  Gains from disposition of assets                           (3,160)   (1,112)
  Other - net                                                 2,391    (9,193)
                                                            -------   -------
                                                            262,010   264,559
  Net (increase) decrease in operating working capital
   other than cash and cash equivalents                     (50,343)   12,340
  Net recoveries (expenditures) on insurance claim to
   repair hurricane damage                                     (755)   16,224
  Other adjustments related to operating activities          (2,114)  (10,233)
                                                            -------   -------
    Net cash provided by operating activities               208,798   282,890
                                                            -------   -------

INVESTING ACTIVITIES
Capital expenditures requiring cash                        (203,896) (290,612)
Proceeds from sale of property, plant, and equipment          8,342     4,143
Other - net                                                  (7,932)     (765)
                                                            -------   -------
    Net cash required by investing activities              (203,486) (287,234)
                                                            -------   -------

FINANCING ACTIVITIES
Increase (decrease) in notes payable and other
 long-term obligations                                      (24,127)      127
Increase in nonrecourse debt of a subsidiary                 50,212    31,531
Dividends paid                                              (43,694)  (43,670)
                                                            -------   -------
    Net cash required by financing activities               (17,609)  (12,012)
                                                            -------   -------

Effect of exchange rate changes on cash and cash
 equivalents                                                    837     1,282
                                                            -------   -------

Net decrease in cash and cash equivalents                   (11,460)  (15,074)
Cash and cash equivalents at January 1                       71,144   141,225
                                                            -------   -------

Cash and cash equivalents at September 30                 $  59,684   126,151
                                                            =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid, net of refunds                    $  23,189    26,706
                                                            =======   =======

Interest paid, net of amounts capitalized                 $   1,129    (2,208)
                                                            =======   =======

See Notes to Consolidated Financial Statements, page 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 3 of this report on Form 10-Q.

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 1994. In the opinion of the Company's management, the unaudited financial statements presented herein include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the Company's financial position at September 30, 1995, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1995 and 1994, in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the Company's 1994 Annual Report on Form 10-K, as certain notes and other pertinent information have been abbreviated in or omitted from this report.

Financial results for the nine months ended September 30, 1995 are not necessarily indicative of future results.

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

The Company's reserve for remediation obligations, which is included in "Deferred Credits and Other Liabilities" in the Consolidated Balance Sheets, contains certain amounts that are based on anticipated regulatory approval of proposed remediation processes involving refinery water basins and a land farm, formerly used for disposal of refinery waste. If regulatory authorities require more costly alternatives than the proposed processes, future expenditures could increase by up to an estimated $6 million above the amount reserved.

The Company has received notices from the U.S. Environmental Protection Agency that it is a Potentially Responsible Party (PRP) at five Superfund sites and has been assigned responsibility by defendants at another Superfund site. The potential total cost to all parties of performing necessary remediation work at these sites is substantial. However, based on information currently available, the Company is a "de minimus" party, with assigned or potentially assigned responsibility of less than one percent at all but one of the sites. At that site, the Company has not determined either its potentially assigned responsibility percentage or its potential total remediation cost. The Company has recorded a reserve totaling $.1 million for Superfund sites, and due to currently available information on one site and the minor percentages involved at the other sites, the Company does not expect that its related remediation costs will be material to its financial condition. Additional information may become known in the future that would alter this assessment, including any requirement to bear a pro rata share of costs attributable to nonparticipating PRP's or indications of additional responsibility by the Company.

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

The Company believes that certain of its environmental remediation obligations are covered by insurance; however, this issue is the subject of ongoing litigation and no assurance can be given that the Company's position will be sustained. Therefore, the environmental liabilities recorded at September 30, 1995 have not been reduced for any possible insurance recoveries.

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

In the normal course of its business activities, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 1995, the Company had contingent liabilities of $19.3 million on outstanding letters of credit. A contingent liability of $14.2 million existed at September 30, 1995 under a guaranty and pipeline throughput agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE D - BUSINESS SEGMENTS

                                       Three Months Ended  Three Months Ended
                                       September 30, 1995  September 30, 1994
-----------------------------------------------------------------------------
(Millions of dollars)                   Revenues   Income   Revenues*  Income
-----------------------------------------------------------------------------
Petroleum
  Exploration and production**
    United States ....................  $   49.3     (8.9)       46.0      .7
    Canada ...........................      37.4      6.3        35.7     6.2
    United Kingdom ...................      28.3       .9        24.1     1.0
    Other international ..............       9.4     (3.3)        8.1     1.9
-----------------------------------------------------------------------------
                                           124.4     (5.0)      113.9     9.8
-----------------------------------------------------------------------------
  Refining, marketing, and transportation
    United States ....................     249.8      2.0       267.6     7.5
    Western Europe ...................      64.1       .6        81.3     2.4
    Canada ...........................       6.1      1.6         6.8     2.0
-----------------------------------------------------------------------------
                                           320.0      4.2       355.7    11.9
-----------------------------------------------------------------------------
                                           444.4      (.8)      469.6    21.7
  Intrasegment transfers elimination       (43.4)               (43.9)
-----------------------------------------------------------------------------
      Total petroleum ................     401.0      (.8)      425.7    21.7
Farm, timber, and real estate--United
 States ..............................      19.3      1.3        20.6     3.1
Corporate and other ..................       1.8     (1.0)        1.8    (1.4)
-----------------------------------------------------------------------------
Revenues/income (loss) before unusual
 or infrequently occurring items .....     422.1      (.5)      448.1    23.4
Settlement of tax matters.............       1.1      8.1           -       -
Settlement of DOE matters, net of taxes        -        -        21.0    13.9
-----------------------------------------------------------------------------
                                        $  423.2      7.6       469.1    37.3
=============================================================================

                                        Nine Months Ended   Nine Months Ended
                                       September 30, 1995  September 30, 1994
-----------------------------------------------------------------------------
(Millions of dollars)                   Revenues   Income   Revenues*  Income
-----------------------------------------------------------------------------
Petroleum
  Exploration and production**
    United States ....................  $  151.1      (.6)      165.5    15.3
    Canada ...........................     107.0     18.0        92.8    11.0
    United Kingdom ...................      91.1      4.8        68.2     2.4
    Other international ..............      31.2      (.4)       16.3     4.4
-----------------------------------------------------------------------------
                                           380.4     21.8       342.8    33.1
-----------------------------------------------------------------------------
  Refining, marketing, and transportation
    United States ....................     758.0      1.8       698.8    17.0
    Western Europe ...................     185.9     (1.4)      228.2     3.6
    Canada ...........................      17.6      4.7        19.9     5.6
-----------------------------------------------------------------------------
                                           961.5      5.1       946.9    26.2
-----------------------------------------------------------------------------
                                         1,341.9     26.9     1,289.7    59.3
  Intrasegment transfers elimination      (127.3)               (87.0)
-----------------------------------------------------------------------------
      Total petroleum ................   1,214.6     26.9     1,202.7    59.3
Farm, timber, and real estate--United
 States ..............................      60.7      8.6        67.1    15.8
Corporate and other ..................       5.9     (6.4)        6.6    (6.9)
-----------------------------------------------------------------------------
Revenues/income before unusual or
 infrequently occurring items ........   1,281.2     29.1     1,276.4    68.2
Settlement of tax matters ............       1.1      8.1           -     6.4
Adjustment of estimates for self-insured
 liabilities, net of taxes ...........      11.0      7.0           -       -
Settlement of DOE matters, net of taxes        -        -        21.0    13.9
-----------------------------------------------------------------------------
                                        $1,293.3     44.2     1,297.4    88.5
=============================================================================

 *Restated to conform to 1995 presentation.
**Additional details are presented in the tables on page 11.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

Net income for the third quarter of 1995 totaled $7.6 million, $.17 a share, compared to $37.3 million, $.83 a share, earned in the third quarter a year ago. The current quarter included a benefit of $8.1 million, $.18 a share, resulting from settlement of tax matters in the U.S. and U.K., while the third quarter of 1994 included a benefit of $13.9 million, $.31 a share, from settlement of a U.S. Department of Energy (DOE) Proposed Remedial Order.

Excluding the unusual items, results for the third quarter of 1995 reflected a loss of $.5 million, $.01 a share, compared to earnings of $23.4 million, $.52 a share, in the same period of 1994, with each operating segment down from a year ago. Exploration and production operations for the 1995 quarter were adversely affected by a $13.6 million after-tax charge for an unsuccessful well in Mobile Block 908, generally lower crude oil sales prices, lower U.S. and Canadian natural gas sales prices, and an increase in international exploration activity. Partial offsets were provided by a 12-percent increase in crude oil and gas liquids production and a 10-percent increase in natural gas production. The decline in earnings from refining, marketing, and transportation operations was primarily due to lower unit margins and a decrease in sales of refined products in the U.S., while the decline in farm, timber, and real estate activities was primarily due to lower income from timber operations.

Worldwide exploration and production operations had a loss of $5 million in the third quarter of 1995 compared to earnings of $9.8 million a year ago. Operations in the U.S., which included the $13.6 million after-tax charge for the Mobile Block 908 well, had a loss of $8.9 million compared to earnings of $.7 million in the third quarter of 1994. Operations in Canada earned $6.3 million in the current quarter, up from $6.2 million a year ago, and U.K. operations earned $.9 million compared to $1 million. Other international operations reported a loss of $3.3 million compared to earnings of $1.9 million a year earlier; the current quarter included a loss of $2.5 million related to exploration activity offshore China. The Company's crude oil and condensate sales prices averaged $15.89 a barrel in the U.S., a decrease of three percent. In Canada, sales prices averaged $16.54 a barrel for synthetic oil, a decline of four percent. The average sales price for heavy oil in Canada was $12.56 a barrel, up four percent from a year ago, while the average price of light oil at $16.04 a barrel was basically unchanged. Total crude oil and gas liquids production averaged 59,582 barrels a day compared to 53,340 in the third quarter of 1994. U.S. production increased two percent, and U.K. production increased 20 percent. In Canada, light oil production declined four percent, heavy oil production increased 37 percent, and production of synthetic oil declined five percent. Production from Ecuador averaged 5,080 barrels a day compared to 2,501 a year ago. Murphy's average natural gas sales price in the U.S. was $1.48 a thousand cubic feet (MCF) in the current quarter compared to $1.78 a year ago, a decrease of 17 percent. The average natural gas sales price in Canada declined from $1.25 an MCF to $.87, down 30 percent. The average sales price in Spain was $3.00 an MCF, an increase of 13 percent. Total natural gas sales averaged 230 million cubic feet a day compared to 209 million a year ago. Sales of natural gas in the U.S. averaged 179 million cubic feet a day, up from 159 million. Exploration expenses totaled $31.2 million in the current quarter compared to $10.8 million a year ago. The current quarter included $21.3 million of dry hole cost for the well at Mobile Block 908. The tables on page 11 provide additional details of the results of exploration and production operations for the third quarter of each year.

Earnings from worldwide refining, marketing, and transportation operations totaled $4.2 million in the current quarter compared to $11.9 million a year ago. Operations in the U.S. earned $2 million, down from $7.5 million a year ago, while those in Western Europe earned $.6 million in the current quarter compared to $2.4 million in the third quarter of 1994. Earnings from purchasing, transporting, and reselling crude oil in Canada were $1.6 million in the current quarter compared to $2 million a year ago. Refinery crude runs were 155,728 barrels a day compared to 157,056 in the third quarter of 1994. Refined product sales were 162,400 barrels a day, down from 174,549 a year ago.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

Earnings from farm, timber, and real estate totaled $1.3 million, a decrease of 58 percent compared to the third quarter of 1994; the decrease was mainly due to earnings from timber operations declining 46 percent. Finished lumber prices were down 11 percent, and the average margin of the sawmills was down 74 percent, reflecting higher log costs and lower lumber prices. Partial offsets were provided by an increase in the pine sawtimber harvest from 4.1 million board feet to 5.8 million in the current quarter and a 22-percent increase in the average sales price for sawtimber. Eighteen lots were sold at the Chenal Valley development in western Little Rock during the third quarter of 1995 compared to 20 a year ago.

Corporate functions reflected losses of $1 million in the current quarter compared to $1.4 million in the third quarter of 1994.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

Earnings for the nine months ended September 30, 1995 totaled $44.2 million, $.99 a share, compared to $88.5 million, $1.97 a share, in 1994. In addition to the $8.1 million, $.18 a share, from settlement of tax matters in the current quarter referred to previously, the nine months ended September 30, 1995 also included a benefit of $7 million, $.16 a share, from adjusting amounts previously reserved for matters in which the Company is self-insured. Results of the first nine months of 1994 reflected a benefit of $6.4 million, $.14 a share, for settlement of tax matters in the U.K. as well as the DOE settlement of $13.9 million, $.31 a share, referred to previously.

Excluding the unusual items, earnings for the first nine months of 1995 totaled $29.1 million, $.65 a share, compared to $68.2 million, $1.52 a share, for the 1994 period; earnings declined significantly in each of the operating segments. Earnings from exploration and production activities decreased 34 percent because the effects of higher crude oil and gas liquids volumes and prices and higher natural gas volumes were more than offset by the effects of the after-tax charge for the Mobile Block 908 well and lower natural gas prices in the U.S. and Canada; and earnings from refining, marketing, and transportation operations were down 81 percent, primarily because of lower unit margins. Farm, timber, and real estate operations were down 46 percent as the effects of lower sawtimber volume harvested, lumber prices, sawmill margins, and lot sales were only partially offset by a higher average price for sawtimber and increased lumber sales volume.

Earnings from exploration and production for the nine months ended September 30, 1995 were $21.8 million, down from $33.1 million in 1994. U.S. operations were adversely affected by the charge for the Mobile Block 908 well, dropping from income of $15.3 million in 1994 to a loss of $.6 million, and other international operations dropped from income of $4.4 million to a loss of $.4 million, primarily the result of a higher level of exploration activity. Canadian earnings increased from $11 million to $18 million, while U.K. earnings doubled from $2.4 million to $4.8 million. The Company's crude oil and condensate sales prices averaged $16.64 a barrel in the U.S. and $17.00 in the U.K., an increase of 10 percent over 1994 in each area. In Canada, 1995 sales prices averaged $16.72 a barrel for light oil, $13.07 for heavy oil, and $17.34 for synthetic oil, reflecting increases of 16 percent, 28 percent, and 11 percent, respectively. The average price for Ecuadoran crude rose 14 percent from last year to $13.58 a barrel. Natural gas prices for the first nine months of 1995 averaged $1.54 an MCF in the U.S., down 24 percent, and $.97 in Canada, down 33 percent. On the favorable side, natural gas prices were $2.92 an MCF in Spain, up 17 percent, and $2.47 in the U.K., up three percent. Total crude oil and gas liquids production in the first nine months of 1995 averaged 57,018 barrels a day compared to 49,729 in the same period of 1994. Ecuadoran production, which commenced in June 1994, averaged 5,034 barrels a day, up from 1,104 last year. In other areas, crude oil and gas liquids production averaged 15,034 barrels a day in the U.K., up 15 percent; 13,896 in the U.S., up five percent; 8,840 for Canadian synthetic oil, down three percent; 8,795 for Canadian heavy oil, up 32 percent; 5,262 for Canadian light oil, down six percent; and 157 in other international areas, down 85 percent. Natural gas sales volumes averaged 258 million cubic feet a day in the first nine months of 1995, up two percent from a year ago. Natural gas volumes were virtually unchanged in the U.S., but increased 13 percent in Canada and 29

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

percent in the U.K. while decreasing eight percent in Spain. Exploration expenses, including $21.3 million of dry hole cost for the well at Mobile Block 908, totaled $48.2 million, up $17.3 million from the first nine months of 1994. Supporting tables on page 11 provide additional details of the results of exploration and production operations for the first nine months of each year.

Refining, marketing, and transportation operations earned $5.1 million in the first nine months of 1995 compared to $26.2 million a year earlier; the unfavorable change was primarily because competitive market conditions did not allow higher crude oil costs to be completely passed on to customers through higher product prices. Operations in the U.S. recorded earnings of $1.8 million in the 1995 period compared to $17 million in the first nine months of 1994, and operations in Western Europe recorded a loss of $1.4 million compared to earnings of $3.6 million in the prior period. Profits from purchasing, transporting, and reselling crude oil in Canada were $4.7 million in the first nine months of 1995 compared to $5.6 million in 1994, with the decline due mostly to lower income from crude trading activities. Refinery crude runs were 154,032 barrels a day compared to 150,148 a year ago. Petroleum product sales were 159,495 barrels a day, down from 165,092 in 1994.

Although sawtimber prices showed continued strength, earnings from farm, timber, and real estate operations dropped from $15.8 million in the first nine months of 1994 to $8.6 million. Results in 1995 were adversely affected by a reduction in the amount of sawtimber harvested, lower sawmill margins, and the sale of fewer lots in the Chenal Valley development in western Little Rock. Harvested sawtimber declined from 38.3 million board feet in the first nine months of 1994 to 31.1 million in the current year, but the average sales price was up 14 percent. Lumber prices were down 10 percent, and sawmill margins were down 76 percent because of lower lumber prices and higher log costs. During the first nine months of 1995, 43 lots were sold at Chenal Valley compared to 95 a year ago.

Financial results from corporate functions improved slightly, reflecting losses of $6.4 million in the first nine months of 1995 and $6.9 million a year ago.

FINANCIAL CONDITION

Cash provided by operating activities was $208.8 million for the nine months ended September 30, 1995 compared to $282.9 million for the same period in 1994. The 1995 amount included benefits of $8.1 million for settlement of tax matters and $7 million for adjustment of estimates for self-insured liabilities, while the 1994 amount included $5.3 million from the settlement of DOE matters. Changes in operating working capital other than cash and cash equivalents required cash of $50.3 million for the first nine months of 1995 while providing cash of $12.3 million in the 1994 period. The first nine months of 1994 also benefited from net recoveries of $16.2 million on an insurance claim to repair 1992 hurricane damage. Cash provided by operating activities was reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $13.4 million in the current year and $19.4 million in 1994. Predominant uses of cash in both years were for capital expenditures (which, including amounts expensed, are summarized in the following table) and payment of dividends.

       --------------------------------------------------------
       (Millions of dollars)                       1995    1994
       --------------------------------------------------------
       Exploration and production . . . . . . .  $166.7   216.9
       Refining, marketing, and transportation     30.9    62.4
       Farm, timber, and real estate. . . . . .     5.2     7.3
       Corporate and other  . . . . . . . . . .     1.1     4.0
       --------------------------------------------------------
                                                 $203.9   290.6
       ========================================================

Working capital at September 30, 1995 was $118.5 million, up $38.9 million from December 31, 1994. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $68.4 million below current costs at September 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

FINANCIAL CONDITION (CONTD.)

At September 30, 1995, nonrecourse debt of a subsidiary was $172.8 million; the increase of $50.2 million during the first nine months of 1995 was attributable to financing the Company's share of development cost for the period that related to the Hibernia oil field, offshore Newfoundland. This increase was partially offset by a decrease of $24.1 million in notes payable and other long-term obligations. A summary of capital employed at September 30, 1995 and December 31, 1994 follows.

      -----------------------------------------------------------------
                                                   1995            1994
      -----------------------------------------------------------------
      (Millions of dollars)                 Amount    %     Amount    %
      -----------------------------------------------------------------
      Notes payable and other long-term
       obligations....................... $   25.7    2       49.8    3
      Nonrecourse debt of a subsidiary...    172.8   11      122.6    9
      Stockholders' equity...............  1,288.0   87    1,270.7   88
      -----------------------------------------------------------------
                                          $1,486.5  100    1,443.1  100
      =================================================================


OIL AND GAS OPERATING RESULTS*
-----------------------------------------------------------------------------
                                          United              Synthetic
                           United           King-         Sub-   Oil -
(Millions of dollars)      States  Canada    dom  Other  total  Canada  Total
-----------------------------------------------------------------------------
THREE MONTHS ENDED
 SEPTEMBER 30, 1995
Oil and gas sales and
 operating revenues        $ 49.3    22.5   28.3    9.4  109.5    14.9  124.4
Production costs             13.0     7.5   10.7    3.7   34.9    10.2   45.1
Depreciation, depletion,
 and amortization            21.7     5.8   14.9    4.3   46.7     1.3   48.0
Exploration expenses
  Dry hole costs             21.2      .3     .1    1.3   22.9       -   22.9
  Geological and
   geophysical costs          2.2       -     .5    1.6    4.3       -    4.3
  Other costs                  .6      .1     .3     .4    1.4       -    1.4
-----------------------------------------------------------------------------
                             24.0      .4     .9    3.3   28.6       -   28.6
  Undeveloped lease
   amortization               1.6      .5      -     .5    2.6       -    2.6
-----------------------------------------------------------------------------
    Total exploration
     expenses                25.6      .9     .9    3.8   31.2       -   31.2
-----------------------------------------------------------------------------
Selling and general expenses  3.2     1.6     .9     .5    6.2       -    6.2
Income tax provisions
 (benefits)                  (5.3)    2.6      -     .4   (2.3)    1.2   (1.1)
-----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $ (8.9)    4.1     .9   (3.3)  (7.2)    2.2   (5.0)
=============================================================================

THREE MONTHS ENDED
 SEPTEMBER 30, 1994**
Oil and gas sales and
 operating revenues        $ 46.0    20.0   24.1    8.1   98.2    15.7  113.9
Production costs             12.3     6.3    8.9    3.8   31.3    10.9   42.2
Depreciation, depletion,
 and amortization            19.7     4.7   11.7    1.5   37.6     1.4   39.0
Exploration expenses
  Dry hole costs              5.0      .2      -      -    5.2       -    5.2
  Geological and
   geophysical costs          1.0      .1      -     .4    1.5       -    1.5
  Other costs                  .9      .1     .2     .1    1.3       -    1.3
-----------------------------------------------------------------------------
                              6.9      .4     .2     .5    8.0       -    8.0
  Undeveloped lease
   amortization               2.1      .7      -      -    2.8       -    2.8
-----------------------------------------------------------------------------
    Total exploration
     expenses                 9.0     1.1     .2     .5   10.8       -   10.8
-----------------------------------------------------------------------------
Selling and general expenses  3.4     1.2     .8     .4    5.8       -    5.8
Income tax provisions          .9     2.7    1.5      -    5.1     1.2    6.3
-----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $   .7     4.0    1.0    1.9    7.6     2.2    9.8
=============================================================================

NINE MONTHS ENDED
 SEPTEMBER 30, 1995
Oil and gas sales and
 operating revenues        $151.1    64.5   91.1   31.2  337.9    42.5  380.4
Production costs             39.7    19.7   28.9   10.7   99.0    28.6  127.6
Depreciation, depletion,
 and amortization            69.9    16.3   45.4   12.0  143.6     3.5  147.1
Exploration expenses
  Dry hole costs             22.0     1.5     .7    1.3   25.5       -   25.5
  Geological and
   geophysical costs          4.5     1.4     .9    2.7    9.5       -    9.5
  Other costs                 2.0      .4    1.0    1.6    5.0       -    5.0
-----------------------------------------------------------------------------
                             28.5     3.3    2.6    5.6   40.0       -   40.0
  Undeveloped lease
   amortization               5.1     1.9      -    1.2    8.2       -    8.2
-----------------------------------------------------------------------------
    Total exploration
     expenses                33.6     5.2    2.6    6.8   48.2       -   48.2
-----------------------------------------------------------------------------
Selling and general expenses 10.3     4.1    2.7    1.2   18.3      .1   18.4
Income tax provisions
 (benefits)                  (1.8)    7.7    6.7     .9   13.5     3.8   17.3
-----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $  (.6)   11.5    4.8    (.4)  15.3     6.5   21.8
=============================================================================

NINE MONTHS ENDED
 SEPTEMBER 30, 1994**
Oil and gas sales and
 operating revenues        $165.5    53.8   68.2   16.3  303.8    39.0  342.8
Production costs             39.9    17.8   24.4    7.3   89.4    30.2  119.6
Depreciation, depletion,
 and amortization            68.9    14.7   31.5    2.3  117.4     3.8  121.2
Exploration expenses
  Dry hole costs              7.7     1.9    1.9      -   11.5       -   11.5
  Geological and
   geophysical costs          4.2     1.4     .7     .8    7.1       -    7.1
  Other costs                 2.3      .5     .9     .4    4.1       -    4.1
-----------------------------------------------------------------------------
                             14.2     3.8    3.5    1.2   22.7       -   22.7
  Undeveloped lease
   amortization               6.2     2.0      -      -    8.2       -    8.2
-----------------------------------------------------------------------------
    Total exploration
     expenses                20.4     5.8    3.5    1.2   30.9       -   30.9
-----------------------------------------------------------------------------
Selling and general expenses 10.2     3.5    2.4    1.1   17.2      .1   17.3
Income tax provisions        10.8     4.2    4.0      -   19.0     1.7   20.7
-----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $ 15.3     7.8    2.4    4.4   29.9     3.2   33.1
=============================================================================

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

     (b) The Company and its subsidiaries are engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business and none of which is material as defined by the rules and regulations of the U.S. Securities and Exchange Commission.

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

November 10, 1995
     (Date)