Form 10-K
period 1995-12-31
MURPHY OIL CORP /DE
filed 1996-03-27
CIK 717423

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

 (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                     For the fiscal year ended DECEMBER 31, 1995

                                       OR

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ________________ to ________________

                         Commission file number 1-8590

                             MURPHY OIL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                            71-0361522
   (State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)          Identification Number)

   200 Peach Street, P. O. Box 7000, El Dorado, Arkansas           71731-7000
        (Address of principal executive offices)                   (Zip Code)

             Registrant's telephone number, including area code:  (501) 862-6411

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X    No    .
                            ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based on average price at February 29, 1996 as quoted by the New York Stock Exchange, was approximately $1,398,815,000.

Number of shares of Common Stock, $1.00 Par Value, outstanding at February 29, 1996, was 44,851,962.

                      Documents incorporated by reference:

The Registrant's definitive Proxy Statement relating to the Annual Meeting of
Stockholders on May 8, 1996                                   (Part III)

================================================================================

                   TABLE OF CONTENTS - 1995 FORM 10-K REPORT

                                                                          Page
                                                                         Numbers
                                                                         -------
              PART I

Item  1.      Business                                                      3

Item  2.      Properties                                                    3

Item  3.      Legal Proceedings                                             9

Item  4.      Submission of Matters to a Vote of Security Holders           9

              PART II

Item  5.      Market for Registrant's Common Equity and
              Related Stockholder Matters                                  10

Item  6.      Selected Financial Data                                      10

Item  7.      Management's Discussion and Analysis of
              Financial Condition and Results of Operation                 10

Item  8.      Financial Statements and Supplementary Data                  10

Item  9.      Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure                       10

              PART III

Item 10.      Directors and Executive Officers of the Registrant           10

Item 11.      Executive Compensation                                       10

Item 12.      Security Ownership of Certain Beneficial Owners              10
              and Management

Item 13.      Certain Relationships and Related Transactions               10

              PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                          11

Signatures                                                                 12

Exhibit Index                                                              13

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

     The information appearing on pages 4 through 50 of the 1995 Annual Report to Security Holders (1995 Annual Report) is incorporated in this Annual Report on Form 10-K as Exhibit 13 and is deemed to be filed as part of this 10-K report as indicated under Items 1, 2, 3, 5, 6, 7, 8, and 14. A narrative of the graphic and image information that appears in the paper format version of Exhibit 13 on pages 4 through 50 is included in the electronic Form 10-K document as an appendix to Exhibit 13 (pages A-1 through A-8).

     In addition to the following information about each business segment, data relative to Murphy's operations, properties, and industry segments, including revenues by class of products and financial information by geographic areas, are described on pages 20 through 28, 40, 41, 46, and 47 of the 1995 Annual Report, which is filed in this 10-K report as Exhibit 13.

     PETROLEUM - EXPLORATION AND PRODUCTION

     During 1995, Murphy's principal exploration and/or production activities were conducted in the United States, Ecuador, Spain, China, Pakistan, Peru, the Falkland Islands, and Ireland by wholly owned Murphy Exploration & Production Company (Murphy Expro) and its subsidiaries; in Canada by wholly owned Murphy Oil Company Ltd. (MOCL) and its subsidiaries; and in the U.K. North Sea by wholly owned Murphy Petroleum Limited. Murphy's crude oil and natural gas liquids production is primarily in the United States, Canada, the U.K. North Sea, and Ecuador; its natural gas is produced and sold in the United States, Canada, the United Kingdom, and Spain. MOCL also has a five-percent interest in Syncrude Canada Ltd., which extracts synthetic crude oil from oil sand deposits in northern Alberta.

     Murphy's estimated net quantities of proved oil and gas reserves and proved developed oil and gas reserves at January 1, 1993 and at December 31, 1993, 1994, and 1995 by geographic area are reported on pages 43 and 44 of the 1995 Annual Report, which is filed in this 10-K report as Exhibit 13. Murphy has not filed, and is not required to file, any estimates of its total proved net oil or gas reserves on a recurring basis with any federal or foreign governmental regulatory authority or agency other than the SEC. Annually, Murphy reports gross reserves of properties operated in the United States to the U.S. Department of Energy; such reserves are derived from the same data from which estimated total net proved reserves of such properties are determined.

     In 1995, essentially all of Murphy's crude oil, condensate, and natural gas liquids production in the United States was delivered, either directly or indirectly through exchanges, to its own refineries. Net crude oil, condensate, and gas liquids production and net natural gas sales by geographic area with weighted average sales prices for each of the five years ended December 31, 1995 appear on page 48 of the 1995 Annual Report, which is filed in this 10-K report as Exhibit 13.

     Production costs in U.S. dollars per equivalent barrel produced, including natural gas volumes converted to equivalent barrels of crude oil on the basis of approximate relative energy content, are shown on page 23 of the 1995 Annual Report, which is filed in this 10-K report as Exhibit 13.

     PETROLEUM - EXPLORATION AND PRODUCTION (Contd.)

     Supplemental disclosures about oil and gas producing activities are reported on pages 42 through 47 of the 1995 Annual Report, which is filed in this 10-K report as Exhibit 13.

     At December 31, 1995, Murphy held leases, concessions, contracts, or permits on nonproducing and producing acreage in the following countries (thousands of acres).


                                                  Nonproducing     Producing          Total
                                                 --------------  -------------   ---------------
     Country                                     Gross    Net    Gross   Net     Gross     Net
     -------                                     -----    ---    -----   ---     -----     ---
     United States - Onshore                         20      11    186    58        206       69
                   - Gulf of Mexico                 614     360    415   152      1,029      512
                   - Frontier                       127      89      -     -        127       89
                                                 ------  ------  -----   ---     ------   ------
          Total United States                       761     460    601   210      1,362      670
                                                 ------  ------  -----   ---     ------   ------

     Canada        - Onshore                        756     378    517   196      1,273      574
                   - Offshore                       138      17      -     -        138       17
                   - Oil sands                      157      41     14     5        171       46
                                                 ------  ------  -----   ---     ------   ------
          Total Canada                            1,051     436    531   201      1,582      637
                                                 ------  ------  -----   ---     ------   ------

     United Kingdom                                 715     164     81    13        796      177
     Ecuador                                          -       -    494    99        494       99
     Spain                                           28       5     61    11         89       16
     China                                          563     254      -     -        563      254
     Ireland                                        650     162      -     -        650      162
     Pakistan                                    11,100   8,472      -     -     11,100    8,472
     Peru                                         3,112   3,112      -     -      3,112    3,112
     Tunisia                                        165      42      -     -        165       42
                                                 ------  ------  -----   ---     ------   ------
         Totals                                  18,145  13,107  1,768   534     19,913   13,641
                                                 ======  ======  =====   ===     ======   ======


     Oil and gas wells producing or capable of producing at December 31, 1995 are summarized as follows.

                                                          Oil Wells       Gas Wells
                                                        --------------  --------------
     Country                                            Gross    Net    Gross    Net
     -------                                            -----  -------  ------  ------
     United States                                      1,278    528.4     408   141.6
     Canada                                             4,084    734.0     765   231.0
     United Kingdom                                        79     10.7      20     1.5
     Ecuador                                               26      5.2       -       -
     Spain                                                  -        -       1      .2
                                                        -----  -------   -----   -----
         Totals                                         5,467  1,278.3   1,194   374.3
                                                        =====  =======   =====   =====

     Wells included above with multiple
      completions and counted as one well each            119     51.9     112    65.5
                                                        =====  =======   =====   =====

     Gross wells are those in which all or part of the working interest is owned by Murphy. Net wells are the portions of the gross wells applicable to Murphy's working interest.

     PETROLEUM - EXPLORATION AND PRODUCTION (Contd.)

     Murphy's net wells drilled in the last three years are summarized in the following table.


                                 United                      United
                                 States        Canada       Kingdom        Ecuador         Other         Totals
                              ------------  ------------  ------------  --------------  ------------  -------------
                                Pro-         Pro-          Pro-           Pro-            Pro-         Pro-
                              ductive  Dry  ductive  Dry  ductive  Dry  ductive   Dry   ductive  Dry  ductive  Dry
                              -------  ---  -------  ---  -------  ---  -------  -----  -------  ---  -------  ----
      1995
      ----
      Exploratory                 4.6  1.9      6.0  4.3       .3   .1        -      -        -   .5     10.9   6.8

      Development                 2.0    -     25.9  1.6       .8    -      2.8      -        -    -     31.5   1.6

      1994
      ----
      Exploratory                 6.1  4.0      5.4  5.0       .5   .5        -      -        -    -     12.0   9.5

      Development                  .5   .1     29.8  1.5       .6    -      2.0      -        -    -     32.9   1.6

      1993
      ----
      Exploratory                 7.4  6.5      3.9  4.2       .1    -        -      -        -   .5     11.4  11.2

      Development                 4.1    -     24.5  2.7       .7   .1      1.2      -        -    -     30.5   2.8


     The wells being drilled by Murphy at December 31, 1995 are summarized as follows.


                          Exploratory    Development      Totals
                          -----------  --------------  --------------
      Country             Gross   Net  Gross      Net  Gross      Net
      -------             -----   ---  -----      ---  -----      ---

      United States          11   5.1      -        -     11      5.1
      Canada                  -     -      1       .2      1       .2
      United Kingdom          1    .3      3       .3      4       .6
      Ecuador                 -     -      1       .2      1       .2
                            ---   ---     --      ---    ---      ---
        Totals               12   5.4      5       .7     17      6.1
                            ===   ===     ==      ===    ===      ===

     Additional information about current exploration and production activities is reported on pages 4 through 12 of the 1995 Annual Report, which is filed in this 10-K report as Exhibit 13.

     PETROLEUM - REFINING, MARKETING, AND TRANSPORTATION

     Murphy Oil USA, Inc. (Murphy USA), a wholly owned subsidiary, owns and operates two refineries in the United States. The refinery at Superior, Wisconsin, is located on fee land. The Meraux, Louisiana, refinery is located on both fee and leased land; these leases expire at varying times from 2010 to 2022, and at such times the Company has options to purchase all leased acreage at fixed prices. Murco Petroleum Limited (Murco), a wholly owned U.K. subsidiary serviced by Murphy Eastern Oil Company, has an effective 30-percent interest in a 108,000-barrel-a-day refinery at Milford Haven, Wales. Refinery capacities at December 31, 1995 are shown in the following table.

     PETROLEUM - REFINING, MARKETING, AND TRANSPORTATION (Contd.)

                                                                      Milford Haven,
                                              Meraux,      Superior,      Wales
                                             Louisiana     Wisconsin  (Murco's 30%)    Totals
                                           --------------  ---------  --------------  ---------
      Crude capacity - b/sd*                      100,000     35,000       32,400      167,400

      Process capacities - b/sd*
        Vacuum distillation                        50,000     20,000       16,500       86,500
        Catalytic cracking - fresh feed            40,000     11,000        9,960       60,960
        Pretreating cat-reforming feeds            26,000      9,000        5,490       40,490
        Catalytic reforming                        18,500      8,000        5,490       31,990
        Distillate hydrotreating                   15,000      5,800        9,000       29,800
        Gas oil hydrotreating                      33,000          -            -       33,000
        Solvent deasphalting                       18,000          -            -       18,000
        Isomerization                                   -      2,000        2,250        4,250

      Production capacities - b/sd*
        Alkylation                                  9,500      1,600        1,680       12,780
        Asphalt                                         -     13,500            -       13,500

      Crude oil and product storage
       capacities - bbls.                       4,453,000  2,852,000    2,638,000    9,943,000


        *Barrels per stream day.

     Murphy distributes refined products from 47 terminals in the United States to retail and wholesale accounts in the United States (Murphy USA) and Canada (MOCL) under the brand name SPUR and to unbranded wholesale accounts. Four of these are marine terminals, two are supplied by truck, two are adjacent to the refineries, and 39 are supplied by pipeline. Nine terminals are wholly owned and operated by Murphy USA, 16 are jointly owned and operated by others, and the remaining 22 are owned by others. Murphy USA receives products at the terminals owned by others in exchange for deliveries from the Company's wholly owned and jointly owned terminals. At the end of 1995, refined products were marketed at wholesale and/or retail through 514 branded outlets in 15 southeastern and upper midwestern states and seven branded outlets in the Thunder Bay area of Ontario, Canada.

     At the end of 1995, Murco distributed refined products in the United Kingdom from the Milford Haven refinery; three wholly owned, rail-fed terminals; eight terminals owned by others where products are received in exchange for deliveries from the Company's wholly owned terminals; and 465 branded outlets under the brand names MURCO and EP.

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

     As of December 31, 1995, MOCL had a 52.5-percent interest in a 114-mile dual pipeline in Canada that transports heavy crude oil from Blackfoot, Alberta, to Kerrobert, Saskatchewan, where access to a major crude oil trunk line is available. In connection with this pipeline, which has a throughput capacity of 50,000 barrels a day, MOCL owns interests in two dual crude oil pipelines--100 percent of a two-mile, 2,500-barrel-a-day lateral line at Winter, Saskatchewan, and 52.5 percent of a 4.5-mile, 5,000-barrel-a-day lateral line at Neilburg, Saskatchewan. MOCL also owns
     13.1 percent of a 40-mile, 38,000-barrel-a-day dual heavy crude oil pipeline from Cactus Lake, Saskatchewan, to Kerrobert; 41 percent of a 15-mile, 9,000-barrel-a-day dual crude oil pipeline from Bodo, Alberta, to Cactus Lake; 100 percent of a 10.5-mile, 82,500-barrel-a-day dual crude oil pipeline from

     PETROLEUM - REFINING, MARKETING, AND TRANSPORTATION (Contd.)

     Milk River, Alberta, to the U.S. border; 100 percent of a 108-mile, 45,000-barrel-a-day crude oil pipeline from Regina, Saskatchewan, to the U.S. border; and 100 percent of a 28-mile, 15,000-barrel-a-day heavy crude oil pipeline from Eyehill, Saskatchewan, to Unity, Saskatchewan. MOCL is operator of these pipelines.

     Additional information about current refining, marketing, and transportation activities and a statistical summary of key operating and financial indicators for each of the five years ended December 31, 1995 are reported on pages 13 through 17 and 49 of the 1995 Annual Report, which is filed in this 10-K report as Exhibit 13.

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

     Deltic owned 341,000 acres of timberland at year-end 1995. Its estimated standing timber inventories on this acreage are calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculations of pine inventories are subject to periodic adjustments based on sample cruises or actual volumes harvested from related tracts. The hardwood inventories shown in the following table are only approximations, so physical quantities of such timber may vary significantly from these approximations. Estimated inventories of standing timber at year-end for each of the last three years were as follows.

                                     1995      1994     1993
                                   ---------  -------  -------
      Pine sawtimber - MBF*          765,000  812,000  810,000
      Hardwood sawtimber - MBF*       97,000  105,000  113,000
      Pine pulpwood - cords        1,180,000  991,000  963,000
      Hardwood pulpwood - cords      360,000  396,000  417,000
                                   =========  =======  =======

        *Thousand board feet - Doyle scale.

     At Deltic's farms, which comprise 36,000 acres in northeastern Louisiana and southeastern Arkansas, the primary crops grown and harvested are cotton, soybeans, corn, wheat, and rice. In western Little Rock, Arkansas, Deltic has been developing Chenal Valley, a 4,300-acre planned community centered around one of Arkansas's top-ranked golf courses, in stages over recent years and has been selling real estate, primarily residential lots thus far, in Chenal Valley.

     Additional information about current farm, timber, and real estate activities and a statistical summary of key operating and financial indicators for each of the five years ended December 31, 1995 are reported on pages 18, 19, and 50 of the 1995 Annual Report, which is filed in this 10-K report as Exhibit 13.

     EMPLOYEES

     Murphy had 1,794 full-time employees at December 31, 1995.

     COMPETITION AND OTHER CONDITIONS WHICH MAY AFFECT BUSINESS

     Murphy operates principally in the oil industry, in which it experiences intense competition from other oil and gas companies, many of which have substantially greater resources. In addition, the oil industry as a whole competes with other industries in supplying energy requirements around the world. Murphy is a net purchaser of crude oil and other refinery feedstocks and occasionally purchases refined products and may therefore be required to respond to operating and pricing policies of others, including producing country governments from whom it makes purchases. Additional information concerning current conditions of the Company's business is reported under the caption "Outlook" on page 27 of the 1995 Annual Report, which is filed in this 10-K report as Exhibit 13.

     The operations and earnings of Murphy have been and continue to be affected by worldwide political developments. Many governments, including those that are members of the Organization of Petroleum Exporting Countries
     (OPEC), unilaterally intervene at times in the orderly market of crude oil and natural gas produced in their countries through such actions as fixing prices and determining rates of production and who may sell and buy the production. Until 1993, the United States also regulated prices for certain natural gas production. In addition, prices and availability of crude oil, natural gas, and refined products could be influenced by political unrest and by various governmental policies to restrict or increase petroleum usage and supply. Other governmental actions that could affect Murphy's operations and earnings include tax changes and regulations concerning: currency fluctuations, protection and/or remediation of the environment (See the caption "Environmental" on page 26 of the 1995 Annual Report, which is filed in this 10-K report as Exhibit 13.), preferential and discriminatory awarding of oil and gas leases, restraints and controls on imports and exports, safety, and relationships between employers and employees. Because these and other government-influenced factors too numerous to list are subject to constant changes dictated by political considerations and are often made in great haste in response to changing internal and worldwide economic conditions and to actions of other governments or specific events, it is not practical to attempt to predict the effects of such factors on Murphy's future operations and earnings.

     Murphy's policy is to insure against known risks when insurance is available at costs and terms Murphy considers reasonable. Certain existing risks are insured by Murphy only through Oil Insurance Limited (OIL), which is operated as a mutual insurance company by certain participating oil companies including Murphy and was organized to insure against risks for which commercial insurance is unavailable or for which the cost of commercial insurance is prohibitive.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The age (at January 1, 1996), present corporate office, and length of service in office of each of the Company's executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

      R. Madison Murphy - Age 38; Chairman of the Board since October 1994. Mr. Murphy had been Executive Vice President and Chief Financial and Administrative Officer, Director, and Member of the Executive Committee since 1993. Prior to that, he was Executive Vice President and Chief Financial Officer from 1992 to 1993; Vice President, Planning/Treasury, from 1991 to 1992; and Vice President, Planning, from 1988 to 1991, with additional duties as Treasurer from 1990 until August 1991.

      Claiborne P. Deming - Age 41; President and Chief Executive Officer since
        October 1994 and Director and Member of the Executive Committee since 1993. In 1992, he became Executive Vice President and Chief Operating Officer. Mr. Deming was President of Murphy USA from 1989 to 1992 and Vice President, Petroleum Operations, for Murphy from 1988 to 1989.

      Steven A. Cosse - Age 48; Senior Vice President since October 1994 and
        General Counsel since August 1991. Mr. Cosse was elected Vice President in 1993. For the eight years prior to August 1991, he was General Counsel for Murphy Expro, at that time named Ocean Drilling & Exploration Company (ODECO), a majority-owned subsidiary of Murphy.

     EXECUTIVE OFFICERS OF THE REGISTRANT (Contd.)

      Herbert A. Fox Jr. - Age 61; Vice President since October 1994. Mr. Fox has also been President of Murphy USA since 1992. He served with Murphy USA as Vice President, Manufacturing, from 1990 to 1992 and as Manager of Crude Supply from 1973 to 1990.

      Bill H. Stobaugh - Age 44; Vice President since May 1995, when he joined the Company. Prior to that, he had held various engineering, planning, and managerial positions, the most recent being with an engineering consulting firm.

      Clefton D. Vaughan - Age 54; Vice President since October 1994. He has also been Vice President of Murphy Expro since 1992. Mr. Vaughan was Vice President of Murphy from 1989 to 1992 and held various other positions with the Company prior to that.

      Odie F. Vaughan - Age 59; Treasurer since August 1991.  From 1975 through
        July 1991, he was with ODECO as Vice President of Taxes and Treasurer.

      Ronald W. Herman - Age 58; Controller since August 1991.  He was
        Controller of ODECO from 1977 through July 1991.

      W. Bayless Rowe - Age 43; Secretary since 1988 and Manager of Law Department since October 1994. He was General Attorney from 1988 to October 1994.

ITEM 3.    LEGAL PROCEEDINGS.

     Information related to legal proceedings contained in Note P, page 40 of the 1995 Annual Report, which is filed in this 10-K report as Exhibit 13, is incorporated herein. Also, Murphy Oil USA, Inc., in connection with its ownership and operation of two oil refineries in the United States, is a defendant in two governmental actions that: (1) seek monetary sanctions of $100,000 or more, and (2) arise under enacted provisions that regulate the discharge of materials into the environment or have the purpose of protecting the environment. These actions individually or in the aggregate are not material to the financial condition of the Company. In addition, Murphy and its subsidiaries are engaged in a number of other legal proceedings, all of which Murphy considers routine and incidental to its business and none of which is material as defined by the rules and regulations of the U.S. Securities and Exchange Commission.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange and the Toronto Stock Exchange. Other information required by this item is reported on page 28 of the 1995 Annual Report, which is filed in this 10-K report as Exhibit 13.

ITEM 6.    SELECTED FINANCIAL DATA.

     Information required by this item appears on page 20 of the 1995 Annual Report, which is filed in this 10-K report as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Information required by this item appears on pages 21 through 28 of the 1995 Annual Report, which is filed in this 10-K report as Exhibit 13.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information required by this item appears on pages 28 through 47 of the 1995 Annual Report, which is filed in this 10-K report as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information regarding executive officers of the Company is included in Part I, pages 8 and 9, of this 10-K report. Other information required by this item is incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders on May 8, 1996, under the caption "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION.

     Information required by this item is incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders on May 8, 1996, under the captions "Compensation of Directors," "Executive Compensation," "Option Exercises and Fiscal Year-End Values," "Option Grants," "Compensation Committee Report for 1995," "Shareholder Return Performance Presentation," and "Retirement Plans."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders on May 8, 1996, under the caption "Certain Stock Ownerships."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders on May 8, 1996, under the caption "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) 1.  FINANCIAL STATEMENTS

      The following consolidated financial statements of Murphy Oil Corporation and consolidated subsidiaries are included on the pages indicated of
      Exhibit 13 to this 10-K report.


                                                                 Exhibit 13
                                                                  Page Nos.
                                                                  ---------

        Independent Auditors' Report                                  29
        Consolidated Statements of Income                             30
        Consolidated Balance Sheets                                   31
        Consolidated Statements of Cash Flows                         32
        Consolidated Statements of Stockholders' Equity               33
        Notes to Consolidated Financial Statements               34 through 41

 (a)  2. FINANCIAL STATEMENT SCHEDULES

      Financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

 (a)  3.  EXHIBITS

      The Exhibit Index on page 13 of this 10-K report lists the exhibits that are hereby filed.

 (b)  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY OIL CORPORATION



By        CLAIBORNE P. DEMING                  Date:    March 26, 1996
   ----------------------------------               ----------------------
    Claiborne P. Deming, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1996 by the following persons on behalf of the registrant and in the capacities indicated.



           R. MADISON MURPHY                     MICHAEL W. MURPHY
   ----------------------------------       ------------------------------
       R. Madison Murphy, Chairman           Michael W. Murphy, Director
              and Director



          CLAIBORNE P. DEMING                   WILLIAM C. NOLAN JR.
   ----------------------------------       ------------------------------
   Claiborne P. Deming, President and           William C. Nolan Jr.,
        Chief Executive Officer                       Director
             and Director
      (Principal Executive Officer)



             B. R. R. BUTLER                      CAROLINE G. THEUS
   ----------------------------------       ------------------------------
        B. R. R. Butler, Director             Caroline G. Theus, Director



          GEORGE S. DEMBROSKI                       LORNE C. WEBSTER
   ----------------------------------       ------------------------------
     George S. Dembroski, Director            Lorne C. Webster, Director



             H. RODES HART                         STEVEN A. COSSE
   ----------------------------------       ------------------------------
        H. Rodes Hart, Director                 Steven A. Cosse, Senior
                                                  Vice President and
                                                   General Counsel
                                            (Principal Financial Officer)



          VESTER T. HUGHES JR.                     RONALD W. HERMAN
   ----------------------------------       ------------------------------
     Vester T. Hughes Jr., Director          Ronald W. Herman, Controller
                                            (Principal Accounting Officer)



             C. H. MURPHY JR.
   ----------------------------------
       C. H. Murphy Jr., Director

                                 EXHIBIT INDEX


Exhibit                                                                                   Page Number or
  No.                                                                              Incorporation by Reference to
-------                                                         ------------------------------------------------------------------

 3.1  Certificate of Incorporation of Murphy Oil                Exhibit 3.1, Page Ex. 3.1-0, of Murphy's Annual Report on Form
      Corporation as of September 25, 1986                      10-K for the year ended December 31, 1991

 3.2  Bylaws of Murphy Oil Corporation at February 1, 1995      Exhibit 3.3, Page Ex. 3.3-1, of Murphy's Annual Report on Form
                                                                10-K for the year ended December 31, 1994

 3.3  Bylaws of Murphy Oil Corporation at October 4, 1995       Page Ex. 3.3-1

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

 4.1  Rights Agreement dated as of December 6, 1989 between     Exhibit 4.1, Page Ex. 4.1-0, of Murphy's Annual Report on
      Murphy Oil Corporation and Harris Trust Company of New    Form 10-K for the year ended December 31, 1994
      York, as Rights Agent

 10.1 1982 Management Incentive Plan                            Exhibit 10.2, Page Ex. 10.2-0, of Murphy's Annual Report on
                                                                Form 10-K for the year ended December 31, 1991

 10.2 1987 Management Incentive Plan (adopted May 13, 1987,     Exhibit 10.2, Page Ex. 10.2-0, of Murphy's Annual Report
      amended February 7, 1990 retroactive to February 3,       on Form 10-K for the year ended December 31, 1994
      1988)

 10.3 1992 Stock Incentive Plan                                 Exhibit 10.3, Page Ex. 10.3-0, of Murphy's Annual Report
                                                                on Form 10-K for the year ended December 31, 1992

 13   1995 Annual Report to Security Holders                    Page Ex. 13-0, report pp. 4 through 50
        Appendix - Narrative to Graphic and Image Material      (Page A-1 for electronic filing only)

 21   Subsidiaries of the Registrant                            Page Ex. 21-1

 23   Independent Auditors' Consent                             Page Ex. 23-1

 27.1 Financial Data Schedule for 1995                          (Electronic filing only)

 27.2 Restated Financial Data Schedule for 1994                 (Electronic filing only)

 99.1 Undertakings                                              Page Ex. 99.1-1

 99.2 Form 11-K, Annual Report for the fiscal year ended        To be filed as an amendent of this Annual Report on Form
      December 31, 1995 covering Combined Thrift Plans for      10-K not later than 180 days after December 31, 1995
      Employees of Murphy Oil Corporation, Murphy Oil USA,
      Inc., and Deltic Farm & Timber Co., Inc.


Exhibits other than those listed above have been omitted since they either are not required or are not applicable.