Form 10-Q
period 1996-03-31
MURPHY OIL CORP /DE
filed 1996-05-09
CIK 717423

===============================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

      (Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 1996

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

                                                 [X] Yes  [ ] No

Number of shares of Common Stock, $1.00 par value, outstanding at March 31, 1996 was 44,852,321.

============================================================================

PART I - FINANCIAL INFORMATION

            Murphy Oil Corporation and Consolidated Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                           (Thousands of dollars)

                                                     (Unaudited)
                                                      March 31, December 31,
                                                         1996       1995
                                                      --------- ------------
ASSETS
Current assets
  Cash and cash equivalents                         $    90,860      62,284
  Accounts receivable, less allowance for
   doubtful accounts of $5,958 in 1996 and
   $5,863 in 1995                                       230,520     234,816
  Inventories
    Crude oil and raw materials                          69,581      70,567
    Finished products                                    62,471      64,996
    Materials and supplies                               41,642      40,239
  Prepaid expenses                                       27,849      29,703
  Deferred income taxes                                  19,994      17,514
                                                      ---------   ---------
      Total current assets                              542,917     520,119

Investments and noncurrent receivables                   32,148      31,735
Property, plant, and equipment, at cost less
 accumulated depreciation, depletion, and
 amortization of $2,731,518 in 1996 and
 $2,702,485 in 1995                                   1,515,860   1,487,232
Deferred charges and other assets                        74,398      80,027
                                                      ---------   ---------
                                                    $ 2,165,323   2,119,113
                                                      =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term obligations       $    10,641      10,640
  Accounts payable and accrued liabilities              403,099     383,663
  Income taxes                                           30,109      21,307
                                                      ---------   ---------
      Total current liabilities                         443,849     415,610

Notes payable and capitalized lease obligations          22,427      22,436
Nonrecourse debt of a subsidiary                        175,932     171,499
Deferred income taxes                                   108,301     105,015
Reserve for dismantlement costs                         146,471     144,893
Reserve for major repairs                                16,226      11,417
Deferred credits and other liabilities                  143,980     147,098

Stockholders' equity
  Capital stock
    Cumulative Preferred Stock, par $100, authorized
     400,000 shares, none issued                              -           -
    Common Stock, par $1.00, authorized 80,000,000
     shares, issued 48,775,314 shares                    48,775      48,775
  Capital in excess of par value                        508,142     507,758
  Retained earnings                                     653,143     643,699
  Currency translation adjustments                        1,937       4,568
  Unamortized restricted stock awards                    (1,314)       (592)
  Treasury stock, 3,922,993 shares of
   Common Stock in 1996, 3,942,800 shares
   in 1995, at cost                                    (102,546)   (103,063)
                                                      ---------   ---------
      Total stockholders' equity                      1,108,137   1,101,145
                                                      ---------   ---------
                                                    $ 2,165,323   2,119,113
                                                      =========   =========

See Notes to Consolidated Financial Statements, page 4.

The Exhibit Index is on page 10.

            Murphy Oil Corporation and Consolidated Subsidiaries
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (Thousands of dollars, except per share amounts)

                                                        Three Months Ended
                                                              March 31,
                                                        -------------------
                                                           1996        1995*
                                                        -------     -------
REVENUES
Sales                                                 $ 421,352     392,741
Other operating revenues                                 14,161      11,276
Interest, income from equity companies, and
 other nonoperating revenues                              1,704      13,367
                                                        -------     -------
    Total revenues                                      437,217     417,384
                                                        -------     -------

COSTS AND EXPENSES
Crude oil, products, and related operating expenses     316,725     303,313
Exploration expenses, including undeveloped lease
 amortization                                            11,671      10,595
Selling and general expenses                             15,402      17,607
Depreciation, depletion, and amortization                48,836      58,690
Interest expense                                          3,255       3,523
Interest capitalized                                     (2,167)     (1,949)
                                                        -------     -------
    Total costs and expenses                            393,722     391,779
                                                        -------     -------

Income before income taxes                               43,495      25,605

Federal and state income taxes                           11,043       2,900
Foreign income taxes                                      8,438       6,678
                                                        -------     -------

NET INCOME                                            $  24,014      16,027
                                                        =======     =======

Average Common shares outstanding                    44,881,811  44,878,340

Net income per Common share                           $     .54         .36
                                                        =======     =======

Cash dividends per Common share                       $    .325        .325
                                                        =======     =======

*Reclassified to conform to 1996 presentation.

See Notes to Consolidated Financial Statements, page 4.

            Murphy Oil Corporation and Consolidated Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (Thousands of dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          -----------------
                                                            1996       1995*
                                                          -------   -------
OPERATING ACTIVITIES
Net income                                              $  24,014    16,027
Adjustments to reconcile net income to net cash provided
 by operating activities
  Depreciation, depletion, and amortization                48,836    58,690
  Provisions for major repairs                              6,398     6,284
  Expenditures for major repairs and dismantlement costs   (2,340)   (8,138)
  Exploratory expenditures charged against income           9,213     7,698
  Amortization of undeveloped leases                        2,458     2,897
  Deferred and noncurrent income tax charges (credits)      3,065    (5,370)
  Gains from disposition of assets                            (83)     (629)
  Other - net                                               1,423     4,508
                                                          -------   -------
                                                           92,984    81,967
  (Increase) decrease in operating working capital
   other than cash and cash equivalents                    34,016   (15,267)
  Other adjustments related to operating activities         1,651     1,126
                                                          -------   -------
    Net cash provided by operating activities             128,651    67,826
                                                          -------   -------

INVESTING ACTIVITIES
Capital expenditures requiring cash                       (90,448)  (75,520)
Proceeds from sale of property, plant, and equipment          892     1,023
Other - net                                                  (197)     (391)
                                                          -------   -------
    Net cash required by investing activities             (89,753)  (74,888)
                                                          -------   -------

FINANCING ACTIVITIES
Increase (decrease) in notes payable and capitalized
 lease obligations                                             (8)   13,875
Increase in nonrecourse debt of a subsidiary                4,433    12,704
Dividends paid                                            (14,570)  (14,563)
                                                          -------   -------
    Net cash provided (required) by financing activities  (10,145)   12,016
                                                          -------   -------
Effect of exchange rate changes on cash and
 cash equivalents                                            (177)      731
                                                          -------   -------

Net increase in cash and cash equivalents                  28,576     5,685
Cash and cash equivalents at January 1                     62,284    71,144
                                                          -------   -------

Cash and cash equivalents at March 31                   $  90,860    76,829
                                                          =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid, net of refunds                  $   8,026    (4,200)
                                                          =======   =======

Interest paid, net of amounts capitalized               $     511      (286)
                                                          =======   =======

*Reclassified to conform to 1996 presentation.

See Notes to Consolidated Financial Statements, page 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 3 of this report on Form 10-Q.

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 1995. In the opinion of the Company's management, the unaudited financial statements presented herein include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the Company's financial position at March 31, 1996, and the results of operations and cash flows for the three-month periods ended March 31, 1996 and 1995, in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the Company's 1995 Annual Report on Form 10-K, as certain notes and other pertinent information have been abbreviated in or omitted from this report.

Financial results for the three months ended March 31, 1996 are not necessarily indicative of future results.

NOTE B - ENVIRONMENTAL CONTINGENCIES

The Company's worldwide operations are subject to numerous laws and regulations designed to protect the environment and/or impose remedial obligations. In addition, the Company may be involved in personal injury claims, allegedly caused by exposure to materials manufactured or used in the Company's operations. The Company operates or has previously operated certain sites or facilities, including refineries, oil and gas fields, service stations, and terminals, for which known or potential obligations for environmental remediation exist.

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

The Company's reserve for remedial obligations, which is included in "Deferred Credits and Other Liabilities" in the Consolidated Balance Sheets, contains certain amounts that are based on anticipated regulatory approval of proposed remediation of sites that were formerly used for refinery waste. If regulatory authorities require more costly alternatives than the proposed processes, future expenditures could increase by up to an estimated $6 million above the amount reserved.

The Company has received notices from the U.S. Environmental Protection Agency that it is a Potentially Responsible Party (PRP) at five Superfund sites and has been assigned responsibility by defendants at another Superfund site. The potential total cost to all parties to perform necessary remedial work at these sites is substantial; however, based on information currently available, the Company is a "de minimus" party, with assigned or potentially assigned responsibility of less than two percent at all but one of the sites. At that site, the Company has not determined either its potentially assigned responsibility percentage or its potential total remedial cost. The Company has recorded a reserve totaling $.1 million for Superfund sites, and due to currently available information on one site and the minor percentages involved on the other sites, the Company does not expect that its related remedial costs will be material to its financial condition. Additional information may become known in the future that would alter this assessment, including any requirement to bear a pro rata share of costs attributable to nonparticipating PRP's or indications of additional responsibility by the Company.

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

The Company believes that certain environmentally related liabilities and prior environmental expenditures are either covered by insurance or will be recovered from other sources. The outcome of potential insurance recoveries is the subject of ongoing litigation, including the appeal of a judgment awarded the Company in 1995. Since no assurance can be given that the judgment will be upheld upon appeal or that recoveries from other sources will occur, the Company has not recognized a benefit for these potential recoveries at March 31, 1996.

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

In the normal course of its business activities, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 1996, the Company had contingent liabilities of $21.5 million on outstanding letters of credit. Contingent liabilities under certain financial guarantees were $17.7 million at March 31, 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE D - BUSINESS SEGMENTS

                                      Three Months Ended   Three Months Ended
                                          March 31, l996       March 3l, l995
- -----------------------------------------------------------------------------
(Millions of dollars)                   Revenues  Income    Revenues*  Income
- -----------------------------------------------------------------------------
Petroleum
  Exploration and production**
    United States......................   $ 63.7    13.8        48.6      2.5
    Canada.............................     35.4     4.3        32.2      4.6
    United Kingdom.....................     33.1     6.0        31.6      2.5
    Other international................      9.7      .3        11.8      3.5
- -----------------------------------------------------------------------------
                                           141.9    24.4       124.2     13.1
- -----------------------------------------------------------------------------
  Refining, marketing, and transportation
    United States .....................    247.0    (2.7)      229.3     (6.6)
    United Kingdom ....................     71.0     (.2)       57.2     (2.0)
    Canada.............................      5.2     1.0         6.0      1.8
- -----------------------------------------------------------------------------
                                           323.2    (1.9)      292.5     (6.8)
- -----------------------------------------------------------------------------
                                           465.1    22.5       416.7      6.3
  Intrasegment transfers elimination       (49.7)              (34.7)
- -----------------------------------------------------------------------------
      Total petroleum .................    415.4    22.5       382.0      6.3
Farm, timber, and real estate--
 United States ........................     20.1     3.6        22.0      4.7
Corporate and other ...................      1.7    (2.1)        2.4     (2.0)
- -----------------------------------------------------------------------------
Revenues/income before special items ..    437.2    24.0       406.4      9.0
Adjustment of estimates for self-insured
 liabilities, net of taxes.............        -       -        11.0      7.0
- -----------------------------------------------------------------------------
                                          $437.2    24.0       417.4     16.0
=============================================================================

 *Reclassified to conform to 1996 presentation.
**Additional details are presented in the tables on page 9.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the first quarter of 1996 was $24 million, $.54 a share, which compares to a first quarter 1995 income before special items of $9 million, $.20 a share. The first quarter of 1995 also included a special benefit of $7 million, $.16 a share, from an adjustment of amounts previously reserved relating to matters for which the Company is self-insured. Including this special item, net income for the prior year's quarter was $16 million, $.36 a share. Net cash from operating activities excluding changes in noncash working capital items totaled $94.6 million in the first quarter of 1996, up 14 percent from a year ago.

Excluding the special item in 1995, earnings for the current quarter were up 167 percent from a year ago and represent the best quarter the Company has had since the fourth quarter of 1992. Earnings from exploration and production operations rose 86 percent, primarily the result of an 88-percent increase in U.S. natural gas sales prices and higher crude oil sales prices, partially offset by lower U.S. natural gas production. The loss from refining, marketing, and transportation operations in 1996 narrowed from a year ago, but earnings from farm, timber, and real estate operations were down 23 percent.

Exploration and production operations earned $24.4 million in the current quarter compared to $13.1 million a year ago. U.S. operations earned $13.8 million, up from $2.5 million in the first quarter of 1995. Operations in Canada earned $4.3 million compared to $4.6 million a year ago, and U.K. operations earned $6 million in the current quarter, up from $2.5 million. Other international operations earned $.3 million compared to $3.5 million a year earlier. The Company's crude oil and gas liquids sales prices averaged $18.13 a barrel in the U.S. and $19.68 in the U.K., increases of 10 percent and 16 percent, respectively. In Canada, sales prices averaged $17.59 a barrel for light oil, up seven percent, and $11.28 for heavy oil, down 10 percent. The average sales price for synthetic oil from Murphy's interest in the Canadian Syncrude project was $18.56 a barrel, up eight percent from a year ago. Total crude oil and gas liquids production averaged 54,909 barrels a day compared to 56,166 in the first quarter of 1995. U.S. production was essentially unchanged, but U.K. production declined 10 percent. In Canada, heavy oil production increased 11 percent, while light oil production was down nine percent. Production of synthetic oil in Canada averaged 8,598 barrels a day in the first quarter of 1996 compared to 7,660 a year ago, which was affected by a turnaround. Murphy's average natural gas sales price in the U.S. was $2.84 a thousand cubic feet (MCF) in the current quarter compared to $1.51 a year ago. The average natural gas sales price in Canada increased from $1.04 an MCF to $1.07. Sales prices averaged $2.59 an MCF in the U.K., an increase of five percent, and $2.77 in Spain, a decrease of two percent. Total natural gas sales averaged 248 million cubic feet a day compared to 286 million a year ago. Sales of natural gas in the U.S. averaged 167 million cubic feet a day, down from 206 million in the first quarter of 1995. Exploration expenses totaled $11.7 million in the current quarter compared to $10.6 million a year ago. The tables on page 9 provide additional details of the results of exploration and production operations for the first quarter of each year. A slightly lower dry hole component in the current quarter reflects the high success rate achieved in a very aggressive drilling program during the first quarter of 1996.

Margins in the Company's U.S. and U.K. downstream operations continued to be under pressure, but the worldwide downstream loss dropped from $6.8 million a year ago to $1.9 million in the current quarter. Refining, marketing, and transportation operations in the U.S. lost $2.7 million, and U.K. operations lost $.2 million. A year ago, those areas lost $6.6 million and $2 million, respectively. Earnings from purchasing, transporting, and reselling crude oil in Canada were $1 million in the current quarter compared to $1.8 million in the first quarter of 1995. Refinery crude runs were 139,716 barrels a day compared to 150,451 in the first quarter of 1995. Refined product sales were 148,335 barrels a day, down from 153,535 a year ago.

Earnings from farm, timber, and real estate operations totaled $3.6 million in the first quarter of 1996 compared to $4.7 million earned a year ago. The current quarter was adversely affected by lower sales prices for sawtimber and finished lumber. The average sales price for sawtimber harvested declined 25 percent, and lumber prices were down 14 percent. Real estate operations improved as 49 lots were

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

sold at the Chenal Valley development in western Little Rock during the first quarter of 1996 compared to 13 a year ago.

Corporate functions reflected a loss of $2.1 million in the current quarter compared to $2 million in the first quarter of 1995.

FINANCIAL CONDITION

Cash provided by operating activities was $128.6 million for the first three months of 1996 compared to $67.8 million for the same period in 1995. The 1995 amount included a benefit of $7 million from the unusual item previously reviewed. Changes in operating working capital other than cash and cash equivalents provided cash of $34 million in the first quarter of 1996, while such changes required $15.3 million of cash in the 1995 period. Cash provided by operating activities was reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $2.3 million in the current quarter compared to $8.1 million a year ago. Predominant uses of cash in both years were for capital expenditures (which, including amounts expensed, are summarized in the following table) and payment of dividends.

   ------------------------------------------------------------
   (Millions of dollars)                         1996      1995
   ------------------------------------------------------------
   Exploration and production  . . . . . . . .  $81.6      53.6
   Refining, marketing, and transportation . .    6.7      20.2
   Farm, timber, and real estate . . . . . . .    1.9       1.2
   Corporate and other . . . . . . . . . . . .     .2        .5
   ------------------------------------------------------------
                                                $90.4      75.5
   ============================================================

Working capital at March 31, 1996 was $99.1 million, down $5.4 million from December 31, 1995. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $96.3 million below current costs at March 31, 1996.

At March 31, 1996, nonrecourse debt of a subsidiary was $175.9 million; the increase of $4.4 million that occurred during the first three months of 1996 was attributable to the development of the Hibernia oil field, offshore Newfoundland. Notes payable and capitalized lease obligations of $22.4 million remained unchanged. A summary of capital employed at March 31, 1996 and December 31, 1995 follows.

   ------------------------------------------------------------------
                                                   1996          1995
   ------------------------------------------------------------------
   (Millions of dollars)                    Amount    %   Amount    %
   ------------------------------------------------------------------
   Notes payable and capitalized lease
    obligations  . . . . . . . . . . . .  $   22.4    2     22.4    2
   Nonrecourse debt of a subsidiary. . .     175.9   13    171.5   13
   Stockholders' equity. . . . . . . . .   1,108.1   85  1,101.1   85
   ------------------------------------------------------------------
                                          $1,306.4  100  1,295.0  100
   ==================================================================


OIL AND GAS OPERATING RESULTS
- -----------------------------------------------------------------------------
                                          United              Synthetic
                           United           King-         Sub-   Oil -
(Millions of dollars)      States   Canada   dom  Other  total  Canada  Total
- -----------------------------------------------------------------------------
THREE MONTHS ENDED
 MARCH 31, 1996
- -----------------------------------------------------------------------------
Oil and gas sales and
 operating revenues         $63.7     20.9  33.1    9.7  127.4    14.5  141.9
Production costs             13.4      7.1   8.7    2.9   32.1    10.0   42.1
Depreciation, depletion,
 and amortization            16.8      6.0  11.2    3.8   37.8     1.4   39.2
Exploration expenses
  Dry hole costs              2.0       .6     -      -    2.6       -    2.6
  Geological and geophysical
   costs                      2.5      1.0    .2     .8    4.5       -    4.5
  Other costs                  .7       .1    .3    1.0    2.1       -    2.1
- -----------------------------------------------------------------------------
                              5.2      1.7    .5    1.8    9.2       -    9.2
  Undeveloped lease
   amortization               1.8       .7     -      -    2.5       -    2.5
- -----------------------------------------------------------------------------
    Total exploration
     expenses                 7.0      2.4    .5    1.8   11.7       -   11.7
- -----------------------------------------------------------------------------
Selling and general expenses  3.2      1.3    .8     .3    5.6       -    5.6
Income tax provisions         9.5      1.7   5.9     .6   17.7     1.2   18.9
- -----------------------------------------------------------------------------
Results of operations
 (excludes corporate
 overhead and interest)     $13.8      2.4   6.0     .3   22.5     1.9   24.4
=============================================================================

THREE MONTHS ENDED
 MARCH 31, 1995*
- -----------------------------------------------------------------------------
Oil and gas sales and
 operating revenues         $48.6     20.3  31.6   11.8  112.3    11.9  124.2
Production costs             14.0      5.8   8.4    3.0   31.2     8.2   39.4
Depreciation, depletion,
 and amortization            23.9      5.2  14.4    3.2   46.7     1.0   47.7
Exploration expenses
  Dry hole costs               .8      1.2    .7      -    2.7       -    2.7
  Geological and geophysical
   costs                      1.3      1.1    .2     .5    3.1       -    3.1
  Other costs                  .6       .2    .4     .7    1.9       -    1.9
- -----------------------------------------------------------------------------
                              2.7      2.5   1.3    1.2    7.7       -    7.7
  Undeveloped lease
   amortization               1.8       .7     -     .4    2.9       -    2.9
- -----------------------------------------------------------------------------
    Total exploration
     expenses                 4.5      3.2   1.3    1.6   10.6       -   10.6
- -----------------------------------------------------------------------------
Selling and general expenses  3.5      1.3    .9     .4    6.1       -    6.1
Income tax provisions          .2      1.9   4.1     .1    6.3     1.0    7.3
- -----------------------------------------------------------------------------
Results of operations
 (excludes corporate
 overhead and interest)     $ 2.5      2.9   2.5    3.5   11.4     1.7   13.1
=============================================================================

*Reclassified to conform to 1996 presentation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit index - The exhibits listed below are included only in the electronic filing. Other exhibits have been omitted since they either are not required or are not applicable.

           Exhibit 27.1 - Financial Data Schedule for the three months ended
                          March 31, 1996.
           Exhibit 27.2 - Restated Financial Data Schedule for the three months ended March 31, 1995.

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

May 9, 1996
   (Date)