Form 10-Q
period 1996-06-30
MURPHY OIL CORP /DE
filed 1996-08-06
CIK 717423

==============================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

      (Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 1996

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

                                                 [X] Yes  [ ] No

Number of shares of Common Stock, $1.00 par value, outstanding at June 30, 1996 was 44,863,112.

==============================================================================

PART I - FINANCIAL INFORMATION

            Murphy Oil Corporation and Consolidated Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                           (Thousands of dollars)

                                                     (Unaudited)
                                                       June 30,  December 31,
                                                         1996        1995
                                                      --------   -----------
ASSETS
Current assets
  Cash and cash equivalents                          $   59,993       62,284
  Accounts receivable, less allowance for
   doubtful accounts of $6,110 in 1996 and
   $5,863 in 1995                                       281,123      234,816
  Inventories
    Crude oil and raw materials                          63,010       70,567
    Finished products                                    43,315       64,996
    Materials and supplies                               42,121       40,239
  Prepaid expenses                                       34,378       29,703
  Deferred income taxes                                  19,317       17,514
                                                      ---------    ---------
      Total current assets                              543,257      520,119

Investments and noncurrent receivables                   33,074       31,735
Property, plant, and equipment, at cost less
 accumulated depreciation, depletion, and
 amortization of $2,744,919 in 1996 and
 $2,702,485 in 1995                                   1,549,376    1,487,232
Deferred charges and other assets                        72,815       80,027
                                                      ---------    ---------
                                                    $ 2,198,522    2,119,113
                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term obligations       $    10,641       10,640
  Accounts payable and accrued liabilities              410,148      383,663
  Income taxes                                           25,674       21,307
                                                      ---------    ---------
      Total current liabilities                         446,463      415,610

Notes payable and capitalized lease obligations          22,426       22,436
Nonrecourse debt of a subsidiary                        175,932      171,499
Deferred income taxes                                   114,576      105,015
Reserve for dismantlement costs                         149,636      144,893
Reserve for major repairs                                18,046       11,417
Deferred credits and other liabilities                  146,817      147,098

Stockholders' equity
Capital stock
  Cumulative Preferred Stock, par $100, authorized
   400,000 shares, none issued                                -            -
  Common Stock, par $1.00, authorized 80,000,000
   shares, issued 48,775,314 shares                      48,775       48,775
Capital in excess of par value                          508,382      507,758
Retained earnings                                       666,642      643,699
Currency translation adjustments                          4,497        4,568
Unamortized restricted stock awards                      (1,407)        (592)
Treasury stock, 3,912,202 shares of
 Common Stock in 1996, 3,942,800 shares
 in 1995, at cost                                      (102,263)    (103,063)
                                                      ---------    ---------
      Total stockholders' equity                      1,124,626    1,101,145
                                                      ---------    ---------
                                                    $ 2,198,522    2,119,113
                                                      =========    =========

See Notes to Consolidated Financial Statements, page 4.

The Exhibit Index is on page 12.

             Murphy Oil Corporation and Consolidated Subsidiaries
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
               (Thousands of dollars, except per share amounts)

                                   Three Months Ended       Six Months Ended
                                        June 30                 June 30
                                  -------------------     -------------------
                                    1996        1995*       1996        1995*
                                  -------     -------     -------     -------
REVENUES
Sales                           $ 499,760     434,621     921,112     827,362
Other operating revenues           17,006       9,422      31,167      20,698
Interest, income from equity
 companies, and other
 nonoperating revenues              1,606       1,721       3,310      15,088
                                  -------     -------     -------     -------
  Total revenues                  518,372     445,764     955,589     863,148
                                  -------     -------     -------     -------

COSTS AND EXPENSES
Crude oil, products, and related
 operating expenses               397,221     325,911     713,946     629,224
Exploration expenses, including
 undeveloped lease amortization    13,190       6,408      24,861      17,003
Selling and general expenses       15,965      17,171      31,367      34,778
Depreciation, depletion, and
 amortization                      45,275      57,169      94,111     115,859
Interest expense                    3,202       3,764       6,457       7,287
Interest capitalized               (2,379)     (2,274)     (4,546)     (4,223)
                                  -------     -------     -------     -------
  Total costs and expenses        472,474     408,149     866,196     799,928
                                  -------     -------     -------     -------

Income before income taxes         45,898      37,615      89,393      63,220
Federal and state income taxes      8,611       9,265      19,654      12,165
Foreign income taxes                9,215       7,787      17,653      14,465
                                  -------     -------     -------     -------

NET INCOME                      $  28,072      20,563      52,086      36,590
                                  =======     =======     =======     =======

Average Common shares
 outstanding                   44,922,887  44,880,513  44,912,798  44,877,722

Net income per Common share     $     .62         .46        1.16         .82
                                  =======     =======     =======     =======

Cash dividends per Common share $    .325        .325         .65         .65
                                  =======     =======     =======     =======

*Reclassified to conform to 1996 presentation.

See Notes to Consolidated Financial Statements, page 4.

              Murphy Oil Corporation and Consolidated Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Thousands of dollars)

                                                          Six Months Ended
                                                              June 30,
                                                          -----------------
                                                            1996      1995*
                                                          -------   -------
OPERATING ACTIVITIES
Net income                                               $ 52,086    36,590
Adjustments to reconcile net income to net cash
 provided by operating activities
  Depreciation, depletion, and amortization                94,111   115,859
  Provisions for major repairs                             12,588    12,649
  Expenditures for major repairs and dismantlement costs   (7,391)  (10,890)
  Exploratory expenditures charged against income          20,040    11,443
  Amortization of undeveloped leases                        4,821     5,560
  Deferred and noncurrent income tax charges (credits)      7,561    (5,720)
  Gains from disposition of assets                         (1,361)     (632)
  Other - net                                               1,929     7,986
                                                          -------   -------
                                                          184,384   172,845
  Net (increase) decrease in operating working capital
   other than cash and cash equivalents                     5,423      (432)
  Other adjustments related to operating activities         8,981     2,033
                                                          -------   -------
    Net cash provided by operating activities             198,788   174,446
                                                          -------   -------

INVESTING ACTIVITIES
Capital expenditures requiring cash                      (181,053) (132,394)
Proceeds from sale of property, plant, and equipment        5,572     1,307
Other - net                                                  (993)      339
                                                          -------   -------
    Net cash required by investing activities            (176,474) (130,748)
                                                          -------   -------

FINANCING ACTIVITIES
Decrease in notes payable and capitalized lease
 obligations                                                   (9)  (28,126)
Increase in nonrecourse debt of a subsidiary                4,433    27,710
Dividends paid                                            (29,143)  (29,131)
                                                          -------   -------
    Net cash required by financing activities             (24,719)  (29,547)
                                                          -------   -------

Effect of exchange rate changes on cash and cash
 equivalents                                                  114       795
                                                          -------   -------

Net increase (decrease) in cash and cash equivalents       (2,291)   14,946
Cash and cash equivalents at January 1                     62,284    71,144
                                                          -------   -------

Cash and cash equivalents at June 30                    $  59,993    86,090
                                                          =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid, net of refunds                  $  16,148    10,063
                                                          =======   =======

Interest paid, net of amounts capitalized               $     621       908
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

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 1995. In the opinion of the Company's management, the unaudited financial statements presented herein include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the Company's financial position at June 30, 1996, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the Company's 1995 Annual Report on Form 10-K, as certain notes and other pertinent information have been abbreviated in or omitted from this report.

Financial results for the six months ended June 30, 1996 are not necessarily indicative of future results.

NOTE B - ENVIRONMENTAL CONTINGENCIES

The Company's worldwide operations are subject to numerous laws and regulations designed to protect the environment and/or impose remedial obligations. In addition, the Company is involved in personal injury and property damage claims, allegedly caused by exposure to or by the release or disposal of materials manufactured or used in the Company's operations. The Company operates or has previously operated certain sites or facilities, including refineries, oil and gas fields, service stations, and terminals, for which known or potential obligations for environmental remediation exist.

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

The Company's reserve for remedial obligations, which is included in "Deferred Credits and Other Liabilities" in the Consolidated Balance Sheets, contains certain amounts that are based on anticipated regulatory approval of proposed remediation of sites formerly used for refinery waste. If regulatory authorities require more costly alternatives than the proposed processes, future expenditures could increase by up to an estimated $3 million above the amount reserved.

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

The Company believes that certain environmentally related liabilities and prior environmental expenditures are either covered by insurance or will be recovered from other sources. The outcome of potential insurance recoveries is the subject of ongoing litigation, including the appeal of a judgment awarded the Company in 1995. Since no assurance can be given that the judgment will be upheld upon appeal or that recoveries from other sources will occur, the Company has not recognized a benefit for these potential recoveries at June 30, 1996.

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

In the normal course of its business activities, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At June 30, 1996, the Company had contingent liabilities of $25 million on outstanding letters of credit. Contingent liabilities under certain financial guarantees were $17.7 million at June 30, 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE D - BUSINESS SEGMENTS (UNAUDITED)

                                        Three Mos. Ended     Three Mos. Ended
                                           June 30, l996        June 30, l995
- -----------------------------------------------------------------------------
(Millions of dollars)                   Revenues  Income    Revenues*  Income*
- -----------------------------------------------------------------------------
Petroleum
 Exploration and production**
   United States....................... $   58.5    14.5        53.2      5.8
   Canada..............................     40.2     8.4        37.4      7.1
   United Kingdom......................     28.5     1.3        25.3      1.4
   Ecuador.............................      8.8     3.1         6.1       .2
   Other international.................      2.2     (.3)        2.8      (.8)
- -----------------------------------------------------------------------------
                                           138.2    27.0       124.8     13.7
- -----------------------------------------------------------------------------
 Refining, marketing, and transportation
   United States ......................    334.2     (.6)      278.9      6.4
   United Kingdom .....................     70.6     (.6)       64.6        -
   Canada..............................      5.8     1.4         5.5      1.3
- -----------------------------------------------------------------------------
                                           410.6      .2       349.0      7.7
- -----------------------------------------------------------------------------
                                           548.8    27.2       473.8     21.4
 Intrasegment transfers elimination        (51.7)              (49.2)
- -----------------------------------------------------------------------------
     Total petroleum ..................    497.1    27.2       424.6     21.4
Farm, timber, and real estate--
 United States ........................     19.7     3.3        19.4      2.6
Corporate and other ...................      1.6    (2.4)        1.7     (3.4)
- -----------------------------------------------------------------------------
                                        $  518.4    28.1       445.7     20.6
=============================================================================

                                        Six Months Ended     Six Months Ended
                                           June 30, l996        June 30, l995
- -----------------------------------------------------------------------------
(Millions of dollars)                   Revenues  Income    Revenues*  Income*
- -----------------------------------------------------------------------------
Petroleum
 Exploration and production**
   United States....................... $  122.2    28.3       101.8      8.3
   Canada..............................     75.6    12.7        69.6     11.7
   United Kingdom......................     61.6     7.3        56.9      3.9
   Ecuador.............................     15.4     4.8        13.5      1.9
   Other international.................      5.3    (1.7)        7.2      1.0
- -----------------------------------------------------------------------------
                                           280.1    51.4       249.0     26.8
- -----------------------------------------------------------------------------
 Refining, marketing, and transportation
   United States ......................    581.2    (3.3)      508.2      (.2)
   United Kingdom .....................    141.6     (.8)      121.8     (2.0)
   Canada..............................     11.0     2.4        11.5      3.1
- -----------------------------------------------------------------------------
                                           733.8    (1.7)      641.5       .9
- -----------------------------------------------------------------------------
                                         1,013.9    49.7       890.5     27.7
 Intrasegment transfers elimination       (101.4)              (83.9)
- -----------------------------------------------------------------------------
     Total petroleum ..................    912.5    49.7       806.6     27.7
Farm, timber, and real estate--
 United States ........................     39.8     6.9        41.4      7.3
Corporate and other ...................      3.3    (4.5)        4.1     (5.4)
- -----------------------------------------------------------------------------
Revenues/income before special item ...    955.6    52.1       852.1     29.6
Adjustment of estimates for self-insured
 liabilities, net of taxes ............        -       -        11.0      7.0
- -----------------------------------------------------------------------------
                                        $  955.6    52.1       863.1     36.6
=============================================================================

 *Reclassified to conform to 1996 presentation.
**Additional details are presented in the tables on page 10.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Net income for the second quarter of 1996 totaled $28.1 million, $.62 a share, which compares to second quarter 1995 net income of $20.6 million, $.46 a share. Net cash from operating activities excluding changes in noncash working capital items totaled $98.8 million in the current quarter, up eight percent from a year ago.

Earnings for the second quarter of 1996 were up 36 percent compared to the second quarter a year ago, and up 17 percent from the first quarter of 1996. The current quarter saw a continuation of the strong performance of the Company's exploration and production operations, with earnings of $27 million nearly doubling the $13.7 million earned a year ago. A 46-percent increase in the average U.S. natural gas sales price and higher crude oil sales prices worldwide were the primary contributors to the improvement, partially offset by lower U.S. natural gas production and higher exploration expenses. Margins in the U.S. and U.K. downstream businesses continued to be under pressure, and worldwide downstream operations earned $.2 million compared to $7.7 million a year ago. Farm, timber, and real estate operations earned $3.3 million, up 27 percent compared to the second quarter of 1995; the increase was primarily due to earnings from real estate activities.

Exploration and production operations in the U.S. earned $14.5 million compared to $5.8 million in the second quarter of 1995. Earnings from exploration and production also improved in Canada, $8.4 million compared to $7.1 million a year ago, and in Ecuador, $3.1 million compared to $.2 million. Earnings for 1996 in the U.K. were $1.3 million compared to $1.4 million, while the loss from other international operations was $.3 million compared to $.8 million a year earlier. The Company's crude oil and condensate sales prices averaged $19.50 a barrel in the U.S. and $20.07 in the U.K., increases of 12 percent and 14 percent, respectively. In Canada, sales prices averaged $19.61 a barrel for light oil, $14.93 for heavy oil, and $20.67 for synthetic oil, up 10 percent, five percent, and 13 percent, respectively. The average crude oil price in Ecuador rose three percent to $14.96 a barrel. Total crude oil and gas liquids production averaged 54,925 barrels a day compared to 55,265 in the second quarter of 1995. U.S. production declined nine percent; U.K. production was basically unchanged. In Canada, light oil production declined four percent, while heavy oil production increased 11 percent. Production of synthetic oil in Canada was affected by a planned shutdown of processing facilities for maintenance and averaged 7,870 barrels a day compared to 9,457 in the second quarter of 1995. Production from Ecuador averaged 6,496 barrels a day compared to 4,630 a year ago. Murphy's average natural gas sales price in the U.S. was $2.36 a thousand cubic feet (MCF) in the current quarter compared to $1.62 a year ago. The average natural gas sales price in Canada was essentially unchanged at $1.01 an MCF. Sales prices averaged $2.57 an MCF in the U.K., up three percent, and $2.91 in Spain, down three percent. Total natural gas sales averaged 216 million cubic feet a day compared to 260 million a year ago. Sales of natural gas in the U.S. averaged 158 million cubic feet a day, down from 204 million in the second quarter of 1995. Exploration expenses totaled $13.2 million in the current quarter compared to $6.4 million a year ago. The tables on page 10 provide additional details of the results of exploration and production operations for the second quarter of each year.

Refining, marketing, and transportation operations in the U.S. lost $.6 million compared to earning $6.4 million a year ago. Results for the current quarter were favorably affected by $2.3 million after tax for improvements in estimated settlement costs of crude oil swap agreements. U.K. downstream operations also lost $.6 million in the current quarter compared to breaking even in the second quarter of 1995. Earnings from purchasing, transporting, and reselling crude oil in Canada were $1.4 million in the current quarter compared to $1.3 million a year ago. Refinery crude runs were 164,905 barrels a day compared to 155,858 in the second quarter of 1995. Refined product sales were 178,251 barrels a day, up from 162,454 a year ago.

Earnings from timber operations were basically unchanged from the second quarter of 1995. The volume of sawtimber harvested declined from 10.1 million board feet to 7.8 million in the current quarter,

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

and the average sales price was down 14 percent. Finished lumber prices were up four percent, but sales volumes declined four percent. Twenty-six lots were sold at the Chenal Valley development in western Little Rock during the second quarter of 1996 compared to 12 a year ago.

Corporate functions reflected a loss of $2.4 million in the current quarter compared to $3.4 million in the second quarter of 1995, with the improvement primarily relating to lower interest costs.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

For the first six months of 1996, net income totaled $52.1 million, $1.16 a share, compared to income before special items of $29.6 million, $.66 a share, for the first half of 1995. Income for the six months ended June 30, 1995 totaled $36.6 million, $.82 a share, and included a special benefit of $7 million, $.16 a share, from an adjustment of amounts previously reserved relating to matters for which the Company is self-insured.

The increase of 76 percent in year-to-date income before special items was primarily due to higher earnings from exploration and production operations, which nearly doubled because of higher crude oil prices and higher natural gas prices. Lower natural gas volumes and higher exploration expenses provided partial offsets. Financial results from downstream operations and farm, timber, and real estate activities were slightly lower.

Earnings from exploration and production for the six months ended June 30, 1996 were $51.4 million, up $24.6 million from 1995. Earnings from U.S. operations were especially strong, rising from $8.3 million for the first half of 1995 to $28.3 million. Other areas reflecting increased earnings were the U.K., up $3.4 million to $7.3 million; Ecuador, up $2.9 million to $4.8 million; and Canada, up $1 million to $12.7 million. Other international operations lost $1.7 million in the first six months of 1996 compared to earning $1 million in 1995; the decrease was primarily due to lower earnings in Spain. The Company's crude oil and condensate sales prices averaged $18.80 a barrel in the U.S. and $19.87 in the U.K., increases of 11 percent and 15 percent, respectively. In Canada, sales prices averaged $18.58 a barrel for light oil and $19.57 for synthetic oil, up nine percent and 10 percent, respectively; heavy oil prices decreased from $13.38 a barrel to $13.18. The average crude oil price in Ecuador was $14.67 a barrel, up five percent. Natural gas sales prices for the first half of 1996 averaged $2.61 an MCF in the U.S., up 67 percent; $1.04 in Canada, up two percent; $2.59 in the U.K., up five percent; and $2.82 in Spain, down three percent. Crude oil and gas liquids production for the first six months of 1996 averaged 54,917 barrels a day compared to 55,715 during the same period in 1995. Ecuadoran crude oil production was up 15 percent to 5,774 barrels a day, and Canadian heavy oil production increased 11 percent to 9,083. In other areas, crude oil and gas liquids production averaged 13,269 barrels a day in the U.S., down 703; 4,845 for Canadian light oil, down 360; 8,234 for Canadian synthetic crude, down 329; and 13,712 in the U.K., down 849. Crude oil production in other international operations was down 236 barrels a day from 1995. Total natural gas sales averaged 232 million cubic feet a day in 1996 compared to 273 million in 1995. Sales of natural gas in the U.S. averaged 162 million cubic feet a day, down 21 percent. In other areas, natural gas volumes increased 10 percent each in Canada and the U.K. but were down 25 percent in Spain. Exploration expenses totaled $24.9 million in the six months ended June 30, 1996 compared to $17 million a year ago. The tables on page 10 provide additional details of the results of exploration and production operations for the first half of each year.

Refining, marketing, and transportation operations lost $1.7 million in the first six months of 1996 compared to earning $.9 million for the same period last year; the unfavorable change was primarily because competitive market conditions did not allow higher crude oil costs to be completely passed on to customers through higher product prices. Downstream operations in the U.S. and the U.K. each recorded losses in both years; the loss in the U.S. increased from $.2 million in 1995 to $3.3 million, while the loss in the U.K. decreased from $2 million in 1995 to $.8 million. Earnings from purchasing,

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

transporting, and reselling crude oil in Canada were $2.4 million in the current year compared to $3.1 million a year ago. Refinery crude runs were 152,311 barrels a day compared to 153,170 a year ago. Petroleum product sales were 163,293 barrels a day, up from 158,019 in 1995.

Although sales at the Chenal Valley development in western Little Rock increased from 25 lots in the first six months of 1995 to 75 in 1996, earnings from farm, timber, and real estate operations were down from $7.3 million in 1995 to $6.9 million in 1996. The volume of sawtimber harvested declined five percent from 1995, and the average sawtimber price was down 21 percent. Lumber sales volumes declined three percent from last year, and the average lumber price was down five percent.

Financial results from corporate functions reflected a loss of $4.5 million in the first half of 1996 compared to $5.4 million a year ago. The improvement was primarily caused by lower interest costs.

FINANCIAL CONDITION

Cash provided by operating activities was $198.8 million for the first six months of 1996 compared to $174.4 million for the same period in 1995. The 1995 amount included a benefit of $7 million for adjustment of estimates for self-insured liabilities. Changes in operating working capital other than cash and cash equivalents provided cash of $5.4 million for the first six months of 1996 but required cash of $.4 million for the 1995 period. Cash provided by operating activities was reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $7.4 million in the current year and $10.9 million in 1995. Predominant uses of cash in both years were for capital expenditures (which, including amounts expensed, are summarized in the following table) and payment of dividends.

        -------------------------------------------------------
                                                     Six Months
                                                  Ended June 30,
        (Millions of dollars)                      1996    1995
        -------------------------------------------------------
        Exploration and production. . . . . . .  $159.5   101.9
        Refining, marketing, and transportation    16.7    25.9
        Farm, timber, and real estate . . . . .     4.4     3.7
        Corporate and other . . . . . . . . . .      .5      .9
                                                  -----   -----
                                                 $181.1   132.4
                                                  =====   =====

Working capital at June 30, 1996 was $96.8 million, down $7.7 million from December 31, 1995. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $100.5 million below current costs at June 30, 1996.

At June 30, 1996, nonrecourse debt of a subsidiary was $175.9 million; the increase of $4.4 million during the first six months of 1996 was attributable to financing a portion of development costs for the period that related to the Hibernia oil field, offshore Newfoundland. Notes payable and capitalized lease obligations were unchanged. A summary of capital employed follows.

   --------------------------------------------------------------------------
                                            June 30, 1996   December 31, 1995
   --------------------------------------------------------------------------
   (Millions of dollars)                     Amount     %        Amount     %
   --------------------------------------------------------------------------
   Notes payable and capitalized lease
    obligations..........................  $   22.4     2          22.4     2
   Nonrecourse debt of a subsidiary .....     175.9    13         171.5    13
   Stockholders' equity..................   1,124.6    85       1,101.1    85
                                            -------   ---       -------   ---
                                           $1,322.9   100       1,295.0   100
                                            =======   ===       =======   ===


OIL AND GAS OPERATING RESULTS (UNAUDITED)
- -----------------------------------------------------------------------------
                                          United              Synthetic
                           United           King- Ecua-          Oil -
(Millions of dollars)      States  Canada    dom   dor  Other   Canada  Total
- -----------------------------------------------------------------------------
THREE MONTHS ENDED
 JUNE 30, 1996
- -----------------------------------------------------------------------------
Oil and gas sales and
 operating revenues        $ 58.5    25.4   28.5   8.8    2.2     14.8  138.2
Production costs             12.4     7.0    7.9   3.0     .4      9.1   39.8
Depreciation, depletion,
 and amortization            15.2     6.0    9.8   2.4    1.2      1.3   35.9
Exploration expenses
  Dry hole costs              3.2      .1    3.7     -      -        -    7.0
  Geological and geophysical
   costs                       .9      .3     .9     -    (.2)       -    1.9
  Other costs                  .7      .2     .5     -     .6        -    2.0
- -----------------------------------------------------------------------------
                              4.8      .6    5.1     -     .4        -   10.9
  Undeveloped lease
   amortization               1.6      .7      -     -      -        -    2.3
- -----------------------------------------------------------------------------
    Total exploration
     expenses                 6.4     1.3    5.1     -     .4        -   13.2
- -----------------------------------------------------------------------------
Selling and general expenses  3.4     1.3     .7     -     .4        -    5.8
Income tax provisions         6.6     4.2    3.7    .3     .1      1.6   16.5
- -----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $ 14.5     5.6    1.3   3.1    (.3)     2.8   27.0
=============================================================================

THREE MONTHS ENDED
 JUNE 30, 1995*
- -----------------------------------------------------------------------------
Oil and gas sales and
 operating revenues        $ 53.2    21.7   25.3   6.1    2.8     15.7  124.8
Production costs             12.7     6.4    9.1   2.9     .1     10.2   41.4
Depreciation, depletion,
 and amortization            24.3     5.3   10.9   2.6    1.8      1.2   46.1
Exploration expenses
  Dry hole costs                -       -    (.1)    -      -        -    (.1)
  Geological and geophysical
   costs                      1.0      .3     .2     -     .6        -    2.1
  Other costs                  .8      .1     .3     -     .5        -    1.7
- -----------------------------------------------------------------------------
                              1.8      .4     .4     -    1.1        -    3.7
  Undeveloped lease
   amortization               1.7      .7      -     -     .3        -    2.7
- -----------------------------------------------------------------------------
    Total exploration
     expenses                 3.5     1.1     .4     -    1.4        -    6.4
- -----------------------------------------------------------------------------
Selling and general expenses  3.6     1.2     .9    .1     .2       .1    6.1
Income tax provisions         3.3     3.2    2.6    .3     .1      1.6   11.1
- -----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $  5.8     4.5    1.4    .2    (.8)     2.6   13.7
=============================================================================

SIX MONTHS ENDED JUNE
 30, 1996
- -----------------------------------------------------------------------------
Oil and gas sales and
 operating revenues        $122.2    46.3   61.6  15.4    5.3     29.3  280.1
Production costs             25.8    14.1   16.6   5.7     .6     19.1   81.9
Depreciation, depletion,
 and amortization            32.0    12.0   21.0   4.3    3.1      2.7   75.1
Exploration expenses
  Dry hole costs              5.2      .7    3.7     -      -        -    9.6
  Geological and
   geophysical costs          3.4     1.3    1.1     -     .6        -    6.4
  Other costs                 1.4      .3     .8     -    1.6        -    4.1
- -----------------------------------------------------------------------------
                             10.0     2.3    5.6     -    2.2        -   20.1
  Undeveloped lease
   amortization               3.4     1.4      -     -      -        -    4.8
- -----------------------------------------------------------------------------
    Total exploration
     expenses                13.4     3.7    5.6     -    2.2        -   24.9
- -----------------------------------------------------------------------------
Selling and general expenses  6.6     2.6    1.5    .1     .6        -   11.4
Income tax provisions        16.1     5.9    9.6    .5     .5      2.8   35.4
- -----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $ 28.3     8.0    7.3   4.8   (1.7)     4.7   51.4
=============================================================================

SIX MONTHS ENDED
 JUNE 30, 1995*
- -----------------------------------------------------------------------------
Oil and gas sales and
 operating revenues        $101.8    42.0   56.9  13.5    7.2     27.6  249.0
Production costs             26.7    12.2   17.5   5.5     .5     18.4   80.8
Depreciation, depletion,
 and amortization            48.2    10.5   25.3   5.6    2.0      2.2   93.8
Exploration expenses
  Dry hole costs               .8     1.2     .6     -      -        -    2.6
  Geological and
   geophysical costs          2.3     1.4     .4     -    1.1        -    5.2
  Other costs                 1.4      .3     .7     -    1.2        -    3.6
- -----------------------------------------------------------------------------
                              4.5     2.9    1.7     -    2.3        -   11.4
  Undeveloped lease
   amortization               3.5     1.4      -     -     .7        -    5.6
- -----------------------------------------------------------------------------
    Total exploration
     expenses                 8.0     4.3    1.7     -    3.0        -   17.0
- -----------------------------------------------------------------------------
Selling and general expenses  7.1     2.5    1.8    .1     .6       .1   12.2
Income tax provisions         3.5     5.1    6.7    .4     .1      2.6   18.4
- -----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $  8.3     7.4    3.9   1.9    1.0      4.3   26.8
=============================================================================

*Reclassified to conform to 1996 presentation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     (a) A wholly owned subsidiary, Murphy Oil USA, Inc., in connection with its ownership and operation of two oil refineries in the U.S., is a defendant in two governmental actions that: (1) seek monetary sanctions of $100,000 or more, and (2) arise under enacted provisions that regulate the discharge of materials into the environment or have the purpose of protecting the environment. These actions individually or in the aggregate are not material to the financial condition of the Company.

     (b) The Company and its subsidiaries are engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business and none of which is material as defined by the rules and regulations of the U.S. Securities and Exchange Commission.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of security holders on May 8, 1996, the directors proposed by management were elected with a tabulation of shares as shown below.

                                         For           Withheld
                                      ----------      ---------
             B. R. R. Butler          36,295,722      1,270,508
             George S. Dembroski      36,288,676      1,277,554
             Claiborne P. Deming      36,292,081      1,274,149
             H. Rodes Hart            36,294,294      1,271,936
             Vester T. Hughes Jr.     36,295,341      1,270,889
             C. H. Murphy Jr.         36,293,120      1,273,110
             Michael W. Murphy        36,296,196      1,270,034
             R. Madison Murphy        36,296,196      1,270,034
             William C. Nolan Jr.     36,295,541      1,270,689
             Caroline G. Theus        36,296,727      1,269,503
             Lorne C. Webster         36,295,066      1,271,164

         In addition, the earlier appointment of KPMG Peat Marwick LLP by the Board of Directors as independent auditors for 1996 was ratified with 37,524,036 shares voted in favor, 27,219 shares voted in opposition, and 14,975 shares not voted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The Exhibit Index on page 12 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

     (b) No reports on Form 8-K have been filed for the quarter covered by this report.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MURPHY OIL CORPORATION
                                        (Registrant)

                                   By   /s/ Ronald W. Herman
                                        --------------------
                                        Ronald W. Herman, Controller
                                        (Chief Accounting Officer and Duly
                                        Authorized Officer)
August 6, 1996
   (Date)

                               EXHIBIT INDEX

 Ex.                                                  Page Number or
 No.                                          Incorporation by Reference to
- ----                                         ---------------------------------

 3.1  Certificate of Incorporation of        Exhibit 3.1, Page Ex. 3.1-0, of
      Murphy Oil Corporation as of           Murphy's Annual Report on Form
      September 25, 1986                     10-K for the year ended December
                                             31, 1991

 3.2  Bylaws of Murphy Oil Corporation       Exhibit 3.3, Page Ex.3.3-1, of
      at October 4, 1995                     Murphy's Annual Report on Form
                                             10-K for the year ended
                                             December 31, 1995

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

 4.1  Rights Agreement dated as of           Exhibit 4.1, Page Ex. 4.1-0, of
      December 6, 1989 between Murphy Oil    Murphy's Annual Report on Form
      Corporation and Harris Trust Company   10-K for the year ended
      of New York, as Rights Agent           December 31, 1994

10.1  1982 Management Incentive Plan         Exhibit 10.2, Page Ex. 10.2-0, of
                                             Murphy's Annual Report on Form
                                             10-K for the year ended
                                             December 31, 1991

10.2  1987 Management Incentive Plan         Exhibit 10.2, Page Ex. 10.2-0, of
      (adopted May 13, 1987, amended         Murphy's Annual Report on Form
      February 7, 1990 retroactive to        10-K for the year ended
      February 3, 1988)                      December 31, 1994

10.3  1992 Stock Incentive Plan              Exhibit 10.3, Page Ex. 10.3-0, of
                                             Murphy's Annual Report on Form
                                             10-K for the year ended December
                                             31, 1992

27.1  Financial Data Schedule for the six    (Electronic filing only)
      months ended June 30, 1996

27.2  Restated Financial Data Schedule       (Electronic filing only)
      for the six months ended
      June 30, 1995

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.