Form 10-K
period 1996-12-31
MURPHY OIL CORP /DE
filed 1997-03-27
CIK 717423

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     For the fiscal year ended DECEMBER 31, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from __________ to _________

                         Commission file number 1-8590

                             MURPHY OIL CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                71-0361522
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)              Identification Number)


   200 Peach Street, P. O. Box 7000, El Dorado, Arkansas           71731-7000
          (Address of principal executive offices)                 (Zip Code)

    Registrant's telephone number, including area code:  (501) 862-6411
                                                         (until April 14, 1997)
                                                         (870) 862-6411
                                                         (after April 14, 1997)

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

   Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X    No
                            ---       ---.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based on average price at February 28, 1997 as quoted by the New York Stock Exchange, was approximately $1,555,503,000.

Number of shares of Common Stock, $1.00 Par Value, outstanding at February 28, 1997, was 44,873,752.

                      Documents incorporated by reference:

The Registrant's definitive Proxy Statement relating to the Annual Meeting of
Stockholders on May 14, 1997                                          (Part III)

================================================================================

                   TABLE OF CONTENTS - 1996 FORM 10-K REPORT

                                                                     Page
                                                                    Numbers
                                                                    -------
                     PART I

Item  1.   Business                                                    3

Item  2.   Properties                                                  3

Item  3.   Legal Proceedings                                           8

Item  4.   Submission of Matters to a Vote of Security Holders         8

                     PART II

Item  5.   Market for Registrant's Common Equity and
           Related Stockholder Matters                                 9

Item  6.   Selected Financial Data                                     9

Item  7.   Management's Discussion and Analysis of
           Financial Condition and Results of Operation                9

Item  8.   Financial Statements and Supplementary Data                 9

Item  9.   Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure                      9

                     PART III

Item 10.   Directors and Executive Officers of the Registrant          9

Item 11.   Executive Compensation                                      9

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                  9

Item 13.   Certain Relationships and Related Transactions              9

                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                        10

Signatures                                                            11

Exhibit Index                                                         12

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES.

     SUMMARY

     Murphy Oil Corporation is a worldwide oil and gas exploration and production company with refining and marketing operations in the United States and the United Kingdom as well as pipeline and crude oil trading operations in Canada. As used in this report, the terms Murphy, we, our, its, and Company may refer to Murphy Oil Corporation or any one or more of its consolidated subsidiaries.

     The Company was originally incorporated in Louisiana in 1950 as Murphy Corporation; reincorporated in Delaware in 1964, at which time it adopted the name Murphy Oil Corporation; and reorganized in 1983 to operate solely as a holding company of its various businesses. Its activities are classified into two business segments: (1) "Exploration and Production," and (2) "Refining, Marketing, and Transportation." Additionally, "Corporate" activities include interest income, interest expense, and overhead not allocated to either of the business segments. On December 31, 1996, Murphy completed a spin-off to its stockholders of its wholly owned farm, timber, and real estate subsidiary, Deltic Farm & Timber Co., Inc. (reincorporated in Delaware as "Deltic Timber Corporation"). On November 6, 1996, Murphy announced the signing of a Memorandum of Understanding to merge its refining and marketing interests in the United Kingdom with those of Elf Oil U.K. Limited, a wholly owned subsidiary of Elf Aquitaine of France, and Gulf Oil (Great Britain) Ltd., a wholly owned subsidiary of Chevron Corporation; but on March 13, 1997, the Company elected to withdraw from further participation in the merger negotiations.

     The information appearing on pages 2 through 50 of the 1996 Annual Report to Security Holders (1996 Annual Report) is incorporated in this Annual Report on Form 10-K as Exhibit 13 and is deemed to be filed as part of this 10-K report as indicated under Items 1, 2, 3, 5, 6, 7, 8, and 14. A narrative of the graphic and image information that appears in the paper format version of Exhibit 13 on pages 2 through 50 is included in the electronic Form 10-K document as an appendix to Exhibit 13 (pages A-1 through A-8).

     In addition to the following information about each business segment, data relative to Murphy's operations, properties, and industry segments, including revenues by class of products and financial information by geographic areas, are described on pages 22 through 29, 36, 43, and 46 through 47 of the 1996 Annual Report, which is filed in this 10-K report as
     Exhibit 13.

     EXPLORATION AND PRODUCTION

     During 1996, Murphy's principal exploration and/or production activities were conducted in the United States and Ecuador by wholly owned Murphy Exploration & Production Company (Murphy Expro) and its subsidiaries; in Canada by wholly owned Murphy Oil Company Ltd. (MOCL) and its subsidiaries; and in the U.K. North Sea by wholly owned Murphy Petroleum Limited. Murphy's crude oil and natural gas liquids production in 1996 was in the United States, Canada, the U.K. North Sea, and Ecuador; its natural gas was produced and sold in the United States, Canada, the U.K. North Sea, and Spain. MOCL also has a five-percent interest in Syncrude Canada Ltd., which extracts synthetic crude oil from oil sand deposits in northern Alberta. In addition, subsidiaries of Murphy Expro conducted exploration activities in various other countries including China, Ireland, Peru, the Falkland Islands, Bangladesh, and Pakistan.

     Murphy's estimated net quantities of proved oil and gas reserves and proved developed oil and gas reserves at January 1, 1994 and at December 31, 1994, 1995, and 1996 by geographic area are reported on page 45 of the 1996 Annual Report, which is filed in this 10-K report as Exhibit 13. Murphy has not filed and is not required to file any estimates of its total proved net oil or gas reserves on a recurring basis with any federal or foreign governmental regulatory authority or agency other than the U.S. Securities and Exchange Commission. Annually, Murphy reports gross reserves of properties operated in the United States to the U.S. Department of Energy; such reserves are derived from the same data from which estimated net proved reserves of such properties are determined.

     Net crude oil, condensate, and gas liquids production and net natural gas sales by geographic area with weighted average sales prices for each of the five years ended December 31, 1996 are shown on page 49 of the 1996 Annual Report, which is filed in this 10-K report as Exhibit 13.

     EXPLORATION AND PRODUCTION (Contd.)

     Production costs in U.S. dollars per equivalent barrel produced, including natural gas volumes converted to equivalent barrels of crude oil on the basis of approximate relative energy content, are discussed on pages 24 and 25 of the 1996 Annual Report, which is filed in this 10-K report as Exhibit 13.

     Supplemental disclosures about oil and gas producing activities are reported on pages 44 through 48 of the 1996 Annual Report, which is filed in this 10-K report as Exhibit 13.

     At December 31, 1996, Murphy held leases, concessions, contracts, or permits on nonproducing and producing acreage as shown by country in the following table. Gross acres are those in which all or part of the working interest is owned by Murphy; net acres are the portions of the gross acres applicable to Murphy's working interest. All amounts shown are in thousands of acres.

                                              Nonproducing         Producing              Total
                                             --------------      --------------       --------------
       Country                               Gross    Net        Gross    Net         Gross    Net
       -------                               ------  ------      ------  ------       ------  ------
       United States - Onshore                   14       7          39      20           53      27
                     - Gulf of Mexico           598     369         392     144          990     513
                     - Frontier                 122      88           -       -          122      88
                                             ------  ------      ------  ------       ------  ------
         Total United States                    734     464         431     164        1,165     628
                                             ------  ------      ------  ------       ------  ------

       Canada        - Onshore                  773     468         409     169        1,182     637
                     - Offshore                 147      26           -       -          147      26
                     - Oil sands                167      40          13       5          180      45
                                             ------  ------      ------  ------       ------  ------
         Total Canada                         1,087     534         422     174        1,509     708
                                             ------  ------      ------  ------       ------  ------

       United Kingdom                           658     151         100      21          758     172
       Ecuador                                    -       -         494      99          494      99
       China                                    563     254           -       -          563     254
       Falkland Islands                         401     100           -       -          401     100
       Ireland                                  650     162           -       -          650     162
       Pakistan                               9,545   7,850           -       -        9,545   7,850
       Peru                                   2,486   2,486           -       -        2,486   2,486
       Spain                                     89      16           -       -           89      16
       Tunisia                                  165      42           -       -          165      42
                                             ------  ------      ------  ------       ------  ------
         Totals                              16,378  12,059       1,447     458       17,825  12,517
                                             ======  ======      ======  ======       ======  ======

     Oil and gas wells producing or capable of producing at December 31, 1996 are summarized in the following table. Gross wells are those in which all or part of the working interest is owned by Murphy. Net wells are the portions of the gross wells applicable to Murphy's working interest.

                                                     Oil Wells     Gas Wells
                                                   -------------  ------------
       Country                                     Gross    Net   Gross   Net
       -------                                     ------  -----  -----  -----
       United States                                 348   154.3    281  117.2
       Canada                                      4,150   780.0    790  250.0
       United Kingdom                                 83    11.1     20    1.5
       Ecuador                                        37     7.4      -      -
                                                   -----   -----  -----  -----
         Totals                                    4,618   952.8  1,091  368.7
                                                   =====   =====  =====  =====

       Wells included above with multiple
        completions and counted as one well each      93    42.4     83   59.2

     EXPLORATION AND PRODUCTION (Contd.)

     Murphy's net wells drilled in the last three years are summarized in the following table.

                         United                      United
                         States        Canada       Kingdom        Ecuador         Other         Totals
                      ------------  ------------  ------------  --------------  ------------  ------------
                       Pro-          Pro-          Pro-          Pro-            Pro-          Pro-
                      ductive  Dry  ductive  Dry  ductive  Dry  ductive   Dry   ductive  Dry  ductive  Dry
                      -------  ---  -------  ---  -------  ---  -------  -----  -------  ---  -------  ---

      1996
      ----
      Exploratory        13.8  3.9      5.3  4.0        -  1.1        -      -       .4    -     19.5  9.0


      Development         4.6    -     70.2  2.5      1.0   .1      2.2      -        -    -     78.0  2.6


      1995
      ----
      Exploratory         4.6  1.9      6.0  4.3       .3   .1        -      -        -   .5     10.9  6.8


      Development         2.0    -     25.9  1.6       .8    -      2.8      -        -    -     31.5  1.6


      1994
      ----
      Exploratory         6.1  4.0      5.4  5.0       .5   .5        -      -        -    -     12.0  9.5


      Development          .5   .1     29.8  1.5       .6    -      2.0      -        -    -     32.9  1.6

     Murphy's drilling wells in progress at December 31, 1996 are summarized as follows.

                                                                 Exploratory      Development        Totals
                                                                 -----------      -----------      -----------
       Country                                                   Gross   Net      Gross   Net      Gross   Net
       -------                                                   -----   ---      -----   ---      -----   ---
       United States                                                 5   2.9          4   2.6          9   5.5
       Canada                                                        -     -          2   1.8          2   1.8
       United Kingdom                                                -     -          5    .5          5    .5
       Ecuador                                                       -     -          1    .2          1    .2
                                                                  ----   ---        ---   ---         --  ----
         Totals                                                      5   2.9         12   5.1         17   8.0
                                                                  ====   ===        ===   ===         ==  ====

     Additional information about current exploration and production activities is reported on pages 2 through 13 of the 1996 Annual Report, which is filed in this 10-K report as Exhibit 13.

     REFINING, MARKETING, AND TRANSPORTATION

     Murphy Oil USA, Inc. (MOUSA), a wholly owned subsidiary, owns and operates two refineries in the United States. The refinery at Superior, Wisconsin is located on fee land. The Meraux, Louisiana refinery is located on fee land and two leases that expire in 2010 and 2021, at which times the Company has options to purchase the leased acreage at fixed prices. Murco Petroleum Limited (Murco), a wholly owned U.K. subsidiary serviced by Murphy Eastern Oil Company, has an effective 30-percent interest in a 108,000-barrel-a-day refinery at Milford Haven, Wales. Refinery capacities at December 31, 1996 are shown in the following table.

     REFINING, MARKETING, AND TRANSPORTATION (Contd.)

                                                                      Milford Haven,
                                              Meraux,      Superior,      Wales
                                             Louisiana     Wisconsin  (Murco's 30%)   Totals
                                           --------------  ---------  -------------  ---------
      Crude capacity - b/sd*                      100,000     35,000       32,400      167,400

      Process capacities - b/sd*
        Vacuum distillation                        50,000     20,500       16,500       87,000
        Catalytic cracking - fresh feed            38,000     11,000        9,960       58,960
        Pretreating cat-reforming feeds            22,000      9,000        5,490       36,490
        Catalytic reforming                        18,000      8,000        5,490       31,490
        Distillate hydrotreating                   15,000      5,800       20,250       41,050
        Gas oil hydrotreating                      27,500          -            -       27,500
        Solvent deasphalting                       18,000          -            -       18,000
        Isomerization                                   -      2,000        2,250        4,250

      Production capacities - b/sd*
        Alkylation                                  8,500      1,500        1,680       11,680
        Asphalt                                         -      7,500            -        7,500

      Crude oil and product storage
       capacities - bbls.                       4,453,000  2,852,000    2,638,000    9,943,000

        *Barrels per stream day.

     Murphy distributes refined products from 56 terminal locations in the United States to retail and wholesale accounts in the United States (MOUSA) and Canada (MOCL) under the brand names SPUR(R) and Murphy USA and to unbranded wholesale accounts. Ten terminals are wholly owned and operated by MOUSA, 16 are jointly owned and operated by others, and the remaining 30 are owned by others. Of the terminals wholly owned or jointly owned by MOUSA, four are marine terminals, two are supplied by truck, two are adjacent to MOUSA's refineries, and 18 are supplied by pipeline. MOUSA receives products at the terminals owned by others in exchange for deliveries from the Company's wholly owned and jointly owned terminals. At the end of 1996, refined products were marketed at wholesale and/or retail through 527 branded stations in 17 southeastern and upper-midwestern states and seven branded stations in the Thunder Bay area of Ontario, Canada.

     At the end of 1996, Murco distributed refined products in the United Kingdom from the Milford Haven refinery; three wholly owned, rail-fed terminals; eight terminals owned by others where products are received in exchange for deliveries from the Company's wholly owned terminals; and 424 branded stations under the brand names MURCO and EP.

     Murphy owns a 20-percent interest in a 120-mile, 165,000-barrel-a-day refined products pipeline that transports products from the Meraux refinery to two common carrier pipelines serving Murphy's marketing area in the southeastern United States. The Company also owns a 22-percent interest in a 312-mile crude oil pipeline in Montana and Wyoming with a capacity of 120,000 barrels a day and a 3.2-percent interest in LOOP Inc., which provides deep-water off-loading accommodations off the Louisiana coast for oil tankers and onshore facilities for storage of crude oil. In addition, Murphy owns 29.4 percent of a 22-mile, 300,000-barrel-a-day crude oil pipeline between LOOP storage at Clovelly, Louisiana and Alliance, Louisiana and 100 percent of a 24-mile, 200,000-barrel-a-day crude oil pipeline from Alliance to the Meraux refinery. The pipeline from Alliance to Meraux is also connected to another company's pipeline system, allowing crude oil transported by that system to be shipped to the refinery.

     REFINING, MARKETING, AND TRANSPORTATION (Contd.)

     At December 31, 1996, MOCL operated the following Canadian crude oil pipelines, with the ownership percentage, extent, and capacity in barrels a day of each as shown. MOCL also operated and owned all or most of several short lateral connecting pipelines.

       Name           Description            Percent  Miles  Bbls./Day  Route
       ----           -----------            -------  -----  ---------  -----
       Manito         Dual heavy oil            52.5    101     50,000  Dulwich to Kerrobert, Sask.
       North-Sask     Dual heavy oil              36     40     22,000  Paradise Hill to Dulwich, Sask.
       Cactus Lake    Dual heavy oil            13.1     40     38,000  Cactus Lake to Kerrobert, Sask.
       Bodo           Dual heavy oil              41     15      9,000  Bodo, Alta. to Cactus Lake, Sask.
       Milk River     Dual medium/light oil      100   10.5    118,000  Milk River, Alta. to U.S. border
       Wascana        Single light oil           100    108     45,000  Regina, Sask. to U.S. border
       Eyehill        Dual heavy oil             100     28     15,000  Eyehill to Unity, Sask.

     Additional information about current refining, marketing, and transportation activities and a statistical summary of key operating and financial indicators for each of the five years ended December 31, 1996 are reported on pages 3, 14 through 21, and 50 of the 1996 Annual Report, which is filed in this 10-K report as Exhibit 13.

     EMPLOYEES

     Murphy had 1,339 full-time employees at December 31, 1996.

     COMPETITION AND OTHER CONDITIONS WHICH MAY AFFECT BUSINESS

     Murphy operates in the oil industry and experiences intense competition from other oil and gas companies, many of which have substantially greater resources. In addition, the oil industry as a whole competes with other industries in supplying energy requirements around the world. Murphy is a net purchaser of crude oil and other refinery feedstocks and occasionally purchases refined products and may therefore be required to respond to operating and pricing policies of others, including producing country governments from whom it makes purchases. Additional information concerning current conditions of the Company's business is reported under the caption "Outlook" on page 28 of the 1996 Annual Report, which is filed in this 10-K report as Exhibit 13.

     The operations and earnings of Murphy have been and continue to be affected by worldwide political developments. Many governments, including those that are members of the Organization of Petroleum Exporting Countries (OPEC), unilaterally intervene at times in the orderly market of crude oil and natural gas produced in their countries through such actions as fixing prices and determining rates of production and who may sell and buy the production. In addition, prices and availability of crude oil, natural gas, and refined products could be influenced by political unrest and by various governmental policies to restrict or increase petroleum usage and supply. Other governmental actions that could affect Murphy's operations and earnings include tax changes and regulations concerning: currency fluctuations, protection and/or remediation of the environment (See the caption "Environmental" on page 27 of the 1996 Annual Report, which is filed in this 10-K report as Exhibit 13.), preferential and discriminatory awarding of oil and gas leases, restraints and controls on imports and exports, safety, and relationships between employers and employees. Because these and other government-influenced factors too numerous to list are subject to constant changes dictated by political considerations and are often made in great haste in response to changing internal and worldwide economic conditions and to actions of other governments or specific events, it is not practical to attempt to predict the effects of such factors on Murphy's future operations and earnings.

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

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The age (at January 1, 1997), present corporate office, and length of service in office of each of the Company's executive officers and persons chosen to become executive officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

      R. Madison Murphy - Age 39; Chairman of the Board since October 1994. Mr. Murphy had been Executive Vice President and Chief Financial and Administrative Officer, Director, and Member of the Executive Committee since 1993. Prior to that, he was Executive Vice President and Chief Financial Officer from 1992 to 1993; Vice President, Planning/Treasury, from 1991 to 1992; and Vice President, Planning, from 1988 to 1991, with additional duties as Treasurer from 1990 until August 1991.

      Claiborne P. Deming - Age 42; President and Chief Executive Officer since
        October 1994 and Director and Member of the Executive Committee since 1993. In 1992, he became Executive Vice President and Chief Operating Officer. Mr. Deming was President of MOUSA from 1989 to 1992 and Vice President, Petroleum Operations, for Murphy from 1988 to 1989.

      Steven A. Cosse - Age 49; Senior Vice President since October 1994 and
        General Counsel since August 1991. Mr. Cosse was elected Vice President in 1993. For the eight years prior to August 1991, he was General Counsel for Murphy Expro, at that time named Ocean Drilling & Exploration Company (ODECO), a majority-owned subsidiary of Murphy.

      Herbert A. Fox Jr. - Age 62; Vice President since October 1994. Mr. Fox has also been President of MOUSA since 1992. He served with MOUSA as Vice President, Manufacturing, from 1990 to 1992 and as Manager of Crude Supply from 1973 to 1990.

      Bill H. Stobaugh - Age 45; Vice President since May 1995, when he joined the Company. Prior to that, he had held various engineering, planning, and managerial positions, the most recent being with an engineering consulting firm.

      Odie F. Vaughan - Age 60; Treasurer since August 1991.  From 1975 through
        July 1991, he was with ODECO as Vice President of Taxes and Treasurer.

      Ronald W. Herman - Age 59; Controller since August 1991.  He was
        Controller of ODECO from 1977 through July 1991.

      Walter K. Compton - Age 34; Secretary since December 1996. He has been an attorney with the Company since 1988 and became Manager, Law Department, in November 1996.

ITEM 3.    LEGAL PROCEEDINGS.

     Information related to legal proceedings contained in Note Q, page 42 of the 1996 Annual Report, which is filed in this 10-K report as Exhibit 13, is incorporated herein. Also, MOUSA, in connection with its ownership and operation of two oil refineries in the United States, is a defendant in two governmental actions that: (1) seek monetary sanctions of $100,000 or more, and (2) arise under enacted provisions that regulate the discharge of materials into the environment or have the purpose of protecting the environment. These actions individually or in the aggregate are not material to the financial condition of the Company. In addition, Murphy and its subsidiaries are engaged in a number of other legal proceedings, all of which Murphy considers routine and incidental to its business and none of which is material as defined by the rules and regulations of the U.S. Securities and Exchange Commission.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange and the Toronto Stock Exchange. Other information required by this item is reported on page 29 of the 1996 Annual Report, which is filed in this 10-K report as Exhibit 13.

ITEM 6.    SELECTED FINANCIAL DATA.

     Information required by this item appears on page 22 of the 1996 Annual Report, which is filed in this 10-K report as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Information required by this item appears on pages 23 through 28 of the 1996 Annual Report, which is filed in this 10-K report as Exhibit 13.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information required by this item appears on pages 29 through 48 of the 1996 Annual Report, which is filed in this 10-K report as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information regarding executive officers of the Company is included in Part I, page 8, of this 10-K report. Other information required by this item is incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders on May 14, 1997, under the caption "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION.

     Information required by this item is incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders on May 14, 1997, under the captions "Compensation of Directors," "Executive Compensation," "Option Exercises and Fiscal Year-End Values," "Option Grants," "Compensation Committee Report for 1996," "Shareholder Return Performance Presentation," and "Retirement Plans."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders on May 14, 1997, under the caption "Certain Stock Ownerships."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders on May 14, 1997, under the caption "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) 1.  FINANCIAL STATEMENTS

      The following consolidated financial statements of Murphy Oil Corporation and consolidated subsidiaries are included on the pages indicated of the 1996 Annual Report, which is filed in this 10-K report as Exhibit 13.

                                                            Exhibit 13
                                                             Page Nos.
                                                           -------------
        Independent Auditors' Report                             30
        Consolidated Statements of Income                        31
        Consolidated Balance Sheets                              32
        Consolidated Statements of Cash Flows                    33
        Consolidated Statements of Stockholders' Equity          34
        Notes to Consolidated Financial Statements         35 through 43

 (a)  2. FINANCIAL STATEMENT SCHEDULES

      Financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

 (a)  3.  EXHIBITS

      The Exhibit Index on page 12 of this 10-K report lists the exhibits that are hereby filed or incorporated by reference.

 (b)  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY OIL CORPORATION


By  /s/   CLAIBORNE P. DEMING               Date:        March 25, 1997
   ----------------------------------            -------------------------------
     Claiborne P. Deming, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 1997 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ R. MADISON MURPHY                     /s/ MICHAEL W. MURPHY
-------------------------------------     -------------------------------------
R. Madison Murphy,                        Michael W. Murphy, Director
Chairman and Director


/s/ CLAIBORNE P. DEMING                   /s/ WILLIAM C. NOLAN JR.
-------------------------------------     -------------------------------------
Claiborne P. Deming, President and        William C. Nolan Jr., Director
Chief Executive Officer and Director
(Principal Executive Officer)


/s/ B. R. R. BUTLER                       /s/ CAROLINE G. THEUS
-------------------------------------     -------------------------------------
B. R. R. Butler, Director                 Caroline G. Theus, Director


/s/ GEORGE S. DEMBROSKI                   /s/ LORNE C. WEBSTER
-------------------------------------     -------------------------------------
George S. Dembroski, Director             Lorne C. Webster, Director


/s/ H. RODES HART                         /s/ STEVEN A. COSSE
-------------------------------------     -------------------------------------
H. Rodes Hart, Director                   Steven A. Cosse, Senior Vice
                                          President and General Counsel
                                          (Principal Financial Officer)


/s/ VESTER T. HUGHES JR.                  /s/ RONALD W. HERMAN
-------------------------------------     -------------------------------------
Vester T. Hughes Jr., Director            Ronald W. Herman, Controller
                                          (Principal Accounting Officer)

/s/ C. H. MURPHY JR.
-------------------------------------
C. H. Murphy Jr., Director

                                 EXHIBIT INDEX

Exhibit                                                                    Page Number or
  No.                                                                Incorporation by Reference to
-------                                                         -----------------------------------------
  3.1      Certificate of Incorporation of                        Page Ex. 3.1-1
           Murphy Oil Corporation as of
           September 25, 1986

  3.2      Bylaws of Murphy Oil Corporation at                    Exhibit 3.3, Page Ex. 3.3-1, of Murphy's
           October 4, 1995                                        Annual Report on Form 10-K for the year
                                                                  ended December 31, 1995

  4        Instruments Defining the Rights of Security
           Holders. Murphy is party to several long-term debt instruments, none of which authorizes securities that exceed 10 percent of the total assets of Murphy and its subsidiaries on a consolidated basis. Pursuant to Regulation S-K, item 601(b), paragraph 4(iii)(A), Murphy agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

  4.1      Rights Agreement dated as of December 6,               Exhibit 4.1, Page Ex. 4.1-0, of Murphy's
           1989 between Murphy Oil Corporation and                Annual Report on Form 10-K for the year
           Harris Trust Company of New York, as Rights            ended December 31, 1994
           Agent

 10.1      1987 Management Incentive Plan (adopted May            Exhibit 10.2, Page Ex. 10.2-0, of Murphy's
           13, 1987, amended February 7, 1990                     Annual Report on Form 10-K for the
           retroactive to February 3, 1988)                       year ended December 31, 1994

 10.2      1992 Stock Incentive Plan                              Exhibit 10.3, Page Ex. 10.3-0, of Murphy's
                                                                  Annual Report on Form 10-K for the
                                                                  year ended December 31, 1992

 13        1996 Annual Report to Security Holders                 Page Ex. 13-0, report pp. 2 through 50
           Appendix - Narrative to Graphic and Image              (Page A-1 for electronic filing only)
           Material

 21        Subsidiaries of the Registrant                         Page Ex. 21-1

 23        Independent Auditors' Consent                          Page Ex. 23-1

 27        Financial Data Schedule for 1996                       (Electronic filing only)

 99.1      Undertakings                                           Page Ex. 99.1-1

 99.2      Form 11-K, Annual Report for the fiscal                To be filed as an amendment of this Annual
           year ended December 31, 1996 covering the              Report on Form 10-K not later than
           Thrift Plan for Employees of Murphy Oil                180 days after December 31, 1996
           Corporation

 99.3      Form 11-K, Annual Report for the fiscal                To be filed as an amendment of this Annual
           year ended December 31, 1996 covering the              Report on Form 10-K not later than
           Thrift Plan for Employees of Murphy Oil                180 days after December 31, 1996
           USA, Inc. Represented by United
           Steelworkers of America, AFL-CIO, Local No.
           8363

 99.4      Form 11-K, Annual Report for the fiscal                To be filed as an amendment of this Annual
           year ended December 31, 1996 covering the              Report on Form 10-K not later than
           Thrift Plan for Employees of Murphy Oil                180 days after December 31, 1996
           USA, Inc. Represented by International
           Union of Operating Engineers, AFL-CIO,
           Local No. 305

 99.5      Form 11-K, Annual Report for the fiscal                To be filed as an amendment of this Annual
           year ended December 31, 1996 covering the              Report on Form 10-K not later than
           Thrift Plan for Hourly Employees of Deltic             180 days after December 31, 1996
           Farm & Timber Co., Inc.

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.