Form 10-Q
period 1997-03-31
MURPHY OIL CORP /DE
filed 1997-05-09
CIK 717423

============================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

      (Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 1997

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


                         (870) 862-6411
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  [X] Yes  [ ] No

Number of shares of Common Stock, $1.00 par value, outstanding at March 31, 1997 was 44,875,968.

============================================================================

PART I - FINANCIAL INFORMATION

            Murphy Oil Corporation and Consolidated Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                           (Thousands of dollars)

                                                    (unaudited)
                                                     March 31,  December 31,
                                                        1997        1996
                                                     ---------- ------------
ASSETS
Current assets
  Cash and cash equivalents                         $    81,364      109,707
  Accounts receivable, less allowance for
   doubtful accounts of $15,288 in 1997 and
   $15,267 in 1996                                      236,020      319,661
  Inventories
    Crude oil and raw materials                          50,613       42,811
    Finished products                                    46,099       44,310
    Materials and supplies                               44,020       44,234
  Prepaid expenses                                       27,406       29,820
  Deferred income taxes                                  18,106       19,626
                                                      ---------    ---------
      Total current assets                              503,628      610,169

Property, plant, and equipment, at cost less
 accumulated depreciation, depletion, and
 amortization of $2,587,050 in 1997 and
 $2,573,606 in 1996                                   1,580,627    1,556,830
Deferred charges and other assets                        73,726       76,787
                                                      ---------    ---------
                                                    $ 2,157,981    2,243,786
                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term obligations       $    13,635       13,635
  Accounts payable and accrued liabilities              426,115      503,013
  Income taxes                                           33,746       37,393
                                                      ---------    ---------
      Total current liabilities                         473,496      554,041

Notes payable and capitalized lease obligations          20,870       20,871
Nonrecourse debt of a subsidiary                        180,103      180,957
Deferred income taxes                                   132,834      127,319
Reserve for dismantlement costs                         150,758      152,528
Reserve for major repairs                                32,075       29,776
Deferred credits and other liabilities                  136,707      150,816

Stockholders' equity
  Capital stock
    Cumulative Preferred Stock, par $100, authorized
     400,000 shares, none issued                              -            -
    Common Stock, par $1.00, authorized 80,000,000
     shares, issued 48,775,314 shares                    48,775       48,775
  Capital in excess of par value                        509,058      509,008
  Retained earnings                                     566,735      550,699
  Currency translation adjustments                        9,706       22,573
  Unamortized restricted stock awards                    (1,213)      (1,298)
  Treasury stock, 3,899,346 shares of
   Common Stock in 1997, 3,912,971 shares
   in 1996, at cost                                    (101,923)    (102,279)
                                                      ---------    ---------
      Total stockholders' equity                      1,031,138    1,027,478
                                                      ---------    ---------
                                                    $ 2,157,981    2,243,786
                                                      =========    =========

See Notes to Consolidated Financial Statements, page 4.

The Exhibit Index is on page 11.

            Murphy Oil Corporation and Consolidated Subsidiaries
                CONSOLIDATED STATEMENTS OF INCOME (unaudited)
              (Thousands of dollars, except per share amounts)

                                                      Three Months Ended
                                                            March 31,
                                                      ------------------
                                                         1997       1996*
                                                      -------    -------
REVENUES
Sales                                               $ 493,489    403,838
Other operating revenues                               13,683     11,565
Interest, income from equity companies,
 and other nonoperating revenues                        1,144      1,539
                                                      -------    -------
    Total revenues                                    508,316    416,942
                                                      -------    -------

COSTS AND EXPENSES
Crude oil, products, and related operating expenses   363,270    304,757
Exploration expenses, including undeveloped
 lease amortization                                    28,550     11,671
Selling and general expenses                           14,305     14,494
Depreciation, depletion, and amortization              48,725     47,551
Interest expense                                        2,914      3,185
Interest capitalized                                   (2,896)    (2,167)
                                                      -------    -------
    Total costs and expenses                          454,868    379,491
                                                      -------    -------

Income (loss) from continuing operations
 before income taxes                                   53,448     37,451
Federal and state income taxes                         10,971      8,687
Foreign income taxes                                   11,861      8,438
                                                      -------    -------
    Income from continuing operations                  30,616     20,326

DISCONTINUED FARM, TIMBER, AND REAL ESTATE OPERATIONS
Income from discontinued operations                         -      3,688
                                                      -------    -------

NET INCOME                                          $  30,616     24,014
                                                      =======    =======

Average Common shares outstanding                  44,963,493 44,881,811

Income per Common share
  Continuing operations                             $     .68        .45
  Discontinued operations                                   -        .09
                                                      -------    -------
    Net income                                      $     .68        .54
                                                      =======    =======

Cash dividends per Common share                     $    .325       .325
                                                      =======    =======

*Restated for discontinued operations.

See Notes to Consolidated Financial Statements, page 4.

            Murphy Oil Corporation and Consolidated Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                           (Thousands of dollars)

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                             1997      1996*
                                                          -------   -------
OPERATING ACTIVITIES
Income from continuing operations                       $  30,616    20,326
Adjustments to reconcile above income to net cash
 provided by operating activities
  Depreciation, depletion, and amortization                48,725    47,551
  Provision for major repairs                               5,610     6,398
  Expenditures for major repairs and dismantlement costs   (3,872)   (2,340)
  Exploratory expenditures charged against income          25,948     9,213
  Amortization of undeveloped leases                        2,602     2,458
  Deferred and noncurrent income taxes                      6,562     2,906
  Pretax gains from disposition of assets                  (3,000)      (36)
  Other - net                                                 357       703
                                                          -------   -------
                                                          113,548    87,179
  Net (increase) decrease in operating working capital
   other than cash and cash equivalents                    (2,347)   38,577
  Other adjustments related to continuing operations       (9,261)    1,374
                                                          -------   -------
    Net cash provided by continuing operations            101,940   127,130
  Net cash provided by discontinued operations                  -     1,514
                                                          -------   -------
    Net cash provided by operating activities             101,940   128,644
                                                          -------   -------

INVESTING ACTIVITIES
Capital expenditures requiring cash                      (117,125)  (88,529)
Proceeds from sale of property, plant, and equipment        4,361       828
Other continuing operations - net                            (181)       99
Investing activities of discontinued operations                 -    (2,151)
                                                          -------   -------
    Net cash required by investing activities            (112,945)  (89,753)
                                                          -------   -------

FINANCING ACTIVITIES
Decrease in notes payable and capitalized lease
 obligations                                                   (1)       (1)
Increase (decrease) in nonrecourse debt of a subsidiary      (854)    4,433
Cash dividends paid                                       (14,580)  (14,570)
                                                          -------   -------
    Net cash required by financing activities             (15,435)  (10,138)
                                                          -------   -------

Effect of exchange rate changes on cash and
 cash equivalents                                          (1,903)     (177)
                                                          -------   -------
Net increase (decrease) in cash and cash equivalents      (28,343)   28,576
Decrease applicable to discontinued operations                  -        53
                                                          -------   -------
Net increase (decrease) in cash and cash equivalents
 of continuing operations                                 (28,343)   28,629
Cash and cash equivalents of continuing operations at
 January 1                                                109,707    60,853
                                                          -------   -------
Cash and cash equivalents of continuing operations
 at March 31                                            $  81,364    89,482
                                                          =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid, net of refunds                  $  25,947     8,026

Interest paid, net of amounts capitalized                  (1,148)      511

*Restated for discontinued operations.

See Notes to Consolidated Financial Statements, page 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 3 of this report on Form 10-Q.

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 1996. In the opinion of the Company's management, the unaudited financial statements presented herein include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the Company's financial position at March 31, 1997, and the results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the Company's 1996 Annual Report on Form 10-K, as certain notes and other pertinent information have been abbreviated in or omitted from this report. Financial results for the three months ended March 31, 1997 are not necessarily indicative of future results.

NOTE B - DISCONTINUED OPERATIONS

On December 31, 1996, Murphy completed a tax-free spin-off to its stockholders of all common stock of its wholly owned farm, timber, and real estate subsidiary Deltic Farm & Timber Co., Inc. (reincorporated as "Deltic Timber Corporation"). The spin-off resulted in a net charge of $172.6 million to "Retained Earnings" in 1996. As a result of the transaction, activities of the farm, timber, and real estate segment have been accounted for as discontinued operations, with prior periods restated. Selected operating results for these activities, presented as a net amount in the Consolidated Statement of Income for the three months ended March 31, 1996 were as follows.

   --------------------------------------------------------
   (Millions of dollars, except per share amount)
   --------------------------------------------------------
   Revenues. . . . . . . . . . . . . . . . . . . . .  $20.3
   Income tax provisions . . . . . . . . . . . . . .    2.4
   Income from discontinued operations . . . . . . .    3.7
   Income from discontinued operations per share . .    .09

NOTE C - ENVIRONMENTAL CONTINGENCIES

The Company's worldwide operations are subject to numerous laws and regulations intended to protect the environment and/or impose remedial obligations. In addition, the Company is involved in personal injury and property damage claims, allegedly caused by exposure to or by the release or disposal of materials manufactured or used in the Company's operations. The Company operates or has previously operated certain sites or facilities, including refineries, oil and gas fields, service stations, and terminals, for which known or potential obligations for environmental remediation exist.

Under the Company's accounting policies, liabilities for environmental obligations are recorded when such obligations are probable and the cost can be reasonably estimated. If there is a range of reasonably estimated costs, the most likely amount will be recorded, or if no amount is most likely, the minimum of the range. Recorded liabilities are reviewed quarterly and adjusted as needed. Actual cash expenditures often occur a number of years following recognition of the liabilities.

The Company's reserve for remedial obligations, which is included in "Deferred Credits and Other Liabilities" in the Consolidated Balance Sheets, contains certain amounts that are based on anticipated regulatory approval for proposed remediation of former refinery waste sites. If regulatory authorities require more costly alternatives than the proposed processes, future expenditures could exceed the amount reserved by up to an estimated $3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

NOTE C - ENVIRONMENTAL CONTINGENCIES (Contd.)

The Company is currently identified by the U.S. Environmental Protection Agency as a Potentially Responsible Party (PRP) at four Superfund sites and has been assigned responsibility by defendants at another Superfund site. The potential total cost to all parties to perform necessary remedial work at these sites is substantial; however, current information indicates that the Company is a "de minimus" party, with assigned or potentially assigned responsibility of less than two percent at all but one of the sites. At that site, the Company has not determined either its potentially assigned responsibility percentage or its potential total remedial cost. The Company has recorded a reserve of $.1 million for Superfund sites, and due to currently available information on one site and the minor percentages involved on the other sites, the Company does not expect that its related remedial costs will be material to its financial condition or its results of operations. Additional information may become known in the future that would alter this assessment, including any requirement to bear a pro rata share of costs attributable to nonparticipating PRP's or indications of additional responsibility by the Company.

Although the Company is not aware of any environmental matters that might have a material effect on its financial condition, there is the possibility that expenditures could be required at currently unidentified sites, and new or revised regulatory requirements could necessitate additional expenditures at known sites. Such expenditures could materially affect the results of operations in a future period.

The Company believes that certain environmentally related liabilities and prior environmental expenditures are either covered by insurance or will be recovered from other sources. The outcome of potential insurance recoveries is the subject of ongoing litigation, including the appeal of a judgment awarded the Company in 1995. Since no assurance can be given that the judgment will be upheld upon appeal or that recoveries from other sources will occur, the Company has not recognized a benefit for these potential recoveries at March 31, 1997.

NOTE D - OTHER CONTINGENCIES

The Company's operations and earnings have been and may be affected by various other forms of governmental action both in the U.S. and throughout the world. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; restrictions on production; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting issuance of oil and gas or mineral leases; laws and regulations intended for the promotion of safety; and laws and regulations affecting the Company's relationships with employees, suppliers, customers, stockholders, and others. Because governmental actions are often motivated by political considerations, may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form the actions may take, or the effect such actions may have on the Company.

In the normal course of its business activities, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 1997, the Company had contingent liabilities of $18.8 million on outstanding letters of credit and $17.2 million under certain financial guarantees.

NOTE E - NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," in February 1997. SFAS No. 128 is effective for periods ending after December 15, 1997. After the effective date, any prior period earnings per share (EPS) data in subsequent reports must be restated to conform to the new standard.
The Company has not yet determined the effect that the provisions of SFAS No. 128 will have on EPS as reported herein for the three-month periods ended March 31, 1997 and 1996, but believes the effect will be insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

NOTE F - BUSINESS SEGMENTS (unaudited)

                                       Three Months Ended  Three Months Ended
                                           March 31, 1997      March 31, 1996*
-----------------------------------------------------------------------------
(Millions of dollars)                    Revenues  Income    Revenues  Income
-----------------------------------------------------------------------------
Exploration and production**
  United States .......................   $  68.3   12.1         63.7    13.8
  Canada ..............................      44.5    7.2         35.4     4.3
  United Kingdom ......................      34.0    6.1         33.1     6.0
  Ecuador .............................       9.0    2.6          6.5     1.7
  Other international .................        .3   (3.0)         3.2    (1.4)
-----------------------------------------------------------------------------
                                            156.1   25.0        141.9    24.4
-----------------------------------------------------------------------------
Refining, marketing, and transportation
  United States .......................     318.3    5.7        247.0    (2.7)
  United Kingdom ......................      57.2     .4         71.0     (.2)
  Canada ..............................       6.7    1.7          5.2     1.0
-----------------------------------------------------------------------------
                                            382.2    7.8        323.2    (1.9)
-----------------------------------------------------------------------------
                                            538.3   32.8        465.1    22.5
Intrasegment transfers elimination ....     (31.1)     -        (49.7)      -
-----------------------------------------------------------------------------
                                            507.2   32.8        415.4    22.5
Corporate .............................       1.1   (2.2)         1.5    (2.2)
-----------------------------------------------------------------------------
Revenues/income from continuing
 operations ...........................     508.3   30.6        416.9    20.3
Income from discontinued operations ...         -      -            -     3.7
-----------------------------------------------------------------------------
                                          $ 508.3   30.6        416.9    24.0
=============================================================================

 *Restated for discontinued operations.
**Additional details are presented in the tables on page 9.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net income for the first quarter of 1997 was $30.6 million, $.68 a share, and was up 51 percent compared to income from continuing operations of $20.3 million, $.45 a share, in the 1996 quarter. Net income in the first quarter a year ago, including income from discontinued operations relating to the now independent Deltic Timber Corporation, totaled $24 million, $.54 a share. Net cash from operating activities excluding changes in noncash working capital items totaled $104.3 million in the first quarter of 1997, up 18 percent from a year ago.

The increase in earnings from continuing operations was primarily caused by an improvement in worldwide downstream operations, which earned $7.8 million in the current quarter compared to a loss of $1.9 million a year ago. The 1997 quarter also reflected a continuation of the strong performance of Murphy's exploration and production operations, which earned $25 million in the current quarter compared to $24.4 million a year ago. An eight-percent increase in U.S. natural gas sales and higher crude oil sales prices worldwide more than offset higher exploration expenses.

Exploration and production operations in the U.S. earned $12.1 million compared to $13.8 million in the first quarter of 1996. Operations in Canada earned $7.2 million, up from $4.3 million a year ago, and U.K. operations earned $6.1 million in the current quarter compared to $6 million. Operations in Ecuador earned $2.6 million in the first quarter of 1997 compared to $1.7 million a year ago. Other international operations reported a loss of $3 million compared to a $1.4 million loss a year earlier. The Company's crude oil and condensate sales prices averaged $21.81 a barrel in the U.S. and $20.49 in the U.K., increases of 20 percent and four percent, respectively.
In Canada, sales prices averaged $19.98 a barrel for light oil, up 14 percent, and $13.17 for heavy oil, an increase of 17 percent. The average sales price for synthetic oil in Canada was $22.02 a barrel, up 19 percent from a year ago. In Ecuador, sales prices averaged $13.61 a barrel, down five percent. Total crude oil and gas liquids production averaged 55,078 barrels a day compared to 54,909 in the first quarter of 1996. U.S. production declined 23 percent, with the reduction due to the sale of onshore producing properties in the third quarter of 1996. In Canada, heavy oil production increased 22 percent, while light oil production was down 16 percent. The Company's net interest in production of synthetic oil in Canada was essentially unchanged, as was production in the U.K. Production in Ecuador increased 45 percent. Murphy's average natural gas sales price in the U.S. was $2.76 a thousand cubic feet (MCF) in the current quarter compared to $2.84 a year ago. The average natural gas sales price in Canada increased from $1.07 an MCF to $1.77. Sales prices averaged $2.68 an MCF in the U.K. compared to $2.59 a year ago. Total natural gas sales averaged 246 million cubic feet a day compared to 248 million a year ago. Although sales of natural gas in the U.S. averaged 180 million cubic feet a day, up from 167 million in the first quarter of 1996, this increase was nearly offset in Spain, where production ceased at the end of 1996. Exploration expenses totaled $28.6 million in the current quarter compared to $11.7 million a year ago. The tables on page 9 provide additional details of the results of exploration and production operations for the first quarter of each year.

Refining, marketing, and transportation operations in the U.S. earned $5.7 million compared to a loss of $2.7 million a year ago. Margins in U.S. downstream operations rebounded sharply in the final two months of the quarter and continued to be strong early in the second quarter. In addition, the current quarter included a $4.1 million after-tax benefit related to crude oil swap agreements. Operations in the U.K. earned $.4 million in the current quarter compared to a $.2 million loss in the first quarter of 1996. Earnings from purchasing, transporting, and reselling crude oil in Canada were $1.7 million in the current quarter compared to $1 million in the first quarter of 1996. Refinery crude runs were 151,610 barrels a day compared to 139,716 in the first quarter of 1996. Refined product sales were 159,667 barrels a day, up from 148,335 a year ago.

Corporate functions reflected a loss of $2.2 million in the current quarter, unchanged from the first quarter of 1996. In addition, the 1996 quarter included income of $3.7 million, $.09 a share, from the discontinued farm, timber, and real estate segment; as previously announced, the common stock of Deltic Timber Corporation was distributed to Murphy's shareholders on December 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

FINANCIAL CONDITION

Cash provided by operating activities was $101.9 million for the first three months of 1997 compared to $128.6 million for the same period in 1996. The 1996 amount included a benefit of $1.5 million from discontinued operations. Changes in operating working capital other than cash and cash equivalents required cash of $2.4 million in the first quarter of 1997, while such changes provided cash of $38.5 million in the 1996 period. Cash provided by operating activities was reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $3.9 million in the current quarter compared to $2.3 million a year ago. Predominant uses of cash in both years were for capital expenditures (which, including amounts expensed, are summarized in the following table) and payment of dividends.

   -------------------------------------------------------------
                                    Three Months Ended March 31,
   -------------------------------------------------------------
   (Millions of dollars)                            1997    1996
   -------------------------------------------------------------
   Exploration and production  . . . . . . . .    $110.3    81.6
   Refining, marketing, and transportation . .       6.6     6.7
   Corporate . . . . . . . . . . . . . . . . .        .2      .2
   -------------------------------------------------------------
                                                  $117.1    88.5
   =============================================================

Working capital at March 31, 1997 was $30.1 million, down $26 million from December 31, 1996. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $89.9 million below current costs at March 31, 1997.

At March 31, 1997, nonrecourse debt of a subsidiary was $180.1 million, down slightly from December 31, 1996 due to changes in foreign currency exchange rates. Notes payable and capitalized lease obligations of $20.9 million remained unchanged. A summary of capital employed at March 31, 1997 and December 31, 1996 follows.

   ------------------------------------------------------------------
                                       March 31, 1997   Dec. 31, 1996
   ------------------------------------------------------------------
   (Millions of dollars)                  Amount    %     Amount    %
   ------------------------------------------------------------------
   Notes payable and capitalized
    lease obligations  . . . . . . . .  $   20.9    2       20.9    2
   Nonrecourse debt of a subsidiary. .     180.1   14      180.9   15
   Stockholders' equity. . . . . . . .   1,031.1   84    1,027.5   83
   ------------------------------------------------------------------
                                        $1,232.1  100    1,229.3  100
   ==================================================================

OIL AND GAS OPERATING RESULTS (unaudited)
------------------------------------------------------------------------------
                                           United              Synthetic
                            United           King-  Ecua-         Oil -
(Millions of dollars)       States  Canada    dom    dor  Other  Canada  Total
------------------------------------------------------------------------------
THREE MONTHS ENDED
 MARCH 31, 1997
------------------------------------------------------------------------------
Oil and gas sales and
 operating revenues          $68.3    27.5   34.0    9.0     .3    17.0  156.1
Production costs              10.3     8.6    8.7    3.5      -     9.8   40.9
Depreciation, depletion,
 and amortization             17.0     7.3   11.2    2.7      -     1.6   39.8
Exploration expenses
  Dry hole costs              14.8     2.2      -      -      -       -   17.0
  Geological and geophysical
   costs                       2.6     2.1     .1      -    1.9       -    6.7
  Other costs                   .5      .2     .6      -    1.0       -    2.3
------------------------------------------------------------------------------
                              17.9     4.5     .7      -    2.9       -   26.0
  Undeveloped lease
   amortization                1.8      .8      -      -      -       -    2.6
------------------------------------------------------------------------------
     Total exploration
      expenses                19.7     5.3     .7      -    2.9       -   28.6
------------------------------------------------------------------------------
Selling and general expenses   3.1     1.3     .8     .1     .4       -    5.7
Income tax provisions          6.1     1.2    6.5     .1      -     2.2   16.1
------------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)      $12.1     3.8    6.1    2.6   (3.0)    3.4   25.0
==============================================================================

THREE MONTHS ENDED
 MARCH 31, 1996
------------------------------------------------------------------------------
Oil and gas sales and
 operating revenues          $63.7    20.9   33.1    6.5    3.2    14.5  141.9
Production costs              13.4     7.1    8.7    2.7     .2    10.0   42.1
Depreciation, depletion,
 and amortization             16.8     6.0   11.2    1.9    1.9     1.4   39.2
Exploration expenses
  Dry hole costs               2.0      .6      -      -      -       -    2.6
  Geological and geophysical
   costs                       2.5     1.0     .2      -     .8       -    4.5
  Other costs                   .7      .1     .3      -    1.0       -    2.1
------------------------------------------------------------------------------
                               5.2     1.7     .5      -    1.8       -    9.2
  Undeveloped lease
   amortization                1.8      .7      -      -      -       -    2.5
------------------------------------------------------------------------------
     Total exploration
      expenses                 7.0     2.4     .5      -    1.8       -   11.7
------------------------------------------------------------------------------
Selling and general expenses   3.2     1.3     .8      -     .3       -    5.6
Income tax provisions          9.5     1.7    5.9     .2     .4     1.2   18.9
------------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)      $13.8     2.4    6.0    1.7   (1.4)    1.9   24.4
==============================================================================

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company and its subsidiaries are engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business and none of which is material as defined by the rules and regulations of the U.S. Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The Exhibit Index on page 11 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

     (b) A current report on Form 8-K dated January 3, 1997 was filed regarding:

        (1) The allocation of tax basis resulting from the tax-free spin-off of Deltic Timber Corporation.

        (2) Cautionary statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MURPHY OIL CORPORATION
                                        (Registrant)

                                   By /s/ Ronald W. Herman
                                      ---------------------
                                      Ronald W. Herman, Controller
                                       (Chief Accounting Officer and Duly
                                       Authorized Officer)

May 9, 1997
   (Date)

                                EXHIBIT INDEX

Exhibit                                                 Page Number or
  No.                                           Incorporation by Reference to
-------                                         -----------------------------

 3.1  Certificate of Incorporation of           Exhibit 3.1, Page Ex. 3.1-1,
      Murphy Oil Corporation as of              of Murphy's Annual Report on
      September 25, 1986                        Form 10-K for the year ended
                                                December 31, 1996

 3.2  Bylaws of Murphy Oil Corporation          Exhibit 3.3, Page Ex. 3.3-1,
      at October 4, 1995                        of Murphy's Annual Report on
                                                Form 10-K for the year ended
                                                December 31, 1995

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

 4.1 Rights Agreement dated as of December Exhibit 4.1, Page Ex. 4.1-0, 6, 1989 between Murphy Oil Corporation of Murphy's Annual Report on and Harris Trust Company of New York, Form 10-K for the year ended
      as Rights Agent                           December 31, 1994


10.1  1987 Management Incentive Plan (adopted   Exhibit 10.2, Page Ex. 10.2-0,
      May 13, 1987, amended February 7, 1990    of Murphy's Annual Report on
      retroactive to February 3, 1988)          Form 10-K for the year ended
                                                December 31, 1994

10.2  1992 Stock Incentive Plan                 Exhibit 10.3, Page Ex. 10.3-0,
                                                of Murphy's Annual Report on
                                                Form 10-K for the year ended
                                                December 31, 1992

27    Financial Data Schedule for the           Included only in electronic
      three months ended March 31, 1997         filing

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.