Form 10-Q
period 1997-06-30
MURPHY OIL CORP /DE
filed 1997-08-08
CIK 717423

============================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      (Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 1997

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

                                                [X] Yes  [ ] No


Number of shares of Common Stock, $1.00 par value, outstanding at June 30, 1997 was 44,877,167.
==============================================================================

PART I - FINANCIAL INFORMATION

            Murphy Oil Corporation and Consolidated Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                           (Thousands of dollars)

                                                     (unaudited)
                                                      June 30,  December 31,
                                                         1997       1996
                                                      ---------  ----------
ASSETS
Current assets
  Cash and cash equivalents                          $   29,237     109,707
  Accounts receivable, less allowance for
   doubtful accounts of $15,312 in 1997 and
   $15,267 in 1996                                      244,009     319,661
  Inventories
    Crude oil and raw materials                          40,989      42,811
    Finished products                                    56,312      44,310
    Materials and supplies                               41,392      44,234
  Prepaid expenses                                       28,290      29,820
  Deferred income taxes                                  17,427      19,626
                                                      ---------   ---------
      Total current assets                              457,656     610,169

Property, plant, and equipment, at cost less
 accumulated depreciation, depletion, and
 amortization of $2,648,700 in 1997 and
 $2,573,606 in 1996                                   1,626,815   1,556,830
Deferred charges and other assets                        71,089      76,787
                                                      ---------   ---------
                                                     $2,155,560   2,243,786
                                                      =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term obligations        $   15,663      13,635
  Accounts payable and accrued liabilities              366,881     503,013
  Income taxes                                           33,577      37,393
                                                      ---------   ---------
      Total current liabilities                         416,121     554,041

Notes payable and capitalized lease obligations          49,231      20,871
Nonrecourse debt of a subsidiary                        180,319     180,957
Deferred income taxes                                   141,468     127,319
Reserve for dismantlement costs                         154,575     152,528
Reserve for major repairs                                30,877      29,776
Deferred credits and other liabilities                  133,725     150,816

Stockholders' equity
  Capital stock
    Cumulative Preferred Stock, par $100, authorized
     400,000 shares, none issued                              -           -
    Common Stock, par $1.00, authorized 80,000,000
     shares, issued 48,775,314 shares                    48,775      48,775
  Capital in excess of par value                        509,085     509,008
  Retained earnings                                     579,712     550,699
  Currency translation adjustments                       14,679      22,573
  Unamortized restricted stock awards                    (1,115)     (1,298)
  Treasury stock, 3,898,147 shares of
   Common Stock in 1997, 3,912,971 shares
   in 1996, at cost                                    (101,892)   (102,279)
                                                      ---------   ---------
      Total stockholders' equity                      1,049,244   1,027,478
                                                      ---------   ---------
                                                     $2,155,560   2,243,786
                                                      =========   =========

See Notes to Consolidated Financial Statements, page 4.

The Exhibit Index is on page 13.

               Murphy Oil Corporation and Consolidated Subsidiaries
                   CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 (Thousands of dollars, except per share amounts)

                                   Three Months Ended     Six Months Ended
                                         June 30,             June 30,
                                   ------------------    ------------------
                                      1997       1996*      1997       1996*
                                   -------    -------    -------    -------
REVENUES
Sales                            $ 494,118    482,606    987,607    886,444
Other operating revenues            12,255     14,504     25,938     26,069
Interest, income from equity
 companies, and other nonoperating
 revenues                            1,351      1,435      2,495      2,974
                                   -------    -------  ---------    -------
    Total revenues                 507,724    498,545  1,016,040    915,487
                                   -------    -------  ---------    -------

COSTS AND EXPENSES
Crude oil, products, and related
 operating expenses                376,197    384,640    739,467    689,397
Exploration expenses, including
 undeveloped lease amortization     23,224     13,190     51,774     24,861
Selling and general expenses        14,726     15,037     29,031     29,531
Depreciation, depletion, and
 amortization                       50,783     44,471     99,508     92,022
Interest expense                     3,030      3,132      5,944      6,317
Interest capitalized                (3,003)    (2,379)    (5,899)    (4,546)
                                   -------    -------  ---------    -------
    Total costs and expenses       464,957    458,091    919,825    837,582
                                   -------    -------  ---------    -------

Income from continuing operations
 before income taxes                42,767     40,454     96,215     77,905
Federal and state income taxes      10,369      6,477     21,340     15,164
Foreign income taxes                 4,842      9,215     16,703     17,653
                                   -------    -------  ---------    -------
    Income from continuing
     operations                     27,556     24,762     58,172     45,088

DISCONTINUED FARM, TIMBER, AND
 REAL ESTATE OPERATIONS
Income from discontinued operations      -      3,310          -      6,998
                                   -------    -------  ---------    -------

NET INCOME                       $  27,556     28,072     58,172     52,086
                                   =======    =======  =========    =======

Average Common shares
 outstanding                    44,960,634 44,922,887 44,960,606 44,912,798

Income per Common share
  Continuing operations          $     .61        .55       1.29       1.00
  Discontinued operations                -        .07          -        .16
                                   -------    -------  ---------    -------
    Net income                   $     .61        .62       1.29       1.16
                                   =======    =======  =========    =======

Cash dividends per Common share  $    .325       .325        .65        .65
                                   =======    =======  =========    =======

*Restated for discontinued operations.

See Notes to Consolidated Financial Statements, page 4.

            Murphy Oil Corporation and Consolidated Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (Thousands of dollars)

                                                          Six Months Ended
                                                               June 30,
                                                          -----------------
                                                             1997      1996*
                                                          -------   -------
OPERATING ACTIVITIES
Income from continuing operations                       $  58,172    45,088
Adjustments to reconcile above income to net cash
 provided by operating activities
  Depreciation, depletion, and amortization                99,508    92,022
  Provision for major repairs                              11,303    12,588
  Expenditures for major repairs and dismantlement costs  (10,977)   (7,391)
  Exploratory expenditures charged against income          46,626    20,040
  Amortization of undeveloped leases                        5,148     4,821
  Deferred and noncurrent income taxes                     11,574     7,258
  Pretax gains from disposition of assets                  (3,225)   (1,292)
  Other - net                                               2,690       322
                                                          -------   -------
                                                          220,819   173,456
  Net (increase) decrease in operating working
   capital other than cash and cash equivalents           (67,905)   10,630
  Other adjustments related to continuing operations       (9,192)    6,137
                                                          -------   -------
    Net cash provided by continuing operations            143,722   190,223
  Net cash provided by discontinued operations                  -     8,558
                                                          -------   -------
    Net cash provided by operating activities             143,722   198,781
                                                          -------   -------

INVESTING ACTIVITIES
Capital expenditures requiring cash                      (228,807) (176,698)
Proceeds from sale of property, plant, and equipment        5,553     5,475
Other continuing operations - net                             191       748
Investing activities of discontinued operations                 -    (5,999)
                                                          -------   -------
    Net cash required by investing activities            (223,063) (176,474)
                                                          -------   -------

FINANCING ACTIVITIES
Increase (decrease) in notes payable and capitalized
 lease obligations                                         28,360        (2)
Increase in nonrecourse debt of a subsidiary                1,390     4,433
Cash dividends paid                                       (29,159)  (29,143)
                                                          -------   -------
    Net cash provided (required) by financing
     activities                                               591   (24,712)
                                                          -------   -------

Effect of exchange rate changes on cash and
 cash equivalents                                          (1,720)      114
                                                          -------   -------

Net decrease in cash and cash equivalents                 (80,470)   (2,291)
Decrease applicable to discontinued operations                  -       901
                                                          -------   -------
Net decrease in cash and cash equivalents of
 continuing operations                                    (80,470)   (1,390)
Cash and cash equivalents of continuing
 operations at January 1                                  109,707    60,853
                                                          -------   -------

Cash and cash equivalents of continuing
 operations at June 30                                  $  29,237    59,463
                                                          =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid, net of refunds                  $  37,639    16,148

Interest paid, net of amounts capitalized                  (1,621)      621

*Restated for discontinued operations.

See Notes to Consolidated Financial Statements, page 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 3 of this report on Form 10-Q.

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 1996. In the opinion of the Company's management, the unaudited financial statements presented herein include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the Company's financial position at June 30, 1997, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the Company's 1996 Annual Report on Form 10-K, as certain notes and other pertinent information have been abbreviated in or omitted from this report. Financial results for the six months ended June 30, 1997 are not necessarily indicative of future results.

NOTE B - DISCONTINUED OPERATIONS

On December 31, 1996, Murphy completed a tax-free spin-off to its stockholders of all common stock of its wholly owned farm, timber, and real estate subsidiary Deltic Farm & Timber Co., Inc. (reincorporated as "Deltic Timber Corporation"). The spin-off resulted in a net charge of $172.6 million to "Retained Earnings" in 1996. As a result of the transaction, activities of the farm, timber, and real estate segment have been accounted for as discontinued operations, with prior periods restated. Selected operating results for these activities, presented as net amounts in the Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1996 were as follows.

   ----------------------------------------------------------------------
                                              Periods Ended June 30, 1996
   ----------------------------------------------------------------------
                                                          Three       Six
   (Millions of dollars, except per share amounts)       Months    Months
   ----------------------------------------------------------------------
   Revenues. . . . . . . . . . . . . . . . . . . . .      $19.8      40.1
   Income tax provisions . . . . . . . . . . . . . .        2.1       4.5
   Income from discontinued operations . . . . . . .        3.3       7.0
   Income from discontinued operations per share . .        .07       .16

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE C - ENVIRONMENTAL CONTINGENCIES (CONTD.)

The Company is currently identified by the U.S. Environmental Protection Agency as a Potentially Responsible Party (PRP) at four Superfund sites and has been assigned responsibility by defendants at another Superfund site. The potential total cost to all parties to perform necessary remedial work at these sites is substantial; however, current information indicates that the Company is a "de minimus" party, with assigned or potentially assigned responsibility of less than two percent at all but one of the sites. At that site, the Company has not determined either its potentially assigned responsibility percentage or its potential total remedial cost. Based on currently available information on one site and the minor percentages involved on the other sites, the Company does not expect that its related remedial costs will be material to its financial condition or its results of operations. Additional information may become known in the future that would alter this assessment, including any requirement to bear a pro rata share of costs attributable to nonparticipating PRPs or indications of additional responsibility by the Company.

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

The Company believes that certain environmentally related liabilities and prior environmental expenditures are either covered by insurance or will be recovered from other sources. The outcome of potential insurance recoveries is the subject of ongoing litigation, including the appeal of a judgment awarded the Company in 1995. Since no assurance can be given that the judgment will be upheld upon appeal or that recoveries from other sources will occur, the Company has not recognized a benefit for these potential recoveries at June 30, 1997.

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

In the normal course of its business activities, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At June 30, 1997, the Company had contingent liabilities of $11.8 million on outstanding letters of credit and $16 million under certain financial guarantees.

NOTE E - ACCOUNTING POLICIES FOR CERTAIN DERIVATIVE INSTRUMENTS

Derivative instruments are used by the Company on a limited basis to manage well-defined risks related to commodity prices, foreign currency exchange rates, and interest rates. The Company accounts for these instruments as hedges. To qualify as hedges, the instruments must reduce the exposure to price, currency, or interest rate risks of assets, liabilities, or anticipated transactions. The Company does not hold any derivatives for trading purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE E - ACCOUNTING POLICIES FOR CERTAIN DERIVATIVE INSTRUMENTS (CONTD.)

The Company has a crude oil swap agreement, which matures in the third quarter of 1997, to purchase 500,000 barrels of West Texas Intermediate crude oil at a specified price per barrel and sell the same commodity at the average market price during the maturity period. The agreement, to be settled on a net cash basis, fixes the cost for a portion of the anticipated crude oil feedstock requirements for the Company's U.S. refining operations. The Company records a liability related to a swap agreement if the estimated cost of the anticipated crude oil purchase, including settlement cost of the swap agreement, exceeds the estimated net realizable value of the related finished products. Any such liability would be included in "Deferred Credits and Other Liabilities" in the Consolidated Balance Sheet. The Company records the operating results associated with a swap agreement in "Crude Oil, Products, and Related Operating Expenses" in the Consolidated Statement of Income.

The Company also has forward foreign exchange contracts to buy Cdn $56 million, fixing the U.S. dollar costs for certain Canadian dollar denominated nonrecourse debt. The unrealized difference between the contract exchange rates and the actual exchange rate at June 30, 1997 is recognized on the Consolidated Balance Sheet as an adjustment to "Nonrecourse Debt of a Subsidiary" with an offset to "Cumulative Translation Adjustments." When these contracts are settled, any adjustment to the difference previously recorded will be included in the same accounts.

At June 30, 1997, the Company had several five-year interest rate swap agreements to pay interest at fixed rates on a total principal of US $70 million and to receive interest at a quarterly U.S. dollar LIBOR rate. These contracts reduce the interest rate risk on certain U.S. dollar denominated nonrecourse debt of a subsidiary. Cash received or paid at the time of each quarterly settlement is accounted for as an adjustment of "Interest Expense" in the Consolidated Statement of Income.

NOTE F - NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," effective for periods ending after December 15, 1997. After the effective date, any prior period earnings per share (EPS) data in subsequent reports must be restated to conform to the new standard. For the three-month and six-month periods ended June 30, 1997 and 1996, pro forma diluted EPS as computed under the provisions of SFAS No. 128 would be the same as the EPS reported on the Consolidated Statements of Income for these periods. Pro forma basic EPS would also be the same for the 1996 periods but would be $.01 a share higher than reported for the 1997 periods.

The FASB issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. This statement will require the Company to disclose comprehensive income for all periods reported beginning with the quarter ended March 31, 1998. For the three-month and six-month periods ended June 30, 1997 and 1996, the Company's only item of other comprehensive income as defined by SFAS No. 130 relates to foreign currency translation adjustments. The following table shows the Company's pro forma comprehensive income for these periods.

----------------------------------------------------------------------------
                                        Three Months Ended  Six Months Ended
                                                   June 30,          June 30,
----------------------------------------------------------------------------
(Millions of dollars)                           1997  1996       1997   1996
----------------------------------------------------------------------------
Net income.................................    $27.6  28.1       58.2   52.1
Other comprehensive income - net gain
 (loss) from foreign currency
 translation, net of taxes.................      5.0   2.5       (7.9)   (.1)
----------------------------------------------------------------------------
  Pro forma comprehensive income               $32.6  30.6       50.3   52.0
============================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE G - BUSINESS SEGMENTS (UNAUDITED)

                                      Three Months Ended  Three Months Ended
                                           June 30, 1997       June 30, 1996*
----------------------------------------------------------------------------
(Millions of dollars)                   Revenues  Income     Revenues Income
----------------------------------------------------------------------------
Exploration and production**
  United States ......................  $   62.3     8.8         58.5   14.5
  Canada .............................      34.0     1.9         40.2    8.4
  United Kingdom .....................      26.2     2.2         28.5    1.3
  Ecuador ............................       7.8     2.7          8.8    3.1
  Other international ................        .8    (4.2)         2.2    (.3)
----------------------------------------------------------------------------
                                           131.1    11.4        138.2   27.0
----------------------------------------------------------------------------
Refining, marketing, and transportation
  United States ......................     328.5    13.0        334.2    (.6)
  United Kingdom .....................      61.9     1.7         70.6    (.6)
  Canada .............................       5.8     1.3          5.8    1.4
----------------------------------------------------------------------------
                                           396.2    16.0        410.6     .2
----------------------------------------------------------------------------
                                           527.3    27.4        548.8   27.2
Intrasegment transfers elimination ...     (21.0)      -        (51.7)     -
----------------------------------------------------------------------------
                                           506.3    27.4        497.1   27.2
Corporate ............................       1.4      .2          1.5   (2.4)
----------------------------------------------------------------------------
Revenues/income from continuing
 operations ..........................     507.7    27.6        498.6   24.8
Income from discontinued operations ..         -       -            -    3.3
----------------------------------------------------------------------------
                                        $  507.7    27.6        498.6   28.1
============================================================================

                                        Six Months Ended    Six Months Ended
                                           June 30, 1997       June 30, 1996*
----------------------------------------------------------------------------
(Millions of dollars)                   Revenues  Income     Revenues Income
----------------------------------------------------------------------------
Exploration and production**
  United States ......................  $  130.6    20.9        122.2   28.3
  Canada .............................      78.5     9.1         75.6   12.7
  United Kingdom .....................      60.2     8.3         61.6    7.3
  Ecuador ............................      16.8     5.3         15.4    4.8
  Other international ................       1.1    (7.2)         5.3   (1.7)
----------------------------------------------------------------------------
                                           287.2    36.4        280.1   51.4
----------------------------------------------------------------------------
Refining, marketing, and transportation
  United States ......................     646.8    18.7        581.2   (3.3)
  United Kingdom .....................     119.1     2.1        141.6    (.8)
  Canada .............................      12.5     3.0         11.0    2.4
----------------------------------------------------------------------------
                                           778.4    23.8        733.8   (1.7)
----------------------------------------------------------------------------
                                         1,065.6    60.2      1,013.9   49.7
Intrasegment transfers elimination ...     (52.1)      -       (101.4)     -
----------------------------------------------------------------------------
                                         1,013.5    60.2        912.5   49.7
Corporate ............................       2.5    (2.0)         3.0   (4.6)
----------------------------------------------------------------------------
Revenues/income from continuing
 operations ..........................   1,016.0    58.2        915.5   45.1
Income from discontinued operations ..         -       -            -    7.0
----------------------------------------------------------------------------
                                        $1,016.0    58.2        915.5   52.1
============================================================================

 *Restated for discontinued operations.
**Additional details are presented in the tables on page 11.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Net income for the second quarter of 1997 was $27.6 million, $.61 a share, and was up 11 percent compared to income from continuing operations in the second quarter a year ago of $24.8 million, $.55 a share. Net income for the second quarter of 1996, including the now independent Deltic Timber Corporation, totaled $28.1 million, $.62 a share. Net cash provided by continuing operations, excluding changes in noncash working capital items, totaled $107.3 million in the second quarter of 1997, up 18 percent from a year ago.

The Company's worldwide downstream operations earned $16 million in the current quarter compared to $.2 million a year ago, with U.S. downstream operations producing the best quarterly results since the second quarter of 1990. Earnings from exploration and production operations were $11.4 million, down from $27 million in the second quarter of 1996, as lower crude oil sales prices worldwide, a decline in U.S. natural gas sales prices, and an increase in exploration expenses more than offset a 40-percent increase in U.S. natural gas sales volumes.

Exploration and production operations in the U.S. earned $8.8 million compared to $14.5 million in the second quarter of 1996. Operations in Canada earned $1.9 million, down from $8.4 million a year ago, U.K. operations earned $2.2 million compared to $1.3 million, and operations in Ecuador earned $2.7 million compared to $3.1 million in the second quarter of 1996. Other international operations reported a loss of $4.2 million compared to a $.3 million loss a year earlier. The Company's crude oil and condensate sales prices averaged $18.67 a barrel in the U.S. and $18.29 in the U.K., decreases of four percent and nine percent, respectively. In Canada, sales prices averaged $16.99 a barrel for light oil, down 13 percent, and $10.29 for heavy oil, a decrease of 31 percent. The average sales price for Canadian synthetic oil was $19.25 a barrel, down seven percent from a year ago. In Ecuador, sales prices averaged $11.60 a barrel, down 22 percent. Total crude oil and gas liquids production averaged 54,271 barrels a day compared to 54,925 in the second quarter of 1996. U.S. production declined seven percent, with the reduction due to the sale of onshore producing properties in the third quarter of 1996. In Canada, heavy oil production increased eight percent, while light oil production was down 17 percent. The Company's net production of synthetic oil in Canada was essentially unchanged. Production in the U.K. declined seven percent, while production in Ecuador increased 18 percent. Murphy's average natural gas sales price in the U.S. was $2.08 a thousand cubic feet
(MCF) in the current quarter compared to $2.36 a year ago. The average natural gas sales price in Canada increased from $1.01 an MCF to $1.12. Sales prices averaged $2.50 an MCF in the U.K. compared to $2.57 a year ago. Total natural gas sales averaged 275 million cubic feet a day compared to 216 million a year ago. Sales of natural gas in the U.S. averaged 221 million cubic feet a day, up from 158 million in the second quarter of 1996. Exploration expenses totaled $23.2 million compared to $13.2 million in 1996 and included $2.5 million for a well in Bohai Bay, China. The tables on page 11 provide additional details of the results of exploration and production operations for the second quarter of each year.

Refining, marketing, and transportation operations in the U.S. earned $13 million compared to a loss of $.6 million a year ago, which included a $2.3 million after-tax benefit related to crude oil swap agreements. Refined product sales in the U.S. set a quarterly record at 151,791 barrels a day in the current quarter. Operations in the U.K. earned $1.7 million compared to a $.6 million loss in the second quarter of 1996. Earnings from purchasing, transporting, and reselling crude oil in Canada were $1.3 million in the current quarter compared to $1.4 million in the second quarter of 1996. Refinery crude runs worldwide were 162,727 barrels a day compared to 164,905 in the second quarter of 1996. Worldwide refined product sales were 179,181 barrels a day, up from 178,251 a year ago.

Corporate functions reflected earnings of $.2 million in the current quarter compared to a loss of $2.4 million in the second quarter of 1996. In addition, the Company's net income for the 1996 quarter included earnings of $3.3 million, $.07 a share, from the discontinued farm, timber, and real estate operations of Deltic Timber Corporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

For the first six months of 1997, net income totaled $58.2 million, $1.29 a share, which compares to income from continuing operations of $45.1 million, $1.00 a share, for the first half of 1996. Net income for the six months ended June 30, 1996 totaled $52.1 million, $1.16 a share, including income from the operations of Deltic Timber Corporation.

The 29-percent increase in income from continuing operations was primarily due to the Company's worldwide downstream operations, which earned $23.8 million in the first six months of 1997 compared to a loss of $1.7 million in the same period last year. Earnings from exploration and production operations decreased $15 million mainly because the effects of higher exploration expenses, lower U.S. natural gas sales prices, and lower crude oil production more than offset higher U.S. natural gas sales volumes.

Earnings from exploration and production for the six months ended June 30, 1997 were $36.4 million, down from $51.4 million in 1996. Operations in the U.S. earned $20.9 million for the first half of 1997 compared to $28.3 million in the prior period, and Canadian operations earned $9.1 million compared to $12.7 million in 1996. Increased earnings from the prior year occurred in the U.K., up $1 million to $8.3 million, and in Ecuador, up $.5 million to $5.3 million. Other international operations recorded losses of $7.2 million in the first six months of 1997 and $1.7 million in the 1996 period; the unfavorable results were primarily due to higher exploration expenses. The Company's crude oil and condensate sales prices averaged $20.09 a barrel in the U.S., up seven percent, and $19.43 in the U.K., down two percent. In Canada, sales prices averaged $18.52 a barrel for light oil, essentially unchanged from last year; $11.75 for heavy oil, down 11 percent; and $20.68 for synthetic oil, up six percent. The average crude oil sales price in Ecuador was $12.57 a barrel, down 14 percent. Crude oil and gas liquids production for the first half of 1997 averaged 54,672 barrels a day compared to 54,917 during the same period of 1996. Ecuadoran crude oil production was up 30 percent to 7,490 barrels a day, and Canadian heavy oil production increased 15 percent to 10,443. U.S. crude oil and gas liquids production of 11,248 barrels a day was down 15 percent primarily due to the sale of onshore producing properties. In other areas, crude oil and gas liquids production averaged 4,037 barrels a day for Canadian light oil, down 17 percent; 8,247 for Canadian synthetic crude, unchanged from last year; and 13,207 in the U.K., down four percent. Natural gas sales prices for the first six months of 1997 averaged $2.39 an MCF in the U.S., down eight percent; $1.45 in Canada, up 39 percent; and $2.73 in the U.K., up five percent. Total natural gas sales averaged 260 million cubic feet a day in 1997 compared to 232 million in 1996. Sales of natural gas in the U.S. averaged 201 million cubic feet a day, up 24 percent. In other areas, average natural gas sales volumes decreased slightly in Canada and were down six percent in the U.K. Natural gas production in Spain ceased at the end of 1996. Exploration expenses totaled $51.8 million for the six months ended June 30, 1997 compared to $24.9 million a year ago. Exploration expenses were down in the U.K., but were up in the U.S., Canada, and other international areas. The tables on page 11 provide additional details of the results of exploration and production operations for the first half of each year.

Refining, marketing, and transportation operations in the U.S. benefited from improved margins and earned $18.7 million in the first six months of 1997 compared to a loss of $3.3 million for the same period last year. The U.S. results included after-tax benefits of $4.1 million in 1997 and $2.3 million in 1996 related to crude oil swap agreements. Operations in the U.K. earned $2.1 million in the first half of 1997 compared to a loss of $.8 million in the prior year. Earnings from purchasing, transporting, and reselling crude oil in Canada were $3 million in the current year compared to $2.4 million a year ago. Refinery crude runs worldwide were 157,199 barrels a day compared to 152,311 a year ago. Worldwide petroleum product sales were 169,478 barrels a day, up from 163,293 in 1996.

Financial results from corporate functions reflected a loss of $2 million in the first half of 1997 compared to a loss of $4.6 million a year ago. In addition, the Company's net income for the six months ended June 30, 1996 included earnings of $7 million, $.16 a share, from the discontinued farm, timber, and real estate segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

FINANCIAL CONDITION

Cash provided by continuing operations was $143.7 million for the first six months of 1997 compared to $190.2 million for the same period in 1996.
Changes in operating working capital other than cash and cash equivalents required cash of $67.9 million for the first six months of 1997 but provided cash of $10.6 million for the 1996 period. Cash provided by operating activities was reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $11 million in the current year and $7.4 million in 1996. Predominant uses of cash in both years were for capital expenditures (which, including amounts expensed, are summarized in the following table) and payment of dividends.

   -----------------------------------------------------------------------
                                                  Six Months Ended June 30,
   -----------------------------------------------------------------------
   (Millions of dollars)                                   1997       1996
   -----------------------------------------------------------------------
   Exploration and production..........................  $213.9      159.5
   Refining, marketing, and transportation.............    14.4       16.7
   Corporate...........................................      .5         .5
   -----------------------------------------------------------------------
                                                         $228.8      176.7
   =======================================================================

Working capital at June 30, 1997 was $41.5 million, down $14.6 million from December 31, 1996. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $90.8 million below current costs at June 30, 1997.

At June 30, 1997, long-term nonrecourse debt of a subsidiary was $180.3 million, down slightly from December 31, 1996 due to changes in foreign currency exchange rates. Notes payable and capitalized lease obligations of $49.2 million were up $28.3 million due to additional borrowing for certain oil and gas development projects. A summary of capital employed at June 30, 1997 and December 31, 1996 follows.

   --------------------------------------------------------------------------
                                            June 30, 1997   December 31, 1996
   --------------------------------------------------------------------------
   (Millions of dollars)                      Amount    %        Amount     %
   --------------------------------------------------------------------------
   Notes payable and capitalized lease
    obligations.........................   $    49.2    4          20.9     2
   Nonrecourse debt of a subsidiary.....       180.3   14         180.9    15
   Stockholders' equity.................     1,049.2   82       1,027.5    83
   --------------------------------------------------------------------------
                                           $ 1,278.7  100       1,229.3   100
   ==========================================================================

----------------------------------------------------------------------------
                                         United              Synthetic
                            United         King-  Ecua-         Oil -
(Millions of dollars)       States Canada   dom    dor  Other  Canada  Total
----------------------------------------------------------------------------
THREE MONTHS ENDED
 JUNE 30, 1997
Oil and gas sales and
 operating revenues         $ 62.3   20.2  26.2    7.8     .8    13.8  131.1
Production costs              11.4    9.6   9.4    2.1      -     8.3   40.8
Depreciation, depletion,
 and amortization             20.2    7.2  10.4    2.7      -     1.4   41.9
Exploration expenses
  Dry hole costs               8.8     .3    .6      -    2.5       -   12.2
  Geological and geophysical
   costs                       2.9    2.5    .1      -     .9       -    6.4
  Other costs                   .6     .1    .5      -     .9       -    2.1
----------------------------------------------------------------------------
                              12.3    2.9   1.2      -    4.3       -   20.7
  Undeveloped lease
   amortization                1.6     .9     -      -      -       -    2.5
----------------------------------------------------------------------------
     Total exploration
      expenses                13.9    3.8   1.2      -    4.3       -   23.2
----------------------------------------------------------------------------
Selling and general expenses   3.5    1.3    .3     .1     .5       -    5.7
Income tax provisions
 (benefits)                    4.5    (.9)  2.7     .2     .2     1.4    8.1
----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)     $  8.8    (.8)  2.2    2.7   (4.2)    2.7   11.4
============================================================================

THREE MONTHS ENDED
 JUNE 30, 1996
Oil and gas sales and
 operating revenues         $ 58.5   25.4  28.5    8.8    2.2    14.8  138.2
Production costs              12.4    7.0   7.9    3.0     .4     9.1   39.8
Depreciation, depletion, and
 amortization                 15.2    6.0   9.8    2.4    1.2     1.3   35.9
Exploration expenses
  Dry hole costs               3.2     .1   3.7      -      -       -    7.0
  Geological and geophysical
   costs                        .9     .3    .9      -    (.2)      -    1.9
  Other costs                   .7     .2    .5      -     .6       -    2.0
----------------------------------------------------------------------------
                               4.8     .6   5.1      -     .4       -   10.9
  Undeveloped lease
   amortization                1.6     .7     -      -      -       -    2.3
----------------------------------------------------------------------------
     Total exploration
      expenses                 6.4    1.3   5.1      -     .4       -   13.2
----------------------------------------------------------------------------
Selling and general expenses   3.4    1.3    .7      -     .4       -    5.8
Income tax provisions          6.6    4.2   3.7     .3     .1     1.6   16.5
----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)     $ 14.5    5.6   1.3    3.1    (.3)    2.8   27.0
============================================================================

SIX MONTHS ENDED
 JUNE 30, 1997
Oil and gas sales and
 operating revenues         $130.6   47.7  60.2   16.8    1.1    30.8  287.2
Production costs              21.7   18.2  18.1    5.6      -    18.1   81.7
Depreciation, depletion,
 and amortization             37.2   14.5  21.6    5.4      -     3.0   81.7
Exploration expenses
  Dry hole costs              23.6    2.5    .6      -    2.5       -   29.2
  Geological and geophysical
   costs                       5.5    4.6    .2      -    2.8       -   13.1
  Other costs                  1.1     .3   1.1      -    1.9       -    4.4
----------------------------------------------------------------------------
                              30.2    7.4   1.9      -    7.2       -   46.7
  Undeveloped lease
   amortization                3.4    1.7     -      -      -       -    5.1
----------------------------------------------------------------------------
     Total exploration
      expenses                33.6    9.1   1.9      -    7.2       -   51.8
----------------------------------------------------------------------------
Selling and general expenses   6.6    2.6   1.1     .2     .9       -   11.4
Income tax provisions         10.6     .3   9.2     .3     .2     3.6   24.2
----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)     $ 20.9    3.0   8.3    5.3   (7.2)    6.1   36.4
============================================================================

SIX MONTHS ENDED
 JUNE 30, 1996
Oil and gas sales and
 operating revenues         $122.2   46.3  61.6   15.4    5.3    29.3  280.1
Production costs              25.8   14.1  16.6    5.7     .6    19.1   81.9
Depreciation, depletion,
 and amortization             32.0   12.0  21.0    4.3    3.1     2.7   75.1
Exploration expenses
  Dry hole costs               5.2     .7   3.7      -      -       -    9.6
  Geological and geophysical
   costs                       3.4    1.3   1.1      -     .6       -    6.4
  Other costs                  1.4     .3    .8      -    1.6       -    4.1
----------------------------------------------------------------------------
                              10.0    2.3   5.6      -    2.2       -   20.1
  Undeveloped lease
   amortization                3.4    1.4     -      -      -       -    4.8
----------------------------------------------------------------------------
     Total exploration
      expenses                13.4    3.7   5.6      -    2.2       -   24.9
----------------------------------------------------------------------------
Selling and general expenses   6.6    2.6   1.5     .1     .6       -   11.4
Income tax provisions         16.1    5.9   9.6     .5     .5     2.8   35.4
----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)     $ 28.3    8.0   7.3    4.8   (1.7)    4.7   51.4
============================================================================

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of security holders on May 14, 1997, the directors proposed by management were elected with a tabulation of shares as shown below.

                                      For           Withheld
                                   ----------       --------
          B. R. R. Butler          41,476,564        124,724
          George S. Dembroski      41,475,532        125,756
          Claiborne P. Deming      41,477,061        124,227
          H. Rodes Hart            41,476,895        124,393
          Vester T. Hughes Jr.     41,476,064        125,224
          C. H. Murphy Jr.         41,474,474        126,814
          Michael W. Murphy        41,477,061        124,227
          R. Madison Murphy        41,477,061        124,227
          William C. Nolan Jr.     41,476,806        124,482
          Caroline G. Theus        41,477,041        124,247
          Lorne C. Webster         41,476,461        124,827

     In other matters, the security holders approved amendments to the 1992 Stock Incentive Plan as described in the Proxy Statement by a vote of 40,826,700 shares in favor, 337,396 shares against, and 437,192 shares not voted and approved the Employee Stock Purchase Plan as described in the Proxy Statement by a vote of 41,249,182 shares in favor, 259,950 shares against, and 92,156 shares not voted. In addition, the earlier appointment of KPMG Peat Marwick LLP by the Board of Directors as independent auditors for 1997 was ratified with 41,230,525 shares voted in favor, 66,013 shares voted in opposition, and 304,750 shares not voted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The Exhibit Index on page 13 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

     (b) No reports on Form 8-K have been filed for the quarter covered by this report.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MURPHY OIL CORPORATION
                                         (Registrant)

                                   By /s/ Ronald W. Herman
                                      --------------------
                                      Ronald W. Herman, Controller
                                      (Chief Accounting Officer and Duly
                                       Authorized Officer)
August 8, 1997
    (Date)

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

10.2  1992 Stock Incentive Plan amended        Exhibit 10.2 filed herewith
      May 14, 1997

10.3  Employee Stock Purchase Plan             Exhibit 99.01 of Murphy's Form
                                               S-8 Registration Statement
                                               under the Securities Act of
                                               1933 dated May 19, 1997

27    Financial Data Schedule for the six      Included only in electronic
      months ended June 30, 1997               filing

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.