Form 10-Q
period 1997-09-30
MURPHY OIL CORP /DE
filed 1997-11-12
CIK 717423

=============================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      (Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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

                                                  [X] Yes  [ ] No

Number of shares of Common Stock, $1.00 par value, outstanding at September 30, 1997 was 44,886,865.

============================================================================

PART I - FINANCIAL INFORMATION

            Murphy Oil Corporation and Consolidated Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                           (Thousands of dollars)

                                                   (unaudited)
                                                  September 30, December 31,
                                                       1997         1996
                                                  ------------  -----------
ASSETS
Current assets
  Cash and cash equivalents                        $    69,571      109,707
  Accounts receivable, less allowance for
   doubtful accounts of $15,320 in 1997 and
   $15,267 in 1996                                     243,995      319,661
  Inventories
    Crude oil and raw materials                         55,012       42,811
    Finished products                                   48,854       44,310
    Materials and supplies                              41,679       44,234
  Prepaid expenses                                      38,468       29,820
  Deferred income taxes                                 18,410       19,626
                                                     ---------    ---------
      Total current assets                             515,989      610,169

Property, plant, and equipment, at cost
 less accumulated depreciation, depletion,
 and amortization of $2,691,741 in 1997
 and $2,573,606 in 1996                              1,639,972    1,556,830
Deferred charges and other assets                       67,010       76,787
                                                     ---------    ---------
                                                   $ 2,222,971    2,243,786
                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term obligations      $    19,211       13,635
  Accounts payable and accrued liabilities             414,225      503,013
  Income taxes                                          50,775       37,393
                                                     ---------    ---------
      Total current liabilities                        484,211      554,041

Notes payable and capitalized lease obligations         29,557       20,871
Nonrecourse debt of a subsidiary                       180,319      180,957
Deferred income taxes                                  138,786      127,319
Reserve for dismantlement costs                        152,337      152,528
Reserve for major repairs                               36,567       29,776
Deferred credits and other liabilities                 131,502      150,816

Stockholders' equity
  Capital stock
    Cumulative Preferred Stock, par $100, authorized
     400,000 shares, none issued                             -            -
    Common Stock, par $1.00, authorized 80,000,000
     shares, issued 48,775,314 shares                   48,775       48,775
  Capital in excess of par value                       509,760      509,008
  Retained earnings                                    606,332      550,699
  Currency translation adjustments                       7,805       22,573
  Unamortized restricted stock awards                   (1,341)      (1,298)
  Treasury stock, 3,888,449 shares of Common Stock
   in 1997, 3,912,971 shares in 1996, at cost         (101,639)    (102,279)
                                                     ---------    ---------
      Total stockholders' equity                     1,069,692    1,027,478
                                                     ---------    ---------
                                                   $ 2,222,971    2,243,786
                                                     =========    =========

See Notes to Consolidated Financial Statements, page 4.

The Exhibit Index is on page 13.

            Murphy Oil Corporation and Consolidated Subsidiaries
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (Thousands of dollars, except per share amounts)

                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                 -------------------   ---------------------
                                    1997        1996        1997        1996
                                 -------     -------   ----------  ---------
REVENUES
Sales                          $ 540,307     477,875   1,527,914   1,364,319
Other operating revenues          14,897      47,069      40,835      73,138
Interest, income from equity
 companies, and other
 nonoperating revenues             1,110       2,255       3,605       5,229
                                 -------     -------   ---------   ---------
    Total revenues               556,314     527,199   1,572,354   1,442,686
                                 -------     -------   ---------   ---------

COSTS AND EXPENSES
Crude oil, products, and related
 operating expenses              391,954     378,545   1,131,421   1,067,942
Exploration expenses, including
 undeveloped lease amortization   19,734      19,084      71,508      43,945
Selling and general expenses      18,660      16,107      47,691      45,638
Depreciation, depletion,
 and amortization                 56,565      42,221     156,073     134,243
Impairment of long-lived assets    5,100           -       5,100           -
Interest expense                   3,263       3,187       9,207       9,504
Interest capitalized              (3,227)     (2,452)     (9,126)     (6,998)
                                 -------     -------   ---------   ---------
    Total costs and expenses     492,049     456,692   1,411,874   1,294,274
                                 -------     -------   ---------   ---------

Income (loss) from continuing
 operations before income taxes   64,265      70,507     160,480     148,412
Federal and state income taxes    15,832      16,792      37,172      31,956
Foreign income taxes               6,108      13,189      22,811      30,842
                                 -------     -------   ---------   ---------
    Income from continuing
     operations                   42,325      40,526     100,497      85,614

DISCONTINUED FARM, TIMBER, AND
 REAL ESTATE OPERATIONS
Income from discontinued operations    -       3,879           -      10,877
Costs of spin-off transaction          -      (2,100)          -      (2,100)
                                 -------     -------   ---------   ---------
    Total discontinued operations      -       1,779           -       8,777
                                 -------     -------   ---------   ---------

NET INCOME                     $  42,325      42,305     100,497      94,391
                                 =======     =======   =========   =========

Average Common shares
 outstanding                  45,031,706  45,008,387  45,034,455  44,944,594

Income per Common share
  Continuing operations        $     .94         .90        2.23        1.90
  Discontinued operations              -         .04           -         .20
                                 -------     -------   ---------   ---------
    Net income                 $     .94         .94        2.23        2.10
                                 =======     =======   =========   =========

Cash dividends per
 Common share                  $     .35        .325        1.00        .975
                                 =======     =======   =========   =========

See Notes to Consolidated Financial Statements, page 4.

             Murphy Oil Corporation and Consolidated Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (Thousands of dollars)

                                                          Nine Months Ended
                                                            September 30,
                                                          -----------------
                                                             1997      1996
                                                          -------   -------
OPERATING ACTIVITIES
Income from continuing operations                       $ 100,497    85,614
Adjustments to reconcile above income to net cash
 provided by operating activities
  Depreciation, depletion, and amortization               156,073   134,243
  Impairment of long-lived assets                           5,100         -
  Provisions for major repairs                             17,402    18,677
  Expenditures for major repairs and dismantlement costs  (12,749)   (8,931)
  Exploratory expenditures charged against income          63,733    36,897
  Amortization of undeveloped leases                        7,775     7,048
  Deferred and noncurrent income tax charges                7,268    17,751
  Pretax gains from disposition of assets                  (6,247)  (31,997)
  Other - net                                               5,701     3,712
                                                          -------   -------
                                                          344,553   263,014
  Net (increase) decrease in operating
   working capital other than cash and cash
   equivalents                                            (21,362)   45,535
  Other adjustments related to continuing operations       (8,228)   14,160
                                                          -------   -------
    Net cash provided by continuing operations            314,963   322,709
  Net cash provided by discontinued operations                  -     9,727
                                                          -------   -------
    Net cash provided by operating activities             314,963   332,436
                                                          -------   -------

INVESTING ACTIVITIES
Capital expenditures requiring cash                      (335,596) (289,246)
Proceeds from sale of property, plant, and equipment       14,277    51,685
Other continuing operations - net                             196    (1,082)
Investing activities of discontinued operations                 -    (7,810)
                                                          -------   -------
    Net cash required by investing activities            (321,123) (246,453)
                                                          -------   -------

FINANCING ACTIVITIES
Increase (decrease) in notes payable and capitalized
 lease obligations                                          8,686        (3)
Increase in nonrecourse debt of a subsidiary                4,938    23,602
Cash dividends paid                                       (44,864)  (43,717)
                                                          -------   -------
    Net cash required by financing activities             (31,240)  (20,118)
                                                          -------   -------

Effect of exchange rate changes on cash and
 cash equivalents                                          (2,736)      294
                                                          -------   -------

Net increase (decrease) in cash and cash equivalents      (40,136)   66,159
Increase applicable to discontinued operations                  -    (4,017)
                                                          -------   -------
Net increase (decrease) in cash and cash equivalents
 of continuing operations                                 (40,136)   62,142
Cash and cash equivalents of continuing operations
 at January 1                                             109,707    60,853
                                                          -------   -------

Cash and cash equivalents of continuing operations
 at September 30                                        $  69,571   122,995
                                                          =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid, net of refunds                  $  56,146    25,964

Interest paid, net of amounts capitalized                  (2,728)      (90)

See Notes to Consolidated Financial Statements, page 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 3 of this report on Form 10-Q.

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 1996. In the opinion of the Company's management, the unaudited financial statements presented herein include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the Company's financial position at September 30, 1997, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the Company's 1996 Annual Report on Form 10-K, as certain notes and other pertinent information have been abbreviated in or omitted from this report. Financial results for the nine months ended September 30, 1997 are not necessarily indicative of future results.

NOTE B - DISCONTINUED OPERATIONS

On December 31, 1996, Murphy completed a tax-free spin-off to its stockholders of all common stock of its wholly owned farm, timber, and real estate subsidiary Deltic Farm & Timber Co., Inc. (reincorporated as "Deltic Timber Corporation"). The spin-off resulted in a net charge of $172.6 million to "Retained Earnings" in 1996. As a result of the transaction, activities of the farm, timber, and real estate segment have been accounted for as discontinued operations, with prior periods restated. Selected operating results for these activities, presented as net amounts in the Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1996 were as follows.

----------------------------------------------------------------------
Discontinued Operations               Periods Ended September 30, 1996
----------------------------------------------------------------------
                                                       Three      Nine
(Millions of dollars, except per share amounts)       Months    Months
----------------------------------------------------------------------
Revenues . . . . . .  . . . . . . . . . . . . . . .    $25.5      65.6
Income tax provisions . . . . . . . . . . . . . . .      2.4       6.9
Income from operations  . . . . . . . . . . . . . .      3.9      10.9
Cost of spin-off transaction  . . . . . . . . . . .     (2.1)     (2.1)
Income from operations per share  . . . . . . . . .      .09       .24
Cost of spin-off transaction per share  . . . . . .     (.05)     (.05)
----------------------------------------------------------------------

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

Under the Company's accounting policies, liabilities for environmental obligations are recorded when such obligations are probable and the cost can be reasonably estimated. If there is a range of reasonably estimated costs, the most likely amount will be recorded, or if no amount is most likely, the minimum of the range. Recorded liabilities are reviewed quarterly and adjusted as needed. Actual cash expenditures often occur one or more years after recognition of the liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

NOTE C - ENVIRONMENTAL CONTINGENCIES (CONTD.)

The Company is currently identified by the U.S. Environmental Protection Agency as a Potentially Responsible Party (PRP) at five Superfund sites and has been assigned responsibility by defendants at another Superfund site. The potential total cost to all parties to perform necessary remedial work at the Superfund sites is substantial; however, current information indicates that the Company is a "de minimus" party, with assigned or potentially assigned responsibility of less than two percent at all but two of the sites. At those two sites, the Company has not determined either its potentially assigned responsibility percentage or its potential total remedial cost.
Based on currently available information about the Superfund sites, the Company does not expect that its related remedial costs will be material to its financial condition or its results of operations. Additional information may become known in the future that would alter this assessment, including any requirement to bear a pro rata share of costs attributable to nonparticipating PRPs or indications of additional responsibility by the Company.

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

The Company believes that certain environmentally related liabilities and prior environmental expenditures are either covered by insurance or will be recovered from other sources. The outcome of potential insurance recoveries is the subject of ongoing litigation, including the appeal of a judgment awarded the Company in 1995. Since no assurance can be given that the judgment will be upheld upon appeal or that recoveries from other sources will occur, the Company has not recognized a benefit for these potential recoveries at September 30, 1997.

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

In the normal course of its business activities, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 1997, the Company had contingent liabilities of $17 million on outstanding letters of credit and $15 million under certain financial guarantees.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE E - ACCOUNTING POLICIES FOR CERTAIN DERIVATIVE INSTRUMENTS (CONTD.)

The Company has forward foreign exchange contracts to buy Cdn $56 million, fixing the U.S. dollar costs for certain Canadian dollar denominated nonrecourse debt. The unrealized difference between the contract exchange rates and the actual exchange rate at September 30, 1997 is recognized on the Consolidated Balance Sheet as an adjustment to "Nonrecourse Debt of a Subsidiary" with an offset to "Currency Translation Adjustments." When these contracts are settled, any adjustment to the difference previously recorded will be included in the same accounts.

At September 30, 1997, the Company had several interest rate swap agreements, under each of which the Company pays interest at a fixed rate and receives interest at a quarterly U.S. dollar LIBOR rate. These contracts fix the interest rate for $85 million of the Company's floating rate long-term obligations during the next five to seven years. Cash received or paid at the time of each quarterly settlement is accounted for as an adjustment of "Interest Expense" in the Consolidated Statement of Income.

NOTE F - NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," effective for periods ending after December 15, 1997. After the effective date, any prior period earnings per share (EPS) data in subsequent reports must be restated to conform to the new standard. The following table compares pro forma basic EPS and pro forma diluted EPS for net income as computed under the provisions of SFAS No. 128 to the EPS as reported on the Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1997 and 1996.

--------------------------------------------------------------------------
                                                     Three            Nine
Earnings per Share (EPS) for Net Income       Months Ended    Months Ended
                                              September 30,   September 30,
--------------------------------------------------------------------------
(Dollars per share of Common Stock)             1997  1996     1997   1996
--------------------------------------------------------------------------
EPS as reported. . . . . . . . . . . . . . .   $ .94   .94     2.23   2.10
Pro forma basic EPS. . . . . . . . . . . . .     .94   .94     2.24   2.10
Pro forma diluted EPS. . . . . . . . . . . .     .94   .94     2.23   2.10
--------------------------------------------------------------------------

The FASB issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. This statement will require the Company to disclose comprehensive income for all periods reported beginning with the quarter ended March 31, 1998. For the three-month and nine-month periods ended September 30, 1997 and 1996, the Company's only item of other comprehensive income as defined by SFAS No. 130 relates to foreign currency translation adjustments. The following table shows the Company's pro forma comprehensive income for these periods.

--------------------------------------------------------------------------
                                                     Three            Nine
Pro Forma Comprehensive Income                Months Ended    Months Ended
                                              September 30,   September 30,
--------------------------------------------------------------------------
(Million of dollars)                            1997  1996     1997   1996
--------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . .  $ 42.3  42.3    100.5   94.4
Other comprehensive income - net gain (loss)
 from foreign currency translation,
 net of taxes. . . . . . . . . . . . . . . .    (6.9)  2.4    (14.8)   2.3
--------------------------------------------------------------------------
  Pro forma comprehensive income              $ 35.4  44.7     85.7   96.7
==========================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE G - BUSINESS SEGMENTS (UNAUDITED)

                                     Three Months Ended   Three Months Ended
                                     September 30, 1997   September 30, 1996
----------------------------------------------------------------------------
(Millions of dollars)                   Revenues Income      Revenues Income
----------------------------------------------------------------------------
Exploration and production*
  United States ...................... $    66.1   13.5          53.4   11.4
  Canada .............................      44.7    6.4          42.7    7.5
  United Kingdom .....................      30.5    1.8          31.1    1.8
  Ecuador ............................       9.3    3.1           8.8    3.5
  Other international ................        .2   (3.7)          2.3    (.4)
----------------------------------------------------------------------------
                                           150.8   21.1         138.3   23.8
----------------------------------------------------------------------------
Refining, marketing, and transportation
  United States ......................     357.9   19.2         322.0    (.8)
  United Kingdom .....................      76.1    3.9          83.1    1.2
  Canada .............................       6.6    1.5           6.0    1.5
----------------------------------------------------------------------------
                                           440.6   24.6         411.1    1.9
----------------------------------------------------------------------------
                                           591.4   45.7         549.4   25.7
Intrasegment transfers elimination ...     (36.1)     -         (52.3)     -
----------------------------------------------------------------------------
                                           555.3   45.7         497.1   25.7
Corporate ............................       1.1   (3.3)          2.2   (2.9)
----------------------------------------------------------------------------
Revenues/income from continuing
 operations before special items .....     556.4   42.4         499.3   22.8
Refund of U.K. income taxes ..........         -    3.2             -      -
Impairment of long-lived assets ......         -   (3.3)            -      -
Gain on sale of U.S. onshore
 producing properties ................         -      -          27.9   17.7
----------------------------------------------------------------------------
Revenues/income from continuing
 operations ..........................     556.4   42.3         527.2   40.5
Income from discontinued operations ..         -      -             -    1.8
----------------------------------------------------------------------------
                                       $   556.4   42.3         527.2   42.3
============================================================================

                                      Nine Months Ended    Nine Months Ended
                                     September 30, 1997   September 30, 1996
----------------------------------------------------------------------------
(Millions of dollars)                   Revenues Income      Revenues Income
----------------------------------------------------------------------------
Exploration and production*
  United States ...................... $   196.7   34.4         175.6   39.7
  Canada .............................     123.2   15.5         118.3   20.2
  United Kingdom .....................      90.7   10.1          92.7    9.1
  Ecuador ............................      26.1    8.4          24.2    8.3
  Other international ................       1.3  (10.9)          7.6   (2.1)
----------------------------------------------------------------------------
                                           438.0   57.5         418.4   75.2
----------------------------------------------------------------------------
Refining, marketing, and transportation
  United States ......................   1,004.7   37.9         903.2   (4.1)
  United Kingdom .....................     195.2    6.0         224.7     .4
  Canada .............................      19.1    4.5          17.0    3.9
----------------------------------------------------------------------------
                                         1,219.0   48.4       1,144.9     .2
----------------------------------------------------------------------------
                                         1,657.0  105.9       1,563.3   75.4
Intrasegment transfers elimination ...     (88.2)     -        (153.7)     -
----------------------------------------------------------------------------
                                         1,568.8  105.9       1,409.6   75.4
Corporate ............................       3.6   (5.3)          5.2   (7.5)
----------------------------------------------------------------------------
Revenues/income from continuing
 operations before special items......   1,572.4  100.6       1,414.8   67.9
Refund of U.K. income taxes ..........         -    3.2             -      -
Impairment of long-lived assets ......         -   (3.3)            -      -
Gain on sale of U.S. onshore
 producing properties ................         -      -          27.9   17.7
----------------------------------------------------------------------------
Revenues/income from continuing
 operations ..........................   1,572.4  100.5       1,442.7   85.6
Income from discontinued operations ..         -      -             -    8.8
----------------------------------------------------------------------------
                                       $ 1,572.4  100.5       1,442.7   94.4
============================================================================

*Additional details are presented in the tables on page 11.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Net income in the third quarter of 1997 totaled $42.3 million, $.94 a share, and included a charge of $3.3 million, $.07 a share, for an impairment of long-lived assets that was nearly offset by a gain of $3.2 million, $.07 a share, from a refund of U.K. income taxes. Earnings before these special items for the current quarter totaled $42.4 million, $.94 a share, which was up 86 percent from the $22.8 million, $.51 a share, of income from continuing operations before special items in the 1996 third quarter. Net income in the third quarter a year ago also totaled $42.3 million, $.94 a share, but included an after-tax gain of $17.7 million, $.39 a share, from sale of onshore producing properties in the U.S. and earnings of $1.8 million, $.04 a share, from the now independent Deltic Timber Corporation. Cash flow from operating activities, excluding changes in noncash working capital items, totaled $124.7 million in the third quarter of 1997, up 28 percent from a year ago.

Murphy's worldwide downstream operations earned $24.6 million in the third quarter compared to $1.9 million a year ago, with U.S. downstream operations turning in the best quarter since the fourth quarter of 1988. Earnings from exploration and production operations were $21.1 million compared to $23.8 million in the third quarter of 1996, as record natural gas sales in the U.S. and Canada and a 22-percent increase in crude oil production were offset by lower crude oil sales prices.

Exploration and production operations in the U.S. earned $13.5 million compared to $11.4 million in the third quarter of 1996. Operations in Canada earned $6.4 million, down from $7.5 million a year ago, and U.K. operations earned $1.8 million in the current quarter, unchanged from a year ago. Operations in Ecuador earned $3.1 million in the third quarter of 1997 compared to $3.5 million in 1996. Other international operations reported a loss of $3.7 million compared to a $.4 million loss a year earlier, which included the operations of a natural gas field in Spain that ceased production in late 1996. The Company's crude oil and condensate sales prices averaged $18.50 a barrel in the U.S. and $18.58 in the U.K., decreases of 13 percent each. In Canada, sales prices averaged $16.77 a barrel for light oil, down 17 percent, and $10.91 for heavy oil, a decrease of 33 percent. The average sales price for synthetic oil in Canada was $19.27 a barrel, down 11 percent from a year ago. In Ecuador, sales prices averaged $12.53 a barrel, down 24 percent. Total crude oil and gas liquids production averaged 61,194 barrels a day compared to 50,159 in the third quarter of 1996. U.S. production increased nine percent. In Canada, heavy oil production increased 24 percent, light oil production was down 10 percent, and net production of synthetic oil increased 24 percent. Production in the U.K. was up 34 percent, and production in Ecuador increased 36 percent. Murphy's average natural gas sales price in the U.S. was $2.35 a thousand cubic feet (MCF) in the current quarter compared to $2.31 a year ago. The average natural gas sales price in Canada increased from $.87 an MCF to $1.08. Total natural gas sales averaged 284 million cubic feet a day compared to 204 million a year ago. Sales of natural gas in the U.S. averaged 233 million cubic feet a day, up 57 percent from the third quarter of 1996. Exploration expenses totaled $19.7 million in the current quarter compared to $19 million in 1996. The tables on page 11 provide additional details of the results of exploration and production operations for the third quarter of each year.

Refining, marketing, and transportation operations in the U.S. had earnings of $19.2 million compared to a loss of $.8 million a year ago. Average gross margins per barrel of products sold were strong until late in the current quarter, and sales of refined products set a quarterly record at 161,321 barrels a day. The U.S. results included after-tax benefits of $.9 million in 1997 and $2.3 million in 1996 related to crude oil swap agreements.
Operations in the U.K. earned $3.9 million compared to $1.2 million in the third quarter of 1996. Earnings from purchasing, transporting, and reselling crude oil in Canada were $1.5 million in the current quarter, unchanged from a year ago. The Company's refinery crude runs worldwide were 164,274 barrels a day compared to 162,415 in the third quarter of 1996. Worldwide petroleum product sales were 195,820 barrels a day, up from 177,176 a year ago.

Corporate functions reflected a loss of $3.3 million in the current quarter compared to a loss of $2.9 million in the third quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

For the first nine months of 1997, net income totaled $100.5 million, $2.23 a share, including the net charge of $.1 million in the third quarter for the previously mentioned special items. For the first nine months of 1996, income from continuing operations before special items totaled $67.9 million, $1.51 a share. Net income for the nine months ended September 30, 1996 totaled $94.4 million, $2.10 a share, and included the after-tax gain of $17.7 million, $.39 a share, from sale of onshore producing properties in the U.S. and earnings of $8.8 million, $.20 a share, from Deltic Timber Corporation.

The 48-percent increase in income from continuing operations before special items was primarily due to the Company's worldwide downstream operations, which earned $48.4 million in the first nine months of 1997 compared to only $.2 million a year ago, with the increase mainly attributable to a $42 million improvement in the U.S. Earnings from exploration and production operations decreased $17.7 million as the effects of higher exploration expenses and lower U.S. natural gas prices more than offset higher U.S. natural gas sales and higher crude oil production. Corporate functions reflected a loss of $5.3 million for the 1997 period compared to a loss of $7.5 million a year earlier.

Earnings from exploration and production operations for the nine months ended September 30, 1997 were $57.5 million, down from $75.2 million in 1996. Operations in the U.S. earned $34.4 million for the first nine months of 1997 compared to $39.7 million in the prior period, and Canadian operations earned $15.5 million compared to $20.2 million in 1996. Increased earnings from the prior year occurred in the U.K., up $1 million to $10.1 million, and in Ecuador, up $.1 million to $8.4 million. Other international operations reported losses of $10.9 million in the first nine months of 1997 and $2.1 million in the 1996 period; higher exploration expenses and the cessation of production in Spain accounted for the increased loss. The Company's crude oil and condensate sales prices averaged $19.56 a barrel in the U.S., up one percent, and $19.12 in the U.K., down six percent. In Canada, sales prices averaged $17.94 a barrel for light oil, down six percent from last year; $11.43 for heavy oil, down 20 percent; and $20.14 for synthetic oil, down one percent. The average crude oil sales price in Ecuador was $12.63 a barrel, down 18 percent. Crude oil and gas liquids production for the first nine months of 1997 averaged 56,870 barrels a day compared to 53,319 during the same period of 1996. Crude oil production in Ecuador was up 32 percent to 7,631 barrels a day, and heavy oil production in Canada increased 18 percent to 11,238. U.S. crude oil and gas liquids production of 11,128 barrels a day was down nine percent, primarily due to the sale of onshore producing properties in 1996. In other areas, production averaged 3,972 barrels a day for Canadian light oil, down 15 percent; 8,942 for Canadian synthetic crude, up eight percent; and 13,959 for crude oil and gas liquids in the U.K., also up eight percent. Natural gas sales prices for the first nine months of 1997 averaged $2.37 an MCF in the U.S., down six percent; $1.32 in Canada, up 33 percent; and $2.54 in the U.K., down two percent. Total natural gas sales averaged 268 million cubic feet a day in 1997 compared to 222 million in 1996. Sales of natural gas in the U.S. averaged 212 million cubic feet a day, up 34 percent. In other areas, average natural gas sales increased five percent in Canada but were down 10 percent in the U.K. Natural gas production in Spain ceased at the end of 1996. Exploration expenses totaled $71.5 million for the nine months ended September 30, 1997 compared to $43.9 million a year ago. Exploration expenses were down in the U.K., but were up in the U.S., Canada, and other international areas. The tables on page 11 provide additional details of the results of exploration and production operations for the first nine months of each year.

Refining, marketing, and transportation operations in the U.S. benefited from improved margins as well as higher volumes in the first nine months of 1997 and reported earnings of $37.9 million compared to a loss of $4.1 million for the same period last year. The U.S. results included after-tax benefits of $5 million in 1997 and $4.6 million in 1996 related to crude oil swap agreements. Operations in the U.K. earned $6 million in the nine months ended September 30, 1997 compared to $.4 million in the prior year. Earnings from purchasing, transporting, and reselling crude oil in Canada were $4.5 million in the current nine-month period compared to $3.9 million a year ago. The Company's refinery crude runs worldwide for the 1997 period were 159,583 barrels a day compared to 155,704 a year ago. Petroleum product sales worldwide were 178,355 barrels a day, up from 167,954 in 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

FINANCIAL CONDITION

Cash provided by continuing operations was $315 million for the first nine months of 1997 compared to $322.7 million for the same period in 1996.
Changes in operating working capital other than cash and cash equivalents required cash of $21.4 million for the first nine months of 1997 but provided cash of $45.5 million for the 1996 period. Cash provided by operating activities was reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $12.7 million in the current year and $8.9 million in 1996. Investing activities included $51.7 million provided by proceeds from the sale of property, plant, and equipment in 1996, primarily from the sale of U.S. onshore producing properties, compared to $14.3 million in the 1997 period. Predominant uses of cash in both years were for capital expenditures (which, including amounts expensed, are summarized in the following table) and payment of dividends.

   --------------------------------------------------------------------------
   Capital Expenditures                        Nine Months Ended September 30,
   --------------------------------------------------------------------------
   (Millions of dollars)                                  1997           1996
   --------------------------------------------------------------------------
   Exploration and production. . . . . . . . . . . .   $ 312.1          263.5
   Refining, marketing, and transportation . . . . .      22.3           25.1
   Corporate . . . . . . . . . . . . . . . . . . . .       1.2             .6
   --------------------------------------------------------------------------
                                                       $ 335.6          289.2
   ==========================================================================

Working capital at September 30, 1997 was $31.8 million, down $24.4 million from December 31, 1996. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $89.9 million below current costs at September 30, 1997.

At September 30, 1997, long-term nonrecourse debt of a subsidiary was $180.3 million, down slightly from December 31, 1996 due to changes in foreign currency exchange rates. Notes payable and capitalized lease obligations of $29.6 million were up $8.7 million due to additional borrowing for certain oil and gas development projects. A summary of capital employed at September 30, 1997 and December 31, 1996 follows.

   --------------------------------------------------------------------------
   Capital Employed                     September 30, 1997  December 31, 1996
   --------------------------------------------------------------------------
   (Millions of dollars)                     Amount      %      Amount      %
   --------------------------------------------------------------------------
   Notes payable and capitalized lease
    obligations. . . . . . . . . . . . .  $    29.6      2        20.9      2
   Nonrecourse debt of a subsidiary. . .      180.3     14       180.9     15
   Stockholders' equity. . . . . . . . .    1,069.7     84     1,027.5     83
   --------------------------------------------------------------------------
                                          $ 1,279.6    100     1,229.3    100
   ==========================================================================

OIL AND GAS OPERATING RESULTS* (UNAUDITED)
------------------------------------------------------------------------------
                                         United               Synthetic
                           United          King-  Ecua-           Oil -
(Millions of dollars)      States  Canada   dom    dor   Other   Canada  Total
------------------------------------------------------------------------------
THREE MONTHS ENDED
SEPTEMBER 30, 1997
Oil and gas sales and
 operating revenues  . . . $ 66.1    26.3  30.5    9.3      .2     18.4  150.8
Production costs . . . . .   11.8     9.8   6.9    2.8       -     10.1   41.4
Depreciation, depletion,
 and amortization. . . . .   22.2     8.2  11.9    2.9       -      1.8   47.0
Exploration expenses
  Dry hole costs . . . . .    1.9      .6   4.4      -      .8        -    7.7
  Geological and geophysical
   costs . . . . . . . . .    3.1     1.0   1.2      -     1.6        -    6.9
  Other costs  . . . . . .     .6      .3    .4      -     1.1        -    2.4
------------------------------------------------------------------------------
                              5.6     1.9   6.0      -     3.5        -   17.0
  Undeveloped lease
   amortization  . . . . .    1.6     1.0     -      -      .1        -    2.7
------------------------------------------------------------------------------
     Total exploration
      expenses                7.2     2.9   6.0      -     3.6        -   19.7
------------------------------------------------------------------------------
Selling and general
 expenses. . . . . . . . .    4.0     1.3    .7     .1      .6       .1    6.8
Income tax provisions
 (benefits). . . . . . . .    7.4     1.7   3.2     .4     (.3)     2.4   14.8
------------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $ 13.5     2.4   1.8    3.1    (3.7)     4.0   21.1
==============================================================================

THREE MONTHS ENDED
SEPTEMBER 30, 1996
Oil and gas sales and
 operating revenues. . . . $ 53.4    26.2  31.1    8.8     2.3     16.5  138.3
Production costs . . . . .    9.2     8.5   6.7    2.8      .1      9.3   36.6
Depreciation, depletion,
 and amortization. . . . .   13.8     6.4   8.3    2.2     1.4      1.4   33.5
Exploration expenses
  Dry hole costs . . . . .    2.2       -   5.7      -       -        -    7.9
  Geological and geophysical
   costs . . . . . . . . .    4.6     1.4    .6      -      .3        -    6.9
  Other costs  . . . . . .    1.0      .1    .5      -      .4        -    2.0
------------------------------------------------------------------------------
                              7.8     1.5   6.8      -      .7        -   16.8
  Undeveloped lease
   amortization  . . . . .    1.4      .8     -      -       -        -    2.2
------------------------------------------------------------------------------
     Total exploration
      expenses                9.2     2.3   6.8      -      .7        -   19.0
------------------------------------------------------------------------------
Selling and general
 expenses. . . . . . . . .    3.5     1.4    .7      -      .3       .1    6.0
Income tax provisions. . .    6.3     3.6   6.8     .3      .2      2.2   19.4
------------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $ 11.4     4.0   1.8    3.5     (.4)     3.5   23.8
==============================================================================

NINE MONTHS ENDED
SEPTEMBER 30, 1997
Oil and gas sales and
 operating revenues. . . . $196.7    74.0  90.7   26.1     1.3     49.2  438.0
Production costs . . . . .   33.5    28.0  25.0    8.4       -     28.2  123.1
Depreciation, depletion,
 and amortization. . . . .   59.4    22.7  33.5    8.3       -      4.8  128.7
Exploration expenses
  Dry hole costs . . . . .   25.5     3.1   5.0      -     3.3        -   36.9
  Geological and geophysical
   costs . . . . . . . . .    8.6     5.6   1.4      -     4.4        -   20.0
  Other costs  . . . . . .    1.7      .6   1.5      -     3.0        -    6.8
------------------------------------------------------------------------------
                             35.8     9.3   7.9      -    10.7        -   63.7
  Undeveloped lease
   amortization  . . . . .    5.0     2.7     -      -      .1        -    7.8
------------------------------------------------------------------------------
     Total exploration
      expenses               40.8    12.0   7.9      -    10.8        -   71.5
------------------------------------------------------------------------------
Selling and general
 expenses. . . . . . . . .   10.6     3.9   1.8     .3     1.5       .1   18.2
Income tax provisions
 (benefits). . . . . . . .   18.0     2.0  12.4     .7     (.1)     6.0   39.0
------------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $ 34.4     5.4  10.1    8.4   (10.9)    10.1   57.5
==============================================================================

NINE MONTHS ENDED
SEPTEMBER 30, 1996
Oil and gas sales and
 operating revenues. . . . $175.6    72.5  92.7   24.2     7.6     45.8  418.4
Production costs . . . . .   35.0    22.6  23.3    8.5      .7     28.4  118.5
Depreciation, depletion,
 and amortization. . . . .   45.8    18.4  29.3    6.5     4.5      4.1  108.6
Exploration expenses
  Dry hole costs . . . . .    7.4      .7   9.4      -       -        -   17.5
  Geological and geophysical
   costs . . . . . . . . .    8.0     2.7   1.7      -      .9        -   13.3
  Other costs  . . . . . .    2.4      .4   1.3      -     2.0        -    6.1
------------------------------------------------------------------------------
                             17.8     3.8  12.4      -     2.9        -   36.9
  Undeveloped lease
   amortization  . . . . .    4.8     2.2     -      -       -        -    7.0
------------------------------------------------------------------------------
     Total exploration
      expenses               22.6     6.0  12.4      -     2.9        -   43.9
------------------------------------------------------------------------------
Selling and general
 expenses. . . . . . . . .   10.1     4.0   2.2     .1      .9       .1   17.4
Income tax provisions. . .   22.4     9.5  16.4     .8      .7      5.0   54.8
------------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $ 39.7    12.0   9.1    8.3    (2.1)     8.2   75.2
==============================================================================

*Excludes special items.

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

November 12, 1997
     (Date)

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

10.1  1987 Management Incentive Plan (adopted  Exhibit 10.2, Page Ex. 10.2-0,
      May 13, 1987, amended February 1, 1990   of Murphy's Annual Report on
      retroactive to February 3, 1988)         Form 10-K for the year ended
                                               December 31, 1994

10.2  1992 Stock Incentive Plan amended        Exhibit 10.2, Page Ex. 10.2-1,
      May 14, 1997                             of Murphy's Report on Form 10-Q
                                               for the quarterly period ended
                                               June 30, 1997

10.3  Employee Stock Purchase Plan             Exhibit 99.01 of Murphy's Form
                                               S-8 Registration Statement
                                               under the Securities Act of
                                               1933 dated May 19, 1997

27    Financial Data Schedule for the nine     Included only in electronic
      months ended September 30, 1997          filing

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.