Form 10-K405
period 1997-12-31
MURPHY OIL CORP /DE
filed 1998-03-27
CIK 717423

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

  (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                                           For the fiscal year DECEMBER 31, 1997

                                      OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

  For the transition period from ___________________ to ____________________

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

      Registrant's telephone number, including area code: (870) 862-6411

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
                            ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based on average price at February 27, 1998 as quoted by the New York Stock Exchange, was approximately $1,655,470,000.

Number of shares of Common Stock, $1.00 Par Value, outstanding at February 27, 1998, was 44,956,718.

                     Documents incorporated by reference:

The Registrant's definitive Proxy Statement relating to the Annual Meeting of
Stockholders on May 13, 1998   (Part III)

================================================================================

                            MURPHY OIL CORPORATION

                   TABLE OF CONTENTS - 1997 FORM 10-K REPORT

                                                                  Page
                                                                 Number
                                                                 ------
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

                                    PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES.

     SUMMARY

     Murphy Oil Corporation is a worldwide oil and gas exploration and production company with refining and marketing operations in the United States and the United Kingdom as well as pipeline and crude oil trading operations in Canada. As used in this report, the terms Murphy, Murphy Oil, we, our, its and Company may refer to Murphy Oil Corporation or any one or more of its consolidated subsidiaries.

     The Company was originally incorporated in Louisiana in 1950 as Murphy Corporation; reincorporated in Delaware in 1964, at which time it adopted the name Murphy Oil Corporation; and reorganized in 1983 to operate solely as a holding company of its various businesses. Its activities are classified into two business segments: (1) "Exploration and Production," and (2) "Refining, Marketing and Transportation." Additionally, "Corporate" activities include interest income, interest expense and overhead not allocated to either of the business segments. On December 31, 1996, Murphy completed a spin-off to its stockholders of its wholly owned farm, timber and real estate subsidiary, Deltic Farm & Timber Co., Inc. (reincorporated as "Deltic Timber Corporation").

     The information appearing in the 1997 Annual Report to Security Holders (1997 Annual Report) is incorporated in this Annual Report on Form 10-K as
     Exhibit 13 and is deemed to be filed as part of this 10-K report as indicated under Items 1, 2, 5, 6, 7, 8 and 14. A narrative of the graphic and image information that appears in the paper format version of
     Exhibit 13 is included in the electronic Form 10-K document as an appendix (pages Ex. 13A-1 through Ex. 13A-8) to Exhibit 13.

     In addition to the following information about each business segment, data relative to Murphy's operations, properties and industry segments, including revenues by class of products and financial information by geographic area, are described on pages 1, 30 through 38, 45, 52, 53, 56 and 57 of the 1997 Annual Report, which is filed in this 10-K report as Exhibit 13.

     EXPLORATION AND PRODUCTION

     During 1997, Murphy's principal exploration and/or production activities were conducted in the United States and Ecuador by wholly owned Murphy Exploration & Production Company (Murphy Expro) and its subsidiaries, in western Canada and offshore eastern Canada by wholly owned Murphy Oil Company Ltd. (MOCL) and its subsidiaries and in the U.K. North Sea and the Atlantic Margin by wholly owned Murphy Petroleum Limited. Murphy's crude oil and natural gas liquids production in 1997 was in the United States, Canada, the U.K. North Sea and Ecuador; its natural gas was produced and sold in the United States, Canada and the U.K. North Sea. MOCL also has a five-percent interest in Syncrude Canada Ltd., which extracts synthetic crude oil from oil sand deposits in northern Alberta. In addition, subsidiaries of Murphy Expro conducted exploration activities in various other areas including China, the Faroe Islands, Ireland, the Falkland Islands, Venezuela, Bangladesh, Brazil, Pakistan, Denmark and the Caspian Sea.

     Murphy's estimated net quantities of proved oil and gas reserves and proved developed oil and gas reserves at December 31, 1994, 1995, 1996 and 1997 by geographic area are reported on page 55 of the 1997 Annual Report, which is filed in this 10-K report as Exhibit 13. Murphy has not filed and is not required to file any estimates of its total proved net oil or gas reserves on a recurring basis with any federal or foreign governmental regulatory authority or agency other than the U.S. Securities and Exchange Commission. Annually, Murphy reports gross reserves of properties operated in the United States to the U.S. Department of Energy; such reserves are derived from the same data from which estimated net proved reserves of such properties are determined.

     Net crude oil, condensate, and gas liquids production and net natural gas sales by geographic area with weighted average sales prices for each year in the five-year period ended December 31, 1997 are shown on page 59 of the 1997 Annual Report, which is filed in this 10-K report as Exhibit 13.

     EXPLORATION AND PRODUCTION (Contd.)

     Production costs for the last three years in U.S. dollars per equivalent barrel produced, including natural gas volumes converted to equivalent barrels of crude oil on the basis of approximate relative energy content (6 MCF = 1 bbl.), are discussed on page 33 of the 1997 Annual Report, which is filed in this 10-K report as Exhibit 13.

     Supplemental disclosures about oil and gas producing activities are reported on pages 54 through 58 of the 1997 Annual Report, which is filed in this 10-K report as Exhibit 13.

     At December 31, 1997, Murphy held leases, concessions, contracts or permits on nonproducing and producing acreage as shown by geographic area in the following table. Gross acres are those in which all or part of the working interest is owned by Murphy; net acres are the portions of the gross acres applicable to Murphy's working interest. All amounts shown are in thousands of acres.


                                                 Nonproducing          Producing               Total
                                               ----------------     -----------------     ----------------
        Area                                   Gross       Net      Gross       Net       Gross       Net
        ----                                   ------   -------     -----      ------     -----      -----
         United States   - Onshore                 10         5        38         20         48        25
                         - Gulf of Mexico         805       499       389        151      1,194       650
                         - Frontier                81        47         -          -         81        47
                                               ------     -----     -----     ------     ------     -----
             Total United States                  896       551       427        171      1,323       722
                                               ------     -----     -----     ------     ------     -----

         Canada          - Onshore                954       632       396        166      1,350       798
                         - Offshore               109        15         2          -        111        15
                         - Oil sands              219        51        13          4        232        55
                                               ------     -----     -----     ------     ------     -----
             Total Canada                       1,282       698       411        170      1,693       868
                                               ------     -----     -----     ------     ------     -----

         United Kingdom                         1,186       312        66          9      1,252       321
         Ecuador                                    -         -       494         99        494        99
         China                                    563       253         -          -        563       253
         Falkland Islands                         401       100         -          -        401       100
         Ireland                                  896       224         -          -        896       224
         Pakistan                               9,545     7,850         -          -      9,545     7,850
         Peru                                   2,486     2,486         -          -      2,486     2,486
         Spain                                    434       136         -          -        434       136
         Tunisia                                  109        36         -          -        109        36
                                               ------    ------     -----     ------     ------    ------
             Totals                            17,798    12,646     1,398        449     19,196    13,095
                                               ======    ======     =====     ======     ======    ======

     Oil and gas wells producing or capable of producing at December 31, 1997 are summarized in the following table. Gross wells are those in which all or part of the working interest is owned by Murphy. Net wells are the portions of the gross wells applicable to Murphy's working interest.


                                                     Oil Wells                Gas Wells
                                                 -------------------     --------------------
     Country                                       Gross       Net         Gross      Net
     -------                                     ---------  --------     ---------  ---------
     United States                                     342     153.9           277      115.5
     Canada                                          4,160     793.0           813      274.0
     United Kingdom                                     85      11.3            21        1.5
     Ecuador                                            47       9.4             -          -
                                                 ---------  --------     ---------  ---------
                     Totals                          4,634     967.6         1,111      391.0
                                                 =========  ========     =========  =========

     Wells included above with multiple
     completions and counted as one well each           91      42.6            90       65.7


     EXPLORATION AND PRODUCTION (Contd.)

     Murphy's net wells drilled in the last three years are summarized in the following table.

                                United                     United
                                States        Canada       Kingdom        Ecuador         Other         Totals
                           -------------- -------------  ------------  -------------   ------------ ------------
                             Pro-            Pro-          Pro-          Pro-            Pro-         Pro-
                           ductive    Dry  ductive  Dry  ductive  Dry  ductive   Dry   ductive  Dry  ductive  Dry
                           -------    ---  -------  ---  -------  ---  -------  ----   -------  ---  -------  ---
      1997
      ----
      Exploratory              7.6    6.8   15.8    8.3     .5    .6       -      -      .4     1.0   24.3    16.7
      Development              2.9      -   83.0      -     .9    .3     1.6      -       -       -   88.4      .3

      1996
      ----
      Exploratory             13.8    3.9    5.3    4.0      -   1.1       -      -      .4       -   19.5     9.0
      Development              4.6      -   70.2    2.5    1.0    .1     2.2      -       -       -   78.0     2.6

      1995
      ----
      Exploratory              4.6    1.9    6.0    4.3     .3    .1       -      -       -      .5   10.9     6.8
      Development              2.0      -   25.9    1.6     .8     -     2.8      -       -       -   31.5     1.6

     Murphy's drilling wells in progress at December 31, 1997 are summarized as follows.

                            Exploratory         Development         Totals
                          ----------------    ---------------    --------------
      Country              Gross     Net       Gross    Net       Gross   Net
      -------             -------- -------    ------- -------    ------- ------
      United States           4        2.0        1       .5        5      2.5
      Canada                  2        2.0        -        -        2      2.0
      United Kingdom          -          -        2       .1        2       .1
      China                   1         .5        -        -        1       .5
                           ----        ---      ---  -------    -----  -------
         Totals               7        4.5        3       .6       10      5.1
                           ====        ===      ===  =======    =====  =======

     Additional information about current exploration and production activities is reported on pages 2 through 19 of the 1997 Annual Report, which is filed in this 10-K report as Exhibit 13.

     REFINING, MARKETING AND TRANSPORTATION

     Murphy Oil USA, Inc. (MOUSA), a wholly owned subsidiary, owns and operates two refineries in the United States. The refinery at Superior, Wisconsin is located on fee land. The Meraux, Louisiana refinery is located on fee land and two leases that expire in 2010 and 2021, at which times the Company has options to purchase the leased acreage at fixed prices. Murco Petroleum Limited (Murco), a wholly owned U.K. subsidiary serviced by Murphy Eastern Oil Company, has an effective 30-percent interest in a 108,000-barrel-a-day refinery at Milford Haven, Wales. Refinery capacities at December 31, 1997 are shown in the following table.

     REFINING, MARKETING AND TRANSPORTATION (Contd.)

                                                                 Milford Haven,
                                            Meraux,   Superior,      Wales
                                           Louisiana  Wisconsin  (Murco's 30%)   Totals
                                           ---------  ---------  -------------- ---------
      Crude capacity - b/sd*                 100,000     35,000       32,400      167,400

      Process capacities - b/sd*
        Vacuum distillation                   50,000     20,500       16,500       87,000
        Catalytic cracking - fresh feed       38,000     11,000        9,960       58,960
        Pretreating cat-reforming feeds       22,000      9,000        5,490       36,490
        Catalytic reforming                   18,000      8,000        5,490       31,490
        Distillate hydrotreating              15,000      7,800       20,250       43,050
        Gas oil hydrotreating                 27,500          -            -       27,500
        Solvent deasphalting                  18,000          -            -       18,000
        Isomerization                              -      2,000        2,250        4,250

      Production capacities - b/sd*
        Alkylation                             8,500      1,500        1,680       11,680
        Asphalt                                    -      7,500            -        7,500

      Crude oil and product storage
       capacities - bbls.                  4,453,000  2,852,000    2,638,000    9,943,000

        *Barrels per stream day.

     Murphy distributes refined products from 57 terminal locations in the United States to retail and wholesale accounts in the United States (by MOUSA) and in Canada (by a MOCL subsidiary) under the brand names SPUR(R) and Murphy USA(R) and to unbranded wholesale accounts. Ten terminals are wholly owned and operated by MOUSA, 16 are jointly owned and operated by others and the remaining 31 are owned by others. Of the terminals wholly owned or jointly owned, four are marine terminals, two are supplied by truck, two are adjacent to MOUSA's refineries and 18 are supplied by pipeline. MOUSA receives products at the terminals owned by others in exchange for deliveries from the Company's wholly owned and jointly owned terminals. At the end of 1997, refined products were marketed at wholesale and/or retail through 585 branded stations in 17 southeastern and upper-midwestern states and six branded stations in the Thunder Bay area of Ontario, Canada.

     At the end of 1997, Murco distributed refined products in the United Kingdom from the Milford Haven refinery; three wholly owned, rail-fed terminals; seven terminals owned by others where products are received in exchange for deliveries from the Company's wholly owned terminals; and 396 branded stations under the brand names MURCO and EP.

     Murphy owns a 20-percent interest in a 120-mile, 165,000-barrel-a-day refined products pipeline that transports products from the Meraux refinery to two common carrier pipelines serving Murphy's marketing area in the southeastern United States. The Company also owns a 22-percent interest in a 312-mile crude oil pipeline in Montana and Wyoming with a capacity of 120,000 barrels a day and a 3.2-percent interest in LOOP Inc., which provides deepwater off-loading accommodations off the Louisiana coast for oil tankers and onshore facilities for storage of crude oil. In addition, Murphy owns 29.4 percent of a 22-mile, 300,000-barrel-a-day crude oil pipeline between LOOP storage at Clovelly, Louisiana and Alliance, Louisiana and 100 percent of a 24-mile, 200,000-barrel-a-day crude oil pipeline from Alliance to the Meraux refinery. The pipeline from Alliance to Meraux is also connected to another company's pipeline system, allowing crude oil transported by that system to be shipped to the Meraux refinery.

     REFINING, MARKETING AND TRANSPORTATION (Contd.)

     At December 31, 1997, MOCL operated the following Canadian crude oil pipelines, with the ownership percentage, extent and capacity in barrels a day of each as shown. MOCL also operated and owned all or most of several short lateral connecting pipelines.

        Name           Description           Percent    Miles    Bbls./Day     Route
        ----           ------------          -------    -----    ---------     -----
        Manito         Dual heavy oil          52.5      101       65,000      Dulwich to Kerrobert, Sask.
        North-Sask     Dual heavy oil          36.1       40       24,000      Paradise Hill to Dulwich, Sask.
        Cactus Lake    Dual heavy oil          13.1       40       55,000      Cactus Lake to Kerrobert, Sask.
        Bodo           Dual heavy oil          41.3       15       18,000      Bodo, Alta. to Cactus Lake, Sask.
        Milk River     Dual medium/light oil  100         10.5    118,000      Milk River, Alta. to U.S. border
        Wascana        Single light oil       100        108       45,000      Regina, Sask. to U.S. border
        Eyehill        Dual heavy             100         28       15,000      Eyehill to Unity, Sask.

     Additional information about current refining, marketing and transportation activities and a statistical summary of key operating and financial indicators for each year in the five-year period ended December 31, 1997 are reported on pages 2, 3, 5 through 7, 20 through 27 and 60 of the 1997 Annual Report, which is filed in this 10-K report as Exhibit 13.

     EMPLOYEES

     Murphy had 1,338 full-time employees at December 31, 1997.

     COMPETITION AND OTHER CONDITIONS WHICH MAY AFFECT BUSINESS

     Murphy operates in the oil industry and experiences intense competition from other oil and gas companies, many of which have substantially greater resources. In addition, the oil industry as a whole competes with other industries in supplying energy requirements around the world. Murphy is a net purchaser of crude oil and other refinery feedstocks and occasionally purchases refined products and may therefore be required to respond to operating and pricing policies of others, including producing country governments from whom it makes purchases. Additional information concerning current conditions of the Company's business is reported under the caption "Outlook" on page 37 of the 1997 Annual Report, which is filed in this 10-K report as Exhibit 13.

     The operations and earnings of Murphy have been and continue to be affected by worldwide political developments. Many governments, including those that are members of the Organization of Petroleum Exporting Countries
     (OPEC), unilaterally intervene at times in the orderly market of crude oil and natural gas produced in their countries through such actions as fixing prices and determining rates of production and who may sell and buy the production. In addition, prices and availability of crude oil, natural gas and refined products could be influenced by political unrest and by various governmental policies to restrict or increase petroleum usage and supply. Other governmental actions that could affect Murphy's operations and earnings include tax changes and regulations concerning: currency fluctuations, protection and/or remediation of the environment (See the caption "Environmental" on page 36 of the 1997 Annual Report, which is filed in this 10-K report as Exhibit 13.), preferential and discriminatory awarding of oil and gas leases, restraints and controls on imports and exports, safety, and relationships between employers and employees.
     Because these and other government-influenced factors too numerous to list are subject to constant changes dictated by political considerations and are often made in great haste in response to changing internal and worldwide economic conditions and to actions of other governments or specific events, it is not practical to attempt to predict the effects of such factors on Murphy's future operations and earnings.

     Murphy's policy is to insure against known risks when insurance is available at costs and terms Murphy considers reasonable. Certain existing risks are insured by Murphy only through Oil Insurance Limited, which is operated as a mutual insurance company by certain participating oil companies including Murphy and was organized to insure against risks for which commercial insurance is unavailable or for which the cost of commercial insurance is prohibitive.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The age (at January 1, 1998), present corporate office and length of service in office of each of the Company's executive officers and persons chosen to become executive officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

       R. Madison Murphy - Age 40; Chairman of the Board since October 1994.
          Mr. Murphy had been Executive Vice President and Chief Financial and Administrative Officer, Director and Member of the Executive Committee since 1993. Prior to that, he was Executive Vice President and Chief Financial Officer from 1992 to 1993; Vice President, Planning/Treasury, from 1991 to 1992; and Vice President, Planning, from 1988 to 1991, with additional duties as Treasurer from 1990 until August 1991.

       Claiborne P. Deming - Age 43; President and Chief Executive Officer since
          October 1994 and Director and Member of the Executive Committee since 1993. In 1992, he became Executive Vice President and Chief Operating Officer. Mr. Deming was President of MOUSA from 1989 to 1992.

       Steven A. Cosse' - Age 50; Senior Vice President since October 1994 and
          General Counsel since August 1991. Mr. Cosse' was elected Vice President in 1993. For the eight years prior to August 1991, he was General Counsel for Murphy Expro, at that time named Ocean Drilling & Exploration Company (ODECO), a majority-owned subsidiary of Murphy.

       Herbert A. Fox Jr. - Age 63; Vice President since October 1994. Mr. Fox has also been President of MOUSA since 1992. He served with MOUSA as Vice President, Manufacturing, from 1990 to 1992.

       Bill H. Stobaugh - Age 46; Vice President since May 1995, when he joined the Company. Prior to that, he had held various engineering, planning and managerial positions, the most recent being with an engineering consulting firm.

       Odie F. Vaughan - Age 61; Treasurer since August 1991.  From 1975 through
          July 1991, he was with ODECO as Vice President of Taxes and Treasurer.

       Ronald W. Herman - Age 60; Controller since August 1991.  He was
          Controller of ODECO from 1977 through July 1991.

       Walter K. Compton - Age 35; Secretary since December 1996. He has been an attorney with the Company since 1988 and became Manager, Law Department, in November 1996.


ITEM 3.    LEGAL PROCEEDINGS.

     Murphy and its subsidiaries are engaged in a number of legal proceedings, all of which Murphy considers routine and incidental to its business and none of which is material as defined by the rules and regulations of the U.S. Securities and Exchange Commission.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange and the Toronto Stock Exchange. Other information required by this item is reported on page 38 of the 1997 Annual Report, which is filed in this 10-K report as Exhibit 13.

ITEM 6.   SELECTED FINANCIAL DATA.

     Information required by this item appears on page 30 of the 1997 Annual Report, which is filed in this 10-K report as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Information required by this item appears on pages 31 through 37 of the 1997 Annual Report, which is filed in this 10-K report as Exhibit 13.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information required by this item appears on pages 38 through 58 of the 1997 Annual Report, which is filed in this 10-K report as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information regarding executive officers of the Company is included in Part I, page 8, of this 10-K report. Other information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 13, 1998, under the caption "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION.

     Information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 13, 1998, under the captions "Compensation of Directors," "Executive Compensation," "Option Exercises and Fiscal Year-End Values," "Option Grants," "Compensation Committee Report for 1997," "Shareholder Return Performance Presentation" and "Retirement Plans."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 13, 1998, under the caption "Certain Stock Ownerships."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 13, 1998, under the caption "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a)  1.  FINANCIAL STATEMENTS

          The following consolidated financial statements of Murphy Oil Corporation and consolidated subsidiaries are included on the pages indicated of the 1997 Annual Report, which is filed in this 10-K report as Exhibit 13.

                                                                   Exhibit 13
                                                                    Page Nos.
                                                                  -------------

            Independent Auditors' Report                                 39
            Consolidated Statements of Income                            40
            Consolidated Balance Sheets                                  41
            Consolidated Statements of Cash Flows                        42
            Consolidated Statements of Stockholders' Equity              43
            Notes to Consolidated Financial Statements            44 through 53

      2.  FINANCIAL STATEMENT SCHEDULES

          Financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

      3.  EXHIBITS

          The Exhibit Index on page 12 of this 10-K report lists the exhibits that are hereby filed or incorporated by reference.

 (b)      REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY OIL CORPORATION



By          CLAIBORNE P. DEMING               Date:      March 26, 1998
   ------------------------------------------     -----------------------------
       Claiborne P. Deming, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

           R. MADISON MURPHY                            MICHAEL W. MURPHY
----------------------------------------   -------------------------------------------
R. Madison Murphy, Chairman and Director            Michael W. Murphy, Director


           CLAIBORNE P. DEMING                          WILLIAM C. NOLAN JR.
----------------------------------------   -------------------------------------------
Claiborne P. Deming, President and Chief           William C. Nolan Jr., Director
    Executive Officer and Director
    (Principal Executive Officer)


           B. R. R. BUTLER                              CAROLINE G. THEUS
----------------------------------------   -------------------------------------------
        B. R. R. Butler, Director                  Caroline G. Theus, Director


           GEORGE S. DEMBROSKI                            LORNE C. WEBSTER
----------------------------------------   -------------------------------------------
       George S. Dembroski, Director                 Lorne C. Webster, Director


              H. RODES HART                              STEVEN A. COSSE'
----------------------------------------   -------------------------------------------
           H. Rodes Hart, Director           Steven A. Cosse', Senior Vice President
                                                     and General Counsel
                                                 (Principal Financial Officer)


           VESTER T. HUGHES JR.                          RONALD W. HERMAN
----------------------------------------   -------------------------------------------
      Vester T. Hughes Jr., Director                Ronald W. Herman, Controller
                                                   (Principal Accounting Officer)


            C. H. MURPHY JR.
----------------------------------------
       C. H. Murphy Jr., Director



                                 EXHIBIT INDEX

 Exhibit                                                                                          Page Number or
   No.                                                                                    Incorporation by Reference to
 -------                                                                            -------------------------------------------
  3.1        Certificate of Incorporation of Murphy Oil Corporation as of           Exhibit 3.1, Page Ex. 3.1-1, of Murphy's
             September 25, 1986                                                     Annual Report on Form 10-K for the year
                                                                                    ended December 31, 1996.

  3.2        Bylaws of Murphy Oil Corporation at January 24, 1996                   Page Ex. 3.2-1

  4 Instruments Defining the Rights of Security Holders. Murphy is party to several long-term debt instruments in addition to the one in Exhibit 4.1, none of which authorizes securities exceeding 10 percent of the total consolidated assets of Murphy and its subsidiaries. Pursuant to Regulation S-K, item 601(b), paragraph 4(iii)(A), Murphy agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

  4.1        Credit Agreement among Murphy Oil Corporation and                      Page Ex. 4.1-0
             certain subsidiaries and the Chase Manhattan Bank
             et al as of November 13, 1997

  4.2        Rights Agreement dated as of December 6, 1989 between                  Exhibit 4.1, Page Ex. 4.1-0, of Murphy's
             Murphy Oil Corporation and Harris Trust Company of New                 Annual Report on Form 10-K for the year
             York, as Rights Agent                                                  ended December 31, 1994

  10.1       1987 Management Incentive Plan (adopted May 13, 1987,                  Exhibit 10.2, Page Ex. 10.2-0, of Murphy's
             amended February 7, 1990 retroactive to February 3, 1988)              Annual Report on Form 10-K for the
                                                                                    year ended December 31, 1994

  10.2       1992 Stock Incentive Plan amended May 14, 1997                         Exhibit 10.2, Page Ex. 10.2-1, of Murphy's
                                                                                    Report on Form 10-Q for the quarterly
                                                                                    period ended June 30, 1997

  10.3       Employee Stock Purchase Plan                                           Exhibit 99.01 of Murphy's Form S-8
                                                                                    Registration Statement under the Securities
                                                                                    Act of 1933 dated May 19, 1997

  13         1997 Annual Report to Security Holders                                 Page Ex. 13-0
               Appendix - Narrative to Graphic and Image Material                   Page Ex. 13A-1 (only in electronic filing)

  21         Subsidiaries of the Registrant                                         Page Ex. 21-1

  23         Independent Auditors' Consent                                          Page Ex. 23-1

  27.1       Financial Data Schedule for 1997                                       Only in electronic filing

  27.2       Restated Financial Data Schedules for the year ended                   Only in electronic filing
             December 31, 1995, six months ended June 30, 1997, and
             nine months ended September 30, 1997

  99.1       Undertakings                                                           Page Ex. 99.1-1

  99.2       Form 11-K, Annual Report for the fiscal year ended                     To be filed as an amendment of this Annual
             December 31, 1997 covering the Thrift Plan for Employees               Report on Form 10-K not later than 180 days
             of Murphy Oil Corporation                                              after December 31, 1997

  99.3       Form 11-K, Annual Report for the fiscal year ended                     To be filed as an amendment of this Annual
             December 31, 1997 covering the Thrift Plan for Employees               Report on Form 10-K not later than 180 days
             of Murphy Oil USA, Inc. Represented by United Steelworkers             after December 31, 1997
             of America, AFL-CIO, Local No. 8363

  99.4       Form 11-K, Annual Report for the fiscal year ended                     To be filed as an amendment of this Annual
             December 31, 1997 covering the Thrift Plan for Employees               Report on Form 10-K not later than
             of Murphy Oil USA, Inc. Represented by International Union             180 days after December 31, 1997
             of Operating Engineers, AFL-CIO, Local No. 305

  99.5       Form 11-K, Annual Report for the fiscal year ended                     To be filed as an amendment of this Annual
             December 31, 1997 covering the Thrift Plan for Hourly                  Report on Form 10-K not later than 180 days
             Employees of Deltic Farm & Timber Co., Inc.                            after December 31, 1997

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.