Form 10-Q
period 1998-03-31
MURPHY OIL CORP /DE
filed 1998-05-11
CIK 717423

===============================================================================


        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      (Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 1998

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

                                                  [X] Yes    No


Number of shares of Common Stock, $1.00 par value, outstanding at March 31, 1998 was 44,956,718.


==============================================================================

PART I - FINANCIAL INFORMATION

             Murphy Oil Corporation and Consolidated Subsidiaries
                        CONSOLIDATED BALANCE SHEETS
                          (Thousands of dollars)

                                                    (unaudited)
                                                     March 31,   December 31,
                                                       1998          1997
                                                     ---------   ------------
ASSETS
Current assets
  Cash and cash equivalents                         $   16,312         24,288
  Accounts receivable, less allowance for
   doubtful accounts of $13,483 in 1998
   and $13,530 in 1997                                 245,791        272,447
  Inventories
    Crude oil and blend stocks                          50,902         55,075
    Finished products                                   60,977         64,394
    Materials and supplies                              39,382         38,947
  Prepaid expenses                                      47,025         47,323
  Deferred income taxes                                 13,916         15,278
                                                     ---------      ---------
      Total current assets                             474,305        517,752

Property, plant and equipment, at cost less
 accumulated depreciation, depletion and
 amortization of $2,816,220 in 1998 and
 $2,762,805 in 1997                                  1,699,919      1,655,838
Deferred charges and other assets                       65,376         64,729
                                                     ---------      ---------
      Total assets                                  $2,239,600      2,238,319
                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term obligations       $    7,965          6,227
  Notes payable                                              -          2,175
  Accounts payable and accrued liabilities             380,738        435,390
  Income taxes                                          25,078         25,627
                                                     ---------      ---------
      Total current liabilities                        413,781        469,419

Notes payable and capitalized lease obligations         75,524         28,367
Nonrecourse debt of a subsidiary                       178,089        177,486
Deferred income taxes                                  141,895        136,390
Reserve for dismantlement costs                        153,813        153,021
Reserve for major repairs                               44,150         43,038
Deferred credits and other liabilities                 146,299        151,247

Stockholders' equity
  Capital stock
    Cumulative Preferred Stock, par $100, authorized
     400,000 shares, none issued                             -              -
    Common Stock, par $1.00, authorized 80,000,000
     shares, issued 48,775,314 shares                   48,775         48,775
  Capital in excess of par value                       511,016        509,615
  Retained earnings                                    622,340        622,532
  Accumulated other comprehensive income - foreign
   currency translation                                  7,270            891
  Unamortized restricted stock awards                   (3,539)          (944)
  Treasury stock, 3,818,596 shares of Common Stock
   in 1998, 3,883,883 shares in 1997, at cost          (99,813)      (101,518)
                                                     ---------      ---------
      Total stockholders' equity                     1,086,049      1,079,351
                                                     ---------      ---------
      Total liabilities and stockholders' equity    $2,239,600      2,238,319
                                                     =========      =========

See Notes to Consolidated Financial Statements, page 4.

The Exhibit Index is on page 12.

             Murphy Oil Corporation and Consolidated Subsidiaries
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (Thousands of dollars, except per share amounts)

                                                           Three Months Ended
                                                                March 31,
                                                        ---------------------
                                                           1998          1997
                                                        -------       -------
REVENUES
Sales                                                  $418,820       493,489
Other operating revenues                                 20,716        13,683
Interest, income from equity companies and
 other nonoperating revenues                              1,115         1,144
                                                        -------       -------
  Total revenues                                        440,651       508,316
                                                        -------       -------

COSTS AND EXPENSES
Crude oil, products and related operating expenses      329,421       363,270
Exploration expenses, including undeveloped
 lease amortization                                      18,054        28,550
Selling and general expenses                             16,768        14,305
Depreciation, depletion and amortization                 50,272        48,725
Interest expense                                          3,876         2,914
Interest capitalized                                     (2,550)       (2,896)
                                                        -------       -------
  Total costs and expenses                              415,841       454,868
                                                        -------       -------

Income before income taxes                               24,810        53,448
Federal and state income taxes                            7,733        10,971
Foreign income taxes                                      1,536        11,861
                                                        -------       -------

NET INCOME                                             $ 15,541        30,616
                                                        =======       =======

Net income per Common share - basic                    $    .35           .68
                                                        =======       =======

Net income per Common share - diluted                  $    .35           .68
                                                        =======       =======

Cash dividends per Common share                        $    .35          .325
                                                        =======       =======

Average Common shares outstanding - basic            44,940,128    44,873,856

Average Common shares outstanding - diluted          45,016,395    44,939,247


             Murphy Oil Corporation and Consolidated Subsidiaries
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                            (Thousands of dollars)

                                                           Three Months Ended
                                                                March 31,
                                                        ---------------------
                                                           1998          1997
                                                        -------       -------
Net income                                             $ 15,541        30,616
Other comprehensive income - net gain (loss)
 from foreign currency translation                        6,379       (12,867)
                                                        -------       -------
COMPREHENSIVE INCOME                                   $ 21,920        17,749
                                                        =======       =======

See Notes to Consolidated Financial Statements, page 4.

             Murphy Oil Corporation and Consolidated Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of dollars)

                                                           Three Months Ended
                                                                March 31,
                                                        ---------------------
                                                           1998          1997
                                                        -------       -------

OPERATING ACTIVITIES
Net income                                             $ 15,541        30,616
Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation, depletion and amortization               50,272        48,725
  Provisions for major repairs                            5,526         5,610
  Expenditures for major repairs and
   dismantlement costs                                   (6,126)       (3,872)
  Exploratory expenditures charged against income        15,337        25,948
  Amortization of undeveloped leases                      2,717         2,602
  Deferred and noncurrent income taxes                    3,732         6,562
  Pretax gains from disposition of assets                  (484)       (3,000)
  Other - net                                             2,368           357
                                                        -------       -------
                                                         88,883       113,548
  Net increase in operating working capital
   other than cash and cash equivalents                 (19,730)       (2,347)
  Other adjustments related to operating activities      (5,806)       (9,261)
                                                        -------       -------
    Net cash provided by operating activities            63,347       101,940
                                                        -------       -------

INVESTING ACTIVITIES
Capital expenditures requiring cash                    (102,039)     (117,125)
Proceeds from sale of property, plant and equipment       1,213         4,361
Other investing activities - net                         (2,296)         (181)
                                                        -------       -------
    Net cash required by investing activities          (103,122)     (112,945)
                                                        -------       -------

FINANCING ACTIVITIES
Increase (decrease) in notes payable and
 capitalized lease obligations                           44,982            (1)
Increase (decrease) in nonrecourse debt of
 a subsidiary                                             2,341          (854)
Sale of treasury shares under employee stock
 purchase plan                                              184             -
Cash dividends paid                                     (15,733)      (14,580)
                                                        -------       -------
   Net cash provided (required) by
    financing activities                                 31,774       (15,435)
                                                        -------       -------

Effect of exchange rate changes on cash and
 cash equivalents                                            25        (1,903)
                                                        -------       -------

Net decrease in cash and cash equivalents                (7,976)      (28,343)
Cash and cash equivalents at January 1                   24,288       109,707
                                                        -------       -------

Cash and cash equivalents at March 31                  $ 16,312        81,364
                                                        =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid, net of refunds                 $ 10,188        25,947

Interest paid, net of amounts capitalized                   711        (1,148)

See Notes to Consolidated Financial Statements, page 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 3 of this report on Form 10-Q.

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 1997. In the opinion of Murphy's management, the unaudited financial statements presented herein include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the Company's financial position at March 31, 1998, and the results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the Company's 1997 Annual Report on Form 10-K, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three months ended March 31, 1998 are not necessarily indicative of future results.

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

Under the Company's accounting policies, liabilities for environmental obligations are recorded when such obligations are probable and the cost can be reasonably estimated. If there is a range of reasonably estimated costs, the most likely amount will be recorded, or if no amount is most likely, the minimum of the range is used. Recorded liabilities are reviewed quarterly and adjusted as needed. Actual cash expenditures often occur one or more years after recognition of the liabilities.

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

The Company has received notices from the U.S. Environmental Protection Agency
(EPA) that it is a Potentially Responsible Party (PRP) at eight Superfund sites and has been assigned responsibility by defendants at another Superfund site. The potential total cost to all parties to perform necessary remedial work at these sites may be substantial. Based on currently available information, the Company has reason to believe that it is no longer considered a PRP by the EPA at five of these sites and that it is a "de minimus" party as to ultimate responsibility at the other four sites. The Company does not expect that its related remedial costs will be material to its financial condition or its results of operations, and it has not provided any reserve for remediation costs on Superfund sites. Additional information may become known in the future that would alter this assessment, including any requirement to bear a pro rata share of costs attributable to nonparticipating PRPs or indications of additional responsibility by the Company.

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

Certain liabilities for environmentally related obligations and prior environmental expenditures are expected to be recovered by the Company from other sources, primarily environmental funds maintained by the various states. Since no assurance can be given that recoveries from other sources will occur, the Company has not recognized a benefit for these potential recoveries at March 31, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE C - OTHER CONTINGENCIES

The Company's operations and earnings have been and may be affected by various other forms of governmental action both in the U.S. and throughout the world. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; restrictions on production; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting issuance of oil and gas or mineral leases; promotion of safety; governmental support for other forms of energy; and laws and regulations affecting the Company's relationships with employees, suppliers, customers, stockholders and others. Because governmental actions are often motivated by political considerations, may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form the actions may take or the effect such actions may have on the Company.

In the normal course of its business activities, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 1998, the Company had contingent liabilities of $17 million on outstanding letters of credit and $13 million under certain financial guarantees.

NOTE D - DERIVATIVE INSTRUMENTS

Derivative instruments are used by the Company on a limited basis to manage well-defined risks related to interest rates, foreign currency exchange rates and commodity prices. The use of derivative instruments is closely monitored by the Company's senior management, and all such transactions are designed to address risk-management objectives. The Company does not hold any derivatives for trading purposes, and it does not use derivatives with leveraged features. Derivative instruments are traded either with creditworthy major financial institutions or over national exchanges. Instruments that reduce the exposure of assets, liabilities or anticipated transactions to price, currency or interest rate risks are accounted for as hedges. Gains and losses on derivatives that cease to qualify as hedges are recognized in income or expense.

At March 31, 1998, Murphy had interest rate swap agreements with notional amounts totaling $100 million that serve to convert an equal amount of variable rate long-term debt to fixed rates. The swaps mature in 2002 and 2004 and have a weighted-average fixed interest rate of 6.46 percent. No interest rate swaps were outstanding at March 31, 1997. Using the accrual/settlement method of accounting, the net amount to be received or paid on a quarterly basis under the swap agreements is accrued as part of "Interest Expense" in the Consolidated Income Statement. Although the Company has never terminated an interest rate swap prior to maturity, if it did, any cash paid or received as settlement would be deferred and recognized as an adjustment to "Interest Expense" over the shorter of the remaining life of the debt or the remaining contractual life of the swap.

At March 31, 1998, the Company had a forward foreign currency exchange contract that serves to fix the U.S. dollar cost for Canadian dollar nonrecourse debt associated with the Company's investment in the Syncrude project. When the currency exchange contract matures in December 1998, Murphy will pay US $28.5 million to acquire the Canadian dollars needed to meet the payment of Cdn $38 million. The Company records the unrealized difference between the contract exchange rate and the actual period-ending exchange rate in the Consolidated Balance Sheet as an adjustment to "Nonrecourse Debt of a Subsidiary" with the offset to "Accumulated Other Comprehensive Income." When the contract is settled, any adjustment to the difference previously recorded will be included in the same accounts.

The Company previously used crude oil swap agreements to reduce a portion of the financial exposure of its U.S. refineries to crude oil price movements. Unrealized gains or losses on such swap contracts were generally deferred and recognized in connection with the associated crude oil purchase. If conditions indicated that the market price of finished products would not allow for recovery of the costs of the finished products, including any unrealized loss on the crude oil swap, a liability was provided for the nonrecoverable portion of the unrealized swap loss. The final swap matured in the third quarter of 1997. The Company recorded pretax operating results associated with crude oil swaps in "Crude Oil, Products and Related Operating Expenses" in the Consolidated Statement of Income. An after-tax gain of $4.1 million in the three months ended March 31, 1997 was due to crude oil swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE E - NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997. This statement will alter the Company's disclosures about its operating segments beginning with the results for the year ending December 31, 1998 and for each period thereafter, with restated comparative disclosures for earlier periods. This statement does not amend any existing accounting procedures, but it requires disclosures about an enterprise's components for which separate financial information is available and regularly used by the chief operating decision maker in allocating resources and assessing performance. Although the Company has not fully determined the effects that the new statement will have on its future consolidated financial statements, it expects to provide certain additional segment information for revenues, expenses and assets on a geographical basis.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair value of plan assets that is intended to facilitate financial analysis. SFAS No. 132 does not change the measurement or recognition rules related to these benefit plans. To comply with this statement, Murphy will change the benefit plan disclosures in its 1998 annual consolidated financial statements.

The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," in early 1998. This statement requires that start-up and organization costs be expensed as incurred and is effective January 1, 1999. Upon adoption, all start-up costs carried as assets must be written off to net income as a cumulative adjustment. The Company has not determined the amount of the cumulative adjustment that will be made upon adoption of the statement but believes it will be insignificant.

During 1997, the Securities and Exchange Commission amended Regulation S-K to require expanded disclosures concerning a broad range of market-sensitive instruments, including debt and equity securities and derivative instruments, beginning with the Company's 1998 Annual Report. Specifically, the new rules will require the Company to make disclosure outside of the consolidated financial statements of both quantitative and qualitative information concerning the market risks posed by risk-sensitive instruments. As described in Note D, the Company makes limited use of derivative instruments to hedge specific market risks. The Company has not determined which of several acceptable methods it will use to present the required quantitative and qualitative disclosures.

NOTE F - YEAR 2000 ISSUES

The Company has assessed its electronic operating systems to identify those that are not Year 2000 compliant and is developing plans to correct noncompliant systems. Although the Company cannot predict with any degree of certainty the total amount that will be spent to address this issue, the assessment indicates that up to $5 million of expense could be incurred through 1999 to modify systems to be Year 2000 compliant. The Company is also in the process of communicating with significant vendors and business partners to determine its risks relative to these third parties' systems on which the Company relies. Although the Company expects to have all of its major systems compliant by year-end 1999, there can be no assurance that the Company will not be adversely affected if internal or third-party operating systems encounter Year 2000 problems.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE G - BUSINESS SEGMENTS (UNAUDITED)

                                      Three Months Ended    Three Months Ended
                                         March 31, 1998        March 31, 1997
-----------------------------------------------------------------------------
(Millions of dollars)                 Revenues   Income     Revenues   Income
-----------------------------------------------------------------------------
Exploration and production*
  United States . . . . . . . . . . . . $ 52.2      7.0         68.3     12.1
  Canada. . . . . . . . . . . . . . . .   31.2       .5         44.5      7.2
  United Kingdom. . . . . . . . . . . .   21.9       .6         34.0      6.1
  Ecuador . . . . . . . . . . . . . . .    5.7      1.4          9.0      2.6
  Other international . . . . . . . . .     .8     (3.5)          .3     (3.0)
-----------------------------------------------------------------------------
                                         111.8      6.0        156.1     25.0
-----------------------------------------------------------------------------
Refining, marketing and transportation
  United States . . . . . . . . . . . .  268.6      6.0        318.3      5.7
  United Kingdom. . . . . . . . . . . .   74.1      4.5         57.2       .4
  Canada. . . . . . . . . . . . . . . .    7.0      1.9          6.7      1.7
-----------------------------------------------------------------------------
                                         349.7     12.4        382.2      7.8
-----------------------------------------------------------------------------
                                         461.5     18.4        538.3     32.8
Intrasegment transfers elimination . .   (21.9)       -        (31.1)       -
-----------------------------------------------------------------------------
                                         439.6     18.4        507.2     32.8
Corporate. . . . . . . . . . . . . . .     1.1     (2.9)         1.1     (2.2)
-----------------------------------------------------------------------------
                                        $440.7     15.5        508.3     30.6
=============================================================================

*Additional details are presented in the tables on page 10.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Murphy Oil Corporation's net income in the first quarter of 1998 totaled $15.5 million, $.35 a diluted share, compared to $30.6 million, $.68 a diluted share, in the first quarter a year ago. Net cash from operating activities excluding changes in noncash working capital items totaled $83.1 million in the first quarter of 1998 compared to $104.3 million a year ago.

All three of the Company's downstream systems reported higher earnings in the current quarter, with refining operations in the U.S. and U.K. particularly benefiting from low crude oil prices. In total, worldwide downstream operations earned $12.4 million, a 59-percent improvement over the $7.8 million earned in the first quarter of 1997, which included a $4.1 million after-tax benefit related to crude oil swap agreements. Exploration and production operations earned $6 million in the current quarter compared to $25 million a year ago, as a five-percent increase in U.S. natural gas sales and lower exploration expenses were more than offset by a decline of nearly $7.00 a barrel in average worldwide crude oil sales prices and a 16-percent reduction in U.S. natural gas sales prices.

Exploration and production operations in the U.S. earned $7 million compared to $12.1 million in the first quarter of 1997. Operations in Canada earned $.5 million compared to $7.2 million a year ago, and U.K. operations earned $.6 million in the current quarter, down from $6.1 million. Operations in Ecuador earned $1.4 million in the first quarter of 1998 compared to $2.6 million a year ago. Other international operations reported a loss of $3.5 million compared to a $3 million loss a year earlier. The Company's crude oil and condensate sales prices averaged $14.60 a barrel in the U.S. and $13.99 in the U.K., decreases of 33 percent and 32 percent, respectively. In Canada, sales prices averaged $13.27 a barrel for light oil, down 34 percent; $5.12 for heavy oil, down 61 percent; and $15.30 for synthetic oil, down 31 percent. The average sales price for production from the Hibernia field, offshore Canada, which came on stream in the fourth quarter of 1997, was $12.98 a barrel in the current quarter. In Ecuador, sales prices averaged $8.67 a barrel, down 36 percent. Total crude oil and gas liquids production averaged 54,059 barrels a day compared to 55,078 in the first quarter of 1997. U.S. production declined 18 percent. In Canada, light oil production was down nine percent, synthetic oil production was up two percent, and production at Hibernia averaged 2,481 barrels a day. While heavy oil production in Canada was essentially unchanged from a year ago, production in the current quarter of 10,630 barrels a day was down 14 percent from the fourth quarter of 1997. The decline reflects a selective shut-in of production during the current quarter in response to the substantial drop in heavy oil sales prices. At the end of the first quarter of 1998, heavy oil production in Canada was averaging 8,500 barrels a day, and further reductions should be expected. Production in the U.K. was down 10 percent and production in Ecuador was up one percent. Murphy's average natural gas sales price in the U.S. was $2.33 a thousand cubic feet (MCF) in the current quarter compared to $2.76 a year ago. The average natural gas sales price in Canada was down from $1.77 an MCF to $1.11. Sales prices averaged $2.09 an MCF in the U.K. compared to $2.68 a year ago. Total natural gas sales averaged 249 million cubic feet a day compared to 246 million a year ago. Sales of natural gas in the U.S. averaged 189 million cubic feet a day, up from 180 million in the first quarter of 1997, with this increase principally offset in the U.K., where production from the Amethyst field was shut in during part of the current quarter to repair damages to the field's pipeline. Exploration expenses totaled $18.1 million in the current quarter compared to $28.6 million a year ago. The tables on page 10 provide additional details of the results of exploration and production operations for the first quarter of each year.

Refining, marketing and transportation operations in the U.S. earned $6 million compared to $5.7 million a year ago, which included the $4.1 million benefit related to crude oil swap agreements. Operations in the U.K. earned $4.5 million in the current quarter compared to $.4 million in the first quarter of 1997. Earnings from purchasing, transporting and reselling crude oil in Canada were $1.9 million in the current quarter compared to $1.7 million in the first quarter of 1997. Refinery crude runs were 167,031 barrels a day compared to 151,610 in the first quarter of 1997. Refined product sales were 196,443 barrels a day, up from 159,667 a year ago.

Corporate activities, which include interest income and expense and corporate overhead not allocated to operating functions, reflected a loss of $2.9 million in the current quarter compared to a loss of $2.2 million in the first quarter of 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

FINANCIAL CONDITION

Net cash provided by operating activities was $63.3 million for the first three months of 1998 compared to $101.9 million for the same period in 1997. Changes in operating working capital other than cash and cash equivalents required cash of $19.7 million in the first quarter of 1998 and $2.4 million in the 1997 period. Cash provided by operating activities was reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $6.1 million in the current quarter compared to $3.9 million a year ago. Predominant uses of cash in both years were for capital expenditures (which, including amounts expensed, are summarized in the following table) and payment of dividends.

   ------------------------------------------------------------------------
   Capital Expenditures                         Three Months Ended March 31,
   ------------------------------------------------------------------------
   (Millions of dollars)                                  1998         1997
   ------------------------------------------------------------------------
   Exploration and production  . . . . . . . . . .      $ 92.7        110.3
   Refining, marketing and transportation  . . . .         9.0          6.6
   Corporate . . . . . . . . . . . . . . . . . . .          .3           .2
   ------------------------------------------------------------------------
                                                        $102.0        117.1
   ========================================================================

Working capital at March 31, 1998 was $60.5 million, up $12.2 million from December 31, 1997. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $52.6 million below current costs at March 31, 1998.

At March 31, 1998, long-term nonrecourse debt of a subsidiary was $178.1 million, up slightly from December 31, 1997 due to changes in foreign currency exchange rates. Notes payable and capitalized lease obligations of $75.5 million were up $47.1 million due to additional borrowing for certain oil and gas development projects. A summary of capital employed at March 31, 1998 and December 31, 1997 follows.

   ------------------------------------------------------------------------
   Capital Employed                        March 31, 1998     Dec. 31, 1997
   ------------------------------------------------------------------------
   (Millions of dollars)                   Amount       %     Amount      %
   ------------------------------------------------------------------------
   Notes payable and capitalized lease
    obligations  . . . . . . .  . . . .  $   75.5       6       28.4      2
   Nonrecourse debt of a subsidiary . .     178.1      13      177.5     14
   Stockholders' equity . . . . . . . .   1,086.0      81    1,079.4     84
   ------------------------------------------------------------------------
                                         $1,339.6     100    1,285.3    100
   ========================================================================

OIL AND GAS OPERATING RESULTS (UNAUDITED)
-----------------------------------------------------------------------------
                                            United             Synthetic
                              United          King- Ecua-         Oil -
(Millions of dollars)         States  Canada   dom   dor  Other Canada  Total
-----------------------------------------------------------------------------
THREE MONTHS ENDED
 MARCH 31, 1998
Oil and gas sales and
 operating revenues            $52.2    18.8  21.9   5.7     .8   12.4  111.8
Production costs                 9.9     9.6   7.9   1.8      -    7.1   36.3
Depreciation, depletion
 and amortization               18.3     8.7   9.9   2.5      -    1.5   40.9
Exploration expenses
  Dry hole costs                 5.4     1.0     -     -    2.7      -    9.1
  Geological and geophysical
   costs                         2.1     2.0    .3     -     .3      -    4.7
  Other costs                     .3      .2    .4     -     .7      -    1.6
-----------------------------------------------------------------------------
                                 7.8     3.2    .7     -    3.7      -   15.4
  Undeveloped lease
   amortization                  1.6     1.1     -     -      -      -    2.7
-----------------------------------------------------------------------------
     Total exploration
      expenses                   9.4     4.3    .7     -    3.7      -   18.1
-----------------------------------------------------------------------------
Selling and general expenses     4.1     1.7    .8     -     .4      -    7.0
Income tax provisions (benefits) 3.5    (3.3)  2.0     -     .2    1.1    3.5
-----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)        $ 7.0    (2.2)   .6   1.4   (3.5)   2.7    6.0
=============================================================================

THREE MONTHS ENDED
 MARCH 31, 1997
Oil and gas sales and
 operating revenues            $68.3    27.5  34.0   9.0     .3   17.0  156.1
Production costs                10.3     8.6   8.7   3.5      -    9.8   40.9
Depreciation, depletion
 and amortization               17.0     7.3  11.2   2.7      -    1.6   39.8
Exploration expenses
  Dry hole costs                14.8     2.2     -     -      -      -   17.0
  Geological and geophysical
   costs                         2.6     2.1    .1     -    1.9      -    6.7
  Other costs                     .5      .2    .6     -    1.0      -    2.3
-----------------------------------------------------------------------------
                                17.9     4.5    .7     -    2.9      -   26.0
  Undeveloped lease
   amortization                  1.8      .8     -     -      -      -    2.6
-----------------------------------------------------------------------------
     Total exploration
      expenses                  19.7     5.3    .7     -    2.9      -   28.6
-----------------------------------------------------------------------------
Selling and general expenses     3.1     1.3    .8    .1     .4      -    5.7
Income tax provisions            6.1     1.2   6.5    .1      -    2.2   16.1
-----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)        $12.1     3.8   6.1   2.6   (3.0)   3.4   25.0
=============================================================================

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

May 11, 1998
   (Date)

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

3.2   Bylaws of Murphy Oil Corporation          Exhibit 3.2, Page Ex. 3.2-1,
      at January 24, 1996                       of Murphy's Annual Report on
                                                Form 10-K for the year ended
                                                December 31, 1997

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

4.1   Credit Agreement among Murphy Oil         Exhibit 4.1, Page Ex. 4.1-0,
      Corporation and certain subsidiaries      of Murphy's Annual Report on
      and the Chase Manhattan Bank et al        Form 10-K for the year ended
      as of November 13, 1997                   December 31, 1997

4.2 Rights Agreement dated as of December Exhibit 4.1, Page Ex. 4.1-0, 6, 1989 between Murphy Oil Corporation of Murphy's Annual Report on and Harris Trust Company of New York, Form 10-K for the year ended
      as Rights Agent                           December 31, 1994

4.3   Amendment No. 1 dated as of April 6,      Exhibit 3 of Murphy's Form
      1998 to Rights Agreement dated as of      8-A/A, Amendment No. 1, filed
      December 6, 1989 between Murphy Oil       April 14, 1998 under the
      Corporation and Harris Trust Company      Securities Exchange Act of
      of New York, as Rights Agent              1934

10.1  1987 Management Incentive Plan            Exhibit 10.2, Page Ex. 10.2-0,
      (adopted May 13, 1987, amended            of Murphy's Annual Report on
      February 7, 1990 retroactive to           Form 10-K for the year ended
      February 3, 1988)                         December 31, 1994


10.2  1992 Stock Incentive Plan amended         Exhibit 10.2, Page Ex. 10.2-1,
      May 14, 1997                              of Murphy's Report on Form
                                                10-Q for the quarterly period
                                                ended June 30, 1997

10.3 Employee Stock Purchase Plan               Exhibit 99.01 of Murphy's Form
                                                S-8 Registration Statement
                                                filed May 19, 1997 under the
                                                Securities Act of 1933

27   Financial Data Schedule for the three      Only in electronic filing
     months ended March 31, 1998

Exhibits other than those listed above have been omitted since they are either not required or not applicable.