Form 10-Q
period 1998-06-30
MURPHY OIL CORP /DE
filed 1998-08-03
CIK 717423

=============================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


      (Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 1998

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

                                                  [X] Yes    No

Number of shares of Common Stock, $1.00 par value, outstanding at June 30, 1998 was 44,961,027.

=============================================================================

PART I - FINANCIAL INFORMATION

              Murphy Oil Corporation and Consolidated Subsidiaries
                        CONSOLIDATED BALANCE SHEETS
                          (Thousands of dollars)

                                                    (unaudited)
                                                      June 30,   December 31,
                                                        1998         1997
                                                    ----------   ------------
ASSETS
Current assets
  Cash and cash equivalents                         $   22,636         24,288
  Accounts receivable, less allowance for
   doubtful accounts of $12,063 in 1998
   and $13,530 in 1997                                 248,082        272,447
  Inventories
    Crude oil and blend stocks                          60,282         55,075
    Finished products                                   42,458         64,394
    Materials and supplies                              36,899         38,947
  Prepaid expenses                                      44,698         47,323
  Deferred income taxes                                 13,365         15,278
                                                     ---------      ---------
      Total current assets                             468,420        517,752

Property, plant and equipment, at cost less
 accumulated depreciation, depletion and
 amortization of $2,830,739 in 1998 and
 $2,762,805 in 1997                                  1,704,003      1,655,838
Deferred charges and other assets                       62,799         64,729
                                                     ---------      ---------
      Total assets                                  $2,235,222      2,238,319
                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term obligations       $    7,703          6,227
  Notes payable                                              -          2,175
  Accounts payable and accrued liabilities             369,153        435,390
  Income taxes                                          23,582         25,627
                                                     ---------      ---------
      Total current liabilities                        400,438        469,419

Notes payable and capitalized lease obligations         92,886         28,367
Nonrecourse debt of a subsidiary                       175,449        177,486
Deferred income taxes                                  143,024        136,390
Reserve for dismantlement costs                        153,796        153,021
Reserve for major repairs                               39,507         43,038
Deferred credits and other liabilities                 151,454        151,247

Stockholders' equity
  Capital stock
    Cumulative Preferred Stock, par $100, authorized
     400,000 shares, none issued                             -              -
    Common Stock, par $1.00, authorized 80,000,000
     shares, issued 48,775,314 shares                   48,775         48,775
  Capital in excess of par value                       511,417        509,615
  Retained earnings                                    628,804        622,532
  Accumulated other comprehensive income - foreign
   currency translation                                 (7,058)           891
  Unamortized restricted stock awards                   (3,570)          (944)
  Treasury stock, 3,814,287 shares of Common
   Stock in 1998, 3,883,883 shares in
   1997, at cost                                       (99,700)      (101,518)
                                                     ---------      ---------
      Total stockholders' equity                     1,078,668      1,079,351
                                                     ---------      ---------
      Total liabilities and stockholders' equity    $2,235,222      2,238,319
                                                     =========      =========

See Notes to Consolidated Financial Statements, page 4.

The Exhibit Index is on page 13.

             Murphy Oil Corporation and Consolidated Subsidiaries
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (Thousands of dollars, except per share amounts)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  -------------------     -------------------
                                     1998        1997        1998        1997
                                  -------     -------     -------  ----------
REVENUES
Sales                           $ 424,571     494,118     843,391     987,607
Other operating revenues           22,998      12,255      43,714      25,938
Interest, income from equity
 companies and other nonoperating
 revenues                           1,076       1,351       2,191       2,495
                                  -------     -------     -------   ---------
    Total revenues                448,645     507,724     889,296   1,016,040
                                  -------     -------     -------   ---------

COSTS AND EXPENSES
Crude oil, products and related
 operating expenses               323,975     376,197     653,396     739,467
Exploration expenses, including
 undeveloped lease amortization    21,906      23,224      39,960      51,774
Selling and general expenses       16,876      14,726      33,644      29,031
Depreciation, depletion and
 amortization                      47,571      50,783      97,843      99,508
Interest expense                    4,094       3,030       7,970       5,944
Interest capitalized               (2,636)     (3,003)     (5,186)     (5,899)
                                  -------     -------     -------   ---------
    Total costs and expenses      411,786     464,957     827,627     919,825
                                  -------     -------     -------   ---------

Income before income taxes         36,859      42,767      61,669      96,215
Federal and state income taxes     12,680      10,369      20,413      21,340
Foreign income taxes                1,980       4,842       3,516      16,703
                                  -------     -------     -------   ---------

NET INCOME                      $  22,199      27,556      37,740      58,172
                                  =======     =======     =======   =========

Net income per Common
 share - basic                  $     .49         .62         .84        1.30
                                  =======     =======     =======   =========

Net income per Common
 share - diluted                $     .49         .61         .84        1.29
                                  =======     =======     =======   =========

Cash dividends per Common share $     .35        .325         .70         .65
                                  =======     =======     =======   =========

Average Common shares
 outstanding - basic           44,959,704  44,876,554  44,948,944  44,875,096

Average Common shares
 outstanding - diluted         45,034,378  44,932,670  45,024,016  44,935,663

             Murphy Oil Corporation and Consolidated Subsidiaries
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                            (Thousands of dollars)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  -------------------     -------------------
                                     1998        1997        1998        1997
                                  -------     -------     -------     -------
Net income                      $  22,199      27,556      37,740      58,172
Other comprehensive
 income - net gain (loss) from
 foreign currency translation     (14,328)      4,973      (7,949)     (7,894)
                                   ------      ------      ------      ------

COMPREHENSIVE INCOME            $   7,871      32,529      29,791      50,278
                                   ======      ======      ======      ======

See Notes to Consolidated Financial Statements, page 4.

             Murphy Oil Corporation and Consolidated Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of dollars)

                                                             Six Months Ended
                                                                 June 30,
                                                            -----------------
                                                              1998       1997
                                                            ------     ------
OPERATING ACTIVITIES
Net income                                               $  37,740     58,172
Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation, depletion and amortization                  97,843     99,508
  Provisions for major repairs                              11,347     11,303
  Expenditures for major repairs and dismantlement costs   (17,210)   (10,977)
  Exploratory expenditures charged against income           34,554     46,626
  Amortization of undeveloped leases                         5,406      5,148
  Deferred and noncurrent income taxes                      11,526     11,574
  Pretax gains from disposition of assets                     (708)    (3,225)
  Other - net                                                6,026      2,690
                                                           -------    -------
                                                           186,524    220,819
  Net increase in operating working capital other
   than cash and cash equivalents                          (20,602)   (67,905)
  Other adjustments related to operating activities         (4,366)    (9,192)
                                                           -------    -------
    Net cash provided by operating activities              161,556    143,722
                                                           -------    -------

INVESTING ACTIVITIES
Capital expenditures requiring cash                       (197,088)  (228,807)
Proceeds from sale of property, plant and equipment          3,584      5,553
Other investing activities - net                               (62)       191
                                                           -------    -------
    Net cash required by investing activities             (193,566)  (223,063)
                                                           -------    -------

FINANCING ACTIVITIES
Increase in notes payable and capitalized lease
 obligations                                                62,344     28,360
Increase (decrease) in nonrecourse debt of a subsidiary       (561)     1,390
Cash dividends paid                                        (31,468)   (29,159)
Sale of treasury shares under employee stock purchase plan     346          -
                                                           -------    -------
    Net cash provided by financing activities               30,661        591
                                                           -------    -------
Effect of exchange rate changes on cash and cash
 equivalents                                                  (303)    (1,720)
                                                           -------    -------

Net decrease in cash and cash equivalents                   (1,652)   (80,470)
Cash and cash equivalents at January 1                      24,288    109,707
                                                           -------    -------

Cash and cash equivalents at June 30                     $  22,636     29,237
                                                           =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid, net of refunds                   $  23,559     37,639

Interest paid, net of amounts capitalized                    2,999     (1,621)

See Notes to Consolidated Financial Statements, page 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 3 of this report on Form 10-Q.

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 1997. In the opinion of Murphy's management, the unaudited financial statements presented herein include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the Company's financial position at June 30, 1998, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the Company's 1997 Annual Report on Form 10-K, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the six months ended June 30, 1998 are not necessarily indicative of future results.

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

Under the Company's accounting policies, a liability for environmental obligations is recorded when an obligation is probable and the cost can be reasonably estimated. If there is a range of reasonably estimated costs, the most likely amount will be recorded, or if no amount is most likely, the minimum of the range is used. Recorded liabilities are reviewed quarterly and adjusted as needed. Actual cash expenditures often occur one or more years after recognition of a liability.

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

The Company has received notices from the U.S. Environmental Protection Agency
(EPA) that it is currently considered a Potentially Responsible Party (PRP) at two Superfund sites and has also been assigned responsibility by defendants at another Superfund site. The potential total cost to all parties to perform necessary remedial work at these sites may be substantial. Based on currently available information, the Company has reason to believe that it is a "de minimus" party as to ultimate responsibility at the three sites. The Company does not expect that its related remedial costs will be material to its financial condition or its results of operations, and it has not provided any reserve for remediation costs on Superfund sites. Additional information may become known in the future that would alter this assessment, including any requirement to bear a pro rata share of costs attributable to nonparticipating PRPs or indications of additional responsibility by the Company.

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

Certain liabilities for environmentally related obligations and prior environmental expenditures are expected to be recovered by the Company from other sources, primarily environmental funds maintained by the various states. Since no assurance can be given that recoveries from other sources will occur, the Company has not recognized a benefit for these potential recoveries at June 30, 1998.

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

In the normal course of its business activities, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At June 30, 1998, the Company had contingent liabilities of $12 million on outstanding letters of credit and $13 million under certain financial guarantees.

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

At June 30, 1998 and 1997, Murphy had interest rate swap agreements with notional amounts totaling $100 million and $70 million, respectively; these serve to convert an equal amount of variable rate long-term debt to fixed rates. The swaps outstanding at June 30, 1998 will mature in 2002 and 2004 and have a weighted-average fixed interest rate of 6.46 percent. Using the accrual/settlement method of accounting, the net amount to be received or paid on a quarterly basis under the swap agreements is accrued as part of "Interest Expense" in the Consolidated Statement of Income. Although the Company has not terminated an interest rate swap prior to maturity, if it did, any cash paid or received as settlement would be deferred and recognized as an adjustment to "Interest Expense" over the shorter of the remaining life of the debt or the remaining contractual life of the swap.

At June 30, 1998, the Company had a forward foreign currency exchange contract that serves to fix the U.S. dollar cost for Canadian dollar nonrecourse debt associated with the Company's investment in the Syncrude project. When the currency exchange contract matures in December 1998, Murphy will pay US $28.5 million to acquire the Canadian dollars needed to meet the payment of Cdn $38 million. The Company records the unrealized difference between the contract exchange rate and the actual period-ending exchange rate in the Consolidated Balance Sheet as an adjustment to "Nonrecourse Debt of a Subsidiary" with the offset to "Accumulated Other Comprehensive Income." When the contract is settled, any adjustment to the difference previously recorded will be included in the same accounts.

The Company previously used crude oil swap agreements to reduce a portion of the financial exposure of its U.S. refineries to crude oil price movements. Unrealized gains or losses on such swap contracts were generally deferred and recognized in connection with the associated crude oil purchase. If conditions indicated that the market price of finished products would not allow for recovery of the costs of the finished products, including any unrealized loss on the crude oil swap, a liability was provided for the nonrecoverable portion of the unrealized swap loss. The final swap matured in the third quarter of 1997. The Company recorded pretax operating results associated with crude oil swaps in "Crude Oil, Products and Related Operating Expenses" in the Consolidated Statement of Income. An after-tax gain of $4.1 million in the six months ended June 30, 1997 was due to crude oil swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE E - NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997. This statement will alter the Company's disclosures about its operating segments beginning with the results for the year ending December 31, 1998 and for each period thereafter, with restated comparative disclosures for earlier periods. This statement does not amend any existing accounting procedures, but it requires disclosures about an enterprise's components for which separate financial information is available and regularly used by the chief operating decision maker in allocating resources and assessing performance. Although the Company has not fully determined the effects that the new statement will have on its disclosures in future consolidated financial statements, it expects to provide certain additional segment information for revenues, expenses and assets on a geographical basis.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair value of plan assets. SFAS No. 132 does not change the measurement or recognition rules related to these benefit plans. To comply with this statement, Murphy will change the benefit plan disclosures in its consolidated financial statements for the year ending December 31, 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2000, it will require Murphy to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value in its Consolidated Balance Sheet. A derivative meeting certain conditions may be designated as a hedge of a specific exposure; accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. As described in Note D, the Company makes limited use of derivative instruments to hedge specific market risks. The Company has not yet determined the effects that SFAS No. 133 will have on its future consolidated financial statements or the amount of the cumulative adjustment that will be made upon adopting this new standard.

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

The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," in early 1998. This statement requires that start-up and organization costs be expensed as incurred and is effective January 1, 1999. Upon adoption, all start-up costs carried as assets must be written off to net income as a cumulative adjustment. The Company believes that the amount of the cumulative adjustment required upon adoption of the statement will not be material to its financial position or its results of operations.

NOTE F - YEAR 2000 ISSUES

The Company has assessed its electronic operating systems to identify those that are not Year 2000 compliant, is developing plans to correct noncompliant systems, and has started correcting certain systems. Although the Company cannot predict with any degree of certainty the total amount that will be spent to address this issue, the assessment indicates that up to $5 million of expense could be incurred through 1999 to modify systems to be Year 2000 compliant. The Company is also in the process of communicating with significant vendors and business partners to determine its risks relative to these third parties' systems on which the Company relies. Although the Company expects to have all of its major systems compliant by year-end 1999, there can be no assurance that the Company will not be adversely affected if internal or third-party operating systems encounter Year 2000 problems.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE G - BUSINESS SEGMENTS (UNAUDITED)

                                     Three Months Ended    Three Months Ended
                                          June 30, 1998         June 30, 1997
-----------------------------------------------------------------------------
(Millions of dollars)                  Revenues  Income      Revenues  Income
-----------------------------------------------------------------------------
Exploration and production*
  United States . . . . . . . . . . . . $  51.1     7.9          62.3     8.8
  Canada. . . . . . . . . . . . . . . .    31.8     (.2)         34.0     1.9
  United Kingdom. . . . . . . . . . . .    20.3    (1.8)         26.2     2.2
  Ecuador . . . . . . . . . . . . . . .     4.7     1.2           7.8     2.7
  Other international . . . . . . . . .      .4    (6.3)           .8    (4.2)
-----------------------------------------------------------------------------
                                          108.3      .8         131.1    11.4
-----------------------------------------------------------------------------
Refining, marketing and transportation
  United States . . . . . . . . . . . .   278.3    15.2         328.5    13.0
  United Kingdom. . . . . . . . . . . .    67.8     4.1          61.9     1.7
  Canada. . . . . . . . . . . . . . . .     5.5     1.0           5.8     1.3
-----------------------------------------------------------------------------
                                          351.6    20.3         396.2    16.0
-----------------------------------------------------------------------------
                                          459.9    21.1         527.3    27.4
Intersegment transfers elimination . .    (17.8)      -         (21.0)      -
-----------------------------------------------------------------------------
                                          442.1    21.1         506.3    27.4
Corporate. . . . . . . . . . . . . . .      1.1    (3.1)          1.4      .2
-----------------------------------------------------------------------------
Revenues/income before special items .    443.2    18.0         507.7    27.6
Modification of U.K. natural gas sales
 contract. . . . . . . . . . . . . . .      4.0     2.8             -       -
Net recovery pertaining to 1996
 modifications of foreign crude
 oil contracts . . . . . . . . . . . .      1.4     1.4             -       -
-----------------------------------------------------------------------------
Total revenues/net income               $ 448.6    22.2         507.7    27.6
=============================================================================

                                       Six Months Ended      Six Months Ended
                                          June 30, 1998         June 30, 1997
-----------------------------------------------------------------------------
(Millions of dollars)                  Revenues  Income      Revenues  Income
-----------------------------------------------------------------------------
Exploration and production*
  United States . . . . . . . . . . . . $ 103.3    14.9         130.6    20.9
  Canada. . . . . . . . . . . . . . . .    63.0      .3          78.5     9.1
  United Kingdom. . . . . . . . . . . .    42.2    (1.2)         60.2     8.3
  Ecuador . . . . . . . . . . . . . . .    10.4     2.6          16.8     5.3
  Other international . . . . . . . . .     1.2    (9.8)          1.1    (7.2)
-----------------------------------------------------------------------------
                                          220.1     6.8         287.2    36.4
-----------------------------------------------------------------------------
Refining, marketing and transportation
  United States . . . . . . . . . . . .   546.9    21.2         646.8    18.7
  United Kingdom. . . . . . . . . . . .   141.9     8.6         119.1     2.1
  Canada. . . . . . . . . . . . . . . .    12.5     2.9          12.5     3.0
-----------------------------------------------------------------------------
                                          701.3    32.7         778.4    23.8
-----------------------------------------------------------------------------
                                          921.4    39.5       1,065.6    60.2
Intersegment transfers elimination . .    (39.7)      -         (52.1)      -
-----------------------------------------------------------------------------
                                          881.7    39.5       1,013.5    60.2
Corporate. . . . . . . . . . . . . . .      2.2    (6.0)          2.5    (2.0)
-----------------------------------------------------------------------------
Revenues/income before special items .    883.9    33.5       1,016.0    58.2
Modification of U.K. natural gas sales
 contract. . . . . . . . . . . . . . .      4.0     2.8             -       -
Net recovery pertaining to 1996
 modifications of foreign crude
 oil contracts . . . . . . . . . . . .      1.4     1.4             -       -
-----------------------------------------------------------------------------
Total revenues/net income               $ 889.3    37.7       1,016.0    58.2
=============================================================================

*Additional details are presented in the tables on page 11.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Net income in the second quarter of 1998 totaled $22.2 million, $.49 a diluted share, compared to $27.6 million, $.61 a diluted share, in the second quarter a year ago. The current quarter included earnings from special items of $4.2 million, $.09 a diluted share. The special items in the 1998 quarter consisted of a $2.8 million benefit from modification of a natural gas sales contract in the U.K. and a $1.4 million benefit from partial recovery of a 1996 loss resulting from modification to a crude oil production contract in Ecuador. Cash flow from operating activities, excluding changes in noncash working capital items, totaled $99.1 million in the second quarter of 1998 compared to $107.3 million a year ago.

Murphy's worldwide downstream operations earned $20.3 million, up 27 percent from the $16 million earned a year ago, with refining operations in the U.S. and the U.K. particularly benefiting from lower crude costs. Exploration and production operations, reflecting a decline in average worldwide crude oil prices of nearly $5.00 a barrel, earned $.8 million in the current quarter compared to $11.4 million in the second quarter of 1997.

Exploration and production operations in the U.S. earned $7.9 million compared to $8.8 million in the second quarter of 1997. Operations in Canada lost $.2 million compared to earning $1.9 million a year ago, and U.K. operations reported a loss of $1.8 million in the current quarter compared to earnings of $2.2 million. Operations in Ecuador earned $1.2 million in the second quarter of 1998 compared to $2.7 million a year ago. Other international operations reported a loss of $6.3 million compared to a $4.2 million loss a year earlier. The Company's crude oil and condensate sales prices averaged $12.66 a barrel in the U.S. and $13.03 in the U.K., decreases of 32 percent and 29 percent, respectively. In Canada, sales prices averaged $12.00 a barrel for light oil, down 29 percent; $5.78 for heavy oil, down 44 percent; and $14.01 for synthetic oil, down 27 percent. The average sales price for production from the Hibernia field, offshore Canada, which came on stream in the fourth quarter of 1997, was $11.63 a barrel. In Ecuador, sales prices averaged $7.38 a barrel, down 36 percent. Total crude oil and gas liquids production averaged 54,476 barrels a day compared to 54,271 in the second quarter of 1997. An increase of 49 percent in synthetic oil production in Canada was offset by declines of 33 percent in U.S. production and 17 percent in Canadian heavy oil production, with the latter due to a selective shut-in of wells in response to the drop in heavy oil prices. In other areas, oil production at Hibernia averaged 2,318 barrels a day, production of Canadian light oil increased one percent, oil production in the U.K. was down two percent and oil production in Ecuador was essentially unchanged. Murphy's average natural gas sales price in the U.S. was $2.28 a thousand cubic feet (MCF) in the current quarter compared to $2.08 a year ago. The average natural gas sales price in Canada increased from $1.12 an MCF to $1.31. Sales prices averaged $2.69 an MCF in the U.K. compared to $2.50 a year ago. Total natural gas sales averaged 230 million cubic feet a day in the current quarter compared to 275 million a year ago. Sales of natural gas in the U.S. averaged 175 million cubic feet a day, down from 221 million in the second quarter of 1997.
Natural gas sales in Canada increased seven percent, while U.K. sales were down 10 percent. Exploration expenses totaled $21.9 million compared to $23.2 million in 1997. The tables on page 11 provide additional details of the results of exploration and production operations for the second quarter of each year.

Refining, marketing and transportation operations in the U.S. earned $15.2 million compared to $13 million a year ago. Operations in the U.K. earned $4.1 million compared to $1.7 million in the second quarter of 1997. Earnings from purchasing, transporting and reselling crude oil in Canada were $1 million in the current quarter compared to $1.3 million in the second quarter of 1997. Refinery crude runs worldwide were 164,339 barrels a day compared to 162,727 in the second quarter of 1997. Worldwide refined product sales were 201,142 barrels a day, up from 179,181 a year ago.

Corporate functions, which include interest income and expense and corporate overhead not allocated to operating functions, reflected a loss of $3.1 million in the current quarter compared to earnings of $.2 million in the second quarter of 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

For the first six months of 1998, net income totaled $37.7 million, $.84 a diluted share, compared to $58.2 million, $1.29 a diluted share, a year ago. The current six-month period included total benefits of $4.2 million, $.09 a diluted share, from the previously mentioned special items. There were no special items during the six-month period of 1997.

Year-to-date earnings of the Company's worldwide downstream operations increased 37 percent, primarily because refining operations in the U.S. and the U.K. benefited from lower crude oil costs. This improvement was more than offset by a $29.6 million decrease in earnings from exploration and production operations for the first six months of 1998 as compared to the same period last year. The decrease in earnings from exploration and production was mainly caused by a decline of nearly $6.00 a barrel in average worldwide crude oil prices, lower natural gas sales prices, and lower U.S. natural gas sales volumes, partially offset by the effects of lower exploration expenses.

Earnings from exploration and production operations for the six months ended June 30, 1998 were $6.8 million, down from $36.4 million in 1997, as all producing areas were affected by the lower crude oil prices. Operations in the U.S. earned $14.9 million for the first half of 1998 compared to $20.9 million in the prior period, and Canadian operations earned $.3 million compared to $9.1 million in 1997. Decreases from the prior year also occurred in the U.K., which had a loss of $1.2 million compared to earnings of $8.3 million, and in Ecuador, which had earnings of $2.6 million compared to $5.3 million. Other international operations recorded losses of $9.8 million in the first six months of 1998 and $7.2 million in the 1997 period. The Company's crude oil and condensate sales prices averaged $13.65 a barrel in the U.S., down 32 percent, and $13.51 in the U.K., down 30 percent. In
Canada, sales prices averaged $12.63 a barrel for light oil, down 32 percent from last year; $5.41 for heavy oil, down 54 percent; and $14.56 for synthetic oil, down 30 percent. The average crude oil sales price for production from the Hibernia field, which came on stream in the fourth quarter of 1997, was $12.33 a barrel, while the average sales price in Ecuador was $7.70 a barrel, down 39 percent. Crude oil and gas liquids production for the first half of 1998 averaged 54,269 barrels a day compared to 54,672 during the same period of 1997. Oil production at Hibernia averaged 2,399 barrels a day, and production of Canadian synthetic oil increased 24 percent to 10,259. Canadian heavy oil production was down nine percent to 9,555 barrels a day due to a selective shut-in of wells in response to the drop in heavy oil prices. In other areas, crude oil and gas liquids production averaged 8,267 barrels a day in the U.S, down 27 percent; 3,879 for Canadian light oil, down four percent; 12,400 in the U.K., down six percent; and 7,510 in Ecuador, essentially unchanged. Natural gas sales prices for the first six months of 1998 averaged $2.30 an MCF in the U.S., down four percent; $1.21 in Canada, down 17 percent; and $2.34 in the U.K., down 14 percent. Total natural gas sales averaged 240 million cubic feet a day in 1998 compared to 260 million in 1997. Sales of natural gas in the U.S. averaged 182 million cubic feet a day, down nine percent. In other areas, average natural gas sales volumes increased six percent in Canada and were down 27 percent in the U.K., where production from the Amethyst field was shut in during the early part of the year to repair pipeline damages. Exploration expenses totaled $40 million for the six months ended June 30, 1998 compared to $51.8 million a year ago. Exploration expenses were down in the U.S. and Canada, but were up in the U.K. and other international areas. The tables on page 11 provide additional details of the results of exploration and production operations for the first half of each year.

Refining, marketing and transportation operations in the U.S. benefited from slightly higher margins and earned $21.2 million in the first six months of 1998 compared to $18.7 million for the same period last year, which included after-tax benefits of $4.1 million related to crude oil swap agreements. Operations in the U.K. earned $8.6 million in the first half of 1998 compared to $2.1 million in the prior year. Earnings from purchasing, transporting and reselling crude oil in Canada were $2.9 million in the current year compared to $3 million a year ago. Refinery crude runs worldwide were 165,678 barrels a day compared to 157,199 a year ago. Petroleum product sales were 198,806 barrels a day, up from 169,478 in 1997.

Financial results from corporate functions reflected a loss of $6 million in the first half of 1998 compared to a loss of $2 million a year ago.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

FINANCIAL CONDITION

Net cash provided by operating activities was $161.6 million for the first six months of 1998 compared to $143.7 million for the same period in 1997.
Changes in operating working capital other than cash and cash equivalents required cash of $20.6 million in the first six months of 1998 and $67.9 million in the 1997 period. Cash provided by operating activities was reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $17.2 million in the current year and $11 million in 1997. Predominant uses of cash in both years were for capital expenditures (which, including amounts expensed, are summarized in the following table) and payment of dividends.

   --------------------------------------------------------------------------
   Capital Expenditures                              Six Months Ended June 30,
   --------------------------------------------------------------------------
   (Millions of dollars)                                      1998       1997
   --------------------------------------------------------------------------
   Exploration and production. . . . . . . . . .            $174.9      213.9
   Refining, marketing and transportation. . . .              21.1       14.4
   Corporate . . . . . . . . . . . . . . . . . .               1.1         .5
   --------------------------------------------------------------------------
                                                            $197.1      228.8
   ==========================================================================

Working capital at June 30, 1998 was $68 million, up $19.6 million from December 31, 1997. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $52.7 million below current costs at June 30, 1998.

At June 30, 1998, long-term nonrecourse debt of a subsidiary was $175.4 million, down slightly from December 31, 1997 due to changes in foreign currency exchange rates. Notes payable and capitalized lease obligations of $92.9 million were up $64.5 million due to additional borrowings for certain oil and gas development projects. A summary of capital employed at June 30, 1998 and December 31, 1997 follows.

   --------------------------------------------------------------------------
   Capital Employed                         June 30, 1998   December 31, 1997
   --------------------------------------------------------------------------
   (Millions of dollars)                    Amount      %         Amount    %
   --------------------------------------------------------------------------
   Notes payable and capitalized lease
    obligations. . . . . . . . . . . .   $    92.9      7           28.4    2
   Nonrecourse debt of a subsidiary. .       175.4     13          177.5   14
   Stockholders' equity  . . . . . . .     1,078.7     80        1,079.4   84
   --------------------------------------------------------------------------
                                          $1,347.0    100        1,285.3  100
   ==========================================================================

OIL AND GAS OPERATING RESULTS* (UNAUDITED)
-----------------------------------------------------------------------------
                                            United            Synthetic
                              United          King-  Ecua-       Oil -
(Millions of dollars)         States Canada    dom    dor Other Canada  Total
-----------------------------------------------------------------------------
THREE MONTHS ENDED
 JUNE 30, 1998
Oil and gas sales and
 operating revenues          $  51.1   16.7   20.3    4.7    .4   15.1  108.3
Production costs                 9.8    8.1    7.7    1.7     -    9.8   37.1
Depreciation, depletion
 and amortization               17.1    7.7    9.0    2.5     -    1.7   38.0
Exploration expenses
  Dry hole costs                 5.6    2.2      -      -   5.6      -   13.4
  Geological and geophysical
   costs                          .2     .9    2.3      -    .7      -    4.1
  Other costs                     .6     .1     .6      -    .4      -    1.7
-----------------------------------------------------------------------------
                                 6.4    3.2    2.9      -   6.7      -   19.2
  Undeveloped lease
   amortization                  1.6    1.1      -      -     -      -    2.7
-----------------------------------------------------------------------------
    Total exploration
     expenses                    8.0    4.3    2.9      -   6.7      -   21.9
-----------------------------------------------------------------------------
Selling and general expenses     4.0    1.5     .9     .1    .4      -    6.9
Income tax provisions
 (benefits)                      4.3   (2.4)   1.6    (.8)  (.4)   1.3    3.6
-----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)      $   7.9   (2.5)  (1.8)   1.2  (6.3)   2.3     .8
=============================================================================

THREE MONTHS ENDED
 JUNE 30, 1997
Oil and gas sales and
 operating revenues          $  62.3   20.2   26.2    7.8    .8   13.8  131.1
Production costs                11.4    9.6    9.4    2.1     -    8.3   40.8
Depreciation, depletion and
 amortization                   20.2    7.2   10.4    2.7     -    1.4   41.9
Exploration expenses
  Dry hole costs                 8.8     .3     .6      -   2.5      -   12.2
  Geological and geophysical
   costs                         2.9    2.5     .1      -    .9      -    6.4
  Other costs                     .6     .1     .5      -    .9      -    2.1
-----------------------------------------------------------------------------
                                12.3    2.9    1.2      -   4.3      -   20.7
  Undeveloped lease
   amortization                  1.6     .9      -      -     -      -    2.5
-----------------------------------------------------------------------------
    Total exploration
     expenses                   13.9    3.8    1.2      -   4.3      -   23.2
-----------------------------------------------------------------------------
Selling and general expenses     3.5    1.3     .3     .1    .5      -    5.7
Income tax provisions
 (benefits)                      4.5    (.9)   2.7     .2    .2    1.4    8.1
-----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)      $   8.8    (.8)   2.2    2.7  (4.2)   2.7   11.4
=============================================================================

SIX MONTHS ENDED
 JUNE 30, 1998
Oil and gas sales and
 operating revenues          $ 103.3   35.5   42.2   10.4   1.2   27.5  220.1
Production costs                19.7   17.7   15.6    3.5     -   16.9   73.4
Depreciation, depletion
 and amortization               35.4   16.4   18.9    5.0     -    3.2   78.9
Exploration expenses
  Dry hole costs                11.0    3.2      -      -   8.3      -   22.5
  Geological and geophysical
   costs                         2.3    2.9    2.6      -   1.0      -    8.8
  Other costs                     .9     .3    1.0      -   1.1      -    3.3
-----------------------------------------------------------------------------
                                14.2    6.4    3.6      -  10.4      -   34.6
  Undeveloped lease
   amortization                  3.2    2.2      -      -     -      -    5.4
-----------------------------------------------------------------------------
    Total exploration
     expenses                   17.4    8.6    3.6      -  10.4      -   40.0
-----------------------------------------------------------------------------
Selling and general expenses     8.1    3.2    1.7     .1    .8      -   13.9
Income tax provisions
 (benefits)                      7.8   (5.7)   3.6    (.8)  (.2)   2.4    7.1
-----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)      $  14.9   (4.7)  (1.2)   2.6  (9.8)   5.0    6.8
=============================================================================

SIX MONTHS ENDED JUNE 30, 1997
Oil and gas sales and
 operating revenues          $ 130.6   47.7   60.2   16.8   1.1   30.8  287.2
Production costs                21.7   18.2   18.1    5.6     -   18.1   81.7
Depreciation, depletion
 and amortization               37.2   14.5   21.6    5.4     -    3.0   81.7
Exploration expenses
  Dry hole costs                23.6    2.5     .6      -   2.5      -   29.2
  Geological and geophysical
   costs                         5.5    4.6     .2      -   2.8      -   13.1
  Other costs                    1.1     .3    1.1      -   1.9      -    4.4
-----------------------------------------------------------------------------
                                30.2    7.4    1.9      -   7.2      -   46.7
  Undeveloped lease
   amortization                  3.4    1.7      -      -     -      -    5.1
-----------------------------------------------------------------------------
    Total exploration
     expenses                   33.6    9.1    1.9      -   7.2      -   51.8
-----------------------------------------------------------------------------
Selling and general expenses     6.6    2.6    1.1     .2    .9      -   11.4
Income tax provisions           10.6     .3    9.2     .3    .2    3.6   24.2
-----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)      $  20.9    3.0    8.3    5.3  (7.2)   6.1   36.4
=============================================================================

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of security holders on May 13, 1998, the directors proposed by management were elected with a tabulation of votes to the nearest share as shown below.

                                      For          Withheld
                                   ----------     ----------
          B. R. R. Butler          37,718,797        619,915
          George S. Dembroski      37,709,613        629,099
          Claiborne P. Deming      37,696,151        642,561
          H. Rodes Hart            37,710,529        628,183
          Vester T. Hughes Jr.     37,717,205        621,507
          C. H. Murphy Jr.         37,228,188      1,110,524
          Michael W. Murphy        37,235,998      1,102,714
          R. Madison Murphy        37,695,796        642,916
          William C. Nolan Jr.     37,695,033        643,679
          Caroline G. Theus        37,695,600        643,112
          Lorne C. Webster         37,709,364        629,348

     In addition, the earlier appointment of KPMG Peat Marwick LLP by the Board of Directors as independent auditors for 1998 was ratified with 38,292,323 shares voted in favor, 11,972 shares voted in opposition, and 34,417 shares not voted.

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

                                   MURPHY OIL CORPORATION
                                        (Registrant)

                                   By  /s/ Ronald W. Herman
                                      --------------------------------
                                      Ronald W. Herman, Controller
                                      (Chief Accounting Officer and Duly
                                       Authorized Officer)
August 3, 1998
    (Date)

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

 4.2   Rights Agreement dated as of            Exhibit 4.1, Page Ex. 4.1-0,
       December 6, 1989 between Murphy Oil of Murphy's Annual Report on Corporation and Harris Trust Company Form 10-K for the year ended
       of New York, as Rights Agent            December 31, 1994

 4.3   Amendment No. 1 dated as of April 6,    Exhibit 3 of Murphy's
       1998 to Rights Agreement dated as of    Form 8-A/A, Amendment No. 1,
       December 6, 1989 between Murphy Oil     filed April 14, 1998 under the
       Corporation and Harris Trust Company    Securities Exchange Act of 1934
       of New York, as Rights Agent

10.1   1987 Management Incentive Plan as       Exhibit 10.2, Page Ex. 10.2-0,
       amended February 7, 1990                of Murphy's Annual Report on
       retroactive to February 3, 1988         Form 10-K for the year ended
                                               December 31, 1994

10.2   1992 Stock Incentive Plan as amended    Exhibit 10.2, Page Ex. 10.2-1,
       May 14, 1997                            of Murphy's Report on Form 10-Q
                                               for the quarterly period ended
                                               June 30, 1997

10.3   Employee Stock Purchase Plan            Exhibit 99.01 of Murphy's
                                               Form S-8 Registration Statement
                                               filed May 19, 1997 under the
                                               Securities Act of 1933

27     Financial Data Schedule for the         Only in electronic filing
       six months ended June 30, 1998

Exhibits other than those listed above have been omitted since they are either not required or not applicable.