Form 10-Q
period 1998-09-30
MURPHY OIL CORP /DE
filed 1998-11-12
CIK 717423

==============================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

      (Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended SEPTEMBER 30, 1998

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

                                                  [X] Yes    No

Number of shares of Common Stock, $1.00 par value, outstanding at September 30, 1998 was 44,965,866.
==============================================================================

PART I - FINANCIAL INFORMATION

              Murphy Oil Corporation and Consolidated Subsidiaries
                        CONSOLIDATED BALANCE SHEETS
                          (Thousands of dollars)

                                                    (unaudited)
                                                  September 30,  December 31,
                                                       1998          1997
                                                  -------------  ------------
ASSETS
Current assets
  Cash and cash equivalents                         $    28,879        24,288
  Accounts receivable, less allowance for
   doubtful accounts of $12,069 in 1998
   and $13,530 in 1997                                  242,947       272,447
  Inventories
    Crude oil and blend stocks                           71,800        55,075
    Finished products                                    36,866        64,394
    Materials and supplies                               38,889        38,947
  Prepaid expenses                                       37,136        47,323
  Deferred income taxes                                  13,167        15,278
                                                      ---------     ---------
      Total current assets                              469,684       517,752

Property, plant and equipment, at cost less
 accumulated depreciation, depletion and
 amortization of $2,882,789 in 1998 and
 $2,762,805 in 1997                                   1,726,900     1,655,838
Deferred charges and other assets                        64,046        64,729
                                                      ---------     ---------
      Total assets                                  $ 2,260,630     2,238,319
                                                      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term obligations       $     7,381         6,227
  Notes payable                                               -         2,175
  Accounts payable and accrued liabilities              406,624       435,390
  Income taxes                                           21,430        25,627
                                                      ---------     ---------
      Total current liabilities                         435,435       469,419

Notes payable                                            95,864        28,367
Nonrecourse debt of a subsidiary                        172,205       177,486
Deferred income taxes                                   144,971       136,390
Reserve for dismantlement costs                         155,673       153,021
Reserve for major repairs                                41,743        43,038
Deferred credits and other liabilities                  151,616       151,247

Stockholders' equity
  Capital stock
    Cumulative Preferred Stock, par $100, authorized
     400,000 shares, none issued                              -             -
    Common Stock, par $1.00, authorized 80,000,000
     shares, issued 48,775,314 shares                    48,775        48,775
  Capital in excess of par value                        510,719       509,615
  Retained earnings                                     622,083       622,532
  Accumulated other comprehensive income - foreign
   currency translation                                 (16,227)          891
  Unamortized restricted stock awards                    (2,653)         (944)
  Treasury stock, 3,809,448 shares of Common
   Stock in 1998, 3,883,883 shares in 1997,
   at cost                                              (99,574)     (101,518)
                                                      ---------     ---------
      Total stockholders' equity                      1,063,123     1,079,351
                                                      ---------     ---------
      Total liabilities and stockholders' equity    $ 2,260,630     2,238,319
                                                      =========     =========

See Notes to Consolidated Financial Statements, page 4.

The Exhibit Index is on page 16.

             Murphy Oil Corporation and Consolidated Subsidiaries
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (Thousands of dollars, except per share amounts)

                                    Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                   -------------------   --------------------
                                      1998        1997        1998       1997
                                   -------     -------   ---------  ---------
REVENUES
Sales                            $ 422,235     540,307   1,265,626  1,527,914
Other operating revenues             9,769      14,897      53,483     40,835
Interest, income from equity
 companies and other nonoperating
 revenues                            1,315       1,110       3,506      3,605
                                   -------     -------   ---------  ---------
    Total revenues                 433,319     556,314   1,322,615  1,572,354
                                   -------     -------   ---------  ---------

COSTS AND EXPENSES
Crude oil, products and related
 operating expenses                338,650     391,954     992,046  1,131,421
Exploration expenses, including
 undeveloped lease amortization      9,567      19,734      49,527     71,508
Selling and general expenses        15,387      18,660      49,031     47,691
Depreciation, depletion and
 amortization                       50,914      56,565     148,757    156,073
Impairment of long-lived assets          -       5,100           -      5,100
Interest expense                     4,891       3,263      12,861      9,207
Interest capitalized                (1,476)     (3,227)     (6,662)    (9,126)
                                   -------     -------   ---------  ---------
    Total costs and expenses       417,933     492,049   1,245,560  1,411,874
                                   -------     -------   ---------  ---------

Income before income taxes          15,386      64,265      77,055    160,480
Federal and state income taxes       3,456      15,832      23,869     37,172
Foreign income taxes                 2,915       6,108       6,431     22,811
                                   -------     -------   ---------  ---------

NET INCOME                      $    9,015      42,325      46,755    100,497
                                   =======     =======   =========  =========

Net income per Common
 share - basic                  $      .20         .94        1.04       2.24
                                   =======     =======   =========  =========

Net income per Common
 share - diluted                $      .20         .94        1.04       2.23
                                   =======     =======   =========  =========

Cash dividends per Common share $      .35         .35        1.05       1.00
                                   =======     =======   =========  =========

Average Common shares
 outstanding - basic            44,964,657  44,882,749  44,954,021 44,877,950

Average Common shares
 outstanding - diluted          44,987,581  44,970,283  45,012,976 44,948,964


           Murphy Oil Corporation and Consolidated Subsidiaries
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                          (Thousands of dollars)

                                    Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                    ------------------      -----------------
                                      1998        1997        1998       1997
                                    ------      ------      ------    -------

Net income                      $    9,015      42,325      46,755    100,497
Other comprehensive
 income - net loss from
 foreign currency translation       (9,169)     (6,874)    (17,118)   (14,768)
                                     -----      ------      ------     ------

COMPREHENSIVE INCOME (LOSS)     $     (154)     35,451      29,637     85,729
                                     =====      ======      ======     ======

See Notes to Consolidated Financial Statements, page 4.

             Murphy Oil Corporation and Consolidated Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (Thousands of dollars)

                                                            Nine Months Ended
                                                               September 30,
                                                          -------------------
                                                             1998        1997
                                                          -------     -------
OPERATING ACTIVITIES
Net income                                              $  46,755     100,497
Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation, depletion and amortization                148,757     156,073
  Impairment of long-lived assets                               -       5,100
  Provisions for major repairs                             15,946      17,402
  Expenditures for major repairs and dismantlement costs  (20,947)    (12,749)
  Exploratory expenditures charged against income          41,504      63,733
  Amortization of undeveloped leases                        8,023       7,775
  Deferred and noncurrent income taxes                     18,032       7,268
  Pretax gains from disposition of assets                    (761)     (6,247)
  Other - net                                               6,534       5,701
                                                          -------     -------
                                                          263,843     344,553
  Net (increase) decrease in operating working capital
   other than cash and cash equivalents                    19,696     (21,362)
  Other adjustments related to operating activities        (1,779)     (8,228)
                                                          -------     -------
    Net cash provided by operating activities             281,760     314,963
                                                          -------     -------

INVESTING ACTIVITIES
Capital expenditures requiring cash                      (296,160)   (335,596)
Proceeds from sale of property, plant and equipment         4,718      14,277
Other investing activities - net                             (201)        196
                                                          -------     -------
    Net cash required by investing activities            (291,643)   (321,123)
                                                          -------     -------

FINANCING ACTIVITIES
Increase in notes payable                                  65,322       8,686
Increase (decrease) in nonrecourse debt of a subsidiary    (4,127)      4,938
Cash dividends paid                                       (47,204)    (44,864)
Sale of treasury shares under employee stock purchase plan    520           -
                                                          -------     -------
    Net cash provided (required) by financing activities   14,511     (31,240)
                                                          -------     -------
Effect of exchange rate changes on cash and
 cash equivalents                                             (37)     (2,736)
                                                          -------     -------

Net increase (decrease) in cash and cash equivalents        4,591     (40,136)
Cash and cash equivalents at January 1                     24,288     109,707
                                                          -------     -------

Cash and cash equivalents at September 30               $  28,879      69,571
                                                          =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid, net of refunds                  $  29,248      56,146

Interest paid, net of amounts capitalized                   4,204      (2,728)

See Notes to Consolidated Financial Statements, page 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 3 of this report on Form 10-Q.

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 1997. In the opinion of Murphy's management, the unaudited financial statements presented herein include all adjustments (consisting only of normal, recurring accruals) necessary to present fairly the Company's financial position at September 30, 1998, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the Company's 1997 Annual Report on Form 10-K, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the nine months ended September 30, 1998, are not necessarily indicative of future results.

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

The Company has received notices from the U.S. Environmental Protection Agency
(EPA) that it is currently considered a Potentially Responsible Party (PRP) at two Superfund sites and has also been assigned responsibility by defendants at another Superfund site. The potential total cost to all parties to perform necessary remedial work at these sites may be substantial. Based on currently available information, the Company has reason to believe that it is a "de minimus" party as to ultimate responsibility at the three sites. The Company does not expect that its related remedial costs will be material to its financial condition or its results of operations, and it has not provided any reserve for remedial costs on Superfund sites. Additional information may become known in the future that would alter this assessment, including any requirement to bear a pro rata share of costs attributable to nonparticipating PRPs or indications of additional responsibility by the Company.

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

Certain liabilities for environmentally related obligations and prior environmental expenditures are expected to be recovered by the Company from other sources, primarily environmental funds maintained by the various states. Since no assurance can be given that recoveries from other sources will occur, the Company has not recognized a benefit for these potential recoveries at September 30, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE C - OTHER CONTINGENCIES

The Company's operations and earnings have been and may be affected by various other forms of governmental action both in the United States and throughout the world. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; restrictions on production; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting issuance of oil and gas or mineral leases; promotion of safety; governmental support for other forms of energy; and laws and regulations affecting the Company's relationships with employees, suppliers, customers, stockholders and others. Because governmental actions are often motivated by political considerations, may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form the actions may take or the effect such actions may have on the Company.

In the normal course of its business activities, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 1998, the Company had contingent liabilities of $8 million on outstanding letters of credit and $13 million under certain financial guarantees.

NOTE D - DERIVATIVE INSTRUMENTS

Derivative instruments are used by the Company on a limited basis to manage well-defined risks related to interest rates, foreign currency exchange rates and commodity prices. The use of derivative instruments is closely monitored by the Company's senior management, and all such transactions are designed to address risk-management objectives. The Company does not hold any derivatives for trading purposes, and it does not use derivatives with leveraged features. Derivative instruments are traded either with creditworthy major financial institutions or over national exchanges. Instruments that reduce the exposure of assets, liabilities or anticipated transactions to price, currency or interest rate risks are accounted for as hedges. Gains or losses on derivatives that cease to qualify as hedges are recognized in income or expense.

At September 30, 1998 and 1997, Murphy had interest rate swap agreements with notional amounts totaling $100 million and $85 million, respectively; these serve to convert an equal amount of variable rate long-term debt to fixed rates. The swaps outstanding at September 30, 1998, will mature in 2002 and 2004 and have a weighted-average fixed interest rate of 6.46 percent. Using the accrual/settlement method of accounting, the net amount to be received or paid on a quarterly basis under the swap agreements is accrued as part of "Interest Expense" in the Consolidated Statement of Income. Although the Company has not terminated an interest rate swap prior to maturity, if it did, any cash paid or received as settlement would be deferred and recognized as an adjustment to "Interest Expense" over the shorter of the remaining life of the debt or the remaining contractual life of the swap.

At September 30, 1998, the Company had a forward foreign currency exchange contract that serves to fix the U.S. dollar cost for Canadian dollar nonrecourse debt associated with the Company's investment in the Syncrude project. When the debt becomes due and the currency exchange contract matures in December 1998, Murphy will pay US $28.5 million to acquire the Cdn $38 million needed to retire the debt. The Company records the unrealized difference between the contract exchange rate and the actual period-ending exchange rate in the Consolidated Balance Sheet as an adjustment to "Nonrecourse Debt of a Subsidiary" with the offset to "Accumulated Other Comprehensive Income." When the contract is settled, any adjustment to the difference previously recorded will be included in the same accounts.

The Company previously used crude oil swap agreements to reduce a portion of the financial exposure of its U.S. refineries to crude oil price movements. Unrealized gains or losses on such swap contracts were generally deferred and recognized in connection with the associated crude oil purchase. If conditions indicated that the market price of finished products would not allow for recovery of the costs of the finished products, including any unrealized loss on the crude oil swap, a liability was provided for the nonrecoverable portion of the unrealized swap loss. The final swap matured in the third quarter of 1997. The Company recorded pretax operating results associated with crude oil swaps in "Crude Oil, Products and Related Operating Expenses" in the Consolidated Statement of Income. An after-tax gain of $5 million in the nine months ended September 30, 1997, was due to crude oil swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE E - EARNINGS PER SHARE

Net income was used as the numerator in computing both basic and diluted income per Common share for the three months and nine months ended September 30, 1998 and 1997. Reconciliations of the weighted-average shares outstanding for these computations are shown in the following table.

  ------------------------------------------------------------------------
  Reconciliation of Shares      Three Months Ended       Nine Months Ended
   Outstanding                     September 30,           September 30,
  ------------------------------------------------------------------------
  (Weighted average shares)       1998        1997        1998        1997
  ------------------------------------------------------------------------
  Basic method . . . . . .  44,964,657  44,882,749  44,954,021  44,877,950
  Dilutive stock options .      22,924      87,534      58,955      71,014
  ------------------------------------------------------------------------
  Diluted method            44,987,581  44,970,283  45,012,976  44,948,964
  ========================================================================

The computation of diluted earnings per share in the preceding table did not consider period-ending outstanding stock options for 705,000 shares in 1998 and 412,000 shares in 1997 because the effects of these options would have been antidilutive. Such options outstanding at September 30, 1998, had exercise prices of $49.75 to $65.49 a share, averaging $53.25 a share, and remaining lives of 8.3 to 9.3 years, averaging 8.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE F - BUSINESS SEGMENTS (UNAUDITED)

                                     Three Months Ended    Three Months Ended
                                     September 30, 1998    September 30, 1997
-----------------------------------------------------------------------------
(Millions of dollars)                Revenues    Income    Revenues    Income
-----------------------------------------------------------------------------
Exploration and production*
  United States . . . . . . . . . .  $   35.7        .9        66.1      13.5
  Canada. . . . . . . . . . . . . .      34.8       1.7        44.7       6.4
  United Kingdom. . . . . . . . . .      23.6       (.3)       30.5       1.8
  Ecuador . . . . . . . . . . . . .       4.1        .1         9.3       3.1
  Other international . . . . . . .        .7      (2.7)         .2      (3.7)
-----------------------------------------------------------------------------
                                         98.9       (.3)      150.8      21.1
-----------------------------------------------------------------------------
Refining, marketing and transportation
  United States . . . . . . . . . .     283.8       5.9       357.9      19.2
  United Kingdom. . . . . . . . . .      60.8       5.4        76.1       3.9
  Canada. . . . . . . . . . . . . .       5.3        .9         6.6       1.5
-----------------------------------------------------------------------------
                                        349.9      12.2       440.6      24.6
-----------------------------------------------------------------------------
                                        448.8      11.9       591.4      45.7
Intersegment transfers elimination      (16.8)        -       (36.1)        -
-----------------------------------------------------------------------------
                                        432.0      11.9       555.3      45.7
Corporate . . . . . . . . . . . . .       1.3      (2.9)        1.1      (3.3)
-----------------------------------------------------------------------------
Revenues/income before special items    433.3       9.0       556.4      42.4
Refund of U.K. income taxes . . . .         -         -           -       3.2
Impairment of long-lived assets . .         -         -           -      (3.3)
-----------------------------------------------------------------------------
Total revenues/net income            $  433.3       9.0       556.4      42.3
=============================================================================

                                      Nine Months Ended     Nine Months Ended
                                     September 30, 1998    September 30, 1997
-----------------------------------------------------------------------------
(Millions of dollars)                Revenues    Income    Revenues    Income
-----------------------------------------------------------------------------
Exploration and production*
  United States . . . . . . . . . .  $  139.0      15.8       196.7      34.4
  Canada. . . . . . . . . . . . . .      97.8       2.0       123.2      15.5
  United Kingdom. . . . . . . . . .      65.8      (1.5)       90.7      10.1
  Ecuador . . . . . . . . . . . . .      14.5       2.7        26.1       8.4
  Other international . . . . . . .       1.9     (12.5)        1.3     (10.9)
-----------------------------------------------------------------------------
                                        319.0       6.5       438.0      57.5
-----------------------------------------------------------------------------
Refining, marketing and transportation
  United States . . . . . . . . . .     830.7      27.1     1,004.7      37.9
  United Kingdom. . . . . . . . . .     202.7      14.0       195.2       6.0
  Canada. . . . . . . . . . . . . .      17.8       3.8        19.1       4.5
-----------------------------------------------------------------------------
                                      1,051.2      44.9     1,219.0      48.4
-----------------------------------------------------------------------------
                                      1,370.2      51.4     1,657.0     105.9
Intersegment transfers elimination      (56.5)        -       (88.2)        -
-----------------------------------------------------------------------------
                                      1,313.7      51.4     1,568.8     105.9
Corporate . . . . . . . . . . . . .       3.5      (8.9)        3.6      (5.3)
-----------------------------------------------------------------------------
Revenues/income before special items  1,317.2      42.5     1,572.4     100.6
Modification of U.K. natural gas
 sales contract . . . . . . . . . .       4.0       2.8           -         -
Net recovery pertaining to 1996
 modifications of foreign crude oil
 contracts. . . . . . . . . . . . .       1.4       1.4           -         -
Refund of U.K. income taxes . . . .         -         -           -       3.2
Impairment of long-lived assets . .         -         -           -      (3.3)
-----------------------------------------------------------------------------
Total revenues/net income            $1,322.6      46.7     1,572.4     100.5
=============================================================================

*Additional details are presented in the tables on page 14.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
 CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED
 SEPTEMBER 30, 1997

Net income in the third quarter of 1998 totaled $9 million, $.20 a diluted share, compared to $42.3 million, $.94 a diluted share, in the third quarter a year ago. Special items included in earnings for the 1997 quarter were a charge of $3.3 million, $.07 a diluted share, for an impairment of long-lived assets that was nearly offset by a gain of $3.2 million, $.07 a share, from a refund of U.K. income taxes. Cash flow from operating activities, excluding changes in noncash working capital items, totaled $79.9 million in the third quarter of 1998 compared to $124.7 million in the 1997 quarter.

Murphy's worldwide downstream operations earned $12.2 million in the 1998 quarter compared to $24.6 million a year ago. Exploration and production operations, reflecting a decline of $5.00 a barrel in the Company's average worldwide crude oil price, reported a loss of $.3 million in the current quarter compared to earnings of $21.1 million in the third quarter of 1997.

Exploration and production operations in the United States earned $.9 million compared to $13.5 million in the third quarter of 1997. Operations in Canada earned $1.7 million, down from $6.4 million a year ago, and U.K. operations reported a loss of $.3 million in the current quarter compared to earnings of $1.8 million a year ago. Operations in Ecuador earned $.1 million in the third quarter of 1998 compared to $3.1 million. Other international operations reported a loss of $2.7 million compared to a $3.7 million loss a year earlier. The Company's crude oil and condensate sales prices averaged $12.19 a barrel in the United States and $12.43 in the United Kingdom, decreases of 34 percent and 33 percent, respectively. In Canada, sales prices averaged $11.55 a barrel for light oil, down 31 percent; $7.85 for heavy oil, down 28 percent; and $13.61 for synthetic oil, down 29 percent. Sales prices for the Hibernia field, off the east coast of Canada, which came on stream during the fourth quarter of 1997, averaged $11.16 a barrel during the current quarter. In Ecuador, sales prices averaged $6.73 a barrel, down 46 percent. Murphy's average natural gas sales price in the United States was $2.03 a thousand cubic feet (MCF) in the current quarter compared to $2.35 a year ago. The average natural gas sales price in Canada increased from $1.08 an MCF to $1.20. Total crude oil and gas liquids production averaged 60,864 barrels a day compared to 61,194 in the third quarter of 1997. Production from new fields being brought on stream in the United Kingdom and offshore Canada were offset by lower U.S. production and a decline in Canadian heavy oil production, with the latter due to a selective shut-in of production in response to the drop in heavy oil prices. Total natural gas sales averaged 214 million cubic feet a day compared to 284 million a year ago. Sales of natural gas in the United States averaged 154 million cubic feet a day, down 34 percent from the third quarter of 1997. Storm-related down time in the Gulf of Mexico accounted for approximately 25 percent of the decline in U.S. oil production and natural gas sales. Natural gas sales increased five million cubic feet a day in Canada and three million in the United Kingdom. Exploration expenses totaled $9.5 million in the current quarter compared to $19.7 million in 1997. The tables on page 14 provide additional details of the results of exploration and production operations for the third quarter of each year.

Refining, marketing and transportation operations in the United States earned $5.9 million compared to $19.2 million a year ago; margins in the 1998 quarter were down because of much lower selling prices partially offset by lower crude costs. Operations in the United Kingdom earned $5.4 million compared to $3.9 million in the third quarter of 1997. Earnings from purchasing, transporting and reselling crude oil in Canada were $.9 million in the current quarter compared to $1.5 million a year ago. Refinery crude runs worldwide were 162,842 barrels a day compared to 164,274 in the third quarter of 1997. Worldwide refined product sales were 175,506 barrels a day, up from 172,530 a year ago.

Corporate functions, which include interest income and expense and corporate overhead not allocated to operating functions, reflected a loss of $2.9 million in the current quarter compared to a loss of $3.3 million in the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER
 30, 1997

For the first nine months of 1998, net income totaled $46.7 million, $1.04 a diluted share, and included a benefit of $4.2 million, $.09 a diluted share, from special items. For the same period in 1997, net income totaled $100.5 million, $2.23 a diluted share, and included the net $.1 million charge from the previously

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

mentioned special items in the third quarter. The 1998 special items were a $2.8 million benefit from modification of a natural gas sales contract in the United Kingdom and a $1.4 million benefit from partial recovery of a 1996 loss resulting from modification to a crude oil production contract in Ecuador.

The primary reason for the lower year-to-date earnings before special items was a decrease in the earnings of exploration and production operations from $57.5 million for the first nine months of 1997 to $6.5 million for the 1998 period. The decrease in exploration and production results was mainly caused by a decline of $5.60 a barrel in the Company's average worldwide crude oil price, lower natural gas sales prices, and lower U.S. natural gas sales volumes, partially offset by the effects of lower exploration expenses. Earnings of the Company's worldwide downstream operations for the first nine months of 1998 were $44.9 million, down slightly from $48.4 million in the 1997 period, as the effect of lower selling prices was nearly offset by lower crude costs and higher sales volumes. Corporate functions reflected a loss of $8.9 million for the 1998 period compared to a loss of $5.3 million a year earlier; the increased loss was primarily due to higher interest expense net of amounts capitalized.

Exploration and production operations in the United States earned $15.8 million for the 1998 period compared to $34.4 million a year ago, and Canadian operations earned $2 million compared to $15.5 million in 1997. Decreases from the prior year also occurred in the United Kingdom, which had a loss of $1.5 million compared to earnings of $10.1 million, and in Ecuador, which had earnings of $2.7 million compared to $8.4 million. Other international operations recorded losses of $12.5 million in the first nine months of 1998 and $10.9 million in the 1997 period. The Company's crude oil and condensate sales prices averaged $13.20 a barrel in the United States, down 33 percent, and $13.06 in the United Kingdom, down 32 percent. In Canada, sales prices averaged $12.26 a barrel for light oil, down 32 percent from last year; $6.24 for heavy oil, down 45 percent; and $14.24 for synthetic oil, down 29 percent. The average crude oil sales price for production from the Hibernia field, which came on stream in the fourth quarter of 1997, was $11.71 a barrel, while the average sales price in Ecuador was $7.18 a barrel, down 43 percent. Crude oil and gas liquids production for the first nine months of 1998 averaged 56,491 barrels a day compared to 56,870 during the same period of 1997. Oil production at Hibernia averaged 3,401 barrels a day, and production of Canadian synthetic oil increased 14 percent to 10,227. Production of crude oil and gas liquids in the United Kingdom was up 2 percent to 14,205 barrels a day as new fields came on stream in July. Canadian heavy oil production was down 15 percent to 9,572 barrels a day due to a selective shut-in of wells in response to the drop in heavy oil prices. In other areas, crude oil and gas liquids production averaged 7,764 barrels a day in the United States, down 30 percent; 3,886 for Canadian light oil, down 2 percent; and 7,436 in Ecuador, down 3 percent. Approximately 9 percent of the decline in U.S. oil production was due to storm-related downtime in the Gulf of Mexico. Natural gas sales prices for the first nine months of 1998 averaged $2.22 an MCF in the United States, down 6 percent; $1.21 in Canada, down 8 percent; and $2.39 in the United Kingdom, down 6 percent. Total natural gas sales averaged 231 million cubic feet a day in the 1998 period compared to 268 million in 1997. Sales of natural gas in the United States averaged 173 million cubic feet a day, down 18 percent from 1997. Storm-related downtime in the Gulf of Mexico accounted for approximately 17 percent of the decline in U.S. natural gas sales. In other areas, average natural gas sales volumes increased 8 percent in Canada but were down 15 percent in the United Kingdom, where production from the Amethyst field was shut in during early 1998 to repair pipeline damages. Exploration expenses totaled $49.5 million for the nine months ended September 30, 1998, compared to $71.5 million a year ago. Exploration expenses were down in the United States, the United Kingdom and Canada, but were up in other international areas. The tables on page 14 provide additional details of the results of exploration and production operations for the first nine months of each year.

Refining, marketing and transportation operations in the United States earned $27.1 million for the first nine months of 1998 compared to $37.9 million for the same period last year. The U.S. results in 1997 included after-tax benefits of $5 million related to crude oil swap agreements. Operations in the United Kingdom earned $14 million in the nine months ended September 30, 1998, compared to $6 million in the prior year. Earnings from purchasing, transporting and reselling crude oil in Canada were $3.8 million in the current nine-month period compared to $4.5 million a year ago. The
Company's refinery crude runs worldwide for the 1998 period were 164,722 barrels a day compared to 159,583 a year ago. Petroleum product sales worldwide were 174,075 barrels a day, up from 161,236 in 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

FINANCIAL CONDITION

Net cash provided by operating activities was $281.8 million for the nine months ended September 30, 1998, compared to $315 million for the same period in 1997. Changes in operating working capital other than cash and cash equivalents provided cash of $19.7 million for the first nine months of 1998 but required cash of $21.4 million for the 1997 period. Cash provided by operating activities was reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $20.9 million in the current year and $12.7 million in 1997. Predominant uses of cash in both years were for capital expenditures (which, including amounts expensed, are summarized in the following table) and payment of dividends.

   -------------------------------------------------------------------------
   Capital Expenditures                       Nine Months Ended September 30,
   -------------------------------------------------------------------------
   (Millions of dollars)                                   1998         1997
   -------------------------------------------------------------------------
   Exploration and production. . . . . . . . . . . . .   $256.8        312.1
   Refining, marketing and transportation. . . . . . .     37.6         22.3
   Corporate . . . . . . . . . . . . . . . . . . . . .      1.8          1.2
   -------------------------------------------------------------------------
                                                         $296.2        335.6
   =========================================================================

Working capital at September 30, 1998, was $34.2 million, down $14.1 million from December 31, 1997. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $56.4 million below current costs at September 30, 1998.

At September 30, 1998, long-term nonrecourse debt of a subsidiary was $172.2 million, down slightly from December 31, 1997, due to changes in foreign currency exchange rates. Notes payable of $95.9 million increased $67.5 million in 1998 due to additional borrowings for certain oil and gas development projects. A summary of capital employed at September 30, 1998, and December 31, 1997, follows.

   -------------------------------------------------------------------------
   Capital Employed                   September 30, 1998   December 31, 1997
   -------------------------------------------------------------------------
   (Millions of dollars)                Amount         %     Amount        %
   -------------------------------------------------------------------------
   Notes payable . . . . . . . . . .  $   95.9         7       28.4        2
   Nonrecourse debt of a subsidiary.     172.2        13      177.5       14
   Stockholders' equity  . . . . . .   1,063.1        80    1,079.4       84
   -------------------------------------------------------------------------
                                      $1,331.2       100    1,285.3      100
   =========================================================================

OTHER MATTERS

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997. This statement will alter the Company's disclosures about its operating segments beginning with the results for the year ending December 31, 1998, and for each period thereafter, with restated comparative disclosures for earlier periods. This statement does not amend any existing accounting procedures, but it requires disclosures about an enterprise's components for which separate financial information is available and regularly used by the chief operating decision maker in allocating resources and assessing performance. The Company will comply with this statement by providing certain additional segment and geographic information for revenues, expenses and assets in its consolidated financial statements for the year ending December 31, 1998.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

OTHER MATTERS (CONTD.)

NEW ACCOUNTING STANDARDS (CONTD.)

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2000, it will require Murphy to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value in its Consolidated Balance Sheet. A derivative meeting certain conditions may be designated as a hedge of a specific exposure; accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. As described in Note D to the consolidated financial statements, the Company makes limited use of derivative instruments to hedge specific market risks. The Company has not yet determined the effects that SFAS No. 133 will have on its future consolidated financial statements or the amount of the cumulative adjustment that will be made upon adopting this new standard.

During 1997, the Securities and Exchange Commission amended Regulation S-K to require expanded disclosures concerning a broad range of market-sensitive instruments, including debt and equity securities and derivative instruments, beginning with the Company's 1998 Annual Report. Specifically, the new rules require the Company to disclose both quantitative and qualitative information concerning the market risks posed by risk-sensitive instruments; such disclosures are to be outside of the consolidated financial statements. The Company has not yet determined which of several acceptable methods it will use for the required disclosures.

YEAR 2000 ISSUES

GENERAL
The Year 2000 issue affects all companies and relates to the possibility that computer programs and embedded computer chips may be unable to accurately process data with year dates of 2000 and beyond. Murphy is devoting significant internal and external resources to address Year 2000 compliance, and the Company's Year 2000 project (Project) is proceeding well. In 1993, Murphy began a worldwide business systems replacement project using systems primarily from J.D. Edwards & Company (Edwards), PricewaterhouseCoopers LLP (PW*Sequel), and for certain E&P operations, Applied Terravision Systems Inc. (Artesia) and EFA Software Services Ltd. (PRISM). Certain Company-developed business software systems that will not be replaced with compliant vendor systems by the Year 2000 are being remedied to be Year 2000 compliant. Remaining hardware, software and facilities are expected to be made Year 2000 compliant through the Project. None of the Company's other information technology projects are expected to be significantly delayed due to the implementation of the Project.

PROJECT
The Company has established an Enterprise Project Office (EPO) and has engaged KPMG Peat Marwick LLP to assist with Project management. The Project is primarily being managed by major operating location. At each location, the Project is divided into three major components: Computer Hardware, Applications Software, and Process Control and Instrumentation (Embedded Technology). The Computer Hardware component consists of computing equipment and systems software other than Applications Software. Applications Software includes both Company-developed and vendor software systems. Embedded Technology includes the hardware, software and associated embedded computer chips (other than computing equipment) that are used in facilities operated by the Company. The general phases common to all components are: (1) inventorying Year 2000 items; (2) assigning priorities to identified items;
(3) assessing the Year 2000 compliance of identified items; (4) repairing or replacing material items that are determined not to be Year 2000 compliant;
(5) evaluating and testing required material items; and (6) as necessary, designing and implementing contingency and business continuation plans. Material items are those the Company believes to have safety, environmental or property damage risks, or that may adversely affect the Company's ability to process and record revenues if not properly addressed. At September 30, 1998, the inventorying and priority assessment phases of the Project had been completed. The remaining four phases of the Project are in progress and are being performed primarily by employees of the Company, with assistance from vendors and independent contractors.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

OTHER MATTERS (CONTD.)

YEAR 2000 ISSUES (CONTD.)

A fourth major component of the Project, which involves the review of third party suppliers, customers and business partners (Third Parties), is being managed for all locations by the EPO. This includes the process of identifying and prioritizing critical Third Parties and communicating with them about their plans and progress in addressing the Year 2000 problem. Detailed evaluations of the most critical Third Parties began in the second quarter of 1998 and are scheduled for completion by mid-1999, with follow-up reviews scheduled for the remainder of 1999. The Company estimates that this component was on schedule at September 30, 1998. Based on the results of evaluations and other available information, contingency plans will be developed as necessary during 1999 to address any anticipated Year 2000 problems related to critical Third Parties.

A Year 2000 compliant version of Edwards is fully implemented in the United States and is approximately 50 percent complete in the United Kingdom, with most remaining phases of the U.K. implementation scheduled for the first quarter of 1999. Year 2000 testing of Artesia, including any required corrections, is scheduled for the fourth quarter of 1998. In Canada, the Company expects to have upgraded and tested Year 2000 compliant versions of PW*Sequel and PRISM by the first quarter of 1999. Testing of U.S. offshore production platform systems has been delayed somewhat due to storm-related downtime during the third quarter of 1998; testing is now scheduled to be completed in early 1999. Certain Company-developed downstream accounting, customer invoicing and human resources systems in the United States are being remedied to be Year 2000 compliant; this effort was estimated to be 80 percent complete at September 30, 1998, and is projected to be completed by year-end 1998. U.S. refining and marketing systems testing is somewhat behind schedule due to a recent implementation of a new refinery maintenance system at the Meraux refinery; certain testing will be completed at the refinery during a scheduled turnaround in the first quarter of 1999. Other refining and marketing business systems that require release of compliant vendor upgrades are scheduled to be completed near the end of the first quarter of 1999.

PROJECT SUMMARY
At September 30, 1998, the Company-wide Project is estimated to be 40 percent complete. Thus far, no material noncompliant Year 2000 issues have been discovered that were not identified in the completed Year 2000 inventory. The material components of the Project are expected to be substantially complete by early 1999.

At September 30, 1998, formal contingency plans for the Project had not been developed. The Company does not expect to develop formal contingency plans for Project issues that are resolved in accordance with the current schedule. Any unresolved issues that fall significantly behind schedule or that lead to a material risk of system failure will be addressed by contingency plans during 1999.

COSTS
The total cost of required modifications to become Year 2000 compliant is not expected to be material to Murphy's financial position. The most likely estimate of the total cost of the Project is approximately $5 million, including $2 million for the EPO (including assessment of Third Parties), $1 million for miscellaneous hardware replacement, $1 million for noncompliant system renovation/upgrades and $.6 million for Embedded Technology issues. It is reasonably possible that total costs could exceed the most likely estimate by up to $1 million. Funds for the Project are obtained from internally generated cash flows. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by partnerships and joint ventures that the Company does not operate. The operator of the Company's jointly owned U.K. refinery has estimated Murphy's costs to be $.5 million to achieve Year 2000 compliance. The cost of implementing Edwards in the United Kingdom, now estimated to be $.9 million, is also not included in the Project cost estimate.

The total amount expended on the Project through September 30, 1998, and recorded in selling and general expense in 1998 was $1.3 million, essentially all of which related to the EPO. The cost of completing the Year 2000 Project is estimated to be approximately $3.7 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

OTHER MATTERS (CONTD.)

YEAR 2000 ISSUES (CONTD.)

RISKS
Not correcting material Year 2000 problems could result in interruptions in, or failures of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity or financial condition by impeding the Company's ability to produce and deliver crude oil, natural gas and finished petroleum products, and to invoice and collect related revenues from customers. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from uncertainty about the Year 2000 readiness of critical Third Parties, the Company is unable to determine at this time whether or not the consequences of possible Year 2000 failures will materially affect its results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue, and in particular, about the Year 2000 compliance and readiness of the Company's critical Third Parties. The Company believes that it is taking reasonable steps to address potentially material Year 2000 failures, and with completion of the Project as scheduled the possibility of significant interruptions of normal operations should be greatly reduced.

Readers are cautioned that forward-looking statements contained in this Year 2000 section should be read in conjunction with Murphy's disclosures under the heading "Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements of the Company's expectations, intentions, plans and beliefs that are forward-looking and are dependent on certain events, risks and uncertainties that may be outside of the Company's control. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results and developments could differ materially from those expressed or implied by such statements due to a number of factors including those described in the context of such forward-looking statements as well as those contained in the Company's January 15, 1997, Form 8-K on file with the U.S. Securities and Exchange Commission.

OIL AND GAS OPERATING RESULTS* (UNAUDITED)
-----------------------------------------------------------------------------
                                          United              Synthetic
                           United           King-   Ecua-        Oil -
(Millions of dollars)      States Canada     dom     dor Other  Canada  Total
-----------------------------------------------------------------------------
THREE MONTHS ENDED
 SEPTEMBER 30, 1998
Oil and gas sales and
 operating revenues        $ 35.7   22.1    23.6     4.1    .7    12.7   98.9
Production costs             12.3    8.1     9.5     1.6     -     8.8   40.3
Depreciation, depletion
 and amortization            15.5   10.3    11.2     2.4     -     1.5   40.9
Exploration expenses
  Dry hole costs               .4    1.0       -       -     -       -    1.4
  Geological and geophysical
   costs                       .1     .7      .2       -   2.7       -    3.7
  Other costs                  .8     .3      .4       -    .3       -    1.8
-----------------------------------------------------------------------------
                              1.3    2.0      .6       -   3.0       -    6.9
  Undeveloped lease
   amortization               1.7     .8      .1       -     -       -    2.6
-----------------------------------------------------------------------------
     Total exploration
      expenses                3.0    2.8      .7       -   3.0       -    9.5
-----------------------------------------------------------------------------
Selling and general expenses  3.8    1.3     1.1       -    .3      .1    6.6
Income tax provisions
 (benefits)                    .2    (.5)    1.4       -    .1      .7    1.9
-----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $   .9     .1     (.3)     .1  (2.7)    1.6    (.3)
=============================================================================

THREE MONTHS ENDED
 SEPTEMBER 30, 1997
Oil and gas sales and
 operating revenues        $ 66.1   26.3    30.5     9.3    .2    18.4  150.8
Production costs             11.8    9.8     6.9     2.8     -    10.1   41.4
Depreciation, depletion and
 amortization                22.2    8.2    11.9     2.9     -     1.8   47.0
Exploration expenses
  Dry hole costs              1.9     .6     4.4       -    .8       -    7.7
  Geological and geophysical
   costs                      3.1    1.0     1.2       -   1.6       -    6.9
  Other costs                  .6     .3      .4       -   1.1       -    2.4
-----------------------------------------------------------------------------
                              5.6    1.9     6.0       -   3.5       -   17.0
  Undeveloped lease
   amortization               1.6    1.0       -       -    .1       -    2.7
-----------------------------------------------------------------------------
     Total exploration
      expenses                7.2    2.9     6.0       -   3.6       -   19.7
-----------------------------------------------------------------------------
Selling and general expenses  4.0    1.3      .7      .1    .6      .1    6.8
Income tax provisions
 (benefits)                   7.4    1.7     3.2      .4   (.3)    2.4   14.8
-----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $ 13.5    2.4     1.8     3.1  (3.7)    4.0   21.1
=============================================================================

NINE MONTHS ENDED
 SEPTEMBER 30, 1998
Oil and gas sales and
 operating revenues        $139.0   57.6    65.8    14.5   1.9    40.2  319.0
Production costs             32.0   25.8    25.1     5.1     -    25.7  113.7
Depreciation, depletion and
 amortization                50.9   26.7    30.1     7.4     -     4.7  119.8
Exploration expenses
  Dry hole costs             11.4    4.2       -       -   8.3       -   23.9
  Geological and geophysical
   costs                      2.4    3.6     2.8       -   3.7       -   12.5
  Other costs                 1.7     .6     1.4       -   1.4       -    5.1
-----------------------------------------------------------------------------
                             15.5    8.4     4.2       -  13.4       -   41.5
  Undeveloped lease
   amortization               4.9    3.0      .1       -     -       -    8.0
-----------------------------------------------------------------------------
     Total exploration
      expenses               20.4   11.4     4.3       -  13.4       -   49.5
-----------------------------------------------------------------------------
Selling and general expenses 11.9    4.5     2.8      .1   1.1      .1   20.5
Income tax provisions
 (benefits)                   8.0   (6.2)    5.0     (.8)  (.1)    3.1    9.0
-----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $ 15.8   (4.6)   (1.5)    2.7 (12.5)    6.6    6.5
=============================================================================

NINE MONTHS ENDED
 SEPTEMBER 30, 1997
Oil and gas sales and
 operating revenues        $196.7   74.0    90.7    26.1   1.3    49.2  438.0
Production costs             33.5   28.0    25.0     8.4     -    28.2  123.1
Depreciation, depletion
 and amortization            59.4   22.7    33.5     8.3     -     4.8  128.7
Exploration expenses
  Dry hole costs             25.5    3.1     5.0       -   3.3       -   36.9
  Geological and geophysical
   costs                      8.6    5.6     1.4       -   4.4       -   20.0
  Other costs                 1.7     .6     1.5       -   3.0       -    6.8
-----------------------------------------------------------------------------
                             35.8    9.3     7.9       -  10.7       -   63.7
  Undeveloped lease
   amortization               5.0    2.7       -       -    .1       -    7.8
-----------------------------------------------------------------------------
     Total exploration
      expenses               40.8   12.0     7.9       -  10.8       -   71.5
-----------------------------------------------------------------------------
Selling and general expenses 10.6    3.9     1.8      .3   1.5      .1   18.2
Income tax provisions
 (benefits)                  18.0    2.0    12.4      .7   (.1)    6.0   39.0
-----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $ 34.4    5.4    10.1     8.4 (10.9)   10.1   57.5
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The Exhibit Index on page 16 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

     (b) No reports on Form 8-K have been filed for the quarter covered by this report.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MURPHY OIL CORPORATION
                                        (Registrant)

                                   By  /s/ Ronald W. Herman
                                      -----------------------------------
                                      Ronald W. Herman, Controller
                                      (Chief Accounting Officer and Duly
                                       Authorized Officer)

November 12, 1998
     (Date)

                               EXHIBIT INDEX

Exhibit                                                Page Number or
  No.                                           Incorporation by Reference to
-------                                         -----------------------------

 3.1   Certificate of Incorporation of          Exhibit 3.1, Page Ex 3.1-1,
       Murphy Oil Corporation as of             of Murphy's Annual Report on
       September 25, 1986                       Form 10-K for the year ended
                                                December 31, 1996

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

 4.1   Credit Agreement among Murphy Oil        Exhibit 4.1, Page Ex. 4.1-0,
       Corporation and certain subsidiaries of Murphy's Annual Report on and the Chase Manhattan Bank et al as Form 10-K for the year ended
       of November 13, 1997                     December 31, 1997

 4.2   Rights Agreement dated as of             Exhibit 4.1, Page Ex. 4.1-0,
       December 6, 1989, between Murphy Oil of Murphy's Annual Report on Corporation and Harris Trust Company Form 10-K for the year ended
       of New York, as Rights Agent             December 31, 1994

 4.3   Amendment No. 1 dated as of April 6,     Exhibit 3 of Murphy's Form
       1998, to Rights Agreement dated as of    8-A/A, Amendment No. 1, filed
       December 6, 1989, between Murphy Oil     April 14, 1998, under the
       Corporation and Harris Trust Company     Securities Exchange Act of
       of New York, as Rights Agent             1934

10.1   1987 Management Incentive Plan as        Exhibit 10.2, Page Ex. 10.2-0,
       amended February 7, 1990, retroactive    of Murphy's Annual Report on
       to February 3, 1988                      Form 10-K for the year ended
                                                December 31, 1994

10.2   1992 Stock Incentive Plan as amended     Exhibit 10.2, Page Ex. 10.2-1,
       May 14, 1997                             of Murphy's Report on Form
                                                10-Q for the quarterly period
                                                ended June 30, 1997

10.3   Employee Stock Purchase Plan             Exhibit 99.01 of Murphy's Form
                                                S-8 Registration Statement
                                                filed May 19, 1997, under the
                                                Securities Act of 1933

27     Financial Data Schedule for the          Only in electronic filing
       nine months ended September 30, 1998

Exhibits other than those listed above have been omitted since they are either not required or not applicable.