Form 10-K
period 1998-12-31
MURPHY OIL CORP /DE
filed 1999-03-24
CIK 717423

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

  (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                                     For the fiscal year ended DECEMBER 31, 1998

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

        For the transition period from _________________ to __________

                         Commission file number 1-8590

                            MURPHY OIL CORPORATION
            (Exact name of registrant as specified in its charter)

                           DELAWARE                                                 71-0361522
  (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)

  200 PEACH STREET, P. O. BOX 7000, EL DORADO, ARKANSAS                             71731-7000
        (Address of principal executive offices)                                    (Zip Code)

      Registrant's telephone number, including area code:  (870) 862-6411

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No ___.
                          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based on average price at January 29, 1999, as quoted by the New York Stock Exchange, was approximately $1,220,526,000.

Number of shares of Common Stock, $1.00 Par Value, outstanding at January 29, 1999, was 44,952,042.

                      Documents incorporated by reference:

Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 12, 1999, have been incorporated by reference in
Part III herein.

================================================================================

                            MURPHY OIL CORPORATION

                   TABLE OF CONTENTS - 1998 FORM 10-K REPORT

                                                                                           Page
                                                                                          Number
                                                                                          ------
                                    PART I

Item  1.  Business                                                                          1

Item  2.  Properties                                                                        1

Item  3.  Legal Proceedings                                                                 6

Item  4.  Submission of Matters to a Vote of Security Holders                               6

                                    PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters             7

Item  6.  Selected Financial Data                                                           7

Item  7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                             8

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                       19

Item  8.  Financial Statements and Supplementary Data                                      19

Item  9.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                                             19

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant                               20

Item 11.  Executive Compensation                                                           20

Item 12.  Security Ownership of Certain Beneficial Owners and Management                   20

Item 13.  Certain Relationships and Related Transactions                                   20

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 21

Exhibit Index                                                                              21

Signatures                                                                                 23

                                    PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

SUMMARY

Murphy Oil Corporation is a worldwide oil and gas exploration and production company with refining and marketing operations in the United States and the United Kingdom and pipeline and crude oil trading operations in Canada. As used in this report, the terms Murphy, Murphy Oil, we, our, its and Company may refer to Murphy Oil Corporation or any one or more of its consolidated subsidiaries.

The Company was originally incorporated in Louisiana in 1950 as Murphy Corporation. It was reincorporated in Delaware in 1964, at which time it adopted the name Murphy Oil Corporation, and was reorganized in 1983 to operate primarily as a holding company of its various businesses. Its operations are classified into two business activities: (1) "Exploration and Production" and
(2) "Refining, Marketing and Transportation." For reporting purposes, Murphy's exploration and production activities are subdivided into five geographic segments -- the United States, Canada, the United Kingdom, Ecuador, and all other countries; Murphy's refining, marketing and transportation activities are subdivided into three geographic segments -- the United States, the United Kingdom and Canada. Additionally, "Corporate and Other Activities" include interest income, interest expense and overhead not allocated to the segments. On December 31, 1996, Murphy completed a spin-off to its stockholders of its wholly owned farm, timber and real estate subsidiary, Deltic Farm & Timber Co., Inc. (reincorporated as "Deltic Timber Corporation").

The information appearing in the 1998 Annual Report to Security Holders (1998 Annual Report) is incorporated in this Form 10-K report as Exhibit 13 and is deemed to be filed as part of this Form 10-K report as indicated under Items 1, 2 and 7. A narrative of the graphic and image information that appears in the paper format version of Exhibit 13 is included in the electronic Form 10-K document as an appendix to Exhibit 13.

In addition to the following information about each business activity, data relative to Murphy's operations, properties and business segments, including revenues by class of products and financial information by geographic area, are described on pages 7, F-8, F-19 through F-21, F-24 through F-26, and F-28 of this Form 10-K report and on pages 6 through 19 of the 1998 Annual Report.

EXPLORATION AND PRODUCTION

During 1998, Murphy's principal exploration and production activities were conducted in the United States and Ecuador by wholly owned Murphy Exploration & Production Company (Murphy Expro) and its subsidiaries, in western Canada and offshore eastern Canada by wholly owned Murphy Oil Company Ltd. (MOCL) and its subsidiaries, and in the U.K. North Sea and the Atlantic Margin by wholly owned Murphy Petroleum Limited. Murphy's crude oil and natural gas liquids production in 1998 was in the United States, Canada, the United Kingdom and Ecuador; its natural gas was produced and sold in the United States, Canada and the United Kingdom. MOCL owns a 5% interest in Syncrude Canada Ltd., which extracts synthetic crude oil from oil sand deposits in northern Alberta. Subsidiaries of Murphy Expro conducted exploration activities in various other areas including the Falkland Islands, China, Ireland, the Faroe Islands, Spain, Philippines, Peru and Pakistan.

Murphy's estimated net quantities of proved oil and gas reserves and proved developed oil and gas reserves at December 31, 1995, 1996, 1997 and 1998 by geographic area are reported on page F-23 of this Form 10-K report. Murphy has not filed and is not required to file any estimates of its total net proved oil or gas reserves on a recurring basis with any federal or foreign governmental regulatory authority or agency other than the U.S. Securities and Exchange Commission. Annually, Murphy reports gross reserves of properties operated in the United States to the U.S. Department of Energy; such reserves are derived from the same data from which estimated net proved reserves of such properties are determined.

Net crude oil, condensate, and gas liquids production and net natural gas sales by geographic area with weighted average sales prices for each of the five years ended December 31, 1998, are shown on page 21 of the 1998 Annual Report.

Production costs for the last three years in U.S. dollars per equivalent barrel produced are discussed on page 11 of this Form 10-K report. For purposes of these computations, natural gas volumes are converted to equivalent barrels of crude oil using a ratio of six thousand cubic feet (MCF) of natural gas to one barrel of crude oil.

Supplemental disclosures relating to oil and gas producing activities are reported on pages F-22 through F-27 of this Form 10-K report.

At December 31, 1998, Murphy held leases, concessions, contracts or permits on nonproducing and producing acreage as shown by geographic area in the following table. Gross acres are those in which all or part of the working interest is owned by Murphy; net acres are the portions of the gross acres applicable to Murphy's working interest.

                                             NONPRODUCING            PRODUCING                TOTAL
                                            --------------       -----------------       --------------
AREA (THOUSANDS OF ACRES)                   GROSS      NET       GROSS        NET        GROSS      NET
-------------------------                   -----     -----      -----       -----       -----     -----
United States - Onshore                         5         3         39          20          44        23
              - Gulf of Mexico                832       482        369         136       1,201       618
              - Frontier                      117        40         --          --         117        40
                                           ------    ------      -----         ---      ------    ------
    Total United States                       954       525        408         156       1,362       681
                                           ------    ------      -----         ---      ------    ------

Canada - Onshore                              813       582      1,084         155       1,897       737
       - Offshore                             941       178          5          --         946       178
       - Oil sands                            225        54         13           4         238        58
                                           ------    ------      -----         ---      ------    ------
    Total Canada                            1,979       814      1,102         159       3,081       973
                                           ------    ------      -----         ---      ------    ------

United Kingdom                              1,439       461         78          11       1,517       472
Ecuador                                        --        --        494          99         494        99
China                                         563       253         --          --         563       253
Falkland Islands                              401       100         --          --         401       100
Ireland                                       896       224         --          --         896       224
Malaysia                                    6,498     5,319         --          --       6,498     5,319
Pakistan                                    3,795     3,795         --          --       3,795     3,795
Philippines                                 3,695     2,956         --          --       3,695     2,956
Spain                                         434       136         --          --         434       136
Tunisia                                       109        36         --          --         109        36
                                           ------    ------      -----         ---      ------    ------
    Total                                  20,763    14,619      2,082         425      22,845    15,044
                                           ======    ======      =====         ===      ======    ======

Oil and gas wells producing or capable of producing at December 31, 1998, are summarized in the following table. Gross wells are those in which all or part of the working interest is owned by Murphy. Net wells are the portions of the gross wells applicable to Murphy's working interest.

                                                       OIL WELLS               GAS WELLS
                                                  --------------------    --------------------
COUNTRY                                           GROSS           NET     GROSS           NET
-------                                           -----         ------    -----         ------
United States                                       323          143.5      272          106.7
Canada                                            4,173          827.0      815          286.0
United Kingdom                                       98           12.3       21            1.5
Ecuador                                              53           10.6       --             --
                                                  -----          -----    -----          -----
    Total                                         4,647          993.4    1,108          394.2
                                                  =====          =====    =====          =====
Wells included above with multiple
completions and counted as one well each             87           41.1       90           64.7

Murphy's net wells drilled in the last three years are summarized in the following table.

                   UNITED                           UNITED
                   STATES         CANADA           KINGDOM           ECUADOR           OTHER            TOTAL
               -------------   -------------     -------------    -------------    -------------   -------------
                  PRO-            PRO-              PRO-             PRO-             PRO-            PRO-
               DUCTIVE   DRY   DUCTIVE   DRY     DUCTIVE   DRY    DUCTIVE   DRY    DUCTIVE   DRY   DUCTIVE   DRY
               -------   ---   -------   ---     -------   ---    -------   ---    -------   ---   -------   ---
1998
----
Exploratory        9.0    .8       4.8   7.5          --    --         --    --         --   1.0      13.8   9.3

Development         .6    --       5.4    --         1.9    --        1.2    --         --    --       9.1    --

1997
----
Exploratory        7.6   6.8      15.8   8.3          .5    .6         --    --         .4   1.0      24.3  16.7

Development        2.9    --      83.0    --          .9    .3        1.6    --         --    --      88.4    .3

1996
----
Exploratory       13.8   3.9       5.3   4.0          --   1.1         --    --         .4    --      19.5   9.0

Development        4.6    --      70.2   2.5         1.0    .1        2.2    --         --    --      78.0   2.6

Murphy's drilling wells in progress at December 31, 1998, are summarized below.

                      EXPLORATORY          DEVELOPMENT             TOTAL
                    ----------------      --------------     ----------------
COUNTRY             GROSS        NET      GROSS      NET     GROSS        NET
-------             -----        ---      -----      ---     -----        ---
United States           2         .8          1       --         3         .8
Canada                  1         .5          2       .2         3         .7
United Kingdom          -          -          3       .3         3         .3
Ecuador                 -          -          1       .2         1         .2
                       --        ---         --      ---        --        ---
   Total                3        1.3          7       .7        10        2.0
                       ==        ===         ==      ===        ==        ===

Additional information about current exploration and production activities is reported on pages 1 through 15 of the 1998 Annual Report.

REFINING, MARKETING AND TRANSPORTATION

Murphy Oil USA, Inc. (MOUSA), a wholly owned subsidiary, owns and operates two refineries in the United States. The Meraux, Louisiana refinery is located on fee land and on two leases that expire in 2010 and 2021, at which times the Company has options to purchase the leased acreage at fixed prices. The refinery at Superior, Wisconsin is located on fee land. Murco Petroleum Limited (Murco), a wholly owned U.K. subsidiary serviced by Murphy Eastern Oil Company, has an effective 30% interest in a refinery at Milford Haven, Wales that can process 108,000 barrels of crude oil a day. Refinery capacities at December 31, 1998, are shown in the following table.


                                                             MILFORD HAVEN,
                                      MERAUX,    SUPERIOR,       WALES
                                    LOUISIANA    WISCONSIN   (MURCO'S 30%)      TOTAL
                                    ---------    ---------   --------------     -----
Crude capacity - b/sd*                100,000      35,000         32,400      167,400

Process capacity - b/sd*
  Vacuum distillation                  50,000      20,500         16,500       87,000
  Catalytic cracking - fresh feed      38,000      11,000          9,960       58,960
  Pretreating cat-reforming feeds      22,000       9,000          5,490       36,490
  Catalytic reforming                  18,000       8,000          5,490       31,490
  Distillate hydrotreating             15,000       7,800         20,250       43,050
  Gas oil hydrotreating                27,500          --             --       27,500
  Solvent deasphalting                 18,000          --             --       18,000
  Isomerization                            --       2,000          2,250        4,250

Production capacity - b/sd*
  Alkylation                            8,500       1,500          1,680       11,680
  Asphalt                                  --       7,500             --        7,500

Crude oil and product storage
 capacity - barrels                 4,453,000   2,852,000      2,638,000    9,943,000

*Barrels per stream day.

Murphy distributes refined products from 59 terminal locations in the United States to retail and wholesale accounts in the United States (by MOUSA) and in Canada (by a MOCL subsidiary) under the brand names SPUR(R) and Murphy USA(R) and to unbranded wholesale accounts. Eleven of these terminals are wholly owned and operated by MOUSA, 16 are jointly owned and operated by others, and the remaining 32 are owned by others. Of the terminals wholly owned or jointly owned, four are supplied by marine transportation, three are supplied by truck, two are adjacent to MOUSA's refineries, and 18 are supplied by pipeline. MOUSA receives products at the terminals owned by others in exchange for deliveries from the Company's wholly owned and jointly owned terminals. At the end of 1998, refined products were marketed at wholesale or retail through 552 branded stations in 17 states in the Southeast and Upper Midwest and eight branded stations in the Thunder Bay area of Ontario, Canada.

At the end of 1998, Murco distributed refined products in the United Kingdom from the Milford Haven refinery, three wholly owned terminals supplied by rail, seven terminals owned by others where products are received in exchange for deliveries from the Company's wholly owned terminals, and 389 branded stations under the brand names MURCO and EP.

Murphy owns a 20% interest in a 120-mile refined products pipeline, with a capacity of 165,000 barrels a day, that transports products from the Meraux refinery to two common carrier pipelines serving Murphy's marketing area in the southeastern United States. The Company also owns a 22% interest in a 312-mile crude oil pipeline in Montana and Wyoming, with a capacity of 120,000 barrels a day, and a 3.2% interest in LOOP Inc., which provides deepwater unloading accommodations off the Louisiana coast for oil tankers and onshore facilities for storage of crude oil. In addition, Murphy owns 29.4% of a 22-mile crude oil pipeline, with a capacity of 300,000 barrels a day, that connects LOOP storage at Clovelly, Louisiana and Alliance, Louisiana and 100% of a 24-mile crude oil pipeline, with a capacity of 200,000 barrels a day, that connects Alliance to the Meraux refinery. The pipeline from Alliance to Meraux is also connected to another company's pipeline system, allowing crude oil transported by that system to be shipped to the Meraux refinery.

At December 31, 1998, MOCL operated the following Canadian crude oil pipelines, with the ownership percentage, extent and capacity in barrels a day of each as shown. MOCL also operated and owned all or most of several short lateral connecting pipelines.

PIPELINE                           DESCRIPTION             PERCENT    MILES   BBLS./DAY       ROUTE
--------                           -----------             -------    -----   ---------       -----
Manito                             Dual heavy oil             52.5     101       65,000       Dulwich to Kerrobert, Sask.
North-Sask                         Dual heavy oil             36.1      40       20,000       Paradise Hill to Dulwich, Sask.
Cactus Lake                        Dual heavy oil             13.1      40       50,000       Cactus Lake to Kerrobert, Sask.
Bodo                               Dual heavy oil             41.3      15       18,000       Bodo, Alta. to Cactus Lake, Sask.
Milk River                         Dual medium/light oil       100    10.5      118,000       Milk River, Alta. to U.S. border
Wascana                            Single light oil (idle)     100     108       45,000       Regina, Sask. to U.S. border
Senlac                             Dual heavy oil              100      28       15,000       Senlac to Unity, Sask.

Additional information about current refining, marketing and transportation activities and a statistical summary of key operating and financial indicators for each of the five years ended December 31, 1998, are reported on pages 2, 3, 5, 16 through 19, and 22 of the 1998 Annual Report.

EMPLOYEES

Murphy had 1,566 full-time and part-time employees at December 31, 1998.

COMPETITION AND OTHER CONDITIONS WHICH MAY AFFECT BUSINESS

Murphy operates in the oil industry and experiences intense competition from other oil and gas companies, many of which have substantially greater resources. In addition, the oil industry as a whole competes with other industries in supplying energy requirements around the world. Murphy is a net purchaser of crude oil and other refinery feedstocks and occasionally purchases refined products and may therefore be required to respond to operating and pricing policies of others, including producing country governments from whom it makes purchases. Additional information concerning current conditions of the Company's business is reported under the caption "Outlook" on page 18 of this Form 10-K report.

The operations and earnings of Murphy have been and continue to be affected by worldwide political developments. Many governments, including those that are members of the Organization of Petroleum Exporting Countries (OPEC), unilaterally intervene at times in the orderly market of crude oil and natural gas produced in their countries through such actions as setting prices, determining rates of production, and controlling who may buy and sell the production. In addition, prices and availability of crude oil, natural gas and refined products could be influenced by political unrest and by various governmental policies to restrict or increase petroleum usage and supply. Other governmental actions that could affect Murphy's operations and earnings include tax changes and regulations concerning: currency fluctuations, protection and remediation of the environment (See the caption "Environmental" on page 15 of this Form 10-K report), preferential and discriminatory awarding of oil and gas leases, restraints and controls on imports and exports, safety, and relationships between employers and employees. Because these and other factors too numerous to list are subject to constant changes dictated by governmental and political considerations and are often made in great haste in response to changing internal and worldwide economic conditions and to actions of other governments or specific events, it is not practical to attempt to predict the effects of such factors on Murphy's future operations and earnings.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The age at January 1, 1999, present corporate office and length of service in office of each of the Company's executive officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

     R. Madison Murphy - Age 41; Chairman of the Board since October 1994. Mr. Murphy had been Executive Vice President and Chief Financial and Administrative Officer, Director and Member of the Executive Committee since 1993. Prior to that, he was Executive Vice President and Chief Financial Officer from 1992 to 1993; Vice President, Planning/Treasury, from 1991 to 1992; and Vice President, Planning, from 1988 to 1991, with additional duties as Treasurer from 1990 until August 1991.

     Claiborne P. Deming - Age 44; President and Chief Executive Officer since
        October 1994 and Director and Member of the Executive Committee since 1993. In 1992, he became Executive Vice President and Chief Operating Officer. Mr. Deming was President of MOUSA from 1989 to 1992.

     Steven A. Cosse' - Age 51; Senior Vice President since October 1994 and
        General Counsel since August 1991. Mr. Cosse' was elected Vice President in 1993. For the eight years prior to August 1991, he was General Counsel for Murphy Expro, at that time named Ocean Drilling & Exploration Company (ODECO), a majority-owned subsidiary of Murphy.

     Herbert A. Fox Jr. - Age 64; Vice President since October 1994. Mr. Fox has also been President of MOUSA since 1992. He served with MOUSA as Vice President, Manufacturing, from 1990 to 1992.

     Bill H. Stobaugh - Age 47; Vice President since May 1995, when he joined the Company. Prior to that, he had held various engineering, planning and managerial positions, most recently with an engineering consulting firm.

     Odie F. Vaughan - Age 62; Treasurer since August 1991. From 1975 through
        July 1991, he was with ODECO as Vice President of Taxes and Treasurer.

     Ronald W. Herman - Age 61; Controller since August 1991. He was Controller of ODECO from 1977 through July 1991.

     Walter K. Compton - Age 36; Secretary since December 1996. He has been an attorney with the Company since 1988 and became Manager, Law Department, in November 1996.


ITEM 3.  LEGAL PROCEEDINGS

Following a 1998 compliance inspection of the Superior, Wisconsin refinery, the Company received from the U.S. Environmental Protection Agency notices of violations of the Clean Air Act. Although the penalty amounts were not listed, the statutes involved provide for rates up to $27,500 per day of violation, and penalties therefore could exceed $100,000. The Company believes it has valid defenses to the alleged violations and plans a vigorous defense. While the notices of violation are preliminary in nature and no assurances can be given, the Company does not believe that the ultimate resolution of the matter will have a material adverse effect on the financial condition of the Company.

Murphy and its subsidiaries are engaged in a number of other legal proceedings, all of which Murphy considers routine and incidental to its business and none of which is expected to have a material adverse effect on the Company's financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the New York Stock Exchange and The Toronto Stock Exchange using "MUR" as the trading symbol. There were 3,684 stockholders of record as of December 31, 1998. Information as to high and low market prices per share and dividends per share by quarter for 1998 and 1997 are reported on page F-28 of this Form 10-K report.


Item 6.  SELECTED FINANCIAL DATA

(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)             1998           1997          1996           1995                1994
                                                         ----           ----          ----           ----                ----
RESULTS OF OPERATIONS FOR THE YEAR/1/
Sales and other operating revenues/2/                $1,694,470      2,133,387      2,009,736      1,613,848          1,582,091
Net cash provided by continuing operations              321,091        401,843        472,480        309,878            312,251
Income (loss) from continuing operations                (14,394)       132,406        125,956       (127,919)            89,347
Net income (loss)                                       (14,394)       132,406        137,855       (118,612)           106,628
Per Common share - diluted
  Income (loss) from continuing operations                 (.32)          2.94           2.80          (2.85)              1.99
  Net income (loss)                                        (.32)          2.94           3.07          (2.65)              2.38
Cash dividends per Common share                            1.40           1.35           1.30           1.30               1.30
Percentage return on
  Average stockholders' equity                             (1.3)          12.7           12.2           (9.3)               8.6
  Average borrowed and invested capital                     (.6)          10.4           10.4           (7.9)               8.0
  Average total assets                                      (.6)           6.0            6.2           (5.2)               4.8

CAPITAL EXPENDITURES FOR THE YEAR
Exploration and production                           $  331,647        423,181        373,984        231,718            286,348
Refining, marketing and transportation                   55,025         37,483         42,880         53,602             94,697
Corporate and other                                       2,127          7,367          1,192          1,831              4,876
                                                     ----------      ---------      ---------      ---------          ---------
                                                     $  388,799        468,031        418,056        287,151            385,921
                                                     ==========      =========      =========      =========          =========
FINANCIAL CONDITION AT DECEMBER 31
Current ratio                                              1.15           1.10           1.10           1.22               1.14
Working capital                                      $   56,616         48,333         56,128         87,388             61,750
Net property, plant and equipment                     1,662,362      1,655,838      1,556,830      1,377,455          1,558,716
Total assets                                          2,164,419      2,238,319      2,243,786      2,098,466          2,297,459
Long-term debt                                          333,473        205,853        201,828        193,146            172,289
Stockholders' equity                                    978,233      1,079,351      1,027,478/3/   1,101,145          1,270,679
  Per share                                               21.76          24.04          22.90          24.56              28.34
Long-term debt - percent of capital employed               25.4           16.0           16.4           14.9               11.9

/1/Includes effects on income of special items in 1998, 1997 and 1996 that are detailed in Management's Discussion and Analysis of Financial Condition and Results of Operations. Also, special items in 1995 and 1994 increased (decreased) net income by $(152,066), $(3.39) a diluted share, and $20,236, $.45 a diluted share, respectively.
/2/Amounts prior to 1998 have been restated to conform to 1998 presentation. /3/Reflects $172,561 charge for distribution of common stock of Deltic Timber
   Corporation to stockholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company reported a net loss in 1998 of $14.4 million, $.32 a diluted share, compared to net income in 1997 of $132.4 million, $2.94 a diluted share. In 1996, the Company earned $137.9 million, $3.07 a diluted share. Results of operations for the three years ended December 31, 1998, included certain special items that resulted in a net charge of $57.9 million, $1.29 a diluted share, in 1998; a net benefit of $.1 million, with no per share effect, in 1997; and a net benefit of $22.2 million, $.49 a diluted share, in 1996. The 1998 special items included an after-tax charge of $57.6 million, $1.28 a diluted share, from a write-down of assets determined to be impaired under Statement of Financial Accounting Standards (SFAS) No. 121. Net income for 1996 included earnings from discontinued operations of $11.9 million, $.27 a diluted share. This amount was attributable to the activities of the Company's farm, timber and real estate subsidiary, which was spun off to the Company's shareholders on December 31, 1996, as described in Note B to the consolidated financial statements.

1998 vs. 1997 - Excluding special items, income from continuing operations totaled $43.5 million in 1998, $.97 a diluted share, a decrease of $88.8 million from the $132.3 million earned in 1997. The income reduction was primarily attributable to a $79.2 million decline in earnings from the Company's exploration and production operations. Sharply lower crude oil prices in 1998 were the main reason for the reduction. The Company's average crude oil sales price declined by $5.62 a barrel in 1998, down 34% from oil prices realized in 1997. Higher crude oil production from new fields in Canada and the United Kingdom were mostly offset by lower production from maturing U.S. and U.K. oil fields and by selective shut-in of Canadian heavy oil production. Natural gas sales prices in the United States declined 15% in 1998 and U.S. natural gas production was down 20%. Earnings from the Company's refining, marketing and transportation operations were down $7.5 million in 1998, as record levels of finished product sales volumes were more than offset by lower unit margins on product sales in the United States. The costs of corporate activities, which includes interest income and expense and corporate overhead not allocated to operating functions, increased $2.1 million in 1998 compared to 1997, primarily due to higher net interest costs offset in part by lower costs of awards under the Company's incentive plans.

1997 vs. 1996 - Excluding special items, income from continuing operations in 1997 totaled $132.3 million, $2.94 a diluted share. The results for 1997 represented a $28.5 million improvement compared to income from continuing operations of $103.8 million, $2.31 a diluted share, in 1996. Earnings from the Company's exploration and production operations declined $16.8 million in 1997, primarily due to higher exploration costs. Increases in crude oil production and natural gas sales led to record hydrocarbon production in 1997 of 102,272 barrels a day on an energy equivalent basis. However, lower worldwide crude oil sales prices nearly offset the benefit of higher production volumes. Income from the Company's refining, marketing and transportation segment was up $42.6 million in 1997. The improvement occurred primarily in the United States, where the effects of lower costs for crude oil and other feedstocks exceeded the decline in sales realizations for the Company's finished products. An improved onstream rate helped the Company's U.S. refineries achieve a record level of crude oil throughputs in 1997. Sales of finished products in the United States were also higher during 1997. The cost of corporate activities decreased $2.7 million in 1997 compared to 1996, primarily due to lower costs of awards under the Company's incentive plans.

In the following table, the Company's results of operations for the three years ended December 31, 1998, are presented by segment. Special items, which can obscure underlying trends of operating results and affect comparability between years, are set out separately. More detailed reviews of operating results for the Company's exploration and production and refining, marketing and transportation activities follow the table.


(MILLIONS OF DOLLARS)                                              1998     1997     1996
                                                                   ----     ----     ----
Exploration and production
   United States                                                $  20.1     56.5     50.4
   Canada                                                           2.6     18.8     27.6
   United Kingdom                                                    .7     13.1     14.7
   Ecuador                                                          2.4     12.9     13.8
   Other                                                          (20.0)   (16.3)    (4.7)
                                                                --------   ------   -----
                                                                    5.8     85.0    101.8
                                                                --------    ------  -----
Refining, marketing and transportation
   United States                                                   27.7     41.3      1.8
   United Kingdom                                                  16.8      9.2      6.2
   Canada                                                           4.7      6.2      6.1
                                                                --------   ------   ------
                                                                   49.2     56.7     14.1
                                                                --------   ------   ------
Corporate                                                         (11.5)    (9.4)   (12.1)
    Income from continuing operations before                    --------   ------   ------
       special items                                               43.5    132.3    103.8
Impairment of long-lived assets                                   (57.6)   (16.2)      --
Charge resulting from cancellation of a drilling rig contract      (4.2)      --       --
Write-down of crude oil inventories to market value                (4.2)      --       --
Modification of U.K. long-term sales contract                       2.8       --       --
Gain on sale of assets                                              2.9     11.5     17.7
Net recovery (loss) pertaining to 1996 modifications of
   foreign crude oil contracts                                      2.4      1.6      (.6)
Refund and settlement of income tax matters                          --      3.2      5.1
                                                                -------    -----    -----
    Income (loss) from continuing operations                      (14.4)   132.4    126.0
Income from discontinued operations                                  --       --     11.9
                                                                -------    -----    -----
    Net income (loss)                                           $ (14.4)   132.4    137.9
                                                                =======    =====    =====

EXPLORATION AND PRODUCTION - Earnings from exploration and production operations before special items were $5.8 million in 1998, $85 million in 1997 and $101.8 million in 1996. The decline in 1998 was primarily due to lower worldwide crude oil sales prices, which averaged $10.81 a barrel in 1998 compared to $16.43 in 1997. Lower U.S. natural gas sales prices and volumes also contributed to the decline. Partial offsets were provided by higher crude oil production and lower exploration costs. Crude oil production from new fields in the United Kingdom brought on stream during the third quarter of 1998 and from the Hibernia field, offshore Newfoundland, which came on stream in late 1997, were partially offset by selective shut-in of heavy oil production in western Canada in response to lower heavy oil prices and by lower production from mature oil fields in the United States and the United Kingdom. In 1997, a $24.6 million increase in exploration costs, primarily in the U.S. Gulf of Mexico and Bohai Bay, China, accounted for the decline in earnings. While crude oil production increased 8% and natural gas sales increased 22% in 1997, these favorable production volumes were mostly offset by a 13% decline in the average worldwide crude oil sales price.

The results of operations for oil and gas producing activities for each of the last three years are shown by major operating area on pages F-25 and F-26 of this Form 10-K report. Daily production rates and weighted average sales prices are shown on page 21 of the 1998 Annual Report.

A summary of oil and gas revenues, including intersegment sales that are eliminated in the consolidated financial statements, is presented in the following table.

(MILLIONS OF DOLLARS)                        1998     1997     1996
                                             ----     ----     ----
United States
   Crude oil                               $ 35.6     74.9     86.1
   Natural gas                              132.1    196.7    147.1
Canada
   Crude oil                                 55.4     71.6     81.6
   Natural gas                               24.0     22.1     17.3
   Synthetic oil                             53.0     67.9     63.3
United Kingdom
   Crude oil                                 70.3     95.3    102.1
   Natural gas                               10.0     12.2     14.4
Ecuador - crude oil                          19.1     34.7     35.0
Spain - natural gas                             -        -      7.8
                                           ------    -----    -----
       Total oil and gas revenues          $399.5    575.4    554.7
                                           ======    =====    =====

The Company's crude oil and gas liquids production averaged 59,128 barrels a day in 1998, 57,494 in 1997 and 53,210 in 1996. Crude oil and liquids production in the United States declined 28% in 1998, with the reduction primarily due to declining production at mature oil fields in the Gulf of Mexico. In 1997, U.S. production was down 8% from 1996, primarily due to the sale of onshore producing properties effective July 1, 1996. For the second straight year, production in Canada rose 12%, and in 1998 established a record of 28,199 barrels a day. As a result of the selective shut-in, production of heavy oil in Canada decreased 16% in 1998 compared to a 19% increase in 1997. The Company's net interest in production of synthetic oil in Canada increased 12% in 1998, after a 14% increase in 1997. The increase in net synthetic oil production in 1998 was due to a 1% increase in gross production and a decrease in the net profits royalty rate as a result of lower oil prices. The increase in net production in 1997 was due to a 3% increase in gross production and a decrease in the net profits royalty rate. Before royalties, the Company's synthetic oil production was 10,501 barrels a day in 1998, 10,371 in 1997 and 10,036 in 1996. The Company's
Hibernia field, on stream for all of 1998, produced 4,192 barrels a day in 1998 compared to 224 in 1997 after production commenced in the fourth quarter. The Company's U.K. oil production increased 11% in 1998 after a 5% increase in 1997. Oil production from the Mungo/Monan and Schiehallion fields commenced in the third quarter of 1998 and averaged 2,025 and 1,219 barrels a day, respectively. Production from the "T" Block field in the United Kingdom declined by 18% during 1998. A full year of production from the Thelma field contributed to an 11% increase in "T" Block production in 1997. Production from Ninian, the Company's other major North Sea oil field, declined 8% in 1998 after having declined 3% in 1997. Production in Ecuador was essentially unchanged in 1998 after a 30% increase in 1997. The 1997 increase resulted from new fields being placed on stream throughout 1996.

Worldwide sales of natural gas averaged 230.9 million cubic feet a day in 1998,
268.7 million in 1997 and 220.6 million in 1996. A 20% decline in U.S. natural gas sales in 1998 was mainly due to reduced deliverability in certain of the Company's maturing Gulf of Mexico fields. Sales of natural gas in the United States increased 36% in 1997 as a number of new fields came on stream in the Gulf of Mexico. Natural gas sales in Canada in 1998 were at record levels for the third straight year, as sales increased 9% in 1998 following a 4% increase in 1997. Natural gas sales in the United Kingdom were down 2% in 1998, compared to a 17% decrease in 1997. Production of natural gas in Spain ceased at the end of 1996.

As previously indicated, worldwide crude oil sales prices weakened considerably throughout 1998. The declining 1998 sales prices followed a previous softening of prices in 1997 as compared to 1996 prices. In the United States, Murphy's 1998 average monthly sales prices for crude oil and condensate ranged from $9.65 to $15.66 a barrel, and averaged $12.76 for the year, 34% below the average 1997 price. In Canada, the average sales price for light oil was $12.03 a barrel in 1998, a decline of 32%. Heavy oil prices in Canada averaged $6.56 a barrel, down 39% from 1997. The average sales price for synthetic oil in 1998 was $13.73 a barrel, off 31% from a year earlier. The sales price for crude oil from the Hibernia field averaged $10.49 a barrel, down 31%. Sales prices in the United Kingdom were down 34% in 1998 and averaged $12.52 a barrel. Sales prices in Ecuador averaged $6.76 a barrel in 1998, down 44% compared to a year ago. U.S. oil prices decreased 4% in 1997 compared to 1996 and averaged $19.43 a barrel for the year. In Canada, crude oil prices in 1997 declined 11% for light oil, 25% for heavy oil and 6% for synthetic oil. Sales prices in the United Kingdom were down 10% in 1997 and prices in Ecuador were down 24%. Worldwide crude oil prices began to decline in the fourth quarter of 1997, and the downward trend continued throughout 1998. Oil prices remain under extreme pressure in early 1999.

Average monthly natural gas sales prices in the United States ranged from $1.73 to $2.51 an MCF during 1998. For the year, U.S. sales prices averaged $2.18 an MCF compared to $2.57 a year ago. The average price for natural gas sold in Canada during 1998 was $1.34 an MCF, essentially unchanged from the prior year, while prices in the United Kingdom declined 16% to $2.23. The decline in average U.K. sales prices primarily resulted from a modification of a long-term sales contract effective October 1, 1998. Average U.S. natural gas sales prices in 1997 were essentially unchanged compared to 1996; prices were up in Canada and the United Kingdom by 23% and 3%, respectively, during the same period. U.S. natural gas sales prices have declined sharply in early 1999.

Based on 1998 volumes and deducting taxes at marginal rates, each $1 a barrel and $.10 an MCF fluctuation in prices would have affected annual exploration and production earnings by $14.4 million and $5.3 million, respectively. The effect of these price fluctuations on consolidated net income cannot be measured because operating results of the Company's refining, marketing and transportation segments could be affected differently.

Production costs were $155.1 million in 1998, $164.8 million in 1997 and $160.5 million in 1996. These amounts are shown by major operating area on pages F-25 and F-26 of this Form 10-K report. Costs per equivalent barrel of production during the last three years were as follows.

(DOLLARS PER EQUIVALENT BARREL)               1998      1997    1996
                                              ----      ----    ----
United States                                $ 3.32     2.59    3.31
Canada
  Excluding synthetic oil                      3.64     4.63    3.95
  Synthetic oil                                8.99    11.32   12.72
United Kingdom                                 5.60     5.58    6.00
Ecuador                                        2.48     3.87    4.96
Worldwide - excluding synthetic oil            3.79     3.72    4.09

The increase in U.S. production cost per equivalent barrel in 1998 was attributable to lower production volumes combined with higher workover costs. The decline in Canada in 1998, excluding synthetic oil, was caused by higher oil production at Hibernia, voluntary shut-in of certain high-cost heavy oil production and a lower Canadian dollar exchange rate vs. the U.S. dollar. The decrease in the Canadian synthetic oil unit rate was due to lower maintenance costs, a decrease in royalty barrels due to a lower sales price and a lower Canadian dollar exchange rate. The lower cost in Ecuador in 1998 was caused by lower energy and other field operating costs during the year. The decrease in the U.S. cost per equivalent barrel in 1997 was attributable to the sale of high-cost onshore producing properties in 1996. The 1997 increase in Canada, excluding synthetic oil, was due to an increase in heavy oil production compared to light oil and to higher costs associated with an expansion of heavy oil thermal recovery projects. The decrease in the cost for synthetic oil in 1997 was due to higher gross production volumes and a decrease in royalty barrels caused by lower sales prices. Based on synthetic oil production before royalties, costs per barrel declined 2% in 1997. A lower unit cost in the United Kingdom in 1997 was due to a favorable impact from higher production at "T" Block.

Exploration expenses for each of the last three years are shown in total in the following table, and amounts are reported by major operating area on pages F-25 and F-26 of this Form 10-K report. Certain of the expenses are included in the capital expenditure totals for exploration and production activities.

(MILLIONS OF DOLLARS)                         1998     1997     1996
                                              ----     ----     ----
Included in capital expenditures
  Dry hole costs                             $ 31.5    48.3     28.5
  Geological and geophysical costs             17.0    26.4     24.1
  Other costs                                   6.6     9.6      7.9
                                             ------    ----     ----
                                               55.1    84.3     60.5
Undeveloped lease amortization                 10.5    10.5      9.7
                                             ------    ----     ----
     Total exploration expenses              $ 65.6    94.8     70.2
                                             ======    ====     ====

Depreciation, depletion and amortization for exploration and production operations totaled $163.1 million in 1998, $172.4 million in 1997 and $147.6 million in 1996. The decrease in 1998 was primarily attributable to lower worldwide hydrocarbon production, while the increase in 1997 was mainly due to higher worldwide production.

REFINING, MARKETING AND TRANSPORTATION - Earnings from refining, marketing and transportation operations before special items were $49.2 million in 1998, $56.7 million in 1997 and $14.1 million in 1996. Operations in the United States earned $27.7 million in 1998 compared to $41.3 million in 1997, as average product sales realizations declined more than costs of crude oil and other refinery feedstocks. U.S. operations earned $1.8 million in 1996. Crude oil swap agreements increased earnings by $5 million in 1997 and $9.2 million in 1996. U.K. operations earned $16.8 million before special items in 1998, $9.2 million in 1997 and $6.2 million in 1996. The improvement in the United Kingdom in 1998 was caused by a larger decline for refining feedstock costs than for sales prices of finished products, coupled with higher finished product sales volumes. Canadian operations contributed $4.7 million to 1998 earnings compared to $6.2 million in 1997 and $6.1 million in 1996.

Unit margins (sales realizations less costs of crude oil, other feedstocks, refining and transportation to point of sale) averaged $1.47 a barrel in the United States in 1998, $1.79 in 1997 and $.27 in 1996. U.S. product sales were up 3% in 1998 following a 5% increase in 1997. U.S. margins came under pressure during the second half of 1998, at which time unit margins retreated substantially. U.S. margins improved considerably in 1997 after being under pressure throughout 1996. Unit margins were very weak in early 1999 and the Company was experiencing losses in its U.S. downstream operations.

Unit margins in the United Kingdom averaged $2.81 a barrel in 1998, $2.90 in 1997 and $2.08 in 1996. Sales of petroleum products were up 25% in 1998 following a 14% decline in 1997. Sales in both terminal and cargo markets increased in 1998. Cargo sales in 1997 were adversely affected by a turnaround at the Milford Haven refinery early in the year. Although margins remained relatively strong in 1998, the Company's branded outlets still face stiff competition from supermarket sales of motor fuels. Sharp declines in unit margins in the United Kingdom in early 1999 have led to losses in these operations.

Based on sales volumes for 1998 and deducting taxes at marginal rates, each $.42 a barrel ($.01 a gallon) fluctuation in unit margins would have affected annual refining and marketing profits by $17 million. The effect of these unit margin fluctuations on consolidated net income cannot be measured because operating results of the Company's exploration and production segments could be affected differently.

Income before special items from purchasing, transporting and reselling crude oil in Canada in 1998 was down $1.5 million as lower prices for heavy oil led to production shut-ins, which brought about lower pipeline throughputs and fewer barrels available for crude trading activities. Income in 1997 was virtually unchanged from 1996 as higher pipeline throughputs and better margins on crude oil trucking operations were offset by lower crude trading margins.

SPECIAL ITEMS - Net income for the last three years included the special items reviewed below; the quarter in which each item occurred is indicated. The effects of special items on quarterly results for 1998 and 1997 are presented on page F-28 of this Form 10-K report.

 .   Impairment of long-lived assets - An after-tax provision of $57.6 million was recorded in the fourth quarter of 1998 and after-tax provisions of $3.3 million and $12.9 million were recorded in the third and fourth quarters, respectively, of 1997 for the write-down of assets determined to be impaired (see Note C to the consolidated financial statements).

 .   Charge resulting from cancellation of a drilling rig contract - An after-tax charge of $4.2 million was recorded in the fourth quarter of 1998 resulting from cancellation of a drilling rig contract for the Terra Nova oil field, offshore eastern Canada. The contract was cancelled because management believes that current market conditions will allow a more efficient and modern rig to be obtained, reducing drilling costs for the Terra Nova project compared to what they might otherwise have been.

 .   Write-down of crude oil inventories to market value - An after-tax charge of
    $4.2 million was recorded in the fourth quarter of 1998 to establish a valuation allowance to reduce the carried amount of crude oil inventories in the United Kingdom and Canada to market values.

 .   Modification of U.K. long-term sales contract - An after-tax gain of $2.8 million was recorded in the second quarter of 1998 related to a modification of a U.K. long-term sales contract.

 .   Gain on sale of assets - After-tax gains on sale of assets included $2.9 million recorded in the fourth quarter of 1998 from sale of a U.K. service station, $11.5 million recorded in the fourth quarter of 1997 from sale of a Canadian heavy oil property, and $17.7 million recorded in the third quarter of 1996 from sale of 48 onshore producing oil and gas properties in the United States.

 .   Net recovery (loss) pertaining to 1996 modifications of foreign crude oil contracts - Gains of $1.4 million, $1 million and $1.6 million were recorded in the second quarter of 1998, the fourth quarter of 1998 and the fourth quarter of 1997, respectively, for partial recoveries of a 1996 loss resulting from modification to a crude oil production contract in Ecuador. A net loss of $.6 million was recorded in the fourth quarter of 1996 resulting from modifications to contracts related to crude oil production in Ecuador and Gabon (see Note N to the consolidated financial statements).

 .   Refund and settlement of income tax matters - A gain of $3.2 million for refund of U.K. income taxes was recorded in the third quarter of 1997. A gain of $5.1 million for settlement of income tax matters in Canada was recorded in the fourth quarter of 1996.

The income (loss) effects of special items for the three years ended December 31, 1998, are summarized by segment in the following table.

(MILLIONS OF DOLLARS)                           1998     1997    1996
                                                ----     ----    ----
Exploration and production
  United States                               $ (19.4)   (4.9)   17.7
  Canada                                        (10.1)     .2     5.1
  United Kingdom                                (14.0)    3.2      --
  Ecuador                                         2.4     1.6    (8.8)
  Other                                         (15.1)     --     8.2
                                                 ----    ----    ----
                                                (56.2)     .1    22.2
                                                 ----    ----    ----
Refining, marketing and transportation
  United Kingdom                                   .5      --      --
  Canada                                         (2.2)     --      --
                                                 ----    ----    ----
                                                 (1.7)     --      --
                                                 ----    ----    ----
     Total income (loss) from special items   $ (57.9)     .1    22.2
                                                 ====    ====    ====

CAPITAL EXPENDITURES

As shown in the selected financial data on page 7 of this Form 10-K report, capital expenditures were $388.8 million in 1998 compared to $468 million in 1997 and $418.1 million in 1996. These amounts included $55.1 million, $84.3 million and $60.5 million of exploration expenditures that were expensed. Capital expenditures for exploration and production activities totaled $331.6 million in 1998, 85% of the Company's total capital expenditures for the year. Exploration and production capital expenditures in 1998 included $17 million for acquisition of undeveloped leases, $4.9 million for acquisition of proved oil and gas properties, $120.4 million for exploration activities and $189.3 million for development projects. Development expenditures included $11.2 million and $41.7 million for the Hibernia and Terra Nova oil fields, respectively, offshore Newfoundland; $27.1 million and $25.2 million for the Schiehallion and Mungo/Monan fields, respectively, offshore United Kingdom; and $10.2 million for oil fields in Ecuador. Exploration and production capital expenditures are shown by major operating area on page F-24 of this Form 10-K report. Amounts shown under "Other" included $9.5 million in 1998 from drilling two unsuccessful offshore wildcat wells in the Falkland Islands and $18.3 million in 1997 for exploration drilling and related costs in Bohai Bay, China.

Refining, marketing and transportation expenditures, detailed in the following table, were $55 million in 1998, or 14% of total capital expenditures, compared to $37.5 million in 1997 and $42.9 million in 1996.

(MILLIONS OF DOLLARS)                     1998     1997    1996
                                          ----     ----    ----
Refining
  United States                         $  27.0    12.5    13.2
  United Kingdom                             .7     1.5    12.2
                                        -------    ----    ----
    Total refining                         27.7    14.0    25.4
                                        -------    ----    ----
Marketing
  United States                            16.7    14.1     7.5
  United Kingdom                            6.1     2.2     1.3
                                        -------    ----    ----
    Total marketing                        22.8    16.3     8.8
                                        -------    ----    ----
Transportation
  United States                             1.9     2.6      .3
  Canada                                    2.6     4.6     8.4
                                        -------    ----    ----
    Total transportation                    4.5     7.2     8.7
                                        -------    ----    ----
    Total                               $  55.0    37.5    42.9
                                        =======    ====    ====

U.S. refining expenditures were primarily for capital projects to keep the refineries operating efficiently and within industry standards and to study alternatives for meeting anticipated future environmentally driven changes to motor fuel specifications. Marketing expenditures included the costs of new stations, primarily on land leased in the United States from Wal-Mart Stores, and improvements and normal replacements at existing stations and terminals.

CASH FLOWS

Cash provided by continuing operations was $321.1 million in 1998, $401.8 million in 1997 and $472.5 million in 1996. Special items reduced cash flow from operations by $6.3 million in 1998 and $12.8 million in 1996, but increased cash by $3.8 million in 1997. Changes in operating working capital other than cash and cash equivalents required cash of $3.8 million and $72.4 million in 1998 and 1997, respectively, but provided cash of $77.1 million in 1996. Cash provided by continuing operations was further reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $24.6 million in 1998, $14.4 million in 1997 and $10.8 million in 1996.

Cash proceeds from property sales were $9.5 million in 1998, $43.8 million in 1997 and $55.5 million in 1996. Borrowings under long-term notes payable provided $161.3 million of cash in 1998 and $9.7 million in 1997. Additional borrowings under nonrecourse debt arrangements provided $6.4 million of cash in 1997 and $23.1 million in 1996.

Capital expenditures required $388.8 million of cash in 1998, $468 million in 1997 and $418.1 million in 1996. Other significant cash outlays during the three years included $34.5 million in 1998, $17.3 million in 1997 and $11.4 million in 1996 for debt repayment. Cash used for dividends to stockholders was $62.9 million in 1998, $60.6 million in 1997 and $58.3 million in 1996.

FINANCIAL CONDITION

Year-end working capital totaled $56.6 million in 1998, $48.3 million in 1997 and $56.1 million in 1996. The current level of working capital does not fully reflect the Company's liquidity position, as the carrying values assigned to inventories under LIFO accounting were $14.7 million below current costs at December 31, 1998. Cash and equivalents at the end of 1998 totaled $28.3 million compared to $24.3 million a year ago and $109.7 million at the end of 1996.

Long-term debt increased $127.6 million during 1998 to $333.5 million at the end of the year, 25.4% of total capital employed, and included $143.8 million of nonrecourse debt incurred in connection with the acquisition and development of Hibernia. Long-term debt totaled $205.9 million at the end of 1997 compared to $201.8 million at December 31, 1996. Stockholders' equity was $1 billion at the end of 1998 compared to $1.1 billion a year ago and $1 billion at the end of 1996. A summary of transactions in the stockholders' equity accounts is presented on page F-5 of this Form 10-K report.

The primary sources of the Company's liquidity are internally generated funds, access to outside financing and working capital. The Company relies on internally generated funds to finance the major portion of its capital and other expenditures, but maintains lines of credit with banks and borrows as necessary to meet spending requirements. Current financing arrangements are set forth in Note D to the consolidated financial statements. The Company does not expect any problem in meeting future requirements for funds.

The Company had commitments of $209 million for capital projects in progress at December 31, 1998, including $90 million related to one third of a multiyear contract for a semisubmersible drilling rig capable of drilling in 6,000 feet of water. Delivery of the rig is scheduled for 1999.

ENVIRONMENTAL

The Company's operations are subject to numerous laws and regulations intended to protect the environment and/or impose remedial obligations. The Company is also involved in personal injury and property damage claims, allegedly caused by exposure to or by the release or disposal of materials manufactured or used in the Company's operations. The Company operates or has previously operated certain sites and facilities, including refineries, oil and gas fields, service stations, and terminals, for which known or potential obligations for environmental remediation exist.

Under the Company's accounting policies, a liability for an environmental obligation is recorded when such an obligation is probable and the cost can be reasonably estimated. If there is a range of reasonably estimated costs, the most likely amount will be recorded, or if no amount is most likely, the minimum of the range is used. Recorded liabilities are reviewed quarterly. Actual cash expenditures often occur years after a liability is recognized.

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

The Company has received notices from the U.S. Environmental Protection Agency that it is currently considered a Potentially Responsible Party (PRP) at three Superfund sites and has also been assigned responsibility by defendants at another Superfund site. The potential total cost to all parties to perform necessary remedial work at these sites may be substantial. Based on currently available information, the Company has reason to believe that it is a de minimus party as to ultimate responsibility at the four sites. The Company does not expect that its related remedial costs will be material to its financial condition or its results of operations, and it has not provided a reserve for remedial costs on Superfund sites. Additional information may become known in the future that would alter this assessment, including any requirement to bear a pro rata share of costs attributable to nonparticipating PRPs or indications of additional responsibility by the Company.

Following a compliance inspection in 1998, Murphy's Superior, Wisconsin refinery received from the U.S. Environmental Protection Agency notices of violations of the Clean Air Act. Although the penalty amounts were not listed, the statutes involved provide for rates up to $27,500 per day of violation. The Company believes it has valid defenses to the allegations and plans a vigorous defense. The Company does not believe that this or other known environmental matters will have a material adverse effect on its financial condition. There is the possibility that additional expenditures could be required at currently unidentified sites, and new or revised regulatory requirements could necessitate additional expenditures at known sites. Such expenditures could materially affect the results of operations in a future period.

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at December 31, 1998.

The Company's refineries also incur costs to handle and dispose of hazardous wastes and other chemical substances on a recurring basis. These costs are generally expensed as incurred and amounted to $3.8 million in 1998. In addition to remediation and other recurring expenditures, Murphy commits a portion of its capital expenditure program for compliance with environmental laws and regulations. Such capital expenditures were approximately $26 million in 1998 and are expected to be $44 million in 1999.

YEAR 2000 ISSUES

GENERAL - The Year 2000 issue affects all companies and relates to the possibility that computer programs and embedded computer chips may be unable to accurately process data with year dates of 2000 and beyond. Murphy is devoting significant internal and external resources to address Year 2000 compliance, and the Company's Year 2000 project (Project) is proceeding well. In 1993, Murphy began a worldwide business systems replacement project using systems primarily from J.D. Edwards & Company (Edwards) in the United States and the United Kingdom, PricewaterhouseCoopers LLP (PW*Sequel) in Canada, and for exploration and production operations, Applied Terravision Systems Inc. (Artesia) in the United States, and EFA Software Services Ltd. (PRISM) in Canada. Certain U.S. business software systems developed by the Company will not be replaced with compliant vendor systems by the Year 2000 and have been remedied to be Year 2000 compliant. Remaining hardware, software and facilities are expected to be made Year 2000 compliant through the Project. None of the Company's other information technology projects are expected to be significantly delayed due to the implementation of the Project.

PROJECT - The Company has established an Enterprise Project Office (EPO) and has engaged KPMG LLP to assist with Project management. The Project is primarily being managed by major operating location. At each location, the Project is divided into three major components: Computer Hardware, Applications Software, and Process Control and Instrumentation (Embedded Technology). The Computer Hardware component consists of computing equipment and systems software other than Applications Software. Applications Software includes both internally developed and vendor software systems. Embedded Technology includes the hardware, software and associated embedded computer chips (other than computing equipment) that are used in facilities operated by the Company. The general phases common to all components are: (1) inventorying Year 2000 items; (2) assigning priorities to identified items; (3) assessing the Year 2000 compliance of identified items; (4) repairing or replacing material items that are determined not to be Year 2000 compliant; (5) evaluating and testing required material items; and (6) designing and implementing contingency and business continuation plans as necessary. Material items are those that the Company believes to have safety, environmental or property damage risks, or that may adversely affect the Company's ability to process and record revenues if not properly addressed. The inventorying and priority assessment phases of the Project were completed during 1998. The remaining four phases of the Project are in progress and are being performed primarily by employees of the Company, with assistance from vendors and independent contractors.

A fourth major component of the Project, which involves the review of third party suppliers, customers and business partners (Third Parties), is being managed for all locations by the EPO. This includes the process of identifying and prioritizing critical Third Parties and communicating with them about their plans and progress in addressing the Year 2000 problem. Detailed evaluations of the most critical Third Parties began in the second quarter of 1998 and are scheduled for completion by June 30, 1999, with follow-up reviews scheduled for the remainder of 1999. The Company estimates that this component was on schedule at December 31, 1998. Based on the results of evaluations and other available information, contingency plans will be developed as necessary during 1999 to address any anticipated Year 2000 problems related to critical Third Parties.

A Year 2000 compliant version of Edwards has been fully implemented in the United States and is approximately 60% complete in the United Kingdom. Implementation of Edwards is ongoing in the United Kingdom and final phases are expected to be completed in October 1999. A contingency plan will be prepared in early 1999 to address the possibility that the last phases of the U.K. implementation will not be achieved by the end of 1999. A Year 2000 compliant version of Artesia was implemented in the United States at the end of 1998 and testing was completed in January 1999. In Canada, the Company expects to upgrade and test a Year 2000 compliant version of PRISM during the first quarter of 1999, with a compliant version of PW*Sequel scheduled to be fully implemented in April 1999. Testing of U.S. offshore production platform systems is scheduled to be completed by the end of the first quarter of 1999. Exploration system upgrades were released by the vendor in early 1999 and will be installed and tested by the third quarter of 1999. Remedy of certain internally developed downstream accounting, customer invoicing and human resources systems in the United States had been completed at December 31, 1998. Upgrading and testing of virtually all significant U.S. refining and marketing systems is scheduled to be completed by April 30, 1999. The operator at the Company's jointly owned U.K. refinery is directing that location's Year 2000 action plan; Company employees are monitoring the operator's progress and believe the work is on schedule. Systems at U.K. marketing terminals are being upgraded to a Year 2000 compliant version; this work is scheduled to be completed by March 31, 1999. Supply and transportation systems in Canada are expected to be essentially compliant by March 31, 1999.

PROJECT SUMMARY - At January 31, 1999, the overall Project is estimated to be 70% complete. Thus far, no material noncompliant Year 2000 issues have been discovered that were not identified in the completed Year 2000 inventory. The material components of the Project, except for the final stages of the Edwards implementation in the United Kingdom, are expected to be nearly complete by June 30, 1999.

The Company does not expect to develop formal contingency plans for Project issues that are resolved in accordance with the current schedule. Any unresolved issues that fall significantly behind schedule or that lead to a material risk of system failure will be addressed by contingency plans during 1999.

COSTS - The Company's total cost to become Year 2000 compliant is not expected to be material to its financial position. The most likely estimate of the total cost of the Project is approximately $5 million, of which $2 million is for the EPO (including assessment of Third Parties), $1 million is for miscellaneous hardware replacement, $1 million is for noncompliant system renovations and upgrades and $.6 million is for Embedded Technology issues. It is reasonably possible that total costs could exceed the most likely estimate by up to $1 million. Funds for the Project are primarily obtained from internally generated cash flows. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by partnerships and joint ventures that the Company does not operate, except for an estimated $.5 million to make Murphy's jointly owned U.K. refinery Year 2000 compliant. The cost of implementing Edwards in the United Kingdom, estimated to be $.9 million, is also not included in the Project cost estimate.

The total amount expended on the Project through December 31, 1998, and recorded in selling and general expense in 1998 was $1.6 million, most of which related to the EPO. The remaining cost to complete the Year 2000 Project is estimated to be approximately $3.4 million.

RISKS - Not correcting material Year 2000 problems could result in interruptions in, or failures of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity or financial condition by impeding the Company's ability to produce and deliver crude oil, natural gas and finished petroleum products, and to invoice and collect related revenues from customers. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from uncertainty about the Year 2000 readiness of critical Third Parties, the Company is unable to determine at this time whether or not the consequences of possible Year 2000 failures will materially affect its results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue, and in particular, about the Year 2000 compliance and readiness of the Company's critical Third Parties. The Company believes that it is taking reasonable steps to address potentially material Year 2000 failures, and with completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be greatly reduced.

Readers are cautioned that forward-looking statements contained in this Year 2000 section should be read in conjunction with Murphy's disclosures under the heading "Forward-Looking Statements" on page 18 of this Form 10-K report.

OTHER MATTERS

IMPACT OF INFLATION - General inflation was moderate during the last three years in most countries where the Company operates; however, the Company's revenues and capital and operating costs are influenced to a larger extent by specific price changes in the oil and gas and allied industries than by changes in general inflation. Crude oil and petroleum product prices generally reflect the balance between supply and demand, with crude oil prices being particularly sensitive to OPEC production levels and/or attitudes of traders concerning supply and demand in the near future. Natural gas prices are affected by supply and demand, which to a significant extent is impacted by the weather, and by the fact that delivery of supplies is generally restricted to specific geographic areas. Relatively high crude oil and natural gas prices led to upward pressure on amounts paid by the Company for goods and services during 1996 and 1997. Conversely, lower commodity prices in 1998 have caused a softening of prices for goods and services in recent months.

ACCOUNTING MATTERS - The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1997. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2000, Murphy must recognize the fair value of all derivative instruments as either assets or liabilities in its Consolidated Balance Sheet. A derivative instrument meeting certain conditions may be designated as a hedge of a specific exposure; accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. As described under the heading "Quantitative and Qualitative Disclosures About Market Risk" on page 19 of this Form 10-K report, the Company makes limited use of derivative instruments to hedge specific market risks. The Company has not yet determined the effects that SFAS No. 133 will have on its future consolidated financial statements or the amount of the cumulative adjustment that will be made upon adopting this new standard.

OUTLOOK

Planning for 1999 is difficult because prices for the Company's products remain uncertain. Worldwide crude oil sales prices remain under extreme pressure in early 1999, primarily caused by soft worldwide crude oil demand due to the weak Asian economy. In addition, relatively mild winter weather has led to significantly lower U.S. natural gas sales prices in early 1999. The low oil and natural gas sales prices, coupled with weak refining and marketing margins, continue to exert downward pressure on the Company's operating results in early 1999. The Company was experiencing losses in exploration and production and refining, marketing and transportation operations in early 1999. In such an environment, constant reassessment of spending plans is required. The Company's capital expenditure budget for 1999 was prepared during the fall of 1998, but spending plans have subsequently been revised downward to reflect the effects of the sharp decline in commodity prices seen in late 1998 and early 1999. The Company's present plans call for capital expenditures of $400 million in 1999, of which $290 million or 72% is allocated for exploration and production activities. Geographically, about 33% of the planned exploration and production spending is designated for the United States; 45% for Canada, including $75 million for further development of the Terra Nova oil field and $19 million at Syncrude, primarily for expansion of the Aurora mine; 16% for the United Kingdom, including $27 million for further development costs related to the Schiehallion and Mungo/Monan oil fields; 4% for continuing development of oil fields in Ecuador; and the remaining 2% for other overseas operations. Planned refining, marketing and transportation capital expenditures for 1999 are $110 million, including $95 million in the United States, $14 million in the United Kingdom and $1 million in Canada. U.S. amounts include funds for additional stations at Wal-Mart sites. Capital and other expenditures are under constant review and planned capital expenditures may be adjusted further to reflect changes in estimated cash flow as 1999 progresses.

FORWARD-LOOKING STATEMENTS

This Form 10-K report, including documents incorporated by reference herein, contains statements of the Company's expectations, intentions, plans and beliefs that are forward-looking and are dependent on certain events, risks and uncertainties that may be outside of the Company's control. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results and developments could differ materially from those expressed or implied by such statements due to a number of factors including those described in the context of such forward-looking statements as well as those contained in the Company's January 15, 1997, Form 8-K on file with the U.S. Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with interest rates, foreign currency exchange rates, and prices of crude oil, natural gas and petroleum products. Murphy makes limited use of derivative financial and commodity instruments to manage risks associated with existing or anticipated transactions. All derivatives used for risk management are covered by operating policies and are closely monitored by the Company's senior management. The Company does not hold derivatives for trading purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded either with creditworthy major financial institutions or over national exchanges.

At December 31, 1998, the Company was a party to interest rate swaps with notional amounts totaling $100 million that were designed to convert a similar amount of variable-rate debt to fixed rates. The swaps mature in 2002 and 2004. The swaps require the Company to pay an average interest rate of 6.46% over their composite lives, and at December 31, 1998, the interest rate to be received by the Company averaged 5.23%. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge against potentially higher future interest rates. As described in Note I to the consolidated financial statements, the estimated fair value of these interest rate swaps was a negative $5.5 million at December 31, 1998.

At December 31, 1998, 84% of the Company's long-term debt had variable interest rates and 45% was denominated in Canadian dollars. Certain debt with fixed interest rates at the end of 1998 is expected to be refinanced through variable-rate borrowings during 1999. Based on debt outstanding at December 31, 1998, a 10% increase in variable interest rates would increase the Company's interest expense in 1999 by $1.1 million, net of a $.5 million favorable effect resulting from lower net settlement payments under the aforementioned interest rate swaps. A 10% increase in the exchange rate of the Canadian dollar vs. the U.S. dollar would increase 1999 interest expense by $.3 million on debt denominated in Canadian dollars.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item appears on pages F-1 through F-28 of this Form 10-K report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding executive officers of the Company is included on page 6 of this Form 10-K report. Other information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 12, 1999, under the caption "Election of Directors."


ITEM  11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 12, 1999, under the captions "Compensation of Directors," "Executive Compensation," "Option Exercises and Fiscal Year-End Values," "Option Grants," "Compensation Committee Report for 1998," "Shareholder Return Performance Presentation" and "Retirement Plans."


ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 12, 1999, under the caption "Certain Stock Ownerships."


ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 12, 1999, under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1. FINANCIAL STATEMENTS

        The consolidated financial statements of Murphy Oil Corporation and consolidated subsidiaries are located or begin on the pages of this Form 10-K report as indicated below.

                                                                    Page No.
                                                                    --------
        Report of Management                                          F-1
        Independent Auditors' Report                                  F-1
        Consolidated Statements of Income                             F-2
        Consolidated Statements of Comprehensive Income               F-2
        Consolidated Balance Sheets                                   F-3
        Consolidated Statements of Cash Flows                         F-4
        Consolidated Statements of Stockholders' Equity               F-5
        Notes to Consolidated Financial Statements                    F-6
        Supplemental Oil and Gas Information (unaudited)              F-22
        Supplemental Quarterly Information (unaudited)                F-28

     2. FINANCIAL STATEMENT SCHEDULES

        Financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

     3. EXHIBITS

        The following is an index of exhibits that are hereby filed as indicated by asterisk (*), are to be filed by an amendment as indicated by pound sign (#), or are incorporated by reference. Exhibits other than those listed have been omitted since they either are not required or are not applicable.

   EXHIBIT
     NO.                                                                        INCORPORATED BY REFERENCE TO
   -------                                                                 -----------------------------------------
     3.1  Certificate of Incorporation of Murphy Oil Corporation as        Exhibit 3.1 of Murphy's Form 10-K for the
          of September 25, 1986                                            year ended December 31, 1996

     3.2  Bylaws of Murphy Oil Corporation at January 24, 1996             Exhibit 3.2 of Murphy's Form 10-K for the
                                                                           year ended December 31, 1997

     4    Instruments Defining the Rights of Security Holders.
          Murphy is party to several long-term debt instruments in addition to the one in Exhibit 4.1, none of which authorizes securities exceeding 10% of the total consolidated assets of Murphy and its subsidiaries. Pursuant to Regulation S-K, item 601(b), paragraph 4(iii)(A), Murphy agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

     4.1  Credit Agreement among Murphy Oil Corporation and                Exhibit 4.1 of Murphy's Form 10-K for the
          certain subsidiaries and the Chase Manhattan Bank                year ended December 31, 1997
          et al as of November 13, 1997

4.2       Rights Agreement dated as of December 6, 1989,                   Exhibit 4.1 of Murphy's Form 10-K for the year ended
          between Murphy Oil Corporation and Harris                        December 31, 1994
          Trust Company of New York, as Rights Agent

4.3       Amendment No. 1 dated as of April 6, 1998, to                    Exhibit 3 of Murphy's Form 8-A/A, Amendment No. 1, filed
          Rights Agreement dated as of December 6, 1989,                   April 14, 1998, under the Securities Exchange Act of 1934
          between Murphy Oil Corporation and Harris
          Trust Company of New York, as Rights Agent

10.1      1987 Management Incentive Plan as amended February               Exhibit 10.2 of Murphy's Form 10-K for the year ended
          7, 1990, retroactive to February 3, 1988                         December 31, 1994

10.2      1992 Stock Incentive Plan as amended May 14, 1997                Exhibit 10.2 of Murphy's Form 10-Q for the quarterly
                                                                           period ended June 30, 1997

10.3      Employee Stock Purchase Plan                                     Exhibit 99.01 of Murphy's Form S-8 Registration
                                                                           Statement filed May 19, 1997, under the Securities Act
                                                                           of 1933

* 13      1998 Annual Report to Security Holders including
          Narrative to Graphic and Image Material as an Appendix

* 21      Subsidiaries of the Registrant

* 23      Independent Auditors' Consent

* 27      Financial Data Schedule for 1998

* 99.1    Undertakings

# 99.2    Form 11-K, Annual Report for the fiscal year                     To be filed as an amendment to this Form 10-K not later
          ended December 31, 1998, covering the Thrift                     than 180 days after December 31, 1998
          Plan for Employees of Murphy Oil Corporation

# 99.3    Form 11-K, Annual Report for the fiscal year                     To be filed as an amendment to this Form 10-K not later
          ended December 31, 1998, covering the Thrift                     than 180 days after December 31, 1998
          Plan for Employees of Murphy Oil USA, Inc.
          Represented by United Steelworkers of America,
          AFL-CIO, Local No. 8363

# 99.4    Form 11-K, Annual Report for the fiscal year                     To be filed as an amendment to this Form 10-K not later
          ended December 31, 1998, covering the Thrift                     than 180 days after December 31, 1998
          Plan for Employees of Murphy Oil USA, Inc.
          Represented by International Union of Operating
          Engineers, AFL-CIO, Local No. 305

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY OIL CORPORATION



By        CLAIBORNE P. DEMING                    Date:     March 24, 1999
  ------------------------------------                 ----------------------
     Claiborne P. Deming, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 1999, by the following persons on behalf of the registrant and in the capacities indicated.

          R. MADISON MURPHY                                                     MICHAEL W. MURPHY
  ----------------------------------------------                        ----------------------------------------------
      R. Madison Murphy, Chairman and Director                             Michael W. Murphy, Director



          CLAIBORNE P. DEMING                                                   WILLIAM C. NOLAN JR.
  -----------------------------------------------                       ----------------------------------------------
     Claiborne P. Deming, President and Chief                              William C. Nolan Jr., Director
          Executive Officer and Director
          (Principal Executive Officer)



          B. R. R. BUTLER                                                       CAROLINE G. THEUS
  ----------------------------------------------                        ----------------------------------------------
     B. R. R. Butler, Director                                             Caroline G. Theus, Director



          GEORGE S. DEMBROSKI                                                   LORNE C. WEBSTER
  ----------------------------------------------                        ----------------------------------------------
     George S. Dembroski, Director                                         Lorne C. Webster, Director



          H. RODES HART                                                         STEVEN A. COSSE'
  ----------------------------------------------                        ----------------------------------------------
     H. Rodes Hart, Director                                               Steven A. Cosse', Senior Vice President
                                                                                and General Counsel
                                                                           (Principal Financial Officer)

          VESTER T. HUGHES JR.                                                  RONALD W. HERMAN
  ----------------------------------------------                        ----------------------------------------------
     Vester T. Hughes Jr., Director                                        Ronald W. Herman, Controller
                                                                           (Principal Accounting Officer)


           C. H. MURPHY JR.
  ----------------------------------------------
     C. H. Murphy Jr., Director

REPORT OF MANAGEMENT

The management of Murphy Oil Corporation is responsible for the preparation and integrity of the accompanying consolidated financial statements and other financial data. The statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include some amounts based on informed estimates and judgments, with consideration given to materiality.

Management is also responsible for maintaining a system of internal accounting controls designed to provide reasonable, but not absolute, assurance that financial information is objective and reliable by ensuring that all transactions are properly recorded in the Company's accounts and records, written policies and procedures are followed and assets are safeguarded. The system is also supported by careful selection and training of qualified personnel. When establishing and maintaining such a system, judgment is required to weigh relative costs against expected benefits. The Company's audit staff independently and systematically evaluates and formally reports on the adequacy and effectiveness of the internal control system.

Our independent auditors, KPMG LLP, have audited the consolidated financial statements. Their audit was conducted in accordance with generally accepted auditing standards and provides an independent opinion about the fair presentation of the consolidated financial statements. When performing their audit, KPMG LLP considers the Company's internal control structure to the extent they deem necessary to issue their opinion on the financial statements. The Board of Directors appoints the independent auditors; ratification of the appointment is solicited annually from the shareholders.

The Board of Directors appoints an Audit Committee annually to perform an oversight role for the financial statements. This Committee is composed solely of directors who are not employees of the Company. The Committee meets periodically with representatives of management, the Company's audit staff and the independent auditors to review the Company's internal controls, the quality of its financial reporting, and the scope and results of audits. The independent auditors and the Company's audit staff have unrestricted access to the Committee, without management's presence, to discuss audit findings and other financial matters.


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Murphy Oil Corporation:

We have audited the accompanying consolidated balance sheets of Murphy Oil Corporation and Consolidated Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Murphy Oil Corporation and Consolidated Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                               KPMG LLP
Shreveport, Louisiana
March 1, 1999

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31 (THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)            1998            1997*           1996*
                                                                                   ----            ----            ----
REVENUES
Crude oil and natural gas sales                                              $    312,253         450,785         346,310
Petroleum product sales                                                         1,312,727       1,604,379       1,570,289
Other operating revenues                                                           69,490          78,223          93,137
Interest and other nonoperating revenues                                            4,378           4,380          12,440
                                                                                ---------       ---------       ---------
     Total revenues                                                             1,698,848       2,137,767       2,022,176
                                                                                ---------       ---------       ---------

COSTS AND EXPENSES
Crude oil, products and related operating expenses                              1,279,619       1,527,301       1,483,914
Exploration expenses, including undeveloped lease amortization                     65,582          94,792          70,206
Selling and general expenses                                                       61,363          65,928          66,402
Depreciation, depletion and amortization                                          202,695         209,419         182,381
Impairment of long-lived assets                                                    80,127          28,056              --
Charge resulting from cancellation of a drilling rig contract                       7,255              --              --
Interest expense                                                                   18,090          12,717          13,120
Interest capitalized                                                               (7,606)        (12,096)        (10,202)
                                                                                ---------       ---------       ---------
     Total costs and expenses                                                   1,707,125       1,926,117       1,805,821
                                                                                ---------       ---------       ---------

Income (loss) from continuing operations before income taxes                       (8,277)        211,650         216,355
Federal and state income tax expense                                               18,469          49,062          43,860
Foreign income tax expense (benefit)                                              (12,352)         30,182          46,539
                                                                                ---------       ---------       ---------
     Income (loss) from continuing operations                                     (14,394)        132,406         125,956

Discontinued farm, timber and real estate operations                                   --              --          11,899
                                                                                ---------       ---------       ---------

     NET INCOME (LOSS)                                                       $    (14,394)        132,406         137,855
                                                                                =========       =========       =========

PER COMMON SHARE - BASIC
Continuing operations                                                        $       (.32)           2.95            2.80
Discontinued operations                                                                --              --             .27
                                                                                ---------       ---------       ---------
     Net income (loss)                                                       $       (.32)           2.95            3.07
                                                                                =========       =========       =========

PER COMMON SHARE - DILUTED
Continuing operations                                                        $       (.32)           2.94            2.80
Discontinued operations                                                                --              --             .27
                                                                                ---------       ---------       ---------
     Net income (loss)                                                       $       (.32)           2.94            3.07
                                                                                =========       =========       =========

Average Common shares outstanding - basic                                      44,955,679      44,881,225      44,858,115
Average Common shares outstanding - diluted                                    44,955,679      44,960,907      44,904,636

*Revenues have been reclassified to conform to 1998 presentation.



                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31 (THOUSANDS OF DOLLARS)                                     1998            1997            1996
                                                                                   ----            ----            ----
Net income (loss)                                                            $    (14,394)        132,406         137,855
Other comprehensive income - net gain (loss) from foreign
  currency translation                                                            (24,411)        (21,682)         18,005
                                                                                ---------       ---------       ---------
COMPREHENSIVE INCOME (LOSS)                                                  $    (38,805)        110,724         155,860
                                                                                =========       =========       =========

See notes to consolidated financial statements, page F-6.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


DECEMBER 31 (THOUSANDS OF DOLLARS)                                                      1998               1997
                                                                                        ----               ----
ASSETS
Current assets
  Cash and cash equivalents                                                       $    28,271              24,288
  Accounts receivable, less allowance for doubtful accounts
   of $11,048 in 1998 and $13,530 in 1997                                             233,906             272,447
  Inventories
     Crude oil and blend stocks                                                        41,090              55,075
     Finished products                                                                 49,714              64,394
     Materials and supplies                                                            38,973              38,947
   Prepaid expenses                                                                    32,292              47,323
   Deferred income taxes                                                               13,120              15,278
                                                                                    ---------           ---------
       Total current assets                                                           437,366             517,752

Property, plant and equipment, at cost less accumulated depreciation,
 depletion and amortization of $2,985,854 in 1998 and $2,762,805 in 1997            1,662,362           1,655,838
Deferred charges and other assets                                                      64,691              64,729
                                                                                    ---------           ---------

       Total assets                                                               $ 2,164,419           2,238,319
                                                                                    =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                                            $     5,951               6,227
  Notes payable                                                                         1,961               2,175
  Accounts payable                                                                    248,967             329,094
  Withholdings and collections due governmental agencies                               51,606              58,323
  Other accrued liabilities                                                            49,314              47,973
  Income taxes                                                                         22,951              25,627
                                                                                    ---------           ---------
       Total current liabilities                                                      380,750             469,419

Notes payable                                                                         189,705              28,367
Nonrecourse debt of a subsidiary                                                      143,768             177,486
Deferred income taxes                                                                 124,543             136,390
Reserve for dismantlement costs                                                       154,686             153,021
Reserve for major repairs                                                              43,519              43,038
Deferred credits and other liabilities                                                149,215             151,247
Stockholders' equity
  Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued             --                  --
  Common Stock, par $1.00, authorized 80,000,000 shares, issued 48,775,314 shares      48,775              48,775
  Capital in excess of par value                                                      510,116             509,615
  Retained earnings                                                                   545,199             622,532
  Accumulated other comprehensive income - foreign currency translation               (23,520)                891
  Unamortized restricted stock awards                                                  (2,361)               (944)
  Treasury stock                                                                      (99,976)           (101,518)
                                                                                    ---------           ---------
       Total stockholders' equity                                                     978,233           1,079,351
                                                                                    ---------           ---------

       Total liabilities and stockholders' equity                                 $ 2,164,419           2,238,319
                                                                                    =========           =========

See notes to consolidated financial statements, page F-6.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31 (THOUSANDS OF DOLLARS)                                 1998          1997          1996
                                                                               ----          ----          ----
OPERATING ACTIVITIES
Income (loss) from continuing operations                                   $ (14,394)       132,406       125,956
Adjustments to reconcile above income (loss) to net cash provided by operating activities
   Depreciation, depletion and amortization                                  202,695        209,419       182,381
   Impairment of long-lived assets                                            80,127         28,056            --
   Provisions for major repairs                                               20,420         24,614        24,797
   Expenditures for major repairs and dismantlement costs                    (24,582)       (14,393)      (10,839)
   Exploratory expenditures charged against income                            55,128         84,320        60,532
   Amortization of undeveloped leases                                         10,454         10,472         9,674
   Deferred and noncurrent income tax charges (credits)                         (937)        25,992        28,464
   Pretax gains from disposition of assets                                    (3,857)       (29,061)      (34,369)
   Other - net                                                                 4,504          7,969         5,889
                                                                           ---------       --------      --------
                                                                             329,558        479,794       392,485
   (Increase) decrease in operating working capital other than cash
    and cash equivalents                                                      (3,810)       (72,391)       77,111
   Other adjustments related to continuing operations                         (4,657)        (5,560)        2,884
                                                                           ---------       --------      --------
     Net cash provided by continuing operations                              321,091        401,843       472,480
   Net cash provided by discontinued operations                                   --             --        18,158
                                                                           ---------       --------      --------
     Net cash provided by operating activities                               321,091        401,843       490,638
                                                                           ---------       --------      --------

INVESTING ACTIVITIES
Capital expenditures requiring cash                                         (388,799)      (468,031)     (418,056)
Proceeds from sale of property, plant and equipment                            9,463         43,776        55,536
Other continuing operations - net                                             (1,767)           673        (1,128)
Investing activities of discontinued operations                                   --             --       (17,402)
                                                                           ---------       --------      --------
     Net cash required by investing activities                              (381,103)      (423,582)     (381,050)
                                                                           ---------       --------      --------

FINANCING ACTIVITIES
Additions to notes payable                                                   161,342          9,675            --
Reductions of notes payable                                                     (218)            (4)         (776)
Additions to nonrecourse debt of a subsidiary                                    240          6,397        23,089
Reductions of nonrecourse debt of a subsidiary                               (34,234)       (17,276)      (10,628)
Sale of treasury shares under employee stock purchase plan                       552            192            --
Cash dividends paid                                                          (62,939)       (60,573)      (58,294)
                                                                           ---------       --------      --------
     Net cash provided (required) by financing activities                     64,743        (61,589)      (46,609)
                                                                           ---------       --------      --------

Effect of exchange rate changes on cash and cash equivalents                    (748)        (2,091)        2,277
                                                                           ---------       --------      --------

Net increase (decrease) in cash and cash equivalents                           3,983        (85,419)       65,256
Increase applicable to discontinued operations                                    --             --       (16,402)
                                                                           ---------       --------      --------

Net increase (decrease) in cash and cash equivalents of continuing
 operations                                                                    3,983        (85,419)       48,854
Cash and cash equivalents of continuing operations at January 1               24,288        109,707        60,853
                                                                           ---------       --------      --------

Cash and cash equivalents of continuing operations at December 31          $  28,271         24,288       109,707
                                                                           =========       ========      ========

See notes to consolidated financial statements, page F-6.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31 (THOUSANDS OF DOLLARS)                                1998          1997           1996
                                                                              ----          ----           ----
CUMULATIVE PREFERRED STOCK - par $100, authorized
 400,000 shares, none issued                                            $       --            --             --
                                                                        ----------     ---------      ---------

COMMON STOCK - par $1.00, authorized 80,000,000 shares,
 issued 48,775,314 shares at beginning and end of year                      48,775        48,775         48,775
                                                                        ----------     ---------      ---------

CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of year                                               509,615       509,008        507,758
Exercise of stock options                                                      103           521            450
Restricted stock transactions                                                  142             7            800
Sale of stock under employee stock purchase plan                               256            79             --
                                                                        ----------     ---------      ---------
  Balance at end of year                                                   510,116       509,615        509,008
                                                                        ----------     ---------      ---------

RETAINED EARNINGS
Balance at beginning of year                                               622,532       550,699        643,699
Net income (loss) for the year                                             (14,394)      132,406        137,855
Distribution of common stock of Deltic Timber Corporation
 to stockholders                                                                --            --       (172,561)
Cash dividends - $1.40 a share in 1998, $1.35 a share in 1997
 and $1.30 a share in 1996                                                 (62,939)      (60,573)       (58,294)
                                                                        ----------     ---------      ---------
  Balance at end of year                                                   545,199       622,532        550,699
                                                                        ----------     ---------      ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME -
 FOREIGN CURRENCY TRANSLATION
Balance at beginning of year                                                   891        22,573          4,568
Translation gains (losses) during the year                                 (24,411)      (21,682)        18,005
                                                                        ----------     ---------      ---------
  Balance at end of year                                                   (23,520)          891         22,573
                                                                        ----------     ---------      ---------

UNAMORTIZED RESTRICTED STOCK AWARDS
Balance at beginning of year                                                  (944)       (1,298)          (592)
Stock awards                                                                (3,238)           --         (1,023)
Amortization, forfeitures and changes in price of Common Stock               1,821           354            317
                                                                        ----------     ---------      ---------
  Balance at end of year                                                    (2,361)         (944)        (1,298)
                                                                        ----------     ---------      ---------

TREASURY STOCK
Balance at beginning of year                                              (101,518)     (102,279)      (103,063)
Exercise of stock options                                                      110           526            543
Awarded restricted stock, net of forfeitures                                 1,136           122            241
Sale of stock under employee stock purchase plan                               296           113             --
                                                                        ----------     ---------      ---------
  Balance at end of year - 3,824,838 shares of Common
    Stock in 1998, 3,883,883 shares in 1997 and 3,912,971 shares
    in 1996, at cost                                                       (99,976)     (101,518)      (102,279)
                                                                        ----------     ---------      ---------

TOTAL STOCKHOLDERS' EQUITY                                              $  978,233     1,079,351      1,027,478
                                                                        ==========     =========      =========

See notes to consolidated financial statements, page F-6.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Murphy Oil Corporation is an international oil and gas company that conducts its business through various operating subsidiaries. The Company produces oil and natural gas in the United States, Canada, the United Kingdom, and Ecuador, and conducts exploration activities worldwide. The Company has an interest in a Canadian synthetic crude oil operation, the world's largest, and operates two oil refineries in the United States and shares ownership in a U.K. refinery. Murphy markets petroleum products under various brand names and to unbranded wholesale customers in the United States, the United Kingdom, and Canada and transports and trades crude oil in Canada.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Murphy Oil Corporation and all majority-owned subsidiaries. Investments in affiliates in which the Company owns from 20% to 50% are accounted for by the equity method. Other investments are generally carried at cost. All significant intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS - Short-term investments (which include government securities and other instruments with government securities as collateral) that have a maturity of three months or less from the date of purchase are classified as cash equivalents.

INVENTORIES - Inventories of crude oil and refined products are valued at the lower of cost, generally applied on a last-in first-out (LIFO) basis, or market. Materials and supplies are valued at the lower of average cost or estimated value.

PROPERTY, PLANT AND EQUIPMENT - The Company uses the successful efforts method to account for exploration and development expenditures. Leasehold acquisition costs are capitalized. If proved reserves are found on an undeveloped property, leasehold cost is transferred to proved properties. Significant undeveloped leases are reviewed periodically and a valuation allowance is provided for any estimated decline in value. Cost of other undeveloped leases is expensed over the estimated average life of the leases. Cost of exploratory drilling is initially capitalized but is subsequently expensed if proved reserves are not found. Other exploratory costs are charged to expense as incurred. Development costs, including unsuccessful development wells, are capitalized.

Oil and gas properties are evaluated by field for potential impairment; other long-lived assets are evaluated on a specific asset basis or in groups of similar assets, as applicable. An impairment is recognized when the undiscounted estimated future net cash flows of an evaluated asset are less than its carrying value.

Depreciation and depletion of producing oil and gas properties are provided based on units of production. Unit rates are computed for unamortized development costs using proved developed reserves and for unamortized leasehold costs using all proved reserves. Estimated dismantlement, abandonment and site restoration costs, net of salvage value, are considered in determining depreciation and depletion. Refining and marketing facilities are depreciated using the composite straight-line method. Other properties are depreciated by individual unit on the straight-line method.

Gains and losses on disposals or retirements that are significant or include an entire depreciable or depletable property unit are included in income. Costs of dismantling oil and gas production facilities and site restoration are charged against the related reserve. All other dispositions, retirements or abandonments are reflected in accumulated depreciation, depletion and amortization.

Provisions for turnarounds of refineries and a synthetic oil upgrading facility are charged to expense monthly. Costs incurred are charged against the reserve. All other maintenance and repairs are expensed. Renewals and betterments are capitalized.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ENVIRONMENTAL LIABILITIES - A provision for environmental obligations is charged to expense when the Company's liability for an environmental assessment and/or cleanup is probable and the cost can be reasonably estimated. Related expenditures are charged against the reserve. Environmental remediation liabilities have not been discounted for the time value of future expected payments. Environmental expenditures that have future economic benefit are capitalized.

INCOME TAXES - The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable, and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse. U.K. petroleum revenue taxes are provided using the estimated effective tax rate over the life of applicable U.K. properties.

FOREIGN CURRENCY - Local currency is the functional currency used for recording operations in Canada and Spain and the majority of activities in the United Kingdom. The U.S. dollar is the functional currency used to record all other operations. Gains or losses from translating foreign functional currency into U.S. dollars are included in "Accumulated Other Comprehensive Income" on the Consolidated Balance Sheets. Exchange gains or losses from transactions in a currency other than the functional currency are included in income.

DERIVATIVE INSTRUMENTS - The Company uses derivative instruments on a limited basis to manage certain risks related to interest rates, foreign currency exchange rates and commodity prices. Instruments that reduce the exposure of assets, liabilities or anticipated transactions to interest rate, currency or price risks are accounted for as hedges. Gains and losses on derivatives that cease to qualify as hedges are recognized in income or expense. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company's senior management. The Company does not hold any derivatives for trading purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded either with creditworthy major financial institutions or over national exchanges. Net cash to be paid or received on an interest rate swap is recognized as an adjustment of "Interest Expense." If the Company terminates an interest rate swap prior to maturity, any cash paid or received as settlement would be deferred and recognized as an adjustment to "Interest Expense" over the shorter of the remaining life of the debt or the remaining contractual life of the swap. Gains or losses on foreign exchange contracts are recognized in income or as adjustments to the carrying amounts of hedged items. Gains or losses on settlement of crude oil swaps are included in costs in the periods that the hedged oil purchases occur. A loss is recognized if the estimated cost of the future crude oil purchases, including projected settlement costs of the swap contracts, exceeds the estimated net realizable value of the related finished products.

EXCISE TAXES ON REFINED PRODUCTS - Taxes collected on the sales of refined products and remitted to governmental agencies are not included in revenues or in costs and expenses.

NET INCOME PER COMMON SHARE - Basic income per Common share is computed by dividing net income for each reporting period by the weighted average number of Common shares outstanding during the period. Diluted income per Common share is computed by dividing net income for each reporting period by the weighted average number of Common shares outstanding during the period plus the effects of potentially dilutive Common shares.

USE OF ESTIMATES - In preparing the financial statements of the Company in conformity with generally accepted accounting principles, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B - DISCONTINUED OPERATIONS

On December 31, 1996, Murphy completed a tax-free spin-off to its stockholders of all the common stock of its wholly owned farm, timber and real estate subsidiary, Deltic Farm & Timber Co., Inc. (reincorporated as "Deltic Timber Corporation"). The spin-off resulted in a net charge of $172,561,000 to "Retained Earnings" in 1996. Farm, timber and real estate activities have been accounted for as discontinued operations. Selected operating results for these activities, presented as a net amount in the Consolidated Statements of Income for 1996 were: revenues of $87,746,000; income tax provision of $8,878,000; income from operations of $13,999,000, $.31 a diluted share; and costs of spin-off transaction of $2,100,000, $(.04) a diluted share.

NOTE C - PROPERTY, PLANT AND EQUIPMENT

                                     INVESTMENT              INVESTMENT
                                 DECEMBER 31, 1998        DECEMBER 31, 1997
                               ---------------------    ---------------------
(THOUSANDS OF DOLLARS)            COST        NET          COST        NET
                               ----------  ---------    ---------   ---------
Exploration and production     $3,657,399  1,228,477*   3,476,167   1,235,373*
Refining                          677,245    257,640      649,374     254,032
Marketing                         196,362    116,958      178,179     104,305
Transportation                     81,307     40,459       80,819      42,125
Corporate and other                35,903     18,828       34,104      20,003
                               ----------  ---------    ---------   ---------
                               $4,648,216  1,662,362    4,418,643   1,655,838
                               ==========  =========    =========   =========

*Includes $15,766 in 1998 and $17,084 in 1997 related to administrative assets and support equipment.

In 1998 and 1997, the Company recorded noncash charges of $80,127,000 and $28,056,000, respectively, for impairment of certain long-lived assets. After related income tax benefits, these write-downs reduced net income by $57,573,000 in 1998 and $16,224,000 in 1997. The 1998 charges resulted from management's expectation of a continuation of the low-price environment for sales of crude oil and natural gas that existed at the end of 1998; the write-down included certain oil and gas assets in the U.S. Gulf of Mexico, the U.K. North Sea, China, and Canada and certain marketing assets in Canada. The 1997 charges related to certain investments in Canadian heavy oil fields that were not adequately supported by reserves and three natural gas fields in the Gulf of Mexico that depleted earlier than anticipated. The carrying values for assets determined to be impaired were adjusted to estimated fair values based on projected future discounted net cash flows for such assets.

NOTE D - FINANCING ARRANGEMENTS

At December 31, 1998, the Company had a committed credit facility with a major banking consortium of an equivalent US $300,000,000 for a combination of U.S. dollar and Canadian dollar borrowings, of which an equivalent US $113,842,000 was outstanding and classified as long-term notes payable. In addition, the Company had committed facilities with major banks of US $117,220,000 subject to drawdown based on the availability of loan guarantees from the Canadian government. Depending on the credit facility, borrowings bear interest at prime or varying cost of fund options. Facility fees are due at varying rates on certain of the commitments. The facilities expire at dates ranging from 1999 through 2002. At December 31, 1998 and 1997, U.S. dollar and Canadian dollar commercial paper and bankers' acceptances totaling an equivalent US $115,733,000 and US $118,834,000, respectively, supported by bank credit facilities, were classified as nonrecourse debt. In addition, the Company had uncommitted lines of credit with banks at December 31, 1998, totaling an equivalent
US $191,911,000 for a combination of U.S. dollar and Canadian dollar borrowings. At December 31, 1998, an equivalent US $56,961,000 of debt was outstanding under these uncommitted lines, $55,000,000 of which is planned to be refinanced under an existing committed credit facility and is reflected as long-term notes payable.

At the end of 1998, the Company had a shelf registration on file with the U.S. Securities and Exchange Commission that would permit the offer and sale of $250,000,000 in debt securities. No securities had been issued as of December 31, 1998.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E - LONG-TERM DEBT

DECEMBER 31 (THOUSANDS OF DOLLARS)                                     1998         1997
                                                                       ----         ----
Notes payable
  Notes payable to bank, 10.1%, due 2004                          $  20,000       20,000
  Notes payable to banks, 5.30% to 5.35%, $7,842 payable in
   Canadian dollars, due 2002                                       168,842        7,500
  Other, 6% and 8%, due 1999-2021                                       867          871
                                                                  ---------      -------
      Total notes payable                                           189,709       28,371
                                                                  ---------      -------
Nonrecourse debt of a subsidiary
  Guaranteed credit facilities with banks
    Commercial paper, 4.98% to 5.28%, $40,386 payable in
      Canadian dollars, supported by credit facility,
      due 2001-2008                                                 109,786      112,611
    Bankers' acceptance, 5.27%, payable in Canadian dollars,
      supported by credit facility, due 1999                          5,947        6,223
  Loan payable to Canadian government, interest free, payable in
    Canadian dollars, due 1999-2008                                  33,982       36,358
  Promissory note, 6.25%, payable in Canadian dollars, due 1998          --       28,517
                                                                  ---------      -------
      Total nonrecourse debt of a subsidiary                        149,715      183,709
                                                                  ---------      -------
      Total including current maturities                            339,424      212,080
Current maturities                                                   (5,951)      (6,227)
                                                                  ---------      -------
      Total long-term debt                                        $ 333,473      205,853
                                                                  =========      =======

Amounts becoming due for the four years after 1999 are: $5,000 each in 2000 and 2001; $200,149,000 in 2002; and $13,795,000 in 2003.

The nonrecourse guaranteed credit facilities were arranged to finance certain expenditures for the Hibernia oil field. Subject to certain conditions and limitations, the Canadian government has unconditionally guaranteed repayment of amounts drawn under the facilities to lenders having qualifying Participation Certificates. The Company has borrowed the maximum amount available under the Primary Guarantee Facility at December 31, 1998. The amount guaranteed declines quarterly beginning in 2001, at which time repayment will begin based on the greater of 30% of Murphy's after-tax free cash flow from Hibernia or equal quarterly payments over eight years. The payment for 2001 is planned to be refinanced under an existing committed credit facility and is thereby reflected as becoming due in 2002. No guaranteed financing is available after January 1, 2016. A guarantee fee of .5% is payable annually in arrears to the Canadian government.

The interest free loan from the Canadian government was also used to finance expenditures for the Hibernia field. Repayment will begin in 1999, but payments through 2001 are planned to be refinanced under an existing committed credit facility and are thereby reflected as becoming due in 2002.

NOTE F - INCOME TAXES

The components of income (loss) from continuing operations before income taxes were:

(THOUSANDS OF DOLLARS)                           1998        1997        1996
                                                 ----        ----        ----
United States                                $ 44,600     135,476     104,888
Foreign                                       (52,877)     76,174     111,467
                                             --------     -------     -------
                                             $ (8,277)    211,650     216,355
                                             ========     =======     =======

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income tax expense (benefit) were:

(THOUSANDS OF DOLLARS)                 1998        1997       1996
                                       ----        ----       ----
Income tax expense (benefit)
  Continuing operations
     Federal - Current*            $  6,431      31,278     16,445
               Deferred               6,232      (1,751)    15,837
               Noncurrent             3,785      14,946      8,762
                                     ------      ------     ------
                                     16,448      44,473     41,044
                                     ------      ------     ------
     State - Current                  2,021       4,589      2,816
                                     ------      ------     ------
     Foreign - Current               (3,498)     12,912     46,130
               Deferred             (10,201)     19,423      4,095
               Noncurrent             1,347      (2,153)    (3,686)
                                     ------      ------     ------
                                    (12,352)     30,182     46,539
                                     ------      ------     ------
       Total from continuing
         operations                   6,117      79,244     90,399
   Discontinued operations               --          --      8,878
                                     ------      ------     ------
       Total income tax expense    $  6,117      79,244     99,277
                                     ======      ======     ======

*Net of benefits of $12,537 in 1997 and $1,035 in 1996 for alternative minimum tax credits.

Noncurrent taxes, classified in the Consolidated Balance Sheets as a component of "Deferred Credits and Other Liabilities," relate primarily to matters not resolved with various taxing authorities.

The significant components of deferred income tax expense (benefit) attributable to income (loss) from continuing operations before income taxes for the three years ended December 31, 1998, were:

(THOUSANDS OF DOLLARS)                                               1998         1997      1996
                                                                     ----         ----      ----
Deferred tax expense (benefit) excluding the effects of
 the items below on deferred tax assets and liabilities          $ (1,901)      13,180    17,754
Estimated tax credit carryforward (increase) decrease              (2,068)       6,065     2,178
Effect of change in U.K. tax rate                                      --       (1,573)       --
                                                                   ------       ------    ------
  Total deferred tax expense (benefit)                           $ (3,969)      17,672    19,932
                                                                   ======       ======    ======

The following table reconciles theoretical income taxes, based on the U.S. statutory tax rate, to the Company's income tax expense from continuing operations.

(THOUSANDS OF DOLLARS)                                     1998       1997        1996
                                                           ----       ----        ----
Theoretical income tax expense (benefit) based on the
 U.S. statutory tax rate                               $ (2,897)    74,078      75,724
Foreign asset impairment with no tax benefit              5,293         --          --
Foreign income subject to foreign taxes at greater
 than U.S. statutory rate                                 4,671      7,711      14,641
State income taxes                                        1,313      2,983       1,831
Refund and settlement of foreign taxes                   (1,410)    (3,163)     (2,945)
Refund and settlement of U.S. taxes                        (704)        --          --
Other, net                                                 (149)    (2,365)      1,148
                                                         ------     ------      ------
  Total income tax expense from continuing operations   $ 6,117     79,244      90,399
                                                         ======     ======      ======

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

An analysis of the Company's deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, showing the tax effects of significant temporary differences follows.

(THOUSANDS OF DOLLARS)                                      1998         1997
                                                            ----         ----
Deferred tax assets
   Property and leasehold costs                         $ 75,716       76,516
   Reserves for dismantlements and major repairs          63,763       64,206
   Federal alternative minimum tax credit carryforward     2,068           --
   Postretirement and other employee benefits             17,979       21,146
   Other deferred tax assets                              24,234       24,873
                                                         -------      -------
     Total gross deferred tax assets                     183,760      186,741
   Less valuation allowance                              (47,294)     (47,228)
                                                         -------      -------
     Net deferred tax assets                             136,466      139,513
                                                         -------      -------
Deferred tax liabilities
   Property, plant and equipment                         (34,152)     (41,069)
   Accumulated depreciation, depletion and amortization (189,082)    (194,540)
   Other deferred tax liabilities                        (24,686)     (25,117)
                                                         -------      -------
     Total gross deferred tax liabilities               (247,920)    (260,726)
                                                         -------      -------
     Net deferred tax liabilities                      $(111,454)    (121,213)
                                                         =======      =======

In management's judgment, the net deferred tax assets in the preceding table will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies. The valuation allowance for deferred tax assets relates primarily to tax assets arising in foreign tax jurisdictions, and in the judgment of management, these tax assets are not likely to be realized. The valuation allowance increased $66,000 in 1998 and $13,619,000 in 1997; the change in each year offset the change in certain deferred tax assets. Any subsequent reductions of the valuation allowance will be reported as reductions of income tax expense assuming no offsetting change in the deferred tax asset.

The Company has not recorded a deferred tax liability of $19,700,000 related to undistributed earnings of certain foreign subsidiaries at December 31, 1998, because the earnings are considered permanently invested.

Income tax returns are subject to audit by the U.S. Internal Revenue Service and other taxing authorities. In 1998, 1997 and 1996, the Company recorded benefits to income of $2,114,000, $3,163,000 and $5,120,000, respectively, from refunds and settlements of various U.S. and foreign tax issues primarily related to prior years. The Company believes that adequate accruals have been made for unsettled issues.

NOTE G - INCENTIVE PLANS

The Company's 1992 Stock Incentive Plan (the Plan) authorized the Executive Compensation and Nominating Committee (the Committee) to make annual grants of the Company's Common Stock to executives and other key employees as follows: (1) stock options (nonqualified or incentive), (2) stock appreciation rights (SAR), and/or (3) restricted stock. Annual grants may not exceed .5% of shares outstanding at the end of the preceding year; allowed shares not granted may be granted in future years. The Company uses APB Opinion No. 25 to account for stock-based compensation, accruing costs of options and restricted stock over the vesting/performance periods and adjusting costs for subsequent changes in fair market value of the shares. Compensation cost charged against (credited to) income for stock-based plans was $(4,646,000) in 1998, $2,026,000 in 1997 and $5,566,000 in 1996; outstanding awards were not significantly modified in the last three years. Had compensation cost of these stock-based plans been based on the fair value of the instruments at date of grant using the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would be the pro forma amounts shown in the following table. The pro forma effects on net income in the table may not be representative of the pro forma effects on net income of future years because the SFAS No. 123 provisions used in these calculations were only applied to stock options and restricted stock granted after 1994.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)             1998      1997       1996
                                                         ----      ----       ----
Net income (loss)  -  As reported                   $ (14,394)  132,406    137,855
                      Pro forma                       (18,182)  132,089    138,570
Earnings per share -  As reported, basic            $    (.32)     2.95       3.07
                      Pro forma, basic                   (.40)     2.94       3.09
                      As reported, diluted               (.32)     2.94       3.07
                      Pro forma, diluted                 (.40)     2.94       3.09

STOCK OPTIONS - The Committee fixes the option price of each option granted at no less than fair market value (FMV) on the date of the grant and fixes the option term at no more than 10 years from such date. Each option granted to date under the Plan has had a term of 10 years, has been nonqualified, and has had an option price equal to FMV at date of grant, except for certain 1997 grants with option prices above FMV. One-half of each grant may be exercised after two years and the remainder after three years. At exercise, a grantee may pay cash for shares, or alternatively, not remit cash and receive shares equal to the inherent value of options exercised on that date. The number of outstanding options at January 1, 1997, and the related option prices were adjusted to preserve the existing economic values of the options at the time of the Deltic spin-off.

The pro forma net income calculations in the preceding table reflect the following weighted-average fair values of options granted in 1998, 1997 and 1996; fair values of options have been estimated by using the Black-Scholes pricing model and the assumptions as shown.

                                                           1998      1997    1997     1996
                                                           FMV  Above FMV    FMV      FMV
                                                           ---- ---------    ----     ----
Weighted-average fair value per share at grant date      $ 9.01     8.25     9.75     7.27
Weighted-average assumptions
   Dividend yield                                          2.91%    3.00%    3.00%    3.20%
   Expected volatility                                    17.27%   17.37%   17.37%   17.64%
   Risk-free interest rate                                 5.46%    6.37%    6.18%    5.26%
   Expected life                                           5 yrs.  7 yrs.    5 yrs.   5 yrs.

Changes in options outstanding, including shares issued under a prior plan, were:
                                                           AVERAGE
                                         NUMBER           EXERCISE
                                      OF SHARES              PRICE
                                      ---------           --------
Outstanding at December 31, 1995        425,230            $ 39.28
Granted at FMV                          168,000              42.44
Exercised                              (105,006)             36.47
Forfeited                               (47,625)             42.82
                                      ---------
Outstanding at December 31, 1996        440,599              40.77
Deltic spin-off adjustment               17,407                 --
Granted at FMV                          180,250              50.38
Granted above FMV                       231,750              60.45
Exercised                               (68,022)             36.53
Forfeited                               (31,295)             49.08
                                      ---------
Outstanding at December 31, 1997        770,689              48.04
Granted at FMV                          312,000              49.75
Exercised                               (17,400)             36.04
Forfeited                               (12,040)             49.34
                                      ---------
Outstanding at December 31, 1998      1,053,249              48.73
                                      =========

Exercisable at December 31, 1996        153,223            $ 36.92
Exercisable at December 31, 1997        174,269              37.79
Exercisable at December 31, 1998        284,529              39.53

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Additional information about stock options outstanding at December 31, 1998, is shown below.

                          OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                   ----------------------------------------    ------------------------
RANGE OF                  NO. OF   AVG. LIFE          AVG.       NO. OF           AVG.
EXERCISE PRICES          OPTIONS    IN YEARS         PRICE      OPTIONS          PRICE
----------------         -------   ---------         ------     -------          -----
$30.29 to $39.42         109,289        3.6          $ 36.10     109,289       $ 36.10
$40.81 to $42.25         245,960        6.6            41.43     175,240         41.68
$49.75 to $50.38         477,500        8.7            49.97          --            --
$55.41 to $65.49         220,500        8.1            60.45          --            --
                       ---------                                 -------
  Total outstanding    1,053,249        7.6            48.73     284,529         39.53
                       =========                                 =======

SAR - SAR may be granted in conjunction with or independent of stock options; the Committee determines when SAR may be exercised and the price. No SAR have been granted.

RESTRICTED STOCK - Since 1992, shares of restricted stock have been granted in alternate years. Each grant will vest if the Company achieves specific financial objectives at the end of a five-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met. During the performance period, a grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all or partially forfeited if a grantee terminates. The Company may reimburse a grantee up to 50% of the award value for personal income tax liability on stock awarded. For the pro forma net income calculation, the fair values per share of restricted stock granted in 1998 and 1996 were $49.50 and $42.88, the respective market prices of the stock at the dates granted. On December 31, 1996, 50% of eligible shares granted in 1992 were awarded and the remaining shares were forfeited based on financial objectives achieved. The number of restricted shares outstanding at January 1, 1997, was adjusted to preserve the existing economic value of the stock at the time of the Deltic spin-off. On December 31, 1998, all shares granted in 1994 were forfeited because financial objectives were not achieved. Changes in restricted stock outstanding were:

(NUMBER OF SHARES)                               1998       1997        1996
                                                 ----       ----        ----
Balance at beginning of year                   39,856     36,512      38,011
Granted                                        59,750         --      24,250
Grant adjustment to reflect Deltic spin-off        --      5,977          --
Awarded                                            --     (1,336)*   (10,563)
Forfeited                                     (16,242)    (1,297)    (15,186)
                                               ------     ------      ------
  Balance at end of year                       83,364     39,856      36,512
                                               ======     ======      ======

*Additional shares awarded related to Deltic spin-off.

CASH AWARDS - The Committee also administers the Company's incentive compensation plans, which provide for annual or periodic cash awards to officers, directors and key employees if the Company achieves specific financial objectives. Compensation expense of $518,000, $3,894,000 and $3,100,000 was recorded in 1998, 1997 and 1996, respectively, for these plans.

EMPLOYEE STOCK PURCHASE PLAN (ESPP) - In 1997, the Company's shareholders approved the ESPP, under which 50,000 shares of the Company's Common Stock could be purchased by employees. Each quarter, an eligible U.S. employee may elect to withhold up to 10% of his or her salary to purchase shares of the Company's stock at a price equal to 90% of the fair value of the stock as of the first day of the quarter. The ESPP will terminate on the earlier of the date that employees have purchased all 50,000 shares or June 30, 2002. Employee stock purchases under the ESPP were 11,315 shares at an average price of $48.81 a share in 1998 and 4,326 shares at $44.44 in 1997. At December 31, 1998, 34,359 shares remained available for sale under the ESPP. Compensation costs related to the ESPP were immaterial.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - EMPLOYEE AND RETIREE BENEFIT PLANS

PENSION AND POSTRETIREMENT PLANS - The Company has noncontributory defined benefit pension plans that cover substantially all full-time employees. In addition, the Company sponsors plans that provide health care and life insurance benefits for most retired U.S. employees. The health care benefits are contributory; the life insurance benefits are noncontributory.

The tables that follow provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 1998 and 1997, and a statement of the funded status as of December 31, 1998 and 1997.

                                                                  PENSION                           POSTRETIREMENT
                                                                  BENEFITS                             BENEFITS
                                                        ----------------------------          --------------------------
(THOUSANDS OF DOLLARS)                                      1998                1997            1998                1997
                                                            ----                ----            ----                ----
CHANGE IN BENEFIT OBLIGATION
Obligation at January 1                               $  220,981             193,923          36,255              34,228
Service cost                                               5,242               4,517             601                 508
Interest cost                                             15,309              14,889           2,474               2,466
Plan amendments                                            2,744               1,046              --                  --
Participant contributions                                     --                  --             535                 561
Actuarial loss                                             8,492              20,612             496               1,938
Exchange rate changes                                       (908)             (1,081)             --                  --
Benefits paid                                            (13,838)            (12,925)         (3,612)             (3,446)
                                                      ----------            --------        --------            --------
    Obligation at December 31                            238,022             220,981          36,749              36,255
                                                      ----------            --------        --------            --------

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1                   269,794             230,290              --                  --
Actual return on plan assets                              30,727              52,992              --                  --
Employer contributions                                     1,373                 912           3,077               2,885
Participant contributions                                     --                  --             535                 561
Exchange rate changes                                     (1,210)             (1,475)             --                  --
Benefits paid                                            (13,838)            (12,925)         (3,612)             (3,446)
                                                      ----------            --------        --------            --------
    Fair value of plan assets at December 31             286,846             269,794              --                  --
                                                      ----------            --------        --------            --------
RECONCILIATION OF FUNDED STATUS
Funded status at December 31                              48,824              48,813         (36,749)            (36,255)
Unrecognized actuarial (gain) loss                       (30,410)            (31,296)          6,730               6,428
Unrecognized transition asset                            (10,960)            (13,339)             --                  --
Unrecognized prior service cost                            6,813               4,668              --                  --
                                                      ----------            --------        --------            --------
    Net plan asset (liability) recognized             $   14,267               8,846         (30,019)            (29,827)
                                                      ==========            ========        ========            ========

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
BALANCE SHEETS AT DECEMBER 31
Prepaid benefit asset                                 $   29,477              24,311              --                  --
Accrued benefit liability                                (16,087)            (15,983)        (30,019)            (29,827)
Intangible asset                                             877                 518              --                  --
                                                      ----------            --------        --------            --------
    Net plan asset (liability) recognized             $   14,267               8,846         (30,019)            (29,827)
                                                      ==========            ========        ========            ========

The Company's U.S. and Canadian nonqualified and U.S. directors' retirement plans were the only pension plans with accumulated benefit obligations in excess of plan assets at December 31, 1998 and 1997. The plans' accumulated benefit obligations at December 31, 1998 and 1997, were $7,486,000 and $6,381,000, respectively; there were no assets in these plans. The Company's postretirement benefit plan also had no plan assets; the benefit obligation for this plan at December 31, 1998 and 1997, was $30,019,000 and $29,827,000, respectively.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table that follows provides the components of net periodic benefit expense (credit) for the three years ended December 31, 1998.

                                                        PENSION BENEFITS                         POSTRETIREMENT BENEFITS
                                             ------------------------------------          -----------------------------------
(THOUSANDS OF DOLLARS)                       1998             1997           1996           1998            1997          1996
                                             ----             ----           ----           ----            ----          ----
Service cost                             $  5,242            4,517          4,719            601             508           714
Interest cost                              15,309           14,889         14,229          2,474           2,466         2,175
Expected return on plan assets            (22,180)         (19,040)       (18,361)            --              --            --
Amortization of prior service cost            626              402            354             --              --            --
Amortization of transitional asset         (2,211)          (2,216)        (2,260)            --              --            --
Recognized actuarial (gain) loss             (758)            (965)          (736)           194              67            17
                                         --------         --------       --------        -------        --------       -------
    Net periodic benefit expense
      (credit)                           $ (3,972)          (2,413)        (2,055)         3,269           3,041         2,906
                                         ========         ========       ========        =======        ========       =======

The preceding tables include the following amounts related to foreign benefit plans.

                                                                 PENSION                    POSTRETIREMENT
                                                                 BENEFITS                      BENEFITS
                                                           ---------------------        ----------------------
(THOUSANDS OF DOLLARS)                                     1998             1997        1998              1997
                                                           ----             ----        ----              ----
Obligation at December 31                               $47,625           42,871          --                --
Fair value of plan assets at December 31                 54,348           49,014          --                --
Net plan liability recognized                            (3,285)          (3,361)         --                --
Net periodic benefit expense                                410               23          --                --

The following table provides the weighted-average assumptions used in the measurement of the Company's benefit obligations at December 31, 1998 and 1997.

                                               PENSION                        POSTRETIREMENT
                                               BENEFITS                          BENEFITS
                                        ------------------------          ------------------------
                                        1998                1997          1998                1997
                                        ----                ----          ----                ----
Discount rate                           6.62%               7.03%         6.75%               7.00%
Expected return on plan assets          8.31%               8.43%           --                  --
Rate of compensation increase           4.67%               4.81%           --                  --

For purposes of measuring postretirement benefit obligations, a 7.5% annual rate of increase in the cost of health care was assumed at December 31, 1998 and 1997. The rate of increase was assumed to decrease gradually each year to a rate of 4.5% for 2002 and beyond.

Assumed health care cost trend rates have a significant effect on the expense and obligation reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects.

(THOUSANDS OF DOLLARS)                                                  1% INCREASE       1% DECREASE
                                                                        -----------       -----------
Effect on total service and interest cost components of
  net periodic postretirement benefit expense for the
  year ended December 31, 1998                                              $   224              (213)
Effect on the health care component of the accumulated
  postretirement benefit obligation at December 31, 1998                      2,394            (2,327)

THRIFT PLANS - Most U.S. and Canadian employees of the Company may participate in thrift plans by allotting up to a specified percentage of their base pay. The Company matches contributions at a stated percentage of each employee's allotment based on years of participation in the plans. Company contributions to these plans were $3,333,000 in 1998, $3,076,000 in 1997 and $2,784,000 in 1996,
including $190,000 in 1996 that was included in "Discontinued Farm, Timber and Real Estate Operations" in the Consolidated Statements of Income.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I - FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS - As discussed in Note A, Murphy utilizes derivative instruments on a limited basis to manage risks related to interest rates, foreign currency exchange rates and commodity prices. At December 31, 1998 and 1997, the Company had interest rate swap agreements with notional amounts totaling $100,000,000 that serve to convert an equal amount of variable rate long-term debt to fixed rates. The swaps mature in 2002 and 2004. The swaps require Murphy to pay a weighted-average interest rate of 6.46% over their composite lives and to receive a variable rate, which averaged 5.23% at December 31, 1998. Using the accrual/settlement method of accounting, the Company records the net amount to be received or paid under the swap agreements as part of "Interest Expense" in the Consolidated Statements of Income.

At December 31, 1997, the Company had a forward foreign currency exchange contract that served to fix the U.S. dollar cost for Canadian dollar nonrecourse debt associated with the Company's investment in the Syncrude project. The currency exchange contract matured and the related debt was retired in December 1998. During the life of the contract, the Company recorded the unrealized difference between the contract exchange rate and the actual exchange rate on the Consolidated Balance Sheet as an adjustment to "Nonrecourse Debt of a Subsidiary," with the offset to "Accumulated Other Comprehensive Income."

The Company previously used crude oil swap agreements to reduce a portion of the financial exposure of its U.S. refineries to crude oil price movements. Unrealized gains or losses on such swap contracts were generally deferred and recognized in connection with the associated crude oil purchase. If conditions indicated that the market price of finished products would not allow for recovery of the costs of the finished products, including any unrealized loss on the crude oil swap, a liability was provided for the nonrecoverable portion of the unrealized swap loss. The final swap matured in 1997. The Company recorded pretax operating results associated with crude oil swaps in "Crude Oil, Products and Related Operating Expenses" in the Consolidated Statements of Income. For 1997 and 1996, after-tax gains from crude oil swaps were $5,041,000 and $9,209,000, respectively.

FAIR VALUE - The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 1998 and 1997. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, trade accounts receivable, investments and noncurrent receivables, trade accounts payable, and accrued expenses, all of which had fair values approximating carrying amounts.

                                                            1998            1998           1997             1997
                                                        CARRYING       ESTIMATED       CARRYING        ESTIMATED
(THOUSANDS OF DOLLARS)                                    AMOUNT      FAIR VALUE         AMOUNT       FAIR VALUE
                                                         -------      ----------        -------       ----------
FINANCIAL LIABILITIES
Current and long-term debt                             $(341,385)       (333,905)      (214,255)        (205,240)

OFF-BALANCE-SHEET EXPOSURES
Interest rate swaps                                           --          (5,453)            --           (1,886)
Financial guarantees and letters of credit                    --              --             --               --

The carrying amounts of financial liabilities in the preceding table are included in the Consolidated Balance Sheets under "Current Maturities of Long-Term Debt," "Notes Payable," and "Nonrecourse Debt of a Subsidiary." The following methods and assumptions were used to estimate the fair value of each class of financial instruments shown in the table.

 . Current and long-term debt - The fair value is estimated based on current rates offered the Company for debt of the same maturities.

 . Interest rate swaps - The fair value is an estimate of the amounts, based on quotes from counterparties, that the Company would pay at the reporting date to cancel the contracts.

 . Financial guarantees and letters of credit - The fair value, which represents fees associated with obtaining the instruments, was nominal.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CREDIT RISKS - The Company's primary credit risks are associated with trade accounts receivable, cash equivalents and derivative instruments. Trade receivables arise mainly from sales of crude oil, natural gas and petroleum products to a large number of customers in the United States, Canada and the United Kingdom. The credit history and financial condition of potential customers are reviewed before credit is extended, security is obtained when deemed appropriate based on a potential customer's financial condition, and routine follow-up evaluations are made. The combination of these evaluations and the large number of customers tends to limit the risk of credit concentration to an acceptable level. Cash equivalents are placed with several major financial institutions; this limits the Company's exposure to credit risk. The Company controls credit risk on derivatives through credit approvals and monitoring procedures and believes that such risks are minimal because counterparties to the transactions are major financial institutions.

NOTE J - STOCKHOLDER RIGHTS PLAN

The Company's Stockholder Rights Plan provides for each Common stockholder to receive a dividend of one Right for each share of the Company's Common Stock held. The Rights will expire on April 6, 2008, unless earlier redeemed or exchanged. The Rights will detach from the Common Stock and become exercisable following a specified period of time after the first public announcement that a person or group of affiliated or associated persons (other than certain persons) has become the beneficial owner of 15% or more of the Company's Common Stock. The Rights have certain antitakeover effects and will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on a substantial number of Rights being acquired. The Rights are not intended to prevent a takeover, but rather are designed to enhance the ability of the Board of Directors to negotiate with an acquiror on behalf of all shareholders. Other terms of the Rights are set forth in, and the foregoing description is qualified in its entirety by, the Rights Agreement between the Company and Harris Trust Company of New York, as Rights Agent.

NOTE K - EARNINGS PER SHARE

A reconciliation of the weighted-average shares outstanding for computation of basic and diluted income (loss) per Common share for the three years ended December 31, 1998 follows. No difference existed between net income (loss) used in computing basic and diluted income (loss) per Common share for these years.


(WEIGHTED-AVERAGE SHARES OUTSTANDING)            1998         1997         1996
                                                 ----         ----         ----
Basic method                               44,955,679   44,881,225   44,858,115
Dilutive stock options                             --       79,682       46,521
                                           ----------   ----------   ----------
  Diluted method                           44,955,679   44,960,907   44,904,636
                                           ==========   ==========   ==========

Stock options to acquire 1,053,249 shares in 1998, 346,306 shares in 1997 and 140,692 shares in 1996 were not considered in the computation of diluted earnings per share because the effects of these options would have improved the Company's earnings per share.

NOTE L - OTHER FINANCIAL INFORMATION

INVENTORIES - At December 31, 1998, the Company wrote down certain crude oil inventories to market value, resulting in a charge to income of $6,792,000 ($4,227,000 after tax). After the write-down, inventories accounted for under the LIFO method totaled $65,107,000 and $82,709,000 at December 31, 1998 and 1997, respectively, which were $14,695,000 and $76,008,000 less than such inventories would have been valued using the FIFO method.

FOREIGN CURRENCY - Cumulative translation gains and losses, net of insignificant related income tax effects, are included in "Accumulated Other Comprehensive Income" in the Consolidated Balance Sheets. At December 31, 1998, components of the net cumulative loss of $23,520,000 were gains (losses) of $37,535,000 for pounds sterling, $(61,884,000) for Canadian dollars and $829,000 for other currencies. Comparability of net income was not significantly affected by exchange rate fluctuations in 1998, 1997 or 1996. Net gains (losses) from foreign currency transactions included in the Consolidated Statements of Income were $282,000 in 1998, $200,000 in 1997 and $(175,000) in 1996.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CASH FLOW DISCLOSURES - Cash income taxes paid, net of refunds, were $26,227,000, $86,962,000 and $51,983,000 in 1998, 1997 and 1996. Interest paid, net of amounts capitalized, was $9,551,000, $269,000 and $1,659,000 in 1998,
1997 and 1996.

Changes in noncash operating working capital for the three years ended December 31, 1998, were:

(THOUSANDS OF DOLLARS)                                                                       1998        1997        1996
                                                                                             ----        ----        ----
Accounts receivable                                                                      $ 38,541      47,214     (89,453)
Inventories                                                                                28,639     (27,061)     22,558
Prepaid expenses                                                                           15,031     (17,503)     (1,679)
Deferred income tax assets                                                                  2,158       4,348      (2,234)
Accounts payable and accrued liabilities                                                  (85,503)    (67,623)    131,774
Current income tax liabilities                                                             (2,676)    (11,766)     16,145
                                                                                         --------    --------     -------
   Net (increase) decrease in noncash operating working capital                          $ (3,810)    (72,391)     77,111
                                                                                         ========    ========     =======

NOTE M - COMMITMENTS

The Company leases land, service stations and other facilities under operating leases. Future minimum rental commitments under noncancellable operating leases are not material. Commitments for capital expenditures were approximately $209,000,000 at December 31, 1998, including $90,000,000 related to one third of a multiyear contract for a semisubmersible drilling rig capable of drilling in 6,000 feet of water. Delivery of the rig is scheduled for 1999.

NOTE N - CONTINGENCIES

The Company's operations and earnings have been and may be affected by various forms of governmental action both in the United States and throughout the world. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; restrictions on production; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting the issuance of oil and gas or mineral leases; laws and regulations intended for the promotion of safety and the protection and/or remediation of the environment; governmental support for other forms of energy; and laws and regulations affecting the Company's relationships with employees, suppliers, customers, stockholders and others. Because governmental actions are often motivated by political considerations, may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form the actions may take or the effect such actions may have on the Company.

FOREIGN CRUDE OIL CONTRACTS - In August 1996, the Ecuadoran government notified the Company that its risk service contract for production of crude oil in Ecuador would be replaced by a production sharing contract effective January 1, 1997, to give the government a larger share of future oil revenues. While the state oil company, PetroEcuador, acknowledged that amounts were owed under the former contract and indicated its intention to pay, the Company considered the circumstances surrounding the contract replacement and recorded an $8,876,000 provision for doubtful accounts at December 31, 1996. Based on amounts subsequently collected, the Company determined that portions of the allowance for doubtful accounts were no longer required and recognized income of $2,410,000 in 1998 and $1,642,000 in 1997. Any collections of the remaining $4,824,000 receivable will be recognized as income when received.

In 1996, the Company negotiated a settlement of abandonment obligations with other joint owners of former oil properties in Gabon. As a result of this settlement, the Company recorded a net gain of $8,201,000 in 1996 to adjust for the dismantlement reserve no longer required.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ENVIRONMENTAL MATTERS AND YEAR 2000 ISSUES - The Company's environmental and Year 2000 contingencies are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the sections entitled "Environmental" and "Year 2000 Issues" on pages 15 through 17 of this Form 10-K report.

OTHER MATTERS - The Company and its subsidiaries are engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business and none of which is considered material. In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At December 31, 1998, the Company had contingent liabilities of $13,700,000 on outstanding letters of credit and $25,400,000 under certain financial guarantees.

NOTE O - BUSINESS SEGMENTS

Murphy's reportable segments are organized into two major types of business activities, each subdivided into geographic areas of operations. The Company's exploration and production activity is subdivided into segments for the United States, Canada, the United Kingdom, Ecuador, and all other countries; each of these segments derives revenues primarily from the sale of crude oil and natural gas. The refining, marketing and transportation segments in the United States and the United Kingdom derive revenues mainly from the sale of petroleum products; the Canadian segment derives revenues primarily from the transportation and trading of crude oil. The Company's management evaluates segment performance based on income from continuing operations, excluding interest income and interest expense. Intersegment transfers of crude oil and petroleum products are at market prices and intersegment services are recorded at cost.

Information about business segments and geographic operations is reported in the following tables. Excise taxes on petroleum products of $831,385,000, $679,953,000 and $550,116,000 for the years 1998, 1997 and 1996, respectively, were excluded from revenues and costs and expenses. For geographic purposes, revenues are attributed to the country in which the sale occurs. The Company had no single customer from which it derived more than 10% of its revenues. Murphy's equity method investments are in companies that transport crude oil and petroleum products. Corporate and other activities, including interest income, miscellaneous gains (losses), interest expense and unallocated overhead, are shown in the tables to reconcile the business segments to consolidated totals. As used in the tables, "Certain Long-Lived Assets at December 31" exclude investments, noncurrent receivables and deferred tax assets.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEGMENT INFORMATION (CONTINUED ON PAGE F-21)
                                                                       EXPLORATION AND PRODUCTION
                                                 --------------------------------------------------------------------
(MILLIONS OF DOLLARS)                             U.S.      CANADA         U.K.      ECUADOR        OTHER     TOTAL
                                                 ------     -------      --------   ----------    ---------  --------
YEAR ENDED DECEMBER 31, 1998
Segment income (loss)                            $   .7        (7.5)        (13.3)         4.8       (35.1)    (50.4)
Revenues from external customers                  146.7        92.5          82.8         21.3         2.7     346.0
Intersegment revenues                              32.4        42.5          12.3           --          --      87.2
Interest income                                      --          --            --           --          --        --
Interest expense, net of capitalization              --          --            --           --          --        --
Income of equity companies                           --          --            --           --          --        --
Income tax expense (benefit)                        (.1)      (11.3)         (1.6)         (.8)         .1     (13.7)
Significant noncash charges (credits)
  Depreciation, depletion, amortization            66.0        44.0          42.9         10.2          --     163.1
  Impairment of long-lived assets                  29.9        10.1          24.3           --        15.1      79.4
  Provisions for major repairs                       --         3.1            --           --          --       3.1
  Amortization of undeveloped leases                6.7         3.8            --           --          --      10.5
  Deferred and noncurrent income taxes             (3.3)       (6.3)         (4.3)          --          .7     (13.2)
Additions to property, plant, equipment           104.0        94.1          67.5         10.2          .7     276.5
Total assets at year-end                          399.1       595.6         317.6         60.3        13.3   1,385.9
------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1997
Segment income (loss)                            $ 51.6        19.0          16.3         14.5       (16.3)     85.1
Revenues from external customers                  210.7       125.1         121.6         36.0         2.5     495.9
Intersegment revenues                              64.1        60.5            --           --          --     124.6
Interest income                                      --          --            --           --          --        --
Interest expense, net of capitalization              --          --            --           --          --        --
Income of equity companies                           --          --            --           --          --        --
Income tax expense (benefit)                       27.2         9.8          15.4         (1.1)         .1      51.4
Significant noncash charges (credits)
  Depreciation, depletion, amortization            79.4        37.9          43.7         11.4          --     172.4
  Impairment of long-lived assets                   7.7        20.4            --           --          --      28.1
  Provisions for major repairs                       --         4.6            --           --          --       4.6
  Amortization of undeveloped leases                6.7         3.6            .1           --          .1      10.5
  Deferred and noncurrent income taxes             (9.8)        9.1           (.9)          --         1.3       (.3)
Additions to property, plant, equipment           102.5       135.1          80.0         10.4        10.9     338.9
Total assets at year-end                          400.7       596.0         319.6         61.5        24.9   1,402.7
------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1996
Segment income (loss)                            $ 68.1        32.7          14.7          5.0         3.5     124.0
Revenues from external customers                  193.4        65.0          96.6         35.0         8.8     398.8
Intersegment revenues                              71.8       102.2          34.4           --          --     208.4
Interest income                                      --          --            --           --          --        --
Interest expense, net of capitalization              --          --            --           --          --        --
Income of equity companies                           --          --            --           --          --        --
Income tax expense (benefit)                       37.1        18.8          24.3          1.2          .4      81.8
Significant noncash charges (credits)
  Depreciation, depletion, amortization            60.5        30.8          40.8          8.9         6.6     147.6
  Provisions for major repairs                       --         4.4            --           --          --       4.4
  Amortization of undeveloped leases                6.5         3.0            .1           --          .1       9.7
  Deferred and noncurrent income taxes             15.3         2.8          (3.4)          --         (.7)     14.0
Additions to property, plant, equipment           149.8        91.6          55.9         11.7         4.5     313.5
Total assets at year-end                          401.0       552.7         307.0         72.5        14.2   1,347.4
------------------------------------------------------------------------------------------------------------------------------------


GEOGRAPHIC INFORMATION                                           CERTAIN LONG-LIVED ASSETS AT DECEMBER 31
                                                    ------------------------------------------------------------------
(MILLIONS OF DOLLARS)                                   U.S.     CANADA        U.K.       ECUADOR     OTHER      TOTAL
                                                       -----     ------        -----      -------     -----      -----
1998                                                $  706.2     600.4         352.8        54.4       8.4     1,722.2
1997                                                   683.8     601.4         354.5        54.4      21.7     1,715.8
1996                                                   668.1     560.1         331.7        55.4      12.1     1,627.4

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEGMENT INFORMATION (CONTINUED FROM PAGE F-20)
                                                       REFINING, MARKETING & TRANSPORTATION
                                                       ------------------------------------    CORP. &     CONSOLI-
(MILLIONS OF DOLLARS)                                  U.S.      U.K.      CANADA     TOTAL    OTHER        DATED
                                                       ----      ----      ------     -----    -----        -----
YEAR ENDED DECEMBER 31, 1998
Segment income (loss)                             $    27.7      17.3       2.5       47.5      (11.5)      (14.4)
Revenues from external customers                    1,064.9     260.7      22.8    1,348.4        4.4     1,698.8
Intersegment revenues                                   3.1        --        .3        3.4         --        90.6
Interest income                                          --        --        --         --        4.0         4.0
Interest expense, net of capitalization                  --        --        --         --       10.5        10.5
Income of equity companies                               .8        --        --         .8         --          .8
Income tax expense (benefit)                           15.7       7.9       3.1       26.7       (6.9)        6.1
Significant noncash charges (credits)
  Depreciation, depletion, amortization                29.3       5.2       1.9       36.4        3.2       202.7
  Impairment of long-lived assets                        --        --        .7         .7         --        80.1
  Provisions for major repairs                         15.2       2.0        --       17.2         .1        20.4
  Amortization of undeveloped leases                     --        --        --         --         --        10.5
  Deferred and noncurrent income taxes                  2.9        .6       (.3)       3.2        9.1         (.9)
Additions to property, plant, equipment                45.6       6.8       2.6       55.0        2.2       333.7
Total assets at year-end                              465.5     160.8      50.2      676.5      102.0     2,164.4
-----------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1997
Segment income (loss)                             $    41.3       9.2       6.2       56.7       (9.4)      132.4
Revenues from external customers                    1,342.8     268.6      26.1    1,637.5        4.4     2,137.8
Intersegment revenues                                   2.4        --        .1        2.5         --       127.1
Interest income                                          --        --        --         --        4.8         4.8
Interest expense, net of capitalization                  --        --        --         --         .6          .6
Income of equity companies                              1.1        --        --        1.1         --         1.1
Income tax expense (benefit)                           23.7       5.9       6.2       35.8       (8.0)       79.2
Significant noncash charges (credits)
  Depreciation, depletion, amortization                27.8       4.7       2.0       34.5        2.5       209.4
  Impairment of long-lived assets                        --        --        --         --         --        28.1
  Provisions for major repairs                         18.1       1.8        --       19.9         .1        24.6
  Amortization of undeveloped leases                     --        --        --         --         --        10.5
  Deferred and noncurrent income taxes                  (.7)      1.9        .1        1.3       25.0        26.0
Additions to property, plant, equipment                29.2       3.7       4.6       37.5        7.3       383.7
Total assets at year-end                              491.4     194.7      64.5      750.6       85.0     2,238.3
-----------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1996
Segment income (loss)                             $     1.8       6.2       6.1       14.1      (12.1)      126.0
Revenues from external customers                    1,268.3     318.0      24.6    1,610.9       12.5     2,022.2
Intersegment revenues                                   2.5        --        .5        3.0         --       211.4
Interest income                                          --        --        --         --       12.6        12.6
Interest expense, net of capitalization                  --        --        --         --        2.9         2.9
Income of equity companies                               1.3       --        --        1.3         --         1.3
Income tax expense (benefit)                             1.3       3.4       5.8      10.5       (1.9)       90.4
Significant noncash charges (credits)
  Depreciation, depletion, amortization                 26.5       3.8       1.6      31.9        2.9       182.4
  Provisions for major repairs                          19.1       1.2        --      20.3         .1        24.8
  Amortization of undeveloped leases                      --        --        --        --         --         9.7
  Deferred and noncurrent income taxes                   2.6       3.5        --       6.1        8.4        28.5
Additions to property, plant, equipment                 21.0      13.5       8.4      42.9        1.1       357.5
Total assets at year-end                               506.8     151.8      83.5     742.1      154.3     2,243.8
-----------------------------------------------------------------------------------------------------------------

GEOGRAPHIC INFORMATION                                      REVENUES FROM EXTERNAL CUSTOMERS FOR THE YEAR
                                                        ------------------------------------------------------
(MILLIONS OF DOLLARS)                                   U.S.     U.K.      CANADA    ECUADOR   OTHER     TOTAL
                                                        ----     ----      -------   -------   -----     -----
1998                                              $  1,212.0     346.9      115.9      21.3     2.7    1,698.8
1997                                                 1,554.7     392.9      151.7      36.0     2.5    2,137.8
1996                                                 1,471.2     417.4       89.8      35.0     8.8    2,022.2

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
               SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

The following schedules are presented in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities," to provide users with a common base for preparing estimates of future cash flows and comparing reserves among companies. Additional background information follows concerning four of the schedules.

SCHEDULES 1 AND 2 - ESTIMATED NET PROVED OIL AND NATURAL GAS RESERVES - Reserves of crude oil, condensate, natural gas liquids and natural gas are estimated by the Company's engineers and are adjusted to reflect contractual arrangements and royalty rates in effect at the end of each year. Many assumptions and judgmental decisions are required to estimate reserves. Reported quantities are subject to future revisions, some of which may be substantial, as additional information becomes available from: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors.

The U.S. Securities and Exchange Commission defines proved reserves as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are volumes expected to be recovered as a result of additional investments for drilling new wells to offset productive units, recompleting existing wells, and/or installing facilities to collect and transport production.

Production quantities shown are net volumes withdrawn from reservoirs. These may differ from sales quantities due to inventory changes, and especially in the case of natural gas, volumes consumed for fuel and/or shrinkage from extraction of natural gas liquids.

Synthetic oil reserves in Canada are attributable to Murphy's share, after deducting estimated net profit royalty, of the Syncrude project, and include currently producing leases and the approved development of the Aurora mine. Additional reserves will be added as development progresses.

The Company has no proved reserves attributable to either long-term supply agreements with foreign governments or investees accounted for by the equity method.

SCHEDULE 4 - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES - Results of operations from exploration and production activities by geographic area are reported as if these activities were not part of an operation that also refines crude oil and sells refined products. Results of oil and gas producing activities include certain special items that are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 9 of this Form 10-K report, and should be considered in conjunction with the Company's overall performance.

SCHEDULE 6 - STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES - SFAS No. 69 requires calculation of future net cash flows using a 10% annual discount factor and year-end prices, costs and statutory tax rates, except for known future changes such as contracted prices and legislated tax rates. Future net cash flows from the Company's interest in synthetic oil are excluded.

The reported value of proved reserves is not necessarily indicative of either fair market value or present value of future cash flows because prices, costs and governmental policies do not remain static; appropriate discount rates may vary; and extensive judgment is required to estimate the timing of production. Other logical assumptions would likely have resulted in significantly different amounts. Average crude oil prices used for this calculation at December 31, 1998, were $9.50 a barrel for the United States, $9.67 for Canadian light, $6.16 for Canadian heavy, $9.77 for Canadian offshore, $10.46 for the United Kingdom and $5.20 for Ecuador. Average natural gas prices were $2.06 an MCF for the United States, $1.65 for Canada and $2.18 for the United Kingdom. Oil prices declined sharply during 1998 and remain depressed in early 1999, while U.S. natural gas sales prices began a sharp decline in early 1999.

Schedule 6 also presents the principal reasons for change in the standardized measure of discounted future net cash flows for each of the three years ended December 31, 1998.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
         SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

SCHEDULE 1 - ESTIMATED NET PROVED OIL RESERVES

                                               CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS
                                       ---------------------------------------------------------
                                                                                                      SYNTHETIC
                                        UNITED                 UNITED                                    OIL -
(MILLIONS OF BARRELS)                   STATES   CANADA*      KINGDOM      ECUADOR         TOTAL        CANADA    TOTAL
                                        ------   ------       -------      -------         -----        ------    -----
PROVED
December 31, 1995                         24.6     36.3          40.0         29.6         130.5          96.2    226.7
Revisions of previous estimates             .5       .6            .2           --           1.3           3.2      4.5
Extensions and discoveries                 4.0      3.8          14.6           --          22.4            --     22.4
Production                                (4.3)    (5.2)         (4.8)        (2.2)        (16.5)         (3.0)   (19.5)
Sales                                     (6.1)     (.3)           --           --          (6.4)           --     (6.4)
                                          ----     ----          ----         ----         -----         -----    -----
    December 31, 1996                     18.7     35.2          50.0         27.4         131.3          96.4    227.7
Revisions of previous estimates            1.6      (.4)          6.1          6.6          13.9          10.5     24.4
Improved recovery                           --       .5            --           --            .5            --       .5
Purchases                                   .2      2.1            --           --           2.3            --      2.3
Extensions and discoveries                 2.5     18.8           6.2           --          27.5            --     27.5
Production                                (3.9)    (5.8)         (5.0)        (2.9)        (17.6)         (3.4)   (21.0)
Sales                                       --     (1.3)           --           --          (1.3)           --     (1.3)
                                          ----     ----          ----         ----         -----         -----    -----
    December 31, 1997                     19.1     49.1          57.3         31.1         156.6         103.5    260.1
Revisions of previous estimates           (1.0)     6.7           5.0          2.6          13.3          15.9     29.2
Purchases                                   --      1.3            --           --           1.3            --      1.3
Extensions and discoveries                 8.0       .3            --          1.3           9.6            --      9.6
Production                                (2.8)    (6.5)         (5.6)        (2.8)        (17.7)         (3.8)   (21.5)
Sales                                      (.3)     (.1)           --           --           (.4)           --      (.4)
                                          ----     ----          ----         ----         -----         -----    -----
    December 31, 1998                     23.0     50.8          56.7         32.2         162.7         115.6    278.3
                                          ====     ====          ====         ====         =====         =====    =====
PROVED DEVELOPED
December 31, 1995                         21.3     22.4          19.5          7.8          71.0          69.9    140.9
December 31, 1996                         16.3     21.4          16.8         10.1          64.6          66.9    131.5
December 31, 1997                         15.3     22.5          18.3         20.6          76.7          70.4    147.1
December 31, 1998                         14.5     27.9          31.5         21.0          94.9          67.1    162.0

*Excludes 48.3 million barrels of crude oil to be added to reserves as development of the Hibernia and Terra Nova oil fields proceeds.

SCHEDULE 2 - ESTIMATED NET PROVED NATURAL GAS RESERVES

                                                               UNITED                     UNITED
(BILLIONS OF CUBIC FEET)                                       STATES       CANADA       KINGDOM         SPAIN    TOTAL
                                                               ------       ------       -------         -----    -----
PROVED
December 31, 1995                                               431.5        160.1          47.4           3.8    642.8
Revisions of previous estimates                                  19.8         (5.1)          2.1          (1.2)    15.6
Extensions and discoveries                                       85.0         15.6            --            --    100.6
Production                                                      (58.3)       (15.8)         (5.6)         (2.6)   (82.3)
Sales                                                           (13.6)        (3.7)           --            --    (17.3)
                                                                -----        -----         -----         -----    -----
    December 31, 1996                                           464.4        151.1          43.9            --    659.4
Revisions of previous estimates                                 (23.7)        (4.9)         (2.9)           --    (31.5)
Purchases                                                        11.1           .4            --            --     11.5
Extensions and discoveries                                       63.2         17.0            --            --     80.2
Production                                                      (79.4)       (16.4)         (4.6)           --   (100.4)
Sales                                                             (.2)        (6.8)           --            --     (7.0)
                                                                -----        -----         -----         -----    -----
    December 31, 1997                                           435.4        140.4          36.4            --    612.2
Revisions of previous estimates                                 (14.3)         (.2)          7.2            --     (7.3)
Purchases                                                          --          6.3            --            --      6.3
Extensions and discoveries                                       80.9          2.6            --            --     83.5
Production                                                      (61.9)       (17.9)         (4.5)           --    (84.3)
Sales                                                              --         (1.1)           --            --     (1.1)
                                                                -----        -----         -----         -----    -----
    December 31, 1998                                           440.1        130.1          39.1            --    609.3
                                                                =====        =====         =====         =====    =====
PROVED DEVELOPED
December 31, 1995                                               229.0        150.0          27.6           3.8    410.4
December 31, 1996                                               291.1        146.0          25.4            --    462.5
December 31, 1997                                               304.2        135.2          24.0            --    463.4
December 31, 1998                                               291.8        120.3          29.9            --    442.0

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
         SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

SCHEDULE 3 - COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND
             DEVELOPMENT ACTIVITIES

                                                                                                      SYNTHETIC
                                 UNITED                   UNITED                                          OIL -
(MILLIONS OF DOLLARS)            STATES       CANADA     KINGDOM      ECUADOR   OTHER    SUBTOTAL        CANADA       TOTAL
                                 ------       ------     -------      -------   -----    --------        ------       -----
YEAR ENDED DECEMBER 31, 1998
Property acquisition costs
  Unproved                     $   14.1          2.7          .2           --      --        17.0            --        17.0
  Proved                            3.8          1.1          --           --      --         4.9            --         4.9
                                  -----        -----       -----        -----   -----       -----         -----       -----
    Total acquisition costs        17.9          3.8          .2           --      --        21.9            --        21.9
Exploration costs                  77.6         18.3         2.6           --    21.9       120.4            --       120.4
Development costs                  25.1         69.4        68.2         10.2      --       172.9          16.4       189.3
                                  -----        -----       -----        -----   -----       -----         -----       -----
    Total capital expenditures    120.6         91.5        71.0         10.2    21.9       315.2          16.4       331.6
                                  -----        -----       -----        -----   -----       -----         -----       -----
Charged to expense
  Dry hole expense                 10.8          8.9         (.4)          --    12.2        31.5            --        31.5
  Geophysical and other costs       5.8          4.9         3.9           --     9.0        23.6            --        23.6
                                  -----        -----       -----        -----   -----       -----         -----       -----
    Total charged to expense       16.6         13.8         3.5           --    21.2        55.1            --        55.1
                                  -----        -----       -----        -----   -----       -----         -----       -----

Expenditures capitalized       $  104.0         77.7        67.5         10.2      .7       260.1          16.4       276.5
                                  =====        =====       =====        =====   =====       =====         =====       =====

YEAR ENDED DECEMBER 31, 1997
Property acquisition costs
  Unproved                     $   20.5          5.9          .2           --      --        26.6            --        26.6
  Proved                            8.2         13.9          .1           --      --        22.2            --        22.2
                                  -----        -----       -----        -----   -----       -----         -----       -----
    Total acquisition costs        28.7         19.8          .3           --      --        48.8            --        48.8
Exploration costs                  74.4         18.2        14.6           --    28.1       135.3            --       135.3
Development costs                  43.9         96.0        76.0         10.4      --       226.3          12.8       239.1
                                  -----        -----       -----        -----   -----       -----         -----       -----
    Total capital expenditures    147.0        134.0        90.9         10.4    28.1       410.4          12.8       423.2
                                  -----        -----       -----        -----   -----       -----         -----       -----
Charged to expense
  Dry hole expense                 30.9          4.5         5.7           --     7.2        48.3            --        48.3
  Geophysical and other costs      13.6          7.2         5.2           --    10.0        36.0            --        36.0
                                  -----        -----       -----        -----   -----       -----         -----       -----
    Total charged to expense       44.5         11.7        10.9           --    17.2        84.3            --        84.3
                                  -----        -----       -----        -----   -----       -----         -----       -----

Expenditures capitalized       $  102.5        122.3        80.0         10.4    10.9       326.1          12.8       338.9
                                  =====        =====       =====        =====   =====       =====         =====       =====

YEAR ENDED DECEMBER 31, 1996
Property acquisition costs
  Unproved                     $   16.9          5.7          --           --      --        22.6            --        22.6
  Proved                             --           --          --           --      --          --            --          --
                                  -----        -----       -----        -----   -----       -----         -----       -----
    Total acquisition costs        16.9          5.7          --           --      --        22.6            --        22.6
Exploration costs                 107.7         10.3        13.2           --     8.9       140.1            --       140.1
Development costs                  60.1         75.7        56.1         11.7      --       203.6           7.7       211.3
                                  -----        -----       -----        -----   -----       -----         -----       -----
    Total capital expenditures    184.7         91.7        69.3         11.7     8.9       366.3           7.7       374.0
                                  -----        -----       -----        -----   -----       -----         -----       -----
Charged to expense
  Dry hole expense                 17.3          1.7         9.5           --      --        28.5            --        28.5
  Geophysical and other costs      17.6          6.1         3.9           --     4.4        32.0            --        32.0
                                  -----        -----       -----        -----   -----       -----         -----       -----
    Total charged to expense       34.9          7.8        13.4           --     4.4        60.5            --        60.5
                                  -----        -----       -----        -----   -----       -----         -----       -----

Expenditures capitalized       $  149.8         83.9        55.9         11.7     4.5       305.8           7.7       313.5
                                  =====        =====       =====        =====   =====       =====         =====       =====

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
         SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

SCHEDULE 4 - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                                                                     SYNTHETIC
                                             UNITED            UNITED                                  OIL -
(MILLIONS OF DOLLARS)                        STATES   CANADA  KINGDOM  ECUADOR     OTHER    SUBTOTAL   CANADA    TOTAL
                                             ------   ------  -------  -------     -----    --------   ------    -----
YEAR ENDED DECEMBER 31, 1998
Revenues
  Crude oil and natural gas liquids
     Transfers to consolidated operations   $  32.4      7.1     12.3       --        --       51.8     35.4      87.2
     Sales to unaffiliated enterprises          3.2     48.3     58.0     19.1        --      128.6     17.6     146.2
  Natural gas                                 132.1     24.0     10.0       --        --      166.1       --     166.1
                                           --------    -----    -----     ----     -----      -----    -----     -----
       Total oil and gas revenues             167.7     79.4     80.3     19.1        --      346.5     53.0     399.5
  Other operating revenues/1/                  11.4      2.7     14.8      2.2       2.7       33.8      (.1)     33.7
                                           --------    -----    -----     ----     -----      -----    -----     -----
       Total revenues                         179.1     82.1     95.1     21.3       2.7      380.3     52.9     433.2
                                           --------    -----    -----     ----     -----      -----    -----     -----
Costs and expenses
  Production costs                             43.6     34.3     35.7      7.0        --      120.6     34.5     155.1
  Exploration costs charged to expense         16.6     13.8      3.5       --      21.2       55.1       --      55.1
  Undeveloped lease amortization                6.7      3.8       --       --        --       10.5       --      10.5
  Depreciation, depletion and amortization     66.0     37.8     42.9     10.2        --      156.9      6.2     163.1
  Impairment of long-lived assets              29.9     10.1     24.3       --      15.1       79.4       --      79.4
  Cancellation of a drilling rig contract        --      7.2       --       --        --        7.2       --       7.2
  Selling and general expenses                 15.7      6.0      3.6       .1       1.4       26.8       .1      26.9
                                           --------    -----    -----     ----     -----      -----    -----     -----
       Total costs and expenses               178.5    113.0    110.0     17.3      37.7      456.5     40.8     497.3
                                           --------    -----    -----     ----     -----      -----    -----     -----
                                                 .6    (30.9)   (14.9)     4.0     (35.0)     (76.2)    12.1     (64.1)
Income tax expense (benefit)                    (.1)   (15.2)    (1.6)     (.8)       .1      (17.6)     3.9     (13.7)
                                           --------    -----    -----     ----     -----      -----    -----     -----
       Results of operations/2/             $    .7    (15.7)   (13.3)     4.8     (35.1)     (58.6)     8.2     (50.4)
                                           ========    =====    =====     ====     =====      =====    =====     =====

YEAR ENDED DECEMBER 31, 1997
Revenues
  Crude oil and natural gas liquids
     Transfers to consolidated operations   $  64.1     13.7       --       --        --       77.8     46.8     124.6
     Sales to unaffiliated enterprises         10.8     57.9     95.3     34.7        --      198.7     21.1     219.8
  Natural gas                                 196.7     22.1     12.2       --        --      231.0       --     231.0
                                           --------    -----    -----     ----     -----      -----    -----     -----
       Total oil and gas revenues             271.6     93.7    107.5     34.7        --      507.5     67.9     575.4
  Other operating revenues/3/                   3.2     24.0     14.1      1.3       2.5       45.1       --      45.1
                                           --------    -----    -----     ----     -----      -----    -----     -----
       Total revenues                         274.8    117.7    121.6     36.0       2.5      552.6     67.9     620.5
                                           --------    -----    -----     ----     -----      -----    -----     -----
Costs and expenses
  Production costs                             43.5     39.2     32.5     11.0        --      126.2     38.6     164.8
  Exploration costs charged to expense         44.5     11.7     10.9       --      17.2       84.3       --      84.3
  Undeveloped lease amortization                6.7      3.6       .1       --        .1       10.5       --      10.5
  Depreciation, depletion and amortization     79.4     31.4     43.7     11.4        --      165.9      6.5     172.4
  Impairment of long-lived assets               7.7     20.4       --       --        --       28.1       --      28.1
  Selling and general expenses                 14.3      5.2      2.7       .2       1.4       23.8       .1      23.9
                                           --------    -----    -----     ----     -----      -----    -----     -----
       Total costs and expenses               196.1    111.5     89.9     22.6      18.7      438.8     45.2     484.0
                                           --------    -----    -----     ----     -----      -----    -----     -----
                                               78.7      6.2     31.7     13.4     (16.2)     113.8     22.7     136.5
Income tax expense (benefit)                   27.2      1.4     15.4     (1.1)       .1       43.0      8.4      51.4
                                           --------    -----    -----     ----     -----      -----    -----     -----
       Results of operations/2/             $  51.5      4.8     16.3     14.5     (16.3)      70.8     14.3      85.1
                                           ========    =====    =====     ====     =====      =====    =====     =====

/1/ Includes pretax gains of $4 from modification of a U.K. long-term sales contract and $2.4 from recovery on a 1996 contract modification in Ecuador.
/2/  Excludes corporate overhead and interest.
/3/ Includes pretax gains of $20.7 from sale of Canadian properties and $1.6 from recovery on a 1996 contract modification in Ecuador.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
         SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

SCHEDULE 4 - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

                                                                                                    SYNTHETIC
                                             UNITED            UNITED                                 OIL -
(MILLIONS OF DOLLARS)                        STATES   CANADA  KINGDOM  ECUADOR     OTHER   SUBTOTAL   CANADA     TOTAL
                                             ------   ------  -------  -------     -----   --------   ------     -----
YEAR ENDED DECEMBER 31, 1996
Revenues
  Crude oil and natural gas liquids
     Transfers to consolidated operations   $  71.8     57.6     34.4       --        --      163.8     44.6     208.4
     Sales to unaffiliated enterprises         14.3     24.0     67.7     35.0        --      141.0     18.7     159.7
  Natural gas                                 147.1     17.3     14.4       --       7.8      186.6       --     186.6
                                           --------    -----    -----     ----     -----      -----    -----     -----
       Total oil and gas revenues             233.2     98.9    116.5     35.0       7.8      491.4     63.3     554.7
  Other operating revenues/1/                  32.0      5.0     14.5       --       1.0       52.5       --      52.5
                                           --------    -----    -----     ----     -----      -----    -----     -----
       Total revenues                         265.2    103.9    131.0     35.0       8.8      543.9     63.3     607.2
                                           --------    -----    -----     ----     -----      -----    -----     -----
Costs and expenses
  Production costs                             45.4     30.8     34.7     10.9        .7      122.5     38.0     160.5
  Exploration costs charged to expense         34.9      7.8     13.4       --       4.4       60.5       --      60.5
  Undeveloped lease amortization                6.5      3.0       .1       --        .1        9.7       --       9.7
  Depreciation, depletion and amortization     60.5     25.2     40.8      8.9       6.6      142.0      5.6     147.6
  Selling and general expenses                 12.7      5.2      3.0       .2       1.3       22.4       .1      22.5
  Loss from modifications to foreign
    crude oil contracts                          --       --       --      8.8      (8.2)        .6       --        .6
                                           --------    -----    -----     ----     -----      -----    -----     -----
       Total costs and expenses               160.0     72.0     92.0     28.8       4.9      357.7     43.7     401.4
                                           --------    -----    -----     ----     -----      -----    -----     -----
                                              105.2     31.9     39.0      6.2       3.9      186.2     19.6     205.8
Income tax expense                             37.1     11.3     24.3      1.2        .4       74.3      7.5      81.8
                                           --------    -----    -----     ----     -----      -----    -----     -----
       Results of operations/2/             $  68.1     20.6     14.7      5.0       3.5      111.9     12.1     124.0
                                           ========    =====    =====     ====     =====      =====    =====     =====

/1/ Includes pretax gain of $27.9 on sale of U.S. onshore properties. /2/ Excludes corporate overhead and interest.

SCHEDULE 5 - CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                                                                                          SYNTHETIC
                                             UNITED                 UNITED                                   OIL -
(MILLIONS OF DOLLARS)                        STATES    CANADA      KINGDOM   ECUADOR    OTHER    SUBTOTAL   CANADA     TOTAL
                                             ------    ------      -------   -------    -----    --------   ------     -----
DECEMBER 31, 1998
Unproved oil and gas properties            $  102.4     31.8          1.3        --     20.3       155.8       --       155.8
Proved oil and gas properties               1,536.1    755.5/1/     836.0     199.5       --     3,327.1    140.8     3,467.9
                                          ---------   ------       ------    ------    -----    --------    -----    --------
    Gross capitalized costs                 1,638.5    787.3        837.3     199.5     20.3     3,482.9    140.8     3,623.7
Accumulated depreciation,
 depletion and amortization
  Unproved oil and gas properties             (50.7)   (18.2)        (1.0)       --    (19.1)      (89.0)      --       (89.0)
  Proved oil and gas properties/2/         (1,250.4)  (317.8)/1/   (585.6)   (145.1)      --    (2,298.9)   (23.1)   (2,322.0)
                                          ---------   ------       ------    ------    -----    --------    -----    --------
    Net capitalized costs                  $  337.4    451.3        250.7      54.4      1.2     1,095.0    117.7     1,212.7
                                          =========   ======       ======    ======    =====    ========    =====    ========
DECEMBER 31, 1997
Unproved oil and gas properties            $   96.8     32.9          4.3        --     19.6       153.6       --       153.6
Proved oil and gas properties               1,468.9    732.9/1/     764.5     189.3       --     3,155.6    133.6     3,289.2
                                          ---------   ------       ------    ------    -----    --------    -----    --------
    Gross capitalized costs                 1,565.7    765.8        768.8     189.3     19.6     3,309.2    133.6     3,442.8
Accumulated depreciation,
 depletion and amortization
  Unproved oil and gas properties             (47.0)   (18.2)        (1.0)       --     (4.0)      (70.2)      --       (70.2)
  Proved oil and gas properties/2/         (1,185.6)  (295.0)/1/   (520.0)   (134.9)      --    (2,135.5)   (18.8)   (2,154.3)
                                          ---------   ------       ------    ------    -----    --------    -----    --------
    Net capitalized costs                  $  333.1    452.6        247.8      54.4     15.6     1,103.5    114.8     1,218.3
                                          =========   ======       ======    ======    =====    ========    =====    ========

/1/ Includes net costs of $276.3 in 1998 and $249 in 1997 related to the Hibernia and Terra Nova oil fields.
/2/ Does not include reserve for dismantlement costs of $154.7 in 1998 and $153 in 1997.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
         SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

SCHEDULE 6 - STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING
             TO PROVED OIL AND GAS RESERVES/1/

                                                        UNITED                    UNITED
(MILLIONS OF DOLLARS)                                   STATES       CANADA/2/    KINGDOM     ECUADOR      TOTAL
                                                        ------       ---------    -------     -------      -----
DECEMBER 31, 1998
Future cash inflows                                   $ 1,120.5        647.6        667.2      167.2      2,602.5
Future development costs                                 (182.7)      (177.5)       (64.6)     (14.9)      (439.7)
Future production and abandonment costs                  (361.1)      (269.9)      (372.6)     (93.9)    (1,097.5)
Future income taxes                                      (139.0)       (28.3)       (23.6)       (.6)      (191.5)
                                                      ---------       ------       ------     ------     --------
   Future net cash flows                                  437.7        171.9        206.4       57.8        873.8
10% annual discount for estimated timing of
 cash flows                                              (138.1)       (74.3)       (56.4)     (23.1)      (291.9)
                                                      ---------       ------       ------     ------     --------
   Standardized measure of discounted future
      net cash flows                                  $   299.6         97.6        150.0       34.7        581.9
                                                      =========       ======       ======     ======     ========

DECEMBER 31, 1997
Future cash inflows                                   $ 1,487.7        769.6        972.0      366.3      3,595.6
Future development costs                                 (154.6)      (253.1)      (104.2)     (49.7)      (561.6)
Future production and abandonment costs                  (348.5)      (296.3)      (356.3)    (111.4)    (1,112.5)
Future income taxes                                      (286.0)        (6.8)      (145.7)     (26.7)      (465.2)
                                                      ---------       ------       ------     ------     --------
   Future net cash flows                                  698.6        213.4        365.8      178.5      1,456.3
10% annual discount for estimated timing of
 cash flows                                              (214.7)      (115.2)      (104.0)     (59.4)      (493.3)
                                                      ---------       ------       ------     ------     --------
   Standardized measure of discounted future
      net cash flows                                  $   483.9         98.2        261.8      119.1        963.0
                                                      =========       ======       ======     ======     ========

/1/Excludes future net cash flows from synthetic oil of $64.1 at December 31,
   1998, and $461.5 at December 31, 1997.
/2/Excludes future net cash flows attributable to 48.3 million barrels of crude oil to be added to reserves as development of the Hibernia and Terra Nova oil fields proceeds.

Following are the principal sources of change in the standardized measure of discounted future net cash flows for the years shown.

(MILLIONS OF DOLLARS)                                                           1998          1997        1996
                                                                                ----          ----        ----
Net changes in prices, production costs and development costs               $ (894.8)     (1,437.3)       643.2
Sales and transfers of oil and gas produced, net of production costs          (132.3)       (230.8)      (324.9)
Net change due to extensions and discoveries                                   125.4         278.6        450.8
Net change due to purchases and sales of proved reserves                         4.5          17.4       (121.4)
Development costs incurred                                                     165.4         214.2        201.5
Accretion of discount                                                          129.0         217.6        115.6
Revisions of previous quantity estimates                                        30.7          55.0         54.8
Net change in income taxes                                                     191.0         327.3       (352.2)
                                                                            --------      --------      -------
  Net increase (decrease)                                                     (381.1)       (558.0)       667.4
Standardized measure at January 1                                              963.0       1,521.0        853.6
                                                                            --------      --------      -------
  Standardized measure at December 31                                       $  581.9         963.0      1,521.0
                                                                            ========      ========      =======

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

                                                         FIRST      SECOND     THIRD     FOURTH
(MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)          QUARTER     QUARTER   QUARTER   QUARTER      YEAR
                                                        -------     -------   -------   -------      ----
YEAR ENDED DECEMBER 31, 1998/1/
Sales and other operating revenues/2/                  $   439.8      447.8     432.2    374.7     1,694.5
Income (loss) before income taxes                           24.8       36.9      15.4    (85.4)       (8.3)
Net income (loss)                                           15.5       22.2       9.0    (61.1)      (14.4)
Net income (loss) per Common share - basic                   .35        .49       .20    (1.36)       (.32)
Net income (loss) per Common share - diluted                 .35        .49       .20    (1.36)       (.32)
Cash dividends per Common share                              .35        .35       .35      .35        1.40
Market Price/3/
   High                                                  54 7/16   53 11/16  51 15/16  42 5/16     54 7/16
   Low                                                   47 7/16   48 1/8    34 1/2    36 3/16     34 1/2

YEAR ENDED DECEMBER 31, 1997/1/
Sales and other operating revenues/2/                  $   507.4      506.7     555.5    563.8     2,133.4
Income before income taxes                                  53.4       42.8      64.3     51.2       211.7
Net income                                                  30.6       27.6      42.3     31.9       132.4
Net income per Common share - basic                          .68        .62       .94      .71        2.95
Net income per Common share - diluted                        .68        .61       .94      .71        2.94
Cash dividends per Common share                             .325       .325       .35      .35        1.35
Market Price/3/
   High                                                   54 1/4   49 1/4    58 13/16  62 9/16     62 9/16
   Low                                                    46       43        48 3/4    53 5/16     43

/1/The effects of special gains (losses) on quarterly net income are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 and 13 of this Form 10-K report. Quarterly totals, in millions of dollars, and the effect per Common share of these special items are shown in the following table.

                              First         Second    Third    Fourth
                             Quarter       Quarter   Quarter   Quarter    Year
   1998
   ----
   Quarterly totals              $ --         4.2        --     (62.1)  (57.9)
   Per Common share - basic        --         .09        --     (1.38)  (1.29)
   Per Common share - diluted      --         .09        --     (1.38)  (1.29)

   1997
   ----
   Quarterly totals                --          --       (.1)       .2      .1
   Per Common share - basic        --          --        --        --      --
   Per Common share - diluted      --          --        --        --      --

/2/Amounts for 1997 and the first three quarters of 1998 have been restated to conform to presentation for the year ended December 31, 1998.
/3/Market prices of Common Stock are as quoted on the New York Stock Exchange.