Form 10-Q
period 1999-03-31
MURPHY OIL CORP /DE
filed 1999-05-11
CIK 717423

==============================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      (Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 1999

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

                                                  [X] Yes    No


Number of shares of Common Stock, $1.00 par value, outstanding at March 31, 1999, was 44,958,766.

==============================================================================

PART I - FINANCIAL INFORMATION

           Murphy Oil Corporation and Consolidated Subsidiaries
                        CONSOLIDATED BALANCE SHEETS
                          (Thousands of dollars)

                                                    (unaudited)
                                                     March 31,   December 31,
                                                       1999          1998
                                                     ---------   ------------
ASSETS
Current assets
  Cash and cash equivalents                         $   15,512         28,271
  Accounts receivable, less allowance for
   doubtful accounts of $11,045 in 1999
   and $11,048 in 1998                                 243,584        233,906
  Inventories
    Crude oil and blend stocks                          73,935         41,090
    Finished products                                   58,128         49,714
    Materials and supplies                              37,132         38,973
  Prepaid expenses                                      31,847         32,292
  Deferred income taxes                                 14,461         13,120
                                                     ---------      ---------
      Total current assets                             474,599        437,366

Property, plant and equipment, at cost less
 accumulated depreciation, depletion and
 amortization of $3,009,016 in 1999 and
 $2,985,854 in 1998                                  1,684,130      1,662,362
Deferred charges and other assets                       62,755         64,691
                                                     ---------      ---------
      Total assets                                  $2,221,484      2,164,419
                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt              $        4          5,951
  Notes payable                                              -          1,961
  Accounts payable and accrued liabilities             341,557        349,887
  Income taxes                                          23,911         22,951
                                                     ---------      ---------
      Total current liabilities                        365,472        380,750

Notes payable                                          303,048        189,705
Nonrecourse debt of a subsidiary                       144,827        143,768
Deferred income taxes                                  134,846        124,543
Reserve for dismantlement costs                        153,971        154,686
Reserve for major repairs                               18,116         43,519
Deferred credits and other liabilities                 147,174        149,215

Stockholders' equity
  Cumulative Preferred Stock, par $100, authorized
   400,000 shares, none issued                               -              -
  Common Stock, par $1.00, authorized 80,000,000
   shares, issued 48,775,314 shares                     48,775         48,775
  Capital in excess of par value                       510,185        510,116
  Retained earnings                                    522,767        545,199
  Accumulated other comprehensive income - foreign
   currency translation                                (25,748)       (23,520)
  Unamortized restricted stock awards                   (2,189)        (2,361)
  Treasury stock, 3,816,548 shares of Common Stock
   in 1999, 3,824,838 shares in 1998, at cost          (99,760)       (99,976)
                                                     ---------      ---------
      Total stockholders' equity                       954,030        978,233
                                                     ---------      ---------
      Total liabilities and stockholders' equity    $2,221,484      2,164,419
                                                     =========      =========

See Notes to Consolidated Financial Statements, page 4.

The Exhibit Index is on page 15.

           Murphy Oil Corporation and Consolidated Subsidiaries
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (Thousands of dollars, except per share amounts)

                                                           Three Months Ended
                                                                March 31,
                                                        ---------------------
                                                           1999          1998*
                                                        -------       -------
REVENUES
Crude oil and natural gas sales                        $ 84,063        80,501
Petroleum product sales                                 205,147       338,319
Other operating revenues                                 13,669        20,939
Interest and other nonoperating revenues                  1,387           892
                                                        -------       -------
  Total revenues                                        304,266       440,651
                                                        -------       -------

COSTS AND EXPENSES
Crude oil, products and related operating expenses      220,015       329,421
Exploration expenses, including undeveloped lease
 amortization                                            26,339        18,054
Selling and general expenses                             16,526        16,768
Depreciation, depletion and amortization                 46,595        50,272
Provision for reduction in force                          1,513             -
Interest expense                                          5,616         3,876
Interest capitalized                                     (1,145)       (2,550)
                                                        -------       -------
  Total costs and expenses                              315,459       415,841
                                                        -------       -------

Income (loss) before income taxes                       (11,193)       24,810
Federal and state income tax expense (benefit)           (3,006)        7,733
Foreign income tax expense (benefit)                     (1,489)        1,536
                                                        -------       -------

NET INCOME (LOSS)                                      $ (6,698)       15,541
                                                        =======       =======

Net income (loss) per Common share - basic             $   (.15)          .35
                                                        =======       =======

Net income (loss) per Common share - diluted           $   (.15)          .35
                                                        =======       =======

Cash dividends per Common share                        $    .35           .35
                                                        =======       =======

Average Common shares outstanding - basic            44,955,013    44,940,128

Average Common shares outstanding - diluted          44,955,013    45,016,395

*Revenues have been reclassified to conform to 1999 presentation.


           Murphy Oil Corporation and Consolidated Subsidiaries
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                          (Thousands of dollars)

                                                           Three Months Ended
                                                                March 31,
                                                        ---------------------
                                                           1999          1998
                                                        -------       -------
Net income (loss)                                      $ (6,698)       15,541
Other comprehensive income - net gain (loss)
 from foreign currency translation                       (2,228)        6,379
                                                        -------       -------
COMPREHENSIVE INCOME (LOSS)                            $ (8,926)       21,920
                                                        =======       =======

See Notes to Consolidated Financial Statements, page 4.

           Murphy Oil Corporation and Consolidated Subsidiaries
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (Thousands of dollars)

                                                           Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                           1999          1998
                                                        -------       -------
OPERATING ACTIVITIES
Net income (loss)                                      $ (6,698)       15,541
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities
  Depreciation, depletion and amortization               46,595        50,272
  Provisions for major repairs                            2,416         5,526
  Expenditures for major repairs and
   dismantlement costs                                  (28,316)       (6,126)
  Exploratory expenditures charged against income        23,720        15,337
  Amortization of undeveloped leases                      2,619         2,717
  Deferred and noncurrent income tax charges              7,820         3,732
  Pretax gains from disposition of assets                   (61)         (484)
  Other - net                                             3,311         2,368
                                                        -------       -------
                                                         51,406        88,883
  Net increase in operating working capital
   other than cash and cash equivalents                 (57,362)      (19,730)
  Other adjustments related to operating activities      (3,471)       (5,806)
                                                        -------       -------
    Net cash provided (required) by operating
     activities                                          (9,427)       63,347
                                                        -------       -------

INVESTING ACTIVITIES
Capital expenditures requiring cash                     (94,165)     (102,039)
Proceeds from sale of property, plant and equipment         984         1,213
Other investing activities - net                           (593)       (2,296)
                                                        -------      --------
    Net cash required by investing activities           (93,774)     (103,122)
                                                        -------       -------

FINANCING ACTIVITIES
Increase in notes payable                               111,382        44,982
Increase (decrease) in nonrecourse debt of
 a subsidiary                                            (4,888)        2,341
Sale of treasury shares under employee stock
 purchase plan                                              226           184
Cash dividends paid                                     (15,734)      (15,733)
                                                        -------       -------
    Net cash provided by financing activities            90,986        31,774
                                                        -------       -------

Effect of exchange rate changes on cash and
 cash equivalents                                          (544)           25
                                                        -------       -------

Net decrease in cash and cash equivalents               (12,759)       (7,976)
Cash and cash equivalents at January 1                   28,271        24,288
                                                        -------       -------

Cash and cash equivalents at March 31                 $  15,512        16,312
                                                        =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid, net of refunds                $  (3,821)       10,188

Interest paid, net of amounts capitalized                 3,004           711

See Notes to Consolidated Financial Statements, page 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 3 of this Form 10-Q report.

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 1998. In the opinion of Murphy's management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company's financial position at March 31, 1999, and the results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company's 1998 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three months ended March 31, 1999, are not necessarily indicative of future results.

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

Under the Company's accounting policies, a liability for an environmental obligation is recorded when an obligation is probable and the cost can be reasonably estimated. If there is a range of reasonably estimated costs, the most likely amount will be recorded, or if no amount is most likely, the minimum of the range is used. Recorded liabilities are reviewed quarterly. Actual cash expenditures often occur one or more years after a liability is recognized.

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

The Company has received notices from the U.S. Environmental Protection Agency
(EPA) that it is currently considered a Potentially Responsible Party (PRP) at three Superfund sites and has also been assigned responsibility by defendants at another Superfund site. The potential total cost to all parties to perform necessary remedial work at these sites may be substantial. Based on currently available information, the Company has reason to believe that it is a "de minimus" party as to ultimate responsibility at the four sites. The Company does not expect that its related remedial costs will be material to its financial condition or its results of operations, and it has not provided a reserve for remedial costs on Superfund sites. Additional information may become known in the future that would alter this assessment, including any requirement to bear a pro rata share of costs attributable to nonparticipating PRPs or indications of additional responsibility by the Company.

Following a compliance inspection in 1998, Murphy's Superior, Wisconsin refinery received notices of violations of the Clean Air Act from the EPA. Although the penalty amounts were not listed, the statutes involved provide for rates of up to $27,500 per day of violation. The Company believes it has valid defenses to the allegations and plans a vigorous defense. The Company does not believe that this or other known environmental matters will have a material adverse effect on its financial condition. There is the possibility that expenditures could be required at currently unidentified sites, and new or revised regulatory requirements could necessitate additional expenditures at known sites. Such expenditures could materially affect the results of operations in a future period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that recoveries from other sources will occur, the Company has not recognized a benefit for likely recoveries at March 31, 1999.

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

The Company and its subsidiaries are engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business and none of which is considered material. In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 1999, the Company had contingent liabilities of $43.7 million on outstanding letters of credit and $25.5 million under certain financial guarantees.

NOTE D - DERIVATIVE INSTRUMENTS

Murphy uses derivative instruments on a limited basis to manage certain risks related to interest rates, foreign currency exchange rates and commodity prices. Instruments that reduce the exposure of assets, liabilities or anticipated transactions to interest rate, currency or price risks are accounted for as hedges. Gains or losses on derivatives that cease to qualify as hedges are recognized in income or expense. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company's senior management. The Company does not hold any derivatives for trading purposes, and it does not use derivatives with leveraged or complex features. Counterparties to derivative instruments are either creditworthy major financial institutions or national exchanges.

At March 31, 1999 and 1998, Murphy had interest rate swap agreements with notional amounts totaling $100 million that serve to convert an equal amount of variable rate long-term debt to fixed rates. The swaps mature in 2002 and 2004. The swaps require Murphy to pay a weighted-average interest rate of 6.46% over their composite lives and to receive a variable rate, which averaged 4.98% at March 31, 1999. Using the accrual/settlement method of accounting, the Company records the net amount to be received or paid under the swap agreements as part of "Interest Expense" in the Consolidated Statements of Income. If the Company terminates an interest rate swap prior to maturity, any cash paid or received as settlement would be deferred and recognized as an adjustment to "Interest Expense" over the shorter of the remaining life of the debt or the remaining contractual life of the swap.

The Company periodically uses crude oil swap agreements to reduce a portion of the financial exposure of its U.S. refineries to crude oil price movements. Unrealized gains or losses on such swap contracts are generally deferred and recognized in connection with the associated crude oil purchase. If conditions indicate that the market price of finished products would not allow for recovery of the costs of the finished products, including any unrealized loss on the crude oil swap, a liability is provided for the nonrecoverable portion of the unrealized swap loss. The Company records pretax operating results associated with crude oil swaps in "Crude Oil, Products and Related Operating Expenses" in the Consolidated Statements of Income. At March 31, 1999, the Company was a party to crude oil swap agreements for a total notional volume of one million barrels that mature in 2002. At termination, the swaps require Murphy to pay an average crude oil

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE D - DERIVATIVE INSTRUMENTS (CONTD.)

price of $16.29 a barrel and to receive the average of the near-month NYMEX West Texas Intermediate (WTI) crude oil prices during the three-month maturity period. No crude oil swaps were outstanding at March 31, 1998.

At March 31, 1998, the Company had a forward foreign currency exchange contract that served to fix the U.S. dollar cost for Canadian dollar nonrecourse debt associated with the Company's investment in the Syncrude project. The currency exchange contract matured and the related debt was retired in December 1998. During the life of the contract, the Company recorded the unrealized difference between the contract exchange rate and the actual exchange rate in the Consolidated Balance Sheet as an adjustment to "Nonrecourse Debt of a Subsidiary" with the offset to "Accumulated Other Comprehensive Income."

NOTE E - EARNINGS PER SHARE

Net income (loss) was used as the numerator in computing both basic and diluted income (loss) per Common share for the three months ended March 31, 1999 and 1998. Reconciliations of the weighted-average shares outstanding for these computations are shown in the following table.

    -----------------------------------------------------------------
    Reconciliation of Shares Outstanding           Three Months Ended
                                                             March 31,
    -----------------------------------------------------------------
    (Weighted average shares)                       1999         1998
    -----------------------------------------------------------------
    Basic method . . . . . . . . . . . . . .  44,955,013   44,940,128
    Dilutive stock options . . . . . . . . .           -       76,267
    -----------------------------------------------------------------
    Diluted method                            44,955,013   45,016,395
    =================================================================

The computation of 1999 diluted earnings per share in the preceding table did not consider any of the 1,371,839 shares of outstanding stock options at March 31, 1999, because the effects of these options would have reduced the Company's loss per share. In the 1998 period, 393,000 shares of the total 1,071,689 shares of outstanding stock options at the period-end were not considered in the computation of diluted earnings per share because the effects of these options would have improved the Company's earnings per share. Such options outstanding at March 31, 1999, had exercise prices ranging from $34.55 to $65.49 a share (with an average of $45.69 a share) and remaining lives of .8 to 9.8 years (with an average of 7.9 years).

NOTE F - PROVISION FOR REDUCTION IN FORCE

In early 1999, the Company offered enhanced voluntary retirement benefits to eligible exploration, production and administrative employees in its New Orleans and Calgary offices and severed certain other employees. As a result of this reduction in force, the Company recorded a "Provision for Reduction in Force" of $1.5 million, $1 million after taxes, in the Consolidated Statement of Income for the three months ended March 31, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE G - BUSINESS SEGMENTS

                                            Three Mos. Ended March 31, 1999
                             Total Assets   -------------------------------
                              at March 31,    External   Interseg.   Income
(Millions of dollars)                1999     Revenues    Revenues   (Loss)
---------------------------------------------------------------------------
Exploration and production*
  United States                  $  394.6         32.9         7.4     (4.7)
  Canada                            622.1         26.7         8.3       .2
  United Kingdom                    308.8         23.1           -      1.5
  Ecuador                            59.6          4.7           -      1.0
  Other                               9.7           .6           -     (1.2)
---------------------------------------------------------------------------
    Total                         1,394.8         88.0        15.7     (3.2)
---------------------------------------------------------------------------
Refining, marketing and
 transportation
  United States                     477.6        162.6         1.0        -
  United Kingdom                    193.8         45.9           -      1.3
  Canada                             58.5          6.4          .1      1.6
---------------------------------------------------------------------------
    Total                           729.9        214.9         1.1      2.9
---------------------------------------------------------------------------
    Total operating segments      2,124.7        302.9        16.8      (.3)
Corporate and other                  96.8          1.4           -     (6.4)
---------------------------------------------------------------------------
    Total consolidated           $2,221.5        304.3        16.8     (6.7)
===========================================================================

                                            Three Mos. Ended March 31, 1998
                                            -------------------------------
                                              External   Interseg.   Income
(Millions of dollars)                         Revenues    Revenues   (Loss)
---------------------------------------------------------------------------
Exploration and production*
  United States                                $  41.9        10.3      7.0
  Canada                                          19.6        11.6       .5
  United Kingdom                                  21.9           -       .6
  Ecuador                                          5.7           -      1.4
  Other                                             .8           -     (3.5)
---------------------------------------------------------------------------
    Total                                         89.9        21.9      6.0
---------------------------------------------------------------------------
Refining, marketing and
 transportation
  United States                                  268.8          .5      6.0
  United Kingdom                                  74.1           -      4.5
  Canada                                           7.0           -      1.9
---------------------------------------------------------------------------
    Total                                        349.9          .5     12.4
---------------------------------------------------------------------------
    Total operating segments                     439.8        22.4     18.4
Corporate and other                                 .9           -     (2.9)
---------------------------------------------------------------------------
    Total consolidated                         $ 440.7        22.4     15.5
===========================================================================

*Additional details about results of operations are presented in the tables on page 13.

NOTE H - SUBSEQUENT EVENTS

In April 1999, the Company sold $250 million of 7.05% notes due in 2029. The Company will use the net proceeds of approximately $247 million from these notes to repay outstanding indebtedness under existing credit facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Murphy's loss before special items in the first quarter of 1999 totaled $5.7 million, $.13 a diluted share, compared to net income of $15.5 million, $.35 a diluted share, in the first quarter a year ago. The net loss in the current quarter totaled $6.7 million, $.15 a diluted share, and included an after-tax charge of $1 million, $.02 a diluted share, for a reduction in force.

The Company's worldwide downstream operations earned $2.9 million in the current quarter compared to $12.4 million a year ago, as margins in both the United States and the United Kingdom were under pressure throughout the quarter. Exploration and production operations reported a loss of $3.2 million in the current quarter compared to earnings of $6 million a year ago, with an 18% increase in crude oil production more than offset by a 9% decline in average worldwide crude oil sales prices, a 21% reduction in U.S. natural gas sales prices and a 45% increase in exploration expenses.

Exploration and production operations in the United States reported a loss of $4.7 million compared to earnings of $7 million in the first quarter of 1998. Operations in Canada earned $.2 million compared to $.5 million a year ago, and U.K. operations earned $1.5 million in the current quarter, up from $.6 million. Operations in Ecuador earned $1 million in the first quarter of 1999 compared to $1.4 million a year ago. Other international operations reported a loss of $1.2 million compared to a $3.5 million loss a year earlier. The Company's worldwide crude oil and condensate sales prices averaged $10.57 a barrel in the current quarter compared to $11.65 a year ago. Crude oil and condensate prices averaged $11.70 a barrel in the United States and $10.92 in the United Kingdom, decreases of 20% and 22%, respectively. In Canada, sales prices averaged $11.31 a barrel for light oil, down 15%; $8.25 for heavy oil, up 61%; $12.38 for offshore oil, down 5%; and $12.62 for synthetic oil, down 18%. The average sales price in Ecuador was $7.06 a barrel, down 19%. Total crude oil and gas liquids production averaged 63,555 barrels a day compared to 54,059 in the first quarter of 1998. The increase was due to production from new fields in the United Kingdom and Canada and higher synthetic oil production in Canada. Natural gas sales prices in the United States averaged $1.84 a thousand cubic feet (MCF) in the current quarter compared to $2.33 a year ago. Natural gas sales prices in Canada averaged $1.55 an MCF, an increase of 40%. Total natural gas sales averaged 251 million cubic feet a day compared to 249 million a year ago. Sales of natural gas in the United States averaged 177 million cubic feet a day, down from 189 million in the first quarter of 1998. Canadian natural gas sales averaged 54 million cubic feet a day in the current quarter, up 17%. Exploration expenses totaled
$26.3 million in the current quarter compared to $18.1 million a year ago.
The tables on page 13 provide additional details of the results of exploration and production operations for the first quarter of each year.

Refining, marketing and transportation operations in the United States broke even during the first quarter of 1999 compared to earning $6 million a year ago. Operations in the United Kingdom earned $1.3 million in the current quarter compared to $4.5 million in the first quarter of 1998. Earnings from purchasing, transporting and reselling crude oil in Canada were $1.6 million in the current quarter compared to $1.9 million in the first quarter of 1998. Refinery crude runs were 91,213 barrels a day compared to 167,031 in the first quarter of 1998, and refined product sales were 117,398 barrels a day in 1999, down from 174,027 a year ago. Crude runs and product sales for the current quarter were both adversely affected by a scheduled turnaround at the Company's Meraux, Louisiana refinery.

Corporate activities, which include interest income and expense and corporate overhead not allocated to operating functions, reflected a loss before special items of $5.4 million in the current quarter compared to a loss of $2.9 million in the first quarter of 1998. The increased loss was primarily due to higher interest expense net of amounts capitalized.

FINANCIAL CONDITION

Net cash required by operating activities was $9.4 million for the first three months of 1999 compared to $63.3 million of cash provided for the same period in 1998. Changes in operating working capital other than cash and cash equivalents required cash of $57.4 million in the first quarter of 1999 and $19.7 million in the 1998 period. The cash results from operating activities were also reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $28.3 million, including $26.1 million for the Meraux refinery turnaround, in the current quarter compared to $6.1 million a year ago.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

FINANCIAL CONDITION (CONTD.)

In addition to the turnaround expenditures in 1999, predominant uses of cash in both years were for capital expenditures (which, including amounts expensed, are summarized in the following table) and for dividends of $15.7 million.

   ------------------------------------------------------------------------
   Capital Expenditures                         Three Months Ended March 31,
   ------------------------------------------------------------------------
   (Millions of dollars)                                     1999      1998
   ------------------------------------------------------------------------
   Exploration and production  . . . . . . . . . . . . .    $81.4      92.7
   Refining, marketing and transportation  . . . . . . .     12.5       9.0
   Corporate and other . . . . . . . . . . . . . . . . .       .3        .3
   ------------------------------------------------------------------------
                                                            $94.2     102.0
   ========================================================================

Working capital at March 31, 1999 was $109.1 million, up $52.5 million from December 31, 1998. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $39.7 million below current costs at March 31, 1999.

At March 31, 1999, notes payable of $303.1 million were up $113.4 million due to additional borrowing for certain oil and gas development projects and other corporate uses. Long-term nonrecourse debt of a subsidiary was $144.8 million, up slightly from December 31, 1998 due to changes in foreign currency exchange rates. A summary of capital employed at March 31, 1999 and December 31, 1998 follows.

   ------------------------------------------------------------------------
   Capital Employed                       March 31, 1999      Dec. 31, 1998
   ------------------------------------------------------------------------
   (Millions of dollars)                    Amount     %       Amount     %
   ------------------------------------------------------------------------
   Notes payable  . . . . . . . . . . .   $  303.1    22        189.7    14
   Nonrecourse debt of a subsidiary . .      144.8    10        143.8    11
   Stockholders' equity . . . . . . . .      954.0    68        978.2    75
   ------------------------------------------------------------------------
                                          $1,401.9   100      1,311.7   100
   ========================================================================

NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2000, Murphy must recognize the fair value of all derivative instruments as either assets or liabilities in its Consolidated Balance Sheet. A derivative instrument meeting certain conditions may be designated as a hedge of a specific exposure; accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in either net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. As described under the heading "Quantitative and Qualitative disclosures about Market Risk" on page 11 of this Form 10-Q report, the Company makes limited use of derivative instruments to hedge specific market risks. The Company has not yet determined the effects that SFAS No. 133 will have on its future consolidated financial statements or the amount of the cumulative adjustment that will be made upon adopting this new standard.

YEAR 2000 ISSUES

GENERAL - Year 2000 issues affect all companies and relate to the possibility that computer programs and embedded computer chips may be unable to accurately process data with year dates of 2000 and beyond. Murphy is devoting significant internal and external resources to address Year 2000 compliance, and the Company's Year 2000 project (Project) is proceeding well. In 1993, Murphy began a worldwide business systems replacement project using systems primarily from J.D. Edwards & Company (Edwards) in the United States and the United Kingdom, PricewaterhouseCoopers LLP (PW*Sequel) in Canada, and for exploration and production operations, Applied Terravision Systems Inc. (Artesia) in the United States and EFA Software Services Ltd. (PRISM) in Canada. Certain U.S. business software systems developed by the Company will not be replaced with compliant vendor systems by the Year 2000 and have been remedied to be Year 2000 compliant. Remaining hardware, software and facilities are expected to be made Year 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

YEAR 2000 ISSUES (CONTD.)

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

A fourth major component of the Project, which involves the review of third party suppliers, customers and business partners (Third Parties), is being managed for all locations by the EPO. This includes the process of identifying and prioritizing critical Third Parties and communicating with them about their plans and progress in addressing the Year 2000 problem. Evaluations of the most critical Third Parties began in the second quarter of 1998 and will continue throughout 1999. Based on the results of evaluations and other available information, contingency plans are being developed as necessary to address potential Year 2000 problems related to critical Third Parties.

A Year 2000 compliant version of Edwards has been fully implemented in the United States and is approximately 70% complete in the United Kingdom. Implementation of Edwards is ongoing in the United Kingdom and final phases are expected to be completed in October 1999. Contingency plans were prepared in early 1999 to address the possibility that the last phases of the U.K. implementation will not be achieved by the end of 1999. If implementation is necessary, the contingency plans call for activation of certain temporary back-up systems, which could be triggered as late as the third quarter of 1999. A Year 2000 compliant version of Artesia was implemented in the United States at the end of 1998 and testing was completed in January 1999.
In Canada, the Company upgraded to a Year 2000 compliant version of PRISM during the first quarter of 1999, and Year 2000 testing will be completed in the second quarter of 1999. A compliant version of PW*Sequel is scheduled to be fully implemented and tested in the second quarter of 1999. Testing of U.S. offshore production platform systems was essentially completed at March 31, 1999. Exploration system upgrades were released by the vendor in early 1999 and will be installed and tested by the third quarter of 1999. Remedy of certain internally developed downstream accounting, customer invoicing and human resources systems in the United States had been completed at December 31, 1998. Upgrading and testing of U.S. refining and marketing systems are scheduled to be essentially complete by June 30, 1999. The operator at the Company's jointly owned U.K. refinery is directing that location's Year 2000 action plan and has reported that the plan is scheduled to be completed by October 31, 1999. Company employees are monitoring the operator's progress and believe the work is on schedule. Systems at U.K. marketing terminals are being upgraded to a Year 2000 compliant version; certain terminals have been upgraded and the remaining locations are scheduled to be completed by August 1999. Supply and transportation systems in Canada are expected to be essentially compliant by June 30, 1999.

PROJECT SUMMARY - At April 30, 1999, the overall Project is estimated to be 90% complete. Thus far, no material noncompliant Year 2000 issues have been discovered that were not identified in the completed Year 2000 inventory. Most significant components of the Project are expected to be nearly complete by June 30, 1999. The final stages of the Company's U.K. Edwards implementation and certain Year 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

YEAR 2000 ISSUES (CONTD.)

compliance activities at the Company's jointly owned refinery in the United Kingdom will be completed in the fourth quarter of 1999.

The Company does not expect to develop formal contingency plans for Project issues that are resolved in accordance with the current schedule. Any unresolved issues that fall significantly behind schedule or that lead to a material risk of system failure will be addressed by contingency plans during 1999.

COSTS - The Company's total cost to become Year 2000 compliant is not expected to be material to its financial position. The most likely estimate of the total cost of the Project is approximately $5 million, including the costs of new systems that concurrently provide improved business functionality and Year 2000 compliance. These costs include $2 million for the EPO (including assessment of Third Parties); the remaining costs are for miscellaneous hardware replacement, noncompliant system renovations and upgrades, and Embedded Technology issues. It is reasonably possible that total costs could exceed the most likely estimate by up to $1 million. Funds for the Project are primarily obtained from internally generated cash flows. This cost estimate does not include the Company's potential share of Year 2000 costs that may be incurred by partnerships and joint ventures that the Company does not operate, except for an estimated $.7 million to make Murphy's jointly owned U.K. refinery Year 2000 compliant.

The total amount expended on the Project through March 31, 1999 was $2.4 million, including $.8 million in the first three months of 1999. Of this amount, $1.9 million has been included in selling and general expenses, including $.3 million in the first three months of 1999. The remaining cost to complete the Year 2000 Project is estimated to be approximately $2.6 million.

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

Readers are cautioned that forward-looking statements contained in this Year 2000 section should be read in conjunction with Murphy's disclosures in the following paragraph of this Form 10-Q report.

FORWARD-LOOKING STATEMENTS

This Form 10-Q report contains statements of the Company's expectations, intentions, plans and beliefs that are forward-looking and are dependent on certain events, risks and uncertainties that may be outside of the Company's control. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results and developments could differ materially from those expressed or implied by such statements due to a number of factors including those described in the context of such forward-looking statements as well as those contained in the Company's January 15, 1997, Form 8-K on file with the U.S. Securities and Exchange Commission.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with interest rates, foreign currency exchange rates, and prices of crude oil, natural gas and petroleum products. Murphy makes limited use of derivative financial and commodity instruments to manage risks associated with existing or anticipated transactions. All derivatives used for risk management are covered by operating policies and are closely monitored by the Company's senior management. The Company does not hold derivatives for trading purposes and it

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTD.)

does not use derivatives with leveraged or complex features. Counterparties to derivative instruments are either creditworthy major financial institutions or national exchanges.

At March 31, 1999, the Company was a party to interest rate swaps with notional amounts totaling $100 million that were designed to convert a similar amount of variable-rate debt to fixed rates. The interest rate swaps mature in 2002 and 2004. The swaps require the Company to pay an average interest rate of 6.46% over their composite lives, and at March 31, 1999, the interest rate to be received by the Company averaged 4.98%. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge against potentially higher future interest rates. The estimated fair value of these interest rate swaps was a negative $3.7 million at March 31, 1999.

At March 31, 1999, 88% of the Company's long-term debt had variable interest rates and 22% was denominated in Canadian dollars. Based on debt outstanding at March 31, 1999, a 10% increase in variable interest rates would increase the Company's interest expense over the next 12 months by an estimated $1.6 million after a $.5 million favorable effect of lower net settlement payments under the aforementioned interest rate swaps. A 10% increase in the exchange rate of the Canadian dollar versus the U.S. dollar would increase interest expense by an estimated $.4 million over the next 12 months on Canadian dollar denominated debt.

At March 31, 1999, the Company was a party to crude oil swap agreements for a total notional volume of one million barrels that reduce a portion of the financial exposure of Murphy's U.S. refineries to crude oil price movements. At termination, the swaps require Murphy to pay an average crude oil price of $16.29 a barrel and to receive the average of the near-month NYMEX WTI crude oil prices during the three-month maturity period. Although the estimated fair value of these crude oil swaps was immaterial at March 31, 1999, a 10% change in the price of WTI crude oil over the next 12 months would change the estimated fair value of these swaps by $1.3 million.

OIL AND GAS OPERATING RESULTS (UNAUDITED)
-----------------------------------------------------------------------------
                                            United            Synthetic
                              United          King- Ecua-        Oil -
(Millions of dollars)         States  Canada   dom   dor Other Canada   Total
-----------------------------------------------------------------------------
THREE MONTHS ENDED
 MARCH 31, 1999
Oil and gas sales and
 operating revenues            $40.3    22.5  23.1   4.7    .6   12.5   103.7
Production costs                 9.6     8.7   9.6   1.6     -    8.7    38.2
Depreciation, depletion
 and amortization               15.7     8.9  11.0   2.1     -    1.7    39.4
Exploration expenses
  Dry hole costs                13.0     2.0     -     -     -      -    15.0
  Geological and geophysical
   costs                         3.5     2.5    .3     -    .7      -     7.0
  Other costs                     .4      .2    .3     -    .7      -     1.6
-----------------------------------------------------------------------------
                                16.9     4.7    .6     -   1.4      -    23.6
  Undeveloped lease
   amortization                  1.8      .9     -     -     -      -     2.7
-----------------------------------------------------------------------------
     Total exploration
      expenses                  18.7     5.6    .6     -   1.4      -    26.3
-----------------------------------------------------------------------------
Selling and general expenses     4.1     1.5    .8     -    .3      -     6.7
Income tax expenses (benefits)  (3.1)   (1.0)  (.4)    -    .1     .7    (3.7)
-----------------------------------------------------------------------------
Results of operations
 (excluding  corporate
 overhead and interest)        $(4.7)   (1.2)  1.5   1.0  (1.2)   1.4    (3.2)
=============================================================================

THREE MONTHS ENDED
 MARCH 31, 1998
Oil and gas sales and
 operating revenues            $52.2    18.8  21.9   5.7    .8   12.4   111.8
Production costs                 9.9     9.6   7.9   1.8     -    7.1    36.3
Depreciation, depletion
 and amortization               18.3     8.7   9.9   2.5     -    1.5    40.9
Exploration expenses
  Dry hole costs                 5.4     1.0     -     -   2.7      -     9.1
  Geological and geophysical
   costs                         2.1     2.0    .3     -    .3      -     4.7
  Other costs                     .3      .2    .4     -    .7      -     1.6
-----------------------------------------------------------------------------
                                 7.8     3.2    .7     -   3.7      -    15.4
  Undeveloped lease
   amortization                  1.6     1.1     -     -     -      -     2.7
-----------------------------------------------------------------------------
     Total exploration
      expenses                   9.4     4.3    .7     -   3.7      -    18.1
-----------------------------------------------------------------------------
Selling and general expenses     4.1     1.7    .8     -    .4      -     7.0
Income tax expenses (benefits)   3.5    (3.3)  2.0     -    .2    1.1     3.5
-----------------------------------------------------------------------------
Results of operations
 (excluding  corporate
 overhead and interest)        $ 7.0    (2.2)   .6   1.4  (3.5)   2.7     6.0
=============================================================================

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Following a 1998 compliance inspection of the Superior, Wisconsin refinery, the Company received notices of violations of the Clean Air Act from the U.S. Environmental Protection Agency. Although the penalty amounts were not listed, the statutes involved provide for rates of up to $27,500 per day of violation, and penalties therefore could exceed $100,000. The Company believes it has valid defenses to the alleged violations and plans a vigorous defense. While the notices of violation are preliminary in nature and no assurance can be given, the Company does not believe that the ultimate resolution of the matter will have a material adverse effect on the financial condition of the Company.

     Murphy and its subsidiaries are engaged in a number of other legal proceedings, all of which Murphy considers routine and incidental to its business and none of which is expected to have a material adverse effect on the Company's financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The Exhibit Index on page 15 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

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

                                   MURPHY OIL CORPORATION
                                        (Registrant)

                                   By /s/ Ronald W. Herman
                                      --------------------
                                      Ronald W. Herman, Controller
                                      (Chief Accounting Officer and Duly
                                        Authorized Officer)

May 11, 1999
   (Date)

                              EXHIBIT INDEX

Exhibit
  No.                                           Incorporated by Reference to
-------                                         -----------------------------

3.1   Certificate of Incorporation of           Exhibit 3.1 of Murphy's Form
      Murphy Oil Corporation as of              10-K report for the year ended
      September 25, 1986                        December 31, 1996

3.2   Bylaws of Murphy Oil Corporation          Exhibit 3.2 of Murphy's Form
      at January 24, 1996                       10-K report for the year ended
                                                December 31, 1997

4     Instruments Defining the Rights of
      Security Holders.  Murphy is party
      to several long-term debt instruments
      in addition to the ones below, none of
      which authorizes securities exceeding
      10% of the total consolidated assets of
      Murphy and its subsidiaries.  Pursuant
      to Regulation S-K, item 601(b),
      paragraph 4(iii)(A), Murphy agrees to
      furnish a copy of each such instrument
      to the Securities and Exchange
      Commission upon request.

4.1   Credit Agreement among Murphy Oil         Exhibit 4.1 of Murphy's Form
      Corporation and certain subsidiaries      10-K report for the year ended
      and the Chase Manhattan Bank et al as     December 31, 1997
      of November 13, 1997

4.2   Form of Indenture and Form of             Exhibits 4.1 and 4.2 of
      Supplemental Indenture between Murphy     Murphy's Form 8-K report filed
      Oil Corporation and SunTrust Bank,        April 29, 1999, under the
      Nashville, N.A., as Trustee               Securities Exchange Act of
                                                1934

4.3   Rights Agreement dated as of              Exhibit 4.1 of Murphy's Form
      December 6, 1989, between Murphy Oil      10-K report for the year
      Corporation and Harris Trust Company      ended December 31, 1994
      of New York, as Rights Agent

4.4   Amendment No. 1 dated as of April 6,      Exhibit 3 of Murphy's Form
      1998, to Rights Agreement dated as of     8-A/A, Amendment No. 1, filed
      December 6, 1989, between Murphy Oil      April 14, 1998, under the
      Corporation and Harris Trust Company      Securities Exchange Act of
      of New York, as Rights Agent              1934

4.5   Amendment No. 2 dated as of April 15,     Exhibit 4 of Murphy's Form
      1999, to Rights Agreement dated as of     8-A/A, Amendment No. 2, filed
      December 6, 1989, between Murphy Oil      April 19, 1999, under the
      Corporation and Harris Trust Company      Securities Exchange Act of
      of New York, as Rights Agent              1934

10.1  1987 Management Incentive Plan as         Exhibit 10.2 of Murphy's Form
      amended February 7, 1990, retroactive     10-K report for the year ended
      to February 3, 1988                       December 31, 1994

10.2  1992 Stock Incentive Plan as amended      Exhibit 10.2 of Murphy's Form
      May 14, 1997                              10-Q report for the quarterly
                                                period ended June 30, 1997

10.3  Employee Stock Purchase Plan              Exhibit 99.01 of Murphy's
                                                Form S-8 Registration
                                                Statement filed May 19, 1997,
                                                under the Securities Act of
                                                1933

27    Financial Data Schedule for the           Filed herewith in electronic
      three months ended March 31, 1999         filing


Exhibits other than those listed above have been omitted since they are either not required or not applicable.