Form 10-Q
period 1999-06-30
MURPHY OIL CORP /DE
filed 1999-08-12
CIK 717423

==============================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


       (Mark one)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended JUNE 30, 1999

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

                                                  [X] Yes    No


Number of shares of Common Stock, $1.00 par value, outstanding at June 30, 1999, was 44,966,199.

==============================================================================

PART I - FINANCIAL INFORMATION

           Murphy Oil Corporation and Consolidated Subsidiaries
                        CONSOLIDATED BALANCE SHEETS
                          (Thousands of dollars)

                                                    (unaudited)
                                                      June 30,  December 31,
                                                        1999        1998
                                                     ---------  ------------
ASSETS
Current assets
  Cash and cash equivalents                         $   44,895        28,271
  Accounts receivable, less allowance for
   doubtful accounts of $10,777 in 1999
   and $11,048 in 1998                                 264,676       233,906
  Inventories
    Crude oil and blend stocks                          54,561        41,090
    Finished products                                   66,150        49,714
    Materials and supplies                              37,421        38,973
  Prepaid expenses                                      38,529        32,292
  Deferred income taxes                                 14,172        13,120
                                                     ---------     ---------
     Total current assets                              520,404       437,366

Property, plant and equipment, at cost less
 accumulated depreciation, depletion and
 amortization of $3,024,585 in 1999 and
 $2,985,854 in 1998                                  1,721,010     1,662,362
Deferred charges and other assets                       65,897        64,691
                                                     ---------     ---------
     Total assets                                   $2,307,311     2,164,419
                                                     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt              $       67         5,951
  Notes payable                                              -         1,961
  Accounts payable and accrued liabilities             378,346       349,887
  Income taxes                                          27,510        22,951
                                                     ---------     ---------
     Total current liabilities                         405,923       380,750

Notes payable                                          344,233       189,705
Nonrecourse debt of a subsidiary                       143,129       143,768
Deferred income taxes                                  142,318       124,543
Reserve for dismantlement costs                        154,151       154,686
Reserve for major repairs                               11,940        43,519
Deferred credits and other liabilities                 147,712       149,215

Stockholders' equity
  Cumulative Preferred Stock, par $100, authorized
   400,000 shares, none issued                               -             -
  Common Stock, par $1.00, authorized 80,000,000
   shares, issued 48,775,314 shares                     48,775        48,775
  Capital in excess of par value                       511,019       510,116
  Retained earnings                                    522,752       545,199
  Accumulated other comprehensive income - foreign
   currency translation                                (22,413)      (23,520)
  Unamortized restricted stock awards                   (2,663)       (2,361)
  Treasury stock, 3,809,115 shares of Common Stock
   in 1999, 3,824,838 shares in 1998, at cost          (99,565)      (99,976)
                                                     ---------     ---------
     Total stockholders' equity                        957,905       978,233
                                                     ---------     ---------
     Total liabilities and stockholders' equity     $2,307,311     2,164,419
                                                     =========     =========

See Notes to Consolidated Financial Statements, page 4.

The Exhibit Index is on page 16.

           Murphy Oil Corporation and Consolidated Subsidiaries
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (Thousands of dollars, except per share amounts)

                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                  -------------------     -------------------
                                     1999        1998*       1999        1998*
                                  -------     -------     -------     -------
REVENUES
Crude oil and natural gas sales  $100,673      79,682     184,736     160,183
Petroleum product sales           340,675     344,889     545,822     683,208
Other operating revenues            8,614      23,222      22,283      44,161
Interest and other nonoperating
 revenues                             529         852       1,916       1,744
                                  -------     -------     -------     -------
  Total revenues                  450,491     448,645     754,757     889,296
                                  -------     -------     -------     -------

COSTS AND EXPENSES
Crude oil, products and related
 operating expenses               334,985     323,975     555,000     653,396
Exploration expenses, including
 undeveloped lease amortization    13,694      21,906      40,033      39,960
Selling and general expenses       16,902      16,876      33,428      33,644
Depreciation, depletion and
 amortization                      50,445      47,571      97,040      97,843
Provision for reduction in force        -           -       1,513           -
Interest expense                    7,701       4,094      13,317       7,970
Interest capitalized               (1,435)     (2,636)     (2,580)     (5,186)
                                  -------     -------     -------     -------
  Total costs and expenses        422,292     411,786     737,751     827,627
                                  -------     -------     -------     -------

Income before income taxes         28,199      36,859      17,006      61,669
Federal and state income tax
 expense                            3,120      12,680         114      20,413
Foreign income tax expense          9,359       1,980       7,870       3,516
                                  -------     -------     -------     -------

NET INCOME                       $ 15,720      22,199       9,022      37,740
                                  =======     =======     =======     =======

Net income per Common
 share - basic                   $    .35         .49         .20         .84
                                  =======     =======     =======     =======

Net income per Common
 share - diluted                 $    .35         .49         .20         .84
                                  =======     =======     =======     =======

Cash dividends per Common share  $    .35         .35         .70         .70
                                  =======     =======     =======     =======

Average Common shares
 outstanding - basic           44,963,681  44,959,704  44,959,429  44,948,944

Average Common shares
 outstanding - diluted         45,035,215  45,034,378  44,981,607  45,024,016

*Revenues have been reclassified to conform to 1999 presentation.

             Murphy Oil Corporation and Consolidated Subsidiaries
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                            (Thousands of dollars)

                                      Three Months Ended     Six Months Ended
                                              June 30,             June 30,
                                      ------------------     ----------------
                                         1999       1998       1999      1998
                                      -------     ------     ------    ------

Net income                            $15,720     22,199      9,022    37,740
Other comprehensive
 income (loss) - net gain (loss)
 from foreign currency translation      3,335    (14,328)     1,107    (7,949)
                                       ------     ------     ------    ------
COMPREHENSIVE INCOME                  $19,055      7,871     10,129    29,791
                                       ======     ======     ======    ======

See Notes to Consolidated Financial Statements, page 4.

             Murphy Oil Corporation and Consolidated Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of dollars)

                                                             Six Months Ended
                                                                 June 30,
                                                           ------------------
                                                              1999       1998
                                                           -------    -------
OPERATING ACTIVITIES
Net income                                               $   9,022     37,740
Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation, depletion and amortization                  97,040     97,843
  Provisions for major repairs                               8,337     11,347
  Expenditures for major repairs and dismantlement costs   (40,771)   (17,210)
  Exploratory expenditures charged against income           34,511     34,554
  Amortization of undeveloped leases                         5,522      5,406
  Deferred and noncurrent income tax charges                13,622     11,526
  Pretax gains from disposition of assets                     (280)      (708)
  Other - net                                                6,571      6,026
                                                           -------    -------
                                                           133,574    186,524
  Net increase in operating working capital other than
   cash and cash equivalents                               (33,396)   (20,602)
  Other adjustments related to operating activities         (8,858)    (4,366)
                                                           -------    -------
    Net cash provided by operating activities               91,320    161,556
                                                           -------    -------

INVESTING ACTIVITIES
Capital expenditures requiring cash                       (187,082)  (197,088)
Proceeds from sale of property, plant and equipment          2,355      3,584
Other investing activities - net                            (1,428)       (62)
                                                           -------    -------
    Net cash required by investing activities             (186,155)  (193,566)
                                                           -------    -------

FINANCING ACTIVITIES
Increase in notes payable                                  152,630     62,344
Decrease in nonrecourse debt of a subsidiary                (6,586)      (561)
Cash dividends paid                                        (31,469)   (31,468)
Other financing activities - net                            (2,080)       346
                                                           -------    -------
    Net cash provided by financing activities              112,495     30,661
                                                           -------    -------

Effect of exchange rate changes on cash and cash
 equivalents                                                (1,036)      (303)
                                                           -------    -------

Net increase (decrease) in cash and cash equivalents        16,624     (1,652)
Cash and cash equivalents at January 1                      28,271     24,288
                                                           -------    -------

Cash and cash equivalents at June 30                     $  44,895     22,636
                                                           =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid (refunded)                        $  (5,976)    23,559

Interest paid, net of amounts capitalized                    7,931      2,999

See Notes to Consolidated Financial Statements, page 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 3 of this Form 10-Q report.

NOTE A - INTERIM FINANCIAL STATEMENT

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 1998. In the opinion of Murphy's management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company's financial position at June 30, 1999, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company's 1998 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the six months ended June 30, 1999, are not necessarily indicative of future results.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE B - ENVIRONMENTAL CONTINGENCIES (CONTD.)

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that recoveries from other sources will occur, the Company has not recognized a benefit for likely recoveries at June 30, 1999.

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

The Company and its subsidiaries are engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business and none of which is considered material. In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At June 30, 1999, the Company had contingent liabilities of $44.5 million on outstanding letters of credit and $46.6 million under certain financial guarantees.

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

Murphy uses interest rate swap agreements to convert certain variable rate long-term debt to fixed rates. Under the accrual/settlement method of accounting, the Company records the net amount to be received or paid under the swap agreements as part of "Interest Expense" in the Consolidated Statements of Income. If the Company should terminate an interest rate swap prior to maturity, any cash paid or received as settlement would be deferred and recognized as an adjustment to "Interest Expense" over the shorter of the remaining life of the debt or the remaining contractual life of the swap.

The Company periodically uses crude oil swap agreements to reduce a portion of the financial exposure of its U.S. refineries to crude oil price movements. Unrealized gains or losses on such swap contracts are generally deferred and recognized in connection with the associated crude oil purchase. If conditions indicate that the market price of finished products would not allow for recovery of the costs of the finished products, including any unrealized loss on the crude oil swap, a liability will be provided for the nonrecoverable portion of the unrealized swap loss. The Company records pretax operating results associated with crude oil swaps in "Crude Oil, Products and Related Operating Expenses" in the Consolidated Statements of Income.

The Company periodically uses natural gas swap agreements to reduce a portion of the financial exposure of its Meraux, Louisiana refinery to fluctuations in the price of certain future natural gas fuel purchases. Unrealized gains or losses on such swap contracts are deferred until the contracts are settled and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE D - DERIVATIVE INSTRUMENTS (CONTD.)

associated natural gas is purchased. The Company will record the related contract results in "Crude Oil, Products and Related Operating Expenses" in the Consolidated Statements of Income.

NOTE E - EARNINGS PER SHARE

Net income was used as the numerator in computing both basic and diluted income per Common share for the three-month and six-month periods ended June 30, 1999 and 1998. Reconciliations of the weighted-average shares outstanding for these computations are shown in the following table.


------------------------------------------------------------------------------
Reconciliation of Shares
 Outstanding                       Three Months Ended        Six Months Ended
                                              June 30,                June 30,
-----------------------------------------------------------------------------
(Weighted-average shares)            1999        1998        1999        1998
-----------------------------------------------------------------------------
Basic method . . . . . . . . . 44,963,681  44,959,704  44,959,429  44,948,944
Dilutive stock options . . . .     71,534      74,674      22,178      75,072
-----------------------------------------------------------------------------
Diluted method                 45,035,215  45,034,378  44,981,607  45,024,016
=============================================================================

The following table presents additional information about outstanding options that were not considered in calculating diluted earnings per share in the preceding table because the effects of these options would have improved the Company's earnings per share.


------------------------------------------------------------------------------
Information About Options
 at End of Periods                   Three Months Ended      Six Months Ended
                                                June 30,              June 30,
-----------------------------------------------------------------------------
                                        1999       1998       1999       1998
-----------------------------------------------------------------------------
Total options outstanding          1,346,899  1,064,409  1,346,899  1,064,409

Options not considered in
 diluted calculations                687,750    705,000  1,008,250    705,000
    Exercise price per share
     - maximum                        $65.49      65.49      65.49      65.49
     - minimum                        $49.75      49.75      35.69      49.75
     - average                        $53.33      53.25      47.72      53.25
    Remaining life in years
     - maximum                           8.6        9.6        9.6        9.6
     - minimum                           7.6        8.6        7.6        8.6
     - average                           8.0        9.0        8.5        9.0


NOTE F - PROVISION FOR REDUCTION IN FORCE

In early 1999, the Company offered enhanced voluntary retirement benefits to eligible exploration, production and administrative employees in its New Orleans and Calgary offices and severed certain other employees. As a result of this reduction in force, the Company recorded a "Provision for Reduction in Force" of $1.5 million, $1 million after taxes, in the Consolidated Statement of Income for the six months ended June 30, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE G - BUSINESS SEGMENTS

                                              Three Mos. Ended June 30, 1999
                            Total Assets      ------------------------------
                              at June 30,      External   Interseg.   Income
(Millions of dollars)               1999       Revenues    Revenues   (Loss)
----------------------------------------------------------------------------
Exploration and production*
  United States                 $  386.0           36.6        10.5      7.8
  Canada                           665.9           34.9        13.1      8.4
  United Kingdom                   292.6           21.8         6.0      3.4
  Ecuador                           62.4            7.0           -      3.1
  Other                              9.9             .3           -     (2.6)
----------------------------------------------------------------------------
    Total                        1,416.8          100.6        29.6     20.1
----------------------------------------------------------------------------
Refining, marketing and
 transportation
  United States                    527.8          280.3         1.1     (1.4)
  United Kingdom                   181.0           61.6           -      2.5
  Canada                            61.4            7.5          .1      2.1
----------------------------------------------------------------------------
    Total                          770.2          349.4         1.2      3.2
----------------------------------------------------------------------------
    Total operating segments     2,187.0          450.0        30.8     23.3
Corporate and other                120.3             .5           -     (7.6)
----------------------------------------------------------------------------
    Total consolidated          $2,307.3          450.5        30.8     15.7
============================================================================

                                              Three Mos. Ended June 30, 1998
                                              ------------------------------
                                               External   Interseg.   Income
(Millions of dollars)                          Revenues    Revenues   (Loss)
----------------------------------------------------------------------------
Exploration and production*
  United States                                  $ 42.9         8.2      7.9
  Canada                                           22.2         9.6      (.2)
  United Kingdom                                   24.3           -      1.0
  Ecuador                                           6.1           -      2.6
  Other                                              .4           -     (6.3)
----------------------------------------------------------------------------
    Total                                          95.9        17.8      5.0
----------------------------------------------------------------------------
Refining, marketing and
 transportation
  United States                                   278.6          .9     15.2
  United Kingdom                                   67.8           -      4.1
  Canada                                            5.5           -      1.0
----------------------------------------------------------------------------
    Total                                         351.9          .9     20.3
----------------------------------------------------------------------------
    Total operating segments                      447.8        18.7     25.3
Corporate and other                                  .8           -     (3.1)
----------------------------------------------------------------------------
    Total consolidated                           $448.6        18.7     22.2
============================================================================

                                                Six Mos. Ended June 30, 1999
                                               -----------------------------
                                               External   Interseg.   Income
(Millions of dollars)                          Revenues    Revenues   (Loss)
----------------------------------------------------------------------------
Exploration and production*
  United States                                  $ 69.5        17.9      3.1
  Canada                                           61.6        21.4      8.6
  United Kingdom                                   44.9         6.0      4.9
  Ecuador                                          11.7           -      4.1
  Other                                              .9           -     (3.8)
----------------------------------------------------------------------------
    Total                                         188.6        45.3     16.9
----------------------------------------------------------------------------
Refining, marketing and
 transportation
  United States                                   442.9         2.1     (1.4)
  United Kingdom                                  107.5           -      3.8
  Canada                                           13.9          .2      3.7
----------------------------------------------------------------------------
    Total                                         564.3         2.3      6.1
----------------------------------------------------------------------------
    Total operating segments                      752.9        47.6     23.0
Corporate and other                                 1.9           -    (14.0)
----------------------------------------------------------------------------
    Total consolidated                           $754.8        47.6      9.0
============================================================================

                                                Six Mos. Ended June 30, 1998
                                               -----------------------------
                                               External   Interseg.   Income
(Millions of dollars)                          Revenues    Revenues   (Loss)
----------------------------------------------------------------------------
Exploration and production*
  United States                                  $ 84.8        18.5     14.9
  Canada                                           41.8        21.2       .3
  United Kingdom                                   46.2           -      1.6
  Ecuador                                          11.8           -      4.0
  Other                                             1.2           -     (9.8)
----------------------------------------------------------------------------
    Total                                         185.8        39.7     11.0
----------------------------------------------------------------------------
Refining, marketing and
 transportation
  United States                                   547.4         1.4     21.2
  United Kingdom                                  141.9           -      8.6
  Canada                                           12.5           -      2.9
----------------------------------------------------------------------------
    Total                                         701.8         1.4     32.7
----------------------------------------------------------------------------
    Total operating segments                      887.6        41.1     43.7
Corporate and other                                 1.7           -     (6.0)
----------------------------------------------------------------------------
    Total consolidated                           $889.3        41.1     37.7
============================================================================

*Additional details about results of operations, excluding special items, are presented in the tables on page 14.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net income in the second quarter of 1999 totaled $15.7 million, $.35 a diluted share, compared to earnings before special items of $18 million, $.40 a diluted share, in the second quarter a year ago. Net income for the second quarter of 1998, including gains from special items of $4.2 million, $.09 a share, totaled $22.2 million, $.49 a diluted share. Special items benefiting exploration and production operations for the 1998 quarter were $2.8 million from modification of a natural gas sales contract in the United Kingdom and $1.4 million from partial recovery of a 1996 loss resulting from modification to a crude oil production contract in Ecuador. Cash flow from operating activities, excluding changes in noncash working capital items, totaled $76.8 million in the second quarter of 1999 compared to $99.1 million a year ago.

A 20% increase in crude oil production and a 31% increase in average worldwide crude oil sales prices were significant contributors to Murphy's exploration and production operations, which earned $20.1 million in the current quarter compared to $.8 million in the second quarter of 1998. Worldwide downstream operations earned $3.2 million in the current quarter compared to $20.3 million a year ago, as margins in the United States and the United Kingdom were under pressure throughout the quarter.

Exploration and production operations in the United States earned $7.8 million compared to $7.9 million in the second quarter of 1998. Operations in Canada earned $8.4 million compared to a loss of $.2 million a year ago, and U.K. operations earned $3.4 million compared to a loss of $1.8 million before special items. Operations in Ecuador earned $3.1 million in the second quarter of 1999 compared to $1.2 million before special items a year ago. Other international operations reported a loss of $2.6 million compared to a $6.3 million loss a year earlier. The Company's worldwide crude oil and condensate sales prices averaged $14.50 a barrel in the current quarter compared to $11.08 a year ago. Crude oil and condensate sales prices averaged $16.03 a barrel in the United States, up 27%, and $15.35 in the United Kingdom, up 18%. In Canada, sales prices averaged $15.35 a barrel for light oil, up 28% from last year; $10.91 for heavy oil, up 89%; $14.57 for production from the offshore Hibernia field, up 25%; and $17.00 for synthetic oil, up 21%. The average crude oil sales price in Ecuador was $10.50 a barrel, up 42%. Total crude oil and gas liquids production averaged 65,547 barrels a day compared to 54,476 in the second quarter of 1998. The increase was due to production from new fields in the United Kingdom and Canada. Production increased 59% in the United Kingdom and 11% in the United States. Production at the Hibernia field, off the east coast of Canada, increased 4,469 barrels a day. In other areas, production decreased 12% for Canadian light oil and 6% each for synthetic oil in Canada and crude oil in Ecuador, while being essentially unchanged for Canadian heavy oil. Natural gas sales prices in the United States averaged $2.13 a thousand cubic feet (MCF) in the current quarter, down 7%, and $1.73 an MCF in Canada, up 32%. Total natural gas sales averaged 246 million cubic feet a day in the current quarter compared to 230 million a year ago. Sales of natural gas in the United States averaged 183 million cubic feet a day, up from 175 million in the second quarter of 1998. Canadian natural gas sales averaged 55 million cubic feet a day in the current quarter, an increase of 21%. Exploration expenses totaled $13.7 million compared to $21.9 million in 1998. The tables on page 14 provide additional details of the results of exploration and production operations for the second quarter of each year.

Refining, marketing and transportation operations in the United States reported a loss of $1.4 million compared to earnings of $15.2 million a year ago. Operations in the United Kingdom earned $2.5 million compared to $4.1 million in the second quarter of 1998. Earnings from purchasing, transporting and reselling crude oil in Canada were $2.1 million in the 1999 quarter compared to $1 million in last year's second quarter. Refinery crude runs worldwide were 161,321 barrels a day compared to 164,339 in the second quarter of 1998. Worldwide refined product sales were 163,663 barrels a day compared to 172,676 a year ago.

Corporate functions, which include interest income and expense and corporate overhead not allocated to operating functions, reflected a loss of $7.6 million in the current quarter compared to a loss of $3.1 million in the second quarter of 1998. The additional loss was primarily caused by higher net interest expense.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

For the first six months of 1999, net income totaled $9 million, $.20 a diluted share, compared to $37.7 million, $.84 a diluted share, a year ago. The current six-month period included an after-tax charge of $1 million, $.02 a diluted share, for a reduction in force, while the same period a year ago included total benefits in exploration and

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

production operations of $4.2 million, $.09 a share, from the previously mentioned special items in the second quarter.

Year-to-date earnings from exploration and production operations before special items were up $10.1 million over the prior year, mainly due to increases in crude oil production, average worldwide crude oil prices, and Canadian natural gas sales volumes and prices, partially offset by lower U.S. natural gas sales prices. This improvement was more than offset by a $26.6 million decrease in earnings of the Company's worldwide downstream operations and an additional loss of $7 million from corporate functions. Earnings from refining, marketing and transportation activities decreased primarily because of pressure on product margins and lower product sales volumes in both the United States and the United Kingdom.

Earnings from exploration and production operations for the six months ended June 30, 1999 were $16.9 million, up from $6.8 million before special items in 1998. Canadian operations earned $8.6 million for the first half of 1999 compared to $.3 million in the prior period, and U.K. operations earned $4.9 million compared to a loss of $1.2 million in 1998. An increase from the prior year also occurred in Ecuador, which had earnings of $4.1 million compared to $2.6 million, but earnings in the United States dropped from $14.9 million in 1998 to $3.1 million in the current year. Other international operations recorded losses of $3.8 million in the first six months of 1999 and $9.8 million in the 1998 period. Crude oil and gas liquids production for the first half of 1999 averaged 64,557 barrels a day compared to 54,269 during the same period of 1998. Production of crude oil and gas liquids in the United Kingdom averaged 19,748 barrels a day, up 59%, and crude oil production at Hibernia averaged 5,389 barrels a day, up 2,990. In other areas, crude oil and gas liquids production averaged 11,068 barrels a day for Canadian synthetic oil, up 8%; 8,590 in the United States, up 4%; 8,872 for Canadian heavy oil, down 7%; 3,615 for Canadian light oil, also down 7%; and 7,275 in Ecuador, down 3%. The Company's crude oil and condensate sales prices averaged $13.96 a barrel in the United States, up 2%, and $13.13 in the United Kingdom, down 3%. In Canada, sales prices averaged $13.29 a barrel for light oil, up 5% from last year; $9.53 for heavy oil, up 76%; $13.77 for production from the Hibernia field, up 12%; and $14.83 for synthetic oil, up 2%. The average crude oil sales price in Ecuador was $8.60 a barrel, up 12%. Natural gas sales prices for the first six months of 1999 averaged $1.98 an MCF in the United States, down 14%; $1.64 in Canada, up 36%; and $1.68 in the United Kingdom, down 28%. Total natural gas sales averaged 248 million cubic feet a day in 1999 compared to 240 million in 1998. Sales of natural gas in the United States averaged 180 million cubic feet a day, down 1% from 1998. In other areas, average natural gas sales volumes in Canada were 54 million cubic feet a day, up 19%, and 14 million in the United Kingdom, up 14%, as production from the Amethyst field was shut in during the early part of 1998 to repair pipeline damages. Exploration expenses totaled $40 million for the six months ended June 30, 1999, essentially the same as a year ago. Exploration expenses were higher in the United States, but were lower in other international areas. The tables on page 14 provide additional details of the results of exploration and production operations for the first half of each year.

Refining, marketing and transportation operations in the United States were affected by lower product margins and lower sales volumes, and reported a loss of $1.4 million in the first six months of 1999 compared to earnings of $21.2 million for the same period last year. Operations in the United Kingdom were affected by weaker product margins and lower product sales volumes and earned $3.8 million in the first half of 1999 compared to $8.6 million in the prior year. Earnings from purchasing, transporting and reselling crude oil in Canada were $3.7 million in the current year compared to $2.9 million a year ago. Refinery crude runs worldwide were 126,461 barrels a day compared to 165,678 a year ago. Petroleum product sales were 140,658 barrels a day, down from 173,348 in 1998. Crude runs and product sales were both adversely affected by a scheduled turnaround at the Company's Meraux, Louisiana refinery in early 1999.

Financial results from corporate functions before special items reflected a loss of $13 million in the first half of 1999 compared to a loss of $6 million a year ago. The additional loss was primarily due to higher net interest expense.

FINANCIAL CONDITION

Net cash provided by operating activities was $91.3 million for the first six months of 1999 compared to $161.6 million for the same period in 1998. Changes in operating working capital other than cash and cash equivalents required cash of $33.4 million in the first six months of 1999 and $20.6 million in the 1998 period. The cash results for operating activities were also reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $40.8 million in the current year and $17.2 million in 1998. Other predominant uses of cash in

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

FINANCIAL CONDITION (CONTD.)

each year were for capital expenditures (which, including amounts expensed, are summarized in the following table) and for dividends of 31.5 million.

   --------------------------------------------------------------------
   Capital Expenditures                        Six Months Ended June 30,
   --------------------------------------------------------------------
   (Millions of dollars)                               1999        1998
   --------------------------------------------------------------------
   Exploration and production. . . . . . . . . .     $147.3       174.9
   Refining, marketing and transportation. . . .       38.8        21.1
   Corporate and other . . . . . . . . . . . . .        1.0         1.1
   --------------------------------------------------------------------
                                                     $187.1       197.1
   ====================================================================

Working capital at June 30, 1999 was $114.5 million, up $57.9 million from December 31, 1998. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $56.8 million below current costs at June 30, 1999.

At June 30, 1999, long-term notes payable of $344.2 million were up $154.5 million due to additional borrowing for certain oil and gas development projects and other capital needs. In May 1999, Murphy issued $250 million of 30-year, 7.05% notes and used the proceeds to retire floating rate debt with shorter maturities. Long-term nonrecourse debt of a subsidiary was $143.1 million, down slightly from December 31, 1998. A summary of capital employed at June 30, 1999 and December 31, 1998 follows.

   ------------------------------------------------------------------------
   Capital Employed                       June 30, 1999   December 31, 1998
   ------------------------------------------------------------------------
   (Millions of dollars)                  Amount      %      Amount       %
   ------------------------------------------------------------------------
   Notes payable  . . . . . . . . . . . $  344.2     24       189.7      14
   Nonrecourse debt of a subsidiary . .    143.1     10       143.8      11
   Stockholders' equity . . . . . . . .    957.9     66       978.2      75
   ------------------------------------------------------------------------
                                        $1,445.2    100     1,311.7     100
   ========================================================================

NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2001, Murphy must recognize the fair value of all derivative instruments as either assets or liabilities in its Consolidated Balance Sheet. A derivative instrument meeting certain conditions may be designated as a hedge of a specific exposure; accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in either net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. As described in Note D on page 5 of this Form 10-Q report, the Company makes limited use of derivative instruments to hedge specific market risks. The Company has not yet determined the effects that SFAS No. 133 will have on its future consolidated financial statements or the amount of the cumulative adjustment that will be made upon adopting this new standard.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

YEAR 2000 ISSUES (CONTD.)

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

A fourth major component of the Project involves the review of third party suppliers, customers and business partners (Third Parties) and is being managed for all locations by the EPO. This includes the process of identifying and prioritizing critical Third Parties and communicating with them about their plans and progress in addressing the Year 2000 problem. Evaluations of the most critical Third Parties began in the second quarter of 1998 and will continue throughout 1999. Based on the results of evaluations and other available information, contingency plans are being developed as necessary to address potential Year 2000 problems related to critical Third Parties.

The Company has also engaged an engineering firm to perform independent evaluations of the Company's Year 2000 readiness at selected U.S. operating sites. These evaluations will be completed during the third quarter of 1999 and the findings will be considered during the remainder of the project.

A Year 2000 compliant version of Edwards has been fully implemented in the United States and is approximately 80% complete in the United Kingdom. Implementation of Edwards is ongoing in the United Kingdom and final phases are expected to be completed in October 1999. A Year 2000 compliant version of Artesia was implemented in the United States at the end of 1998 and testing was completed in January 1999. In Canada, the Company upgraded to a Year 2000 compliant version of PRISM during the first quarter of 1999, and Year 2000 testing was completed in July 1999. A compliant version of PW*Sequel has been implemented and testing was completed in July 1999. Testing of U.S. offshore production platform systems was essentially completed at March 31, 1999. Exploration system upgrades were released by the vendor in early 1999 and were installed and tested in July 1999. Remedy of certain internally developed downstream accounting, customer invoicing and human resources systems in the United States had been completed at December 31, 1998. Upgrading and testing of U.S. refining and marketing systems were substantially completed in July 1999. The operator at the Company's jointly owned U.K. refinery is directing that location's Year 2000 action plan and has reported that the plan is scheduled to be completed by October 31, 1999. Company employees are monitoring the operator's progress and believe the work is on schedule. Systems at U.K. marketing terminals are being upgraded to a Year 2000 compliant version; certain terminals have been upgraded and the remaining locations are scheduled to be completed in the third quarter of 1999. Supply and transportation systems in Canada were substantially Year 2000 ready at June 30, 1999.

Murphy maintains comprehensive disaster recovery plans for significant worldwide operating facilities. In addition to these plans, the Company is developing Year 2000 specific contingency plans in certain operating areas that are deemed critical. Contingency plans have been prepared to address the possibility that the last phases of the U.K. Edwards implementation will not be achieved by the end of 1999. If necessary, the contingency plans call for activation of certain temporary back-up systems, which could be triggered as late as the third quarter of 1999. Other contingency plans will be prepared and monitored throughout the remainder of 1999, and are likely to include accumulating higher than normal levels of crude oil, finished products and critical supplies inventories for short-term needs, and identifying alternative providers of services and supplies for the Company's longer-term needs. The Company is also likely to supplement its normal emergency response teams to be prepared to assist with Year 2000 transition issues that may arise. Staffing may also be increased at certain locations during the critical

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

YEAR 2000 ISSUES (CONTD.)

year-end period. Additionally, Murphy is monitoring the state of its partner's contingency planning at the jointly owned U.K. refinery.

At July 31, 1999, the overall Project is estimated to be 95% complete. Thus far, no material noncompliant Year 2000 issues have been discovered that were not identified in the completed Year 2000 inventory. Significant components of the Project have been completed by July 31, 1999, except for certain activities in the United Kingdom. The final stages of the Company's U.K. Edwards implementation and certain Year 2000 compliance activities at the jointly owned U.K. refinery will be completed in the fourth quarter of 1999.

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

The total amount expended on the Project through June 30, 1999 was $3.1 million, including $1.5 million in the first six months of 1999. Of this amount, $1.9 million has been included in selling and general expenses, including $.3 million in the first six months of 1999. The remaining cost to complete the Year 2000 Project is estimated to be approximately $1.9 million.

RISKS - Not correcting material Year 2000 problems could result in interruptions in, or failures of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity or financial condition by impeding the Company's ability to produce and deliver crude oil, natural gas and finished petroleum products, and to invoice and collect related revenues from customers. The Company has anticipated that certain operations may be disrupted on a short-term basis, but does not believe such disruptions will be either long-term in nature or of major consequence to the Company's operations. The Company can not completely eliminate, however, the possibility of significant disruptions.

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

OTHER MATTERS

In July 1999, Murphy sold 60 Company-owned Spur-branded retail stations located throughout the southeastern United States. The Company received consideration totaling $31.5 million, which was primarily used to reduce outstanding debt.

In August 1999, Murphy filed a registration statement, which when declared effective by the U.S. Securities and Exchange Commission, will allow the Company to issue up to $1 billion in common and preferred stock, debt securities, depositary shares and warrants. Any proceeds from sales of these securities will be used for general corporate purposes, which may include working capital, capital expenditures, debt repayment, or financing of possible acquisitions.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with interest rates, foreign currency exchange rates, and prices of crude oil, natural gas and petroleum products. As described in Note D on page 5 of the Form 10-Q report, Murphy makes limited use of derivative financial and commodity instruments to manage risks associated with existing or anticipated transactions.

At June 30, 1999, the Company was a party to interest rate swaps with notional amounts totaling $100 million that were designed to convert a similar amount of variable-rate debt to fixed rates. The interest rate swaps mature in 2002 and 2004. The swaps require the Company to pay an average interest rate of 6.46% over their composite lives, and at June 30, 1999, the interest rate to be received by the Company averaged 5.03%. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge against potentially higher future interest rates. The estimated fair value of these interest rate swaps was a liability of $1.8 million at June 30, 1999.

At June 30, 1999, 42% of the Company's long-term debt had variable interest rates and 21% was denominated in Canadian dollars. Based on debt outstanding at June 30, 1999, a 10% increase in variable interest rates would increase the Company's interest expense over the next 12 months by an estimated $.6 million after a $.5 million favorable effect of lower net settlement payments under the aforementioned interest rate swaps. A 10% increase in the exchange rate of the Canadian dollar versus the U.S. dollar would increase interest expense by an estimated $.4 million over the next 12 months on Canadian dollar denominated debt.

At June 30, 1999, the Company was a party to crude oil swap agreements for a total notional volume of two million barrels that reduce a portion of the financial exposure of Murphy's U.S. refineries to crude oil price movements. The agreements mature in 2001 and 2002. At termination, the swaps require Murphy to pay an average crude oil price of $16.63 a barrel and to receive the average of the near-month NYMEX West Texas Intermediate (WTI) crude oil prices during the respective contractual maturity periods. The estimated fair value of these crude oil swaps was an asset of $1.8 million at June 30, 1999; a 10% fluctuation in the price of WTI crude oil over the next 12 months would change the estimated fair value of these swaps by $3 million.

At June 30, 1999, Murphy was also a party to natural gas price swap agreements for a total notional volume of 5 million MMBTU that are intended to reduce a portion of the financial exposure of its Meraux, Louisiana refinery to fluctuations in the price of natural gas purchased for fuel. The agreements are to be settled equally over the 12 months of 2004. In each month of settlement, the swaps require Murphy to pay an average natural gas price of $2.62 an MMBTU and to receive the average NYMEX Henry Hub price for the final three trading days of the month. The estimated fair value of these agreements was a liability of $.2 million at June 30, 1999; a 10% fluctuation in the average NYMEX Henry Hub price of natural gas over the next 12 months would change the estimated fair value by $.9 million.

OIL AND GAS OPERATING RESULTS* (UNAUDITED)
------------------------------------------------------------------------------
                                            United             Synthetic
                              United          King-  Ecua-       Oil -
(Millions of dollars)         States Canada    dom    dor Other Canada   Total
------------------------------------------------------------------------------
THREE MONTHS ENDED
 JUNE 30, 1999
Oil and gas sales and
 operating revenues           $ 47.1   30.8   27.8    7.0    .3   17.2   130.2
Production costs                 9.9    8.7    7.5    1.8     -    9.4    37.3
Depreciation, depletion
 and amortization               16.3   10.7    9.8    2.0     -    1.8    40.6
Exploration expenses
  Dry hole costs                  .5      -    2.3      -   1.1      -     3.9
  Geological and geophysical
   costs                         2.3    1.7     .3      -    .8      -     5.1
  Other costs                     .8     .1     .3      -    .7      -     1.9
------------------------------------------------------------------------------
                                 3.6    1.8    2.9      -   2.6      -    10.9
  Undeveloped lease
   amortization                  1.7    1.1      -      -     -      -     2.8
------------------------------------------------------------------------------
    Total exploration
     expenses                    5.3    2.9    2.9      -   2.6      -    13.7
------------------------------------------------------------------------------
Selling and general expenses     3.8    1.5     .8     .1    .2      -     6.4
Income tax provisions            4.0    2.6    3.4      -    .1    2.0    12.1
------------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)        $ 7.8    4.4    3.4    3.1  (2.6)   4.0    20.1
==============================================================================

THREE MONTHS ENDED
 JUNE 30, 1998
Oil and gas sales and
 operating revenues           $ 51.1   16.7   20.3    4.7    .4   15.1   108.3
Production costs                 9.8    8.1    7.7    1.7     -    9.8    37.1
Depreciation, depletion
 and amortization               17.1    7.7    9.0    2.5     -    1.7    38.0
Exploration expenses
  Dry hole costs                 5.6    2.2      -      -   5.6      -    13.4
  Geological and geophysical
   costs                          .2     .9    2.3      -    .7      -     4.1
  Other costs                     .6     .1     .6      -    .4      -     1.7
------------------------------------------------------------------------------
                                 6.4    3.2    2.9      -   6.7      -    19.2
  Undeveloped lease
   amortization                  1.6    1.1      -      -     -      -     2.7
------------------------------------------------------------------------------
    Total exploration
     expenses                    8.0    4.3    2.9      -   6.7      -    21.9
------------------------------------------------------------------------------
Selling and general expenses     4.0    1.5     .9     .1    .4      -     6.9
Income tax provisions
 (benefits)                      4.3   (2.4)   1.6    (.8)  (.4)   1.3     3.6
------------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)       $  7.9   (2.5)  (1.8)   1.2  (6.3)   2.3      .8
==============================================================================

SIX MONTHS ENDED
 JUNE 30, 1999
Oil and gas sales and
 operating revenues           $ 87.4   53.3   50.9   11.7    .9   29.7   233.9
Production costs                19.5   17.4   17.1    3.4     -   18.1    75.5
Depreciation, depletion
 and amortization               32.0   19.6   20.8    4.1     -    3.5    80.0
Exploration expenses
  Dry hole costs                13.5    2.0    2.3      -   1.1      -    18.9
  Geological and geophysical
   costs                         5.8    4.2     .6      -   1.5      -    12.1
  Other costs                    1.2     .3     .6      -   1.4      -     3.5
------------------------------------------------------------------------------
                                20.5    6.5    3.5      -   4.0      -    34.5
  Undeveloped lease
   amortization                  3.5    2.0      -      -     -      -     5.5
------------------------------------------------------------------------------
    Total exploration
     expenses                   24.0    8.5    3.5      -   4.0      -    40.0
------------------------------------------------------------------------------
Selling and general expenses     7.9    3.0    1.6     .1    .5      -    13.1
Income tax provisions             .9    1.6    3.0      -    .2    2.7     8.4
------------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)        $ 3.1    3.2    4.9    4.1  (3.8)   5.4    16.9
==============================================================================

SIX MONTHS ENDED
 JUNE 30, 1998
Oil and gas sales and
 operating revenues          $ 103.3   35.5   42.2   10.4   1.2   27.5   220.1
Production costs                19.7   17.7   15.6    3.5     -   16.9    73.4
Depreciation, depletion
 and amortization               35.4   16.4   18.9    5.0     -    3.2    78.9
Exploration expenses
  Dry hole costs                11.0    3.2      -      -   8.3      -    22.5
  Geological and geophysical
   costs                         2.3    2.9    2.6      -   1.0      -     8.8
  Other costs                     .9     .3    1.0      -   1.1      -     3.3
------------------------------------------------------------------------------
                                14.2    6.4    3.6      -  10.4      -    34.6
  Undeveloped lease
   amortization                  3.2    2.2      -      -     -      -     5.4
------------------------------------------------------------------------------
    Total exploration
     expenses                   17.4    8.6    3.6      -  10.4      -    40.0
------------------------------------------------------------------------------
Selling and general expenses     8.1    3.2    1.7     .1    .8      -    13.9
Income tax provisions
 (benefits)                      7.8   (5.7)   3.6    (.8)  (.2)   2.4     7.1
------------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)       $ 14.9   (4.7)  (1.2)   2.6  (9.8)   5.0     6.8
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of security holders on May 12, 1999, the directors proposed by management were elected with a tabulation of votes to the nearest share as shown below.

                                         For           Withheld
                                      ----------      ---------
          B. R. R. Butler             40,600,017        258,419
          George S. Dembroski         40,539,430        319,006
          Claiborne P. Deming         40,600,526        257,910
          H. Rodes Hart               37,998,359      2,860,077
          Vester T. Hughes Jr.        40,254,348        604,088
          C. H. Murphy Jr.            40,124,444        733,992
          Michael W. Murphy           40,601,636        256,800
          R. Madison Murphy           40,601,653        256,783
          William C. Nolan Jr.        40,601,216        257,220
          Caroline G. Theus           40,600,776        257,660
          Lorne C. Webster            40,596,992        261,444

     In addition, the earlier appointment by the Board of Directors of KPMG LLP as independent auditors for 1999 was ratified with 40,769,599 shares voted in favor, 73,112 shares voted in opposition, and 15,724 shares not voted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The Exhibit Index on page 16 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

     (b) A report on Form 8-K was filed on April 29, 1999, that included the Form of Indenture and Form of Supplemental Indenture between Murphy and SunTrust Bank, Nashville, N.A., as Trustee of Murphy's 30-year, 7.05% notes for $250 million.

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

                                   MURPHY OIL CORPORATION
                                        (Registrant)

                                   By /s/ Ronald W. Herman
                                      --------------------
                                      Ronald W. Herman, Controller
                                      (Chief Accounting Officer and Duly
                                      Authorized Officer)

August 12, 1999
    (Date)

                              EXHIBIT INDEX

Exhibit
  No.                                         Incorporated by Reference to
-------                                       ----------------------------

  3.1  Certificate of Incorporation of        Exhibit 3.1 of Murphy's Form
       Murphy Oil Corporation as of           10-K report for the year ended
       September 25, 1986                     December 31, 1996


  3.2  By-laws of Murphy Oil Corporation      Exhibit 3.2 of Murphy's Form
       at January 24, 1996                    10-K report for the year ended
                                              December 31, 1997

  3.3  By-laws of Murphy Oil Corporation      Exhibit 3.3 filed herewith
       as amended May 12, 1999

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

  4.1  Credit Agreement among Murphy          Exhibit 4.1 of Murphy's Form
       Oil Corporation and certain            10-K report for the year ended
       subsidiaries and the Chase             December 31, 1997
       Manhattan Bank et al as
       of November 13, 1997

  4.2  Form of Indenture and Form of          Exhibits 4.1 and 4.2 of Murphy's
       Supplemental Indenture between         Form 8-K report filed April 29,
       Murphy Oil Corporation and SunTrust    1999, under the Securities
       Bank, Nashville, N.A., as Trustee      Exchange Act of 1934

  4.3  Rights Agreement dated as of           Exhibit 4.1 of Murphy's Form
       December 6, 1989, between Murphy       10-K report for the year ended
       Oil Corporation and Harris Trust       December 31, 1994
       Company of New York, as Rights
       Agent

  4.4  Amendment No. 1 dated as of April 6,   Exhibit 3 of Murphy's Form
       1998, to Rights Agreement dated as     8-A/A, Amendment No. 1, filed
       of December 6, 1989, between Murphy    April 14, 1998, under the
       Oil Corporation and Harris Trust       Securities Exchange Act of
       Company of New York, as Rights Agent   1934

  4.5  Amendment No. 2 dated as of            Exhibit 4 of Murphy's Form
       April 15, 1999, to Rights              8-A/A, Amendment No. 2, filed
       Agreement dated as of December         April 19, 1999, under the
       6, 1989, between Murphy Oil            Securities Exchange Act of
       Corporation and Harris Trust           1934
       Company of New York, as Rights
       Agent

 10.1  1987 Management Incentive Plan as      Exhibit 10.2 of Murphy's
       amended February 7, 1990,              Form 10-K report for the
       retroactive to February 3, 1988        year ended December 31, 1994

 10.2  1992 Stock Incentive Plan as           Exhibit 10.2 of Murphy's Form
       amended May 14, 1997                   10-Q report for the quarterly
                                              period ended June 30, 1997

 10.3  Employee Stock Purchase Plan           Exhibit 99.01 of Murphy's Form
                                              S-8 Registration Statement filed
                                              May 19, 1997, under the
                                              Securities Act of 1933

 27    Financial Data Schedule for the        Filed herewith in electronic
       six months ended June 30, 1999         filing

Exhibits other than those listed above have been omitted since they are either not required or not applicable.