Form 10-Q
period 1999-09-30
MURPHY OIL CORP /DE
filed 1999-11-10
CIK 717423

===============================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

       (Mark one)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

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

                                                  [X] Yes    No


Number of shares of Common Stock, $1.00 par value, outstanding at September 30, 1999, was 44,974,135.

===============================================================================

PART I - FINANCIAL INFORMATION

           Murphy Oil Corporation and Consolidated Subsidiaries
                        CONSOLIDATED BALANCE SHEETS
                          (Thousands of dollars)

                                                    (unaudited)
                                                  September 30,  December 31,
                                                       1999          1998
                                                  -------------  ------------
ASSETS
Current assets
  Cash and cash equivalents                         $    43,976        28,271
  Accounts receivable, less allowance for
   doubtful accounts of $10,901 in 1999
   and $11,048 in 1998                                  317,306       233,906
  Inventories
    Crude oil and blend stocks                           49,407        41,090
    Finished products                                    50,871        49,714
    Materials and supplies                               39,285        38,973
  Prepaid expenses                                       27,772        32,292
  Deferred income taxes                                  17,931        13,120
                                                      ---------     ---------
      Total current assets                              546,548       437,366

Property, plant and equipment, at cost less
 accumulated depreciation, depletion and
 amortization of $3,084,660 in 1999 and
 $2,985,854 in 1998                                   1,748,088     1,662,362
Deferred charges and other assets                        68,088        64,691
                                                      ---------     ---------
      Total assets                                  $ 2,362,724     2,164,419
                                                      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt              $        71         5,951
  Notes payable                                               -         1,961
  Accounts payable and accrued liabilities              421,711       349,887
  Income taxes                                           31,989        22,951
                                                      ---------     ---------
      Total current liabilities                         453,771       380,750

Notes payable                                           283,797       189,705
Nonrecourse debt of a subsidiary                        143,378       143,768
Deferred income taxes                                   144,272       124,543
Reserve for dismantlement costs                         158,996       154,686
Reserve for major repairs                                17,976        43,519
Deferred credits and other liabilities                  152,822       149,215

Stockholders' equity
  Cumulative Preferred Stock, par $100,
   authorized 400,000 shares, none issued                     -             -
  Common Stock, par $1.00, authorized 80,000,000
   shares, issued 48,775,314 shares                      48,775        48,775
  Capital in excess of par value                        511,316       510,116
  Retained earnings                                     558,226       545,199
  Accumulated other comprehensive loss - foreign
   currency translation                                  (8,756)      (23,520)
  Unamortized restricted stock awards                    (2,491)       (2,361)
  Treasury stock, 3,801,179 shares of Common
   Stock in 1999, 3,824,838 shares in 1998,
   at cost                                              (99,358)      (99,976)
                                                      ---------     ---------
      Total stockholders' equity                      1,007,712       978,233
                                                      ---------     ---------
      Total liabilities and stockholders' equity    $ 2,362,724     2,164,419
                                                      =========     =========

See Notes to Consolidated Financial Statements, page 4.

The Exhibit Index is on page 16.

            Murphy Oil Corporation and Consolidated Subsidiaries
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (Thousands of dollars, except per share amounts)

                                   Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                  -------------------   ---------------------
                                     1999      1998*         1999       1998*
                                  -------     -------   ---------   ---------
REVENUES
Crude oil and natural gas sales  $130,312      80,224     315,048     240,407
Petroleum product sales           485,468     342,011   1,031,290   1,025,219
Other operating revenues           16,612      10,013      38,895      54,174
Interest and other nonoperating
 revenues                           1,163       1,071       3,079       2,815
                                  -------     -------   ---------   ---------
  Total revenues                  633,555     433,319   1,388,312   1,322,615
                                  -------     -------   ---------   ---------

COSTS AND EXPENSES
Crude oil, products and related
 operating expenses               461,117     338,650   1,016,117     992,046
Exploration expenses, including
 undeveloped lease amortization    15,438       9,567      55,471      49,527
Selling and general expenses       19,022      15,387      52,450      49,031
Depreciation, depletion and
 amortization                      52,241      50,914     149,281     148,757
Provision for reduction in force        -           -       1,513           -
Interest expense                    7,553       4,891      20,870      12,861
Interest capitalized               (2,328)     (1,476)     (4,908)     (6,662)
                                  -------     -------   ---------   ---------
  Total costs and expenses        553,043     417,933   1,290,794   1,245,560
                                  -------     -------   ---------   ---------

Income before income taxes         80,512      15,386      97,518      77,055
Federal and state income tax
 expense                            9,636       3,456       9,750      23,869
Foreign income tax expense         19,665       2,915      27,535       6,431
                                  -------     -------   ---------   ---------

NET INCOME                       $ 51,211       9,015      60,233      46,755
                                  =======     =======   =========   =========

Net income per Common
 share - basic                   $   1.14         .20        1.34        1.04
                                  =======     =======   =========   =========

Net income per Common
 share - diluted                 $   1.14         .20        1.34        1.04
                                  =======     =======   =========   =========

Cash dividends per Common
 share                           $    .35         .35        1.05        1.05
                                  =======     =======   =========   =========

Average Common shares
 outstanding - basic           44,971,310  44,964,657  44,963,505  44,954,021

Average Common shares
 outstanding - diluted         45,060,127  44,987,581  45,004,176  45,012,976

*Revenues have been reclassified to conform to 1999 presentation.


             Murphy Oil Corporation and Consolidated Subsidiaries
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                            (Thousands of dollars)

                                   Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   ------------------      -----------------
                                     1999        1998        1999        1998
                                   ------      ------      ------      ------
Net income                       $ 51,211       9,015      60,233      46,755
Other comprehensive
 income (loss) - net gain (loss)
 from foreign currency translation 13,657      (9,169)     14,764     (17,118)
                                   ------      ------      ------      ------

COMPREHENSIVE INCOME (LOSS)      $ 64,868        (154)     74,997      29,637
                                   ======      ======      ======      ======

See Notes to Consolidated Financial Statements, page 4.

             Murphy Oil Corporation and Consolidated Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of dollars)

                                                            Nine Months Ended
                                                               September 30,
                                                           ------------------
                                                              1999       1998
                                                           -------    -------
OPERATING ACTIVITIES
Net income                                                $ 60,233     46,755
Adjustments to reconcile net income to net cash
 provided by operating activities
  Depreciation, depletion and amortization                 149,281    148,757
  Provisions for major repairs                              13,697     15,946
  Expenditures for major repairs and dismantlement costs   (42,706)   (20,947)
  Exploratory expenditures charged against income           47,208     41,504
  Amortization of undeveloped leases                         8,263      8,023
  Deferred and noncurrent income tax charges                16,429     18,032
  Pretax gains from disposition of assets                  (10,019)      (761)
  Other - net                                               12,015      6,534
                                                           -------    -------
                                                           254,401    263,843
  Net (increase) decrease in operating working capital
   other than cash and cash equivalents                    (12,615)    19,696
  Other adjustments related to operating activities         (8,062)    (1,779)
                                                           -------    -------
    Net cash provided by operating activities              233,724    281,760
                                                           -------    -------

INVESTING ACTIVITIES
Capital expenditures requiring cash                       (284,275)  (296,160)
Proceeds from the sale of property, plant and equipment     33,293      4,718
Other investing activities - net                            (3,986)      (201)
                                                           -------    -------
    Net cash required by investing activities             (254,968)  (291,643)
                                                           -------    -------

FINANCING ACTIVITIES
Increase in notes payable                                   92,198     65,322
Decrease in nonrecourse debt of a subsidiary                (6,337)    (4,127)
Cash dividends paid                                        (47,206)   (47,204)
Other financing activities - net                            (1,887)       520
                                                           -------    -------
    Net cash provided by financing activities               36,768     14,511
                                                           -------    -------

Effect of exchange rate changes on cash and
 cash equivalents                                              181        (37)
                                                           -------    -------

Net increase in cash and cash equivalents                   15,705      4,591
Cash and cash equivalents at January 1                      28,271     24,288
                                                           -------    -------

Cash and cash equivalents at September 30                 $ 43,976     28,879
                                                           =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid (refunded)                         $ (6,613)    29,248

Interest paid, net of amounts capitalized                    8,164      4,204

See Notes to Consolidated Financial Statements, page 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 3 of this Form 10-Q report.

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 1998. In the opinion of Murphy's management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company's financial position at September 30, 1999, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company's 1998 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the nine months ended September 30, 1999 are not necessarily indicative of future results.

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

Following a compliance inspection in 1998, Murphy's Superior, Wisconsin refinery received notices of violations of the Clean Air Act from the EPA. Although the penalty amounts were not listed, the statutes involved provide for rates of up to $27,500 per day of violation. The Superior refinery also received a Notice of Violation from the Wisconsin Department of Natural Resources for alleged failure to meet new source performance emission standards for the sulfur plant at the refinery. The Company believes it has valid defenses to these allegations and plans vigorous defenses. The Company does not believe that these or other known environmental matters will have a material adverse effect on its financial condition. There is the possibility that expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. Such expenditures could materially affect the results of operations in a future period.

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that recoveries from other sources will occur, the Company has not recognized a benefit for likely recoveries at September 30, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE C - OTHER CONTINGENCIES

The Company's operations and earnings have been and may be affected by various other forms of governmental action both in the United States and throughout the world. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; restrictions on drilling and/or production; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting issuance of oil and gas or mineral leases; laws and regulations intended for the promotion of safety; governmental support for other forms of energy; and laws and regulations affecting the Company's relationships with employees, suppliers, customers, stockholders and others. Because governmental actions are often motivated by political considerations, may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form the actions may take or the effect such actions may have on the Company.

The Company and its subsidiaries are engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business and none of which is considered material. In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 1999, the Company had contingent liabilities of $63.4 million on outstanding letters of credit and $70.9 million under certain financial guarantees.

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

The Company periodically uses natural gas swap agreements to reduce a portion of the financial exposure of its Meraux, Louisiana refinery to fluctuations in the price of certain future natural gas fuel purchases. Unrealized gains or losses on such swap contracts are deferred until the contracts are settled and the associated natural gas is purchased. The Company will record the related contract results in "Crude Oil, Products and Related Operating Expenses" in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE E - EARNINGS PER SHARE

Net income was used as the numerator in computing both basic and diluted income per Common share for the three-month and nine-month periods ended September 30, 1999 and 1998. Reconciliations of the weighted-average shares outstanding for these computations are shown in the following table.

  ---------------------------------------------------------------------------
  Reconciliation of Shares         Three Months Ended       Nine Months Ended
   Outstanding                        September 30,           September 30,
  ---------------------------------------------------------------------------
  (Weighted-average shares)          1999        1998        1999        1998
  ---------------------------------------------------------------------------
  Basic method                 44,971,310  44,964,657  44,963,505  44,954,021
  Dilutive stock options           88,817      22,924      40,671      58,955
  ---------------------------------------------------------------------------
  Diluted method               45,060,127  44,987,581  45,004,176  45,012,976
  ===========================================================================

The following table presents additional information about outstanding options that were not considered in calculating diluted earnings per share because the effects of these options would have improved the Company's earnings per share.

  ---------------------------------------------------------------------------
  Information About Options       Three Months Ended        Nine Months Ended
   at End of Periods                 September 30,            September 30,
  ---------------------------------------------------------------------------
                                    1999        1998         1999        1998
  ---------------------------------------------------------------------------
  Total options outstanding    1,337,279   1,061,289    1,337,279   1,061,289

  Options not considered in
   diluted calculations          386,750     705,000    1,008,250     705,000
    Exercise price per
     share - maximum             $ 65.49       65.49        65.49       65.49
           - minimum             $ 50.38       49.75        35.69       49.75
           - average             $ 56.12       53.25        47.72       53.25
    Remaining life in
     years - maximum                 7.3         9.3          9.3         9.3
           - minimum                 7.3         8.3          7.3         8.3
           - average                 7.3         8.8          8.3         8.8

NOTE F - PROVISION FOR REDUCTION IN FORCE

In early 1999, the Company offered enhanced voluntary retirement benefits to eligible exploration, production and administrative employees in its New Orleans and Calgary offices and severed certain other employees. As a result of this reduction in force, the Company recorded a "Provision for Reduction in Force" of $1.5 million, $1 million after taxes, in the Consolidated Statement of Income for the nine months ended September 30, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE G - BUSINESS SEGMENTS

                                        Three Months Ended September 30, 1999
                         Total Assets   -------------------------------------
                          at Sept. 30,    External      Interseg.      Income
(Millions of dollars)            1999     Revenues      Revenues       (Loss)
-----------------------------------------------------------------------------
Exploration and production*
  United States              $  385.3         40.1          14.7         12.4
  Canada                        691.5         48.0          17.0         16.7
  United Kingdom                311.6         32.8           8.1         12.7
  Ecuador                        59.2          8.7             -          3.8
  Other                          10.9           .5             -         (1.8)
-----------------------------------------------------------------------------
    Total                     1,458.5        130.1          39.8         43.8
-----------------------------------------------------------------------------
Refining, marketing and
 transportation
  United States                 541.2        410.1           1.3          7.9
  United Kingdom                181.2         85.6             -          6.7
  Canada                         73.2          6.5            .4          1.5
-----------------------------------------------------------------------------
    Total                       795.6        502.2           1.7         16.1
-----------------------------------------------------------------------------
    Total operating segments  2,254.1        632.3          41.5         59.9
Corporate and other             108.6          1.2             -         (8.7)
-----------------------------------------------------------------------------
    Total consolidated       $2,362.7        633.5          41.5         51.2
=============================================================================

                                        Three Months Ended September 30, 1998
                                        -------------------------------------
                                          External      Interseg.      Income
(Millions of dollars)                     Revenues      Revenues       (Loss)
-----------------------------------------------------------------------------
Exploration and production*
  United States                           $   28.9           6.8           .9
  Canada                                      24.8          10.0          1.7
  United Kingdom                              23.6             -          (.3)
  Ecuador                                      4.1             -           .1
  Other                                         .7             -         (2.7)
-----------------------------------------------------------------------------
    Total                                     82.1          16.8          (.3)
-----------------------------------------------------------------------------
Refining, marketing and
 transportation
  United States                              284.0            .9          5.9
  United Kingdom                              60.8             -          5.4
  Canada                                       5.3            .1           .9
-----------------------------------------------------------------------------
    Total                                    350.1           1.0         12.2
-----------------------------------------------------------------------------
    Total operating segments                 432.2          17.8         11.9
Corporate and other                            1.1             -         (2.9)
-----------------------------------------------------------------------------
    Total consolidated                    $  433.3          17.8          9.0
=============================================================================

                                         Nine Months Ended September 30, 1999
                                         ------------------------------------
                                          External      Interseg.      Income
(Millions of dollars)                     Revenues      Revenues       (Loss)
-----------------------------------------------------------------------------
Exploration and production*
  United States                           $  109.6          32.6         15.5
  Canada                                     109.6          38.4         25.3
  United Kingdom                              77.7          14.1         17.6
  Ecuador                                     20.4             -          7.9
  Other                                        1.4             -         (5.6)
-----------------------------------------------------------------------------
    Total                                    318.7          85.1         60.7
-----------------------------------------------------------------------------
Refining, marketing and
 transportation
  United States                              853.0           3.4          6.5
  United Kingdom                             193.1             -         10.5
  Canada                                      20.4            .6          5.2
-----------------------------------------------------------------------------
    Total                                  1,066.5           4.0         22.2
-----------------------------------------------------------------------------
    Total operating segments               1,385.2          89.1         82.9
Corporate and other                            3.1             -        (22.7)
-----------------------------------------------------------------------------
      Total consolidated                  $1,388.3          89.1         60.2
=============================================================================

                                         Nine Months Ended September 30, 1998
                                         ------------------------------------
                                          External      Interseg.      Income
(Millions of dollars)                     Revenues      Revenues       (Loss)
-----------------------------------------------------------------------------
Exploration and production*
  United States                           $  113.7          25.3         15.8
  Canada                                      66.6          31.2          2.0
  United Kingdom                              69.8             -          1.3
  Ecuador                                     15.9             -          4.1
  Other                                        1.9             -        (12.5)
-----------------------------------------------------------------------------
    Total                                    267.9          56.5         10.7
-----------------------------------------------------------------------------
Refining, marketing and
 transportation
  United States                              831.4           2.3         27.1
  United Kingdom                             202.7             -         14.0
  Canada                                      17.8            .1          3.8
-----------------------------------------------------------------------------
    Total                                  1,051.9           2.4         44.9
-----------------------------------------------------------------------------
    Total operating segments               1,319.8          58.9         55.6
Corporate and other                            2.8             -         (8.9)
-----------------------------------------------------------------------------
    Total consolidated                    $1,322.6          58.9         46.7
=============================================================================

*Additional details about results of exploration and production operations, excluding special items, are presented in the tables on page 14.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net income in the third quarter of 1999 totaled $51.2 million, $1.14 a diluted share, compared to $9 million, $.20 a diluted share, in the third quarter a year ago. For the current quarter, Murphy's refining, marketing and transportation operations recorded income from special items of $6.3 million, $.14 a share, resulting from a gain on the sale of service stations in the southeastern United States. Cash flow from operating activities, excluding changes in noncash working capital items, totaled $121.6 million in the third quarter of 1999 compared to $79.9 million a year ago.

Both net income and income before special items were at record levels in the current quarter. A 10% increase in crude oil production and a 76% increase in the average worldwide crude oil sales price were significant contributors to Murphy's exploration and production operations, which had earnings of $43.8 million in the current quarter compared to a loss of $.3 million in the third quarter of 1998. Worldwide downstream operations earned $9.8 million before special items in the current quarter compared to $12.2 million a year ago, as margins in the United States were under pressure throughout the quarter.

Exploration and production operations in the United States earned $12.4 million compared to $.9 million in the third quarter of 1998. Operations in Canada earned $16.7 million compared to $1.7 million a year ago, and U.K. operations earned $12.7 million compared to losing $.3 million. Operations in Ecuador earned $3.8 million in the third quarter of 1999 compared to $.1 million a year ago. Other international operations reported a loss of $1.8 million compared to a $2.7 million loss a year earlier. The Company's worldwide crude oil and condensate sales prices averaged $19.40 a barrel in the current quarter compared to $11.00 a year ago. Crude oil and condensate sales prices averaged $20.26 a barrel in the United States and $20.90 in the United Kingdom, increases of 66% and 68%, respectively. In Canada, sales prices averaged $19.57 a barrel for light oil, up 69% from last year; $15.71 for heavy oil, up 100%; $21.34 for production from the offshore Hibernia field, up 91%; and $20.86 for synthetic oil, up 53%. The average crude oil sales price in Ecuador was $14.32 a barrel, up 113%. Total crude oil and gas liquids production averaged 66,980 barrels a day compared to 60,864 in the third quarter of 1998. The increase was primarily due to production from new fields in the United Kingdom and Canada and storm-related downtime last year in the U.S. Gulf of Mexico. Production increased 3,173 barrels a day or 18% in the United Kingdom, 1,587 or 30% at Hibernia, 1,719 or 25% in the United States, and 1,191 or 12% for synthetic oil in Canada. In other areas, production decreased 13% for Canadian light oil, 8% for Canadian heavy oil and 4% for crude oil in Ecuador. Natural gas sales prices in the United States averaged $2.55 a thousand cubic feet (MCF) in the current quarter, an increase of 26%, and $2.06 an MCF in Canada, an increase of 72%. Total natural gas sales averaged 231 million cubic feet a day in the current quarter compared to 214 million a year ago. Sales of natural gas in the United States averaged 167 million cubic feet a day, up from 154 million in the third quarter of 1998, when storm-related downtime in the Gulf of Mexico reduced production. Canadian natural gas sales averaged 58 million cubic feet a day in the current quarter, an increase of 12%. Exploration expenses totaled $15.5 million compared to $9.5 million in 1998. The tables on page 14 provide additional details of the results of exploration and production operations for the third quarter of each year.

Refining, marketing and transportation operations in the United States earned $1.6 million before special items compared to $5.9 million a year ago. Operations in the United Kingdom earned $6.7 million compared to $5.4 million in the third quarter of 1998. Earnings from purchasing, transporting and reselling crude oil in Canada were $1.5 million in the current quarter compared to $.9 million a year ago. Murphy's refinery crude runs worldwide averaged 167,563 barrels a day compared to 162,842 in the third quarter of 1998. Worldwide refined product sales were 179,853 barrels a day compared to 175,506 a year ago.

Corporate functions, which include interest income and expense and corporate overhead not allocated to operating functions, reflected a loss of $8.7 million in the current quarter compared to a loss of $2.9 million in the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

For the first nine months of 1999, net income totaled $60.2 million, $1.34 a diluted share, compared to $46.7 million, $1.04 a diluted share, a year ago. The current nine-month period included an after-tax benefit from special items of $5.3 million, $.12 a share, while the same period a year ago included an after-tax benefit of $4.2 million, $.09 a share. Special items in the 1999 period included the gain of $6.3 million, $.14 a share, on the sale of U.S.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

service stations in the third quarter, partially offset by a charge of $1 million, $.02 a share, for a reduction in force. The 1998 special items were $2.8 million, $.06 a share, for modification of a natural gas sales contract in the United Kingdom and $1.4 million, $.03 a share, for partial recovery of a 1996 loss resulting from modification to a crude oil production contract in Ecuador.

Year-to-date earnings before special items from exploration and production operations were up $54.2 million over the prior year, mainly due to increases in average worldwide crude oil prices and crude oil production, higher natural gas sales, and improved Canadian natural gas sales prices, partially offset by lower U.S. natural gas sales prices and increased exploration expenses. Year-to-date results were unfavorably affected by a $29 million decrease in earnings before special items for the Company's worldwide downstream operations and an additional loss of $12.8 million from corporate functions. Earnings from refining, marketing and transportation activities decreased primarily because of pressure on product margins in the United States and lower product sales volumes in the United Kingdom.

Earnings from exploration and production operations for the nine months ended September 30, 1999 were $60.7 million, up from $6.5 million before special items in 1998. Significant increases from the prior year occurred in Canada, which had earnings of $25.3 million compared to $2 million in 1998; in the United Kingdom, which had earnings of $17.6 million compared to a loss of $1.5 million before special items; and in Ecuador, which had earnings of $7.9 million compared to $2.7 million before special items. Operations in the United States earned $15.5 million for the 1999 period compared to $15.8 million a year ago, and other international operations recorded losses of $5.6 million in the first nine months of 1999 and $12.5 million in the 1998 period. The Company's worldwide crude oil and condensate sales prices averaged $14.93 a barrel in 1999 compared to $11.17 a year ago. Crude oil and condensate sales prices averaged $16.10 a barrel in the United States, up 22%, and $15.86 in the United Kingdom, up 21%. In Canada, sales prices averaged $15.27 a barrel for light oil, up 25% from last year; $11.62 for heavy oil, up 86%; $16.77 for Hibernia field production, up 43%; and $16.90 for synthetic oil, up 19%. The average crude oil sales price in Ecuador was $10.49 a barrel, up 46%. Crude oil and gas liquids production for the 1999 period averaged 65,373 barrels a day compared to 56,491 during the first nine months of 1998. Production of crude oil and gas liquids in the United Kingdom averaged 20,146 barrels a day, up 42%, and crude oil production at Hibernia averaged 5,918 barrels a day, up 74%. In other areas, crude oil and gas liquids production averaged 11,164 barrels a day for Canadian synthetic oil, up 9%; 8,558 in the United States, up 10%; 8,874 for Canadian heavy oil, down 7%; 3,536 for Canadian light oil, down 9%; and 7,177 in Ecuador, down 3%. Total natural gas sales averaged 243 million cubic feet a day in 1999 compared to 231 million in 1998. Sales of natural gas in the United States averaged 176 million cubic feet a day, up 2%. In other areas, average natural gas sales volumes in Canada were 56 million cubic feet a day, up 17%, and 11 million in the United Kingdom, up 7%. Natural gas sales prices for the first nine months of 1999 averaged $2.16 an MCF in the United States, down 3%; $1.79 in Canada, up 48%; and $1.65 in the United Kingdom, down 31%. Exploration expenses totaled $55.5 million for the nine months ended September 30, 1999, compared to $49.5 million a year ago. The tables on page 14 provide additional details of the results of exploration and production operations for the first nine months of each year.

Refining, marketing and transportation operations in the United States were affected by lower product margins and earned only $.2 million before special items in the first nine months of 1999 compared to $27.1 million for the same period last year. Operations in the United Kingdom were affected by lower product sales volumes and earned $10.5 million in the 1999 period compared to $14 million in the prior year. Earnings from purchasing, transporting and reselling crude oil in Canada were $5.2 million in the current year compared to $3.8 million a year ago. The Company's refinery crude runs worldwide were 140,312 barrels a day compared to 164,722 a year ago. Worldwide petroleum product sales averaged 153,869 barrels a day, down from 174,075 in 1998. Crude runs and product sales were both adversely affected by a scheduled turnaround at the Company's Meraux, Louisiana refinery in early 1999.

Financial results from corporate functions reflected a loss of $21.7 million before special items in the first nine months of 1999 compared to a loss of $8.9 million a year ago. The additional loss was primarily due to higher net interest expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

FINANCIAL CONDITION

Net cash provided by operating activities was $233.7 million for the first nine months of 1999 compared to $281.8 million for the same period in 1998. Changes in operating working capital other than cash and cash equivalents required cash of $12.6 million in the first nine months of 1999, but provided cash of $19.7 million in the 1998 period. The cash results for operating activities were reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $42.7 million in the current year and $20.9 million in 1998. Investing activities included $33.3 million provided by proceeds from the sale of property, plant and equipment in 1999 compared to $4.7 million in the 1998 period. Other predominant uses of cash in both years were for capital expenditures (which, including amounts expensed, are summarized in the following table) and for dividends of $47.2 million.

   -----------------------------------------------------------------------
   Capital Expenditures                     Nine Months Ended September 30,
   -----------------------------------------------------------------------
   (Millions of dollars)                                 1999         1998
   -----------------------------------------------------------------------
   Exploration and production . . . . . . . . . .      $216.4        256.8
   Refining, marketing and transportation . . . .        66.2         37.6
   Corporate and other. . . . . . . . . . . . . .         1.7          1.8
   -----------------------------------------------------------------------
                                                       $284.3        296.2
   =======================================================================

Working capital at September 30, 1999 was $92.8 million, up $36.2 million from December 31, 1998. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $105.5 million below current costs at September 30, 1999.

At September 30, 1999, long-term notes payable of $283.8 million were up $94.1 million due to additional borrowing for certain oil and gas development projects and other capital needs. In May 1999, Murphy issued $250 million of 30-year, 7.05% notes and used the proceeds to retire floating rate debt with shorter maturities. Long-term nonrecourse debt of a subsidiary was $143.4 million, down slightly from December 31, 1998. A summary of capital employed at September 30, 1999 and December 31, 1998 follows.

  ---------------------------------------------------------------------------
  Capital Employed                     September 30, 1999   December 31, 1998
  ---------------------------------------------------------------------------
  (Millions of dollars)                  Amount         %     Amount        %
  ---------------------------------------------------------------------------
  Notes payable. . . . . . . . . . .   $  283.8        20      189.7       14
  Nonrecourse debt of a subsidiary .      143.4        10      143.8       11
  Stockholders' equity . . . . . . .    1,007.7        70      978.2       75
  ---------------------------------------------------------------------------
                                       $1,434.9       100    1,311.7      100
  ===========================================================================

In July 1999, Murphy sold 60 Company-owned Spur-branded retail stations located throughout the southeastern United States. The Company received consideration totaling $31.5 million, which was primarily used to reduce outstanding debt.

In August 1999, Murphy filed a registration statement, which was declared effective September 13, 1999 by the U.S. Securities and Exchange Commission and allows the Company to issue up to $1 billion in common and preferred stock, debt securities, depositary shares and warrants. Any proceeds from sales of these securities will be used for general corporate purposes, which may include working capital, capital expenditures, debt repayment or financing of possible acquisitions.

NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," in 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2001, Murphy must recognize the fair value of all derivative instruments as either assets or liabilities in its Consolidated Balance Sheet. A derivative instrument meeting certain conditions may be designated as a hedge of a specific exposure; accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in either net income or other comprehensive income, as appropriate, as a cumulative effect of a change in accounting principle. As described in Note D on page 5 of this Form 10-Q report, the Company makes limited use of derivative instruments to hedge specific market risks. The Company has not yet determined the effects that SFAS No. 133

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

NEW ACCOUNTING STANDARD (CONTD.)

will have on its future consolidated financial statements or the amount of the cumulative adjustment that will be made upon adopting this new standard.

YEAR 2000 ISSUES

GENERAL - Year 2000 issues affect all companies and relate to the possibility that computer programs and embedded computer chips may be unable to accurately process data with year dates of 2000 and beyond. Murphy has devoted significant internal and external resources to address Year 2000 compliance, and the Company's Year 2000 project (Project) is nearing completion. In 1993, Murphy began a worldwide business systems replacement project using systems primarily from J.D. Edwards & Company (Edwards) in the United States and the United Kingdom, PricewaterhouseCoopers LLP (PW*Sequel) in Canada, and for exploration and production operations, Applied Terravision Systems Inc. (Artesia) in the United States and EFA Software Services Ltd. (PRISM) in Canada. Certain U.S. business software systems developed by the Company will not be replaced with compliant vendor systems by the end of 1999 and have been remedied to be Year 2000 ready. Remaining hardware, software and facilities are expected to be made Year 2000 ready through the Project. None of the Company's other information technology projects are expected to be significantly delayed due to the implementation of the Project.

PROJECT - The Company has an Enterprise Project Office (EPO) and has used KPMG LLP to assist with Project management. The Project is primarily being managed by major operating location. At each location, the Project is divided into three major components: Computer Hardware, Applications Software, and Process Control and Instrumentation (Embedded Technology). The Computer Hardware component consists of computing equipment and systems software other than Applications Software. Applications Software includes both internally developed and vendor software systems. Embedded Technology includes the hardware, software and associated embedded computer chips (other than computing equipment) that are used in facilities operated by the Company. The general phases common to all components are: (1) inventorying Year 2000 items, (2) assigning priorities to identified items, (3) assessing the Year 2000 compliance of identified items, (4) repairing or replacing material items that are determined not to be Year 2000 compliant, (5) evaluating and testing required material items, and (6) designing and implementing contingency and business continuation plans as necessary. Material items are those that the Company believes to have safety, environmental or property damage risks, or that may adversely affect the Company's ability to process and record revenues if not properly addressed. The inventorying and priority assessment phases of the Project were completed during 1998. The other phases of the Project have been addressed throughout 1998 and 1999 and were nearly complete at October 31, 1999. These phases were performed primarily by employees of the Company, with assistance from vendors and independent contractors.

A fourth major component of the Project involves the review of third party suppliers, customers and business partners (Third Parties) and is being managed for all locations by the EPO. This includes the process of identifying and prioritizing critical Third Parties and communicating with them about their plans and progress in addressing the Year 2000 problem. Evaluations of the most critical Third Parties began in the second quarter of 1998 and will continue throughout 1999. Based on the results of evaluations and other available information, contingency plans have been developed as necessary to address potential Year 2000 problems related to critical Third Parties.

The Company engaged an engineering firm to perform independent evaluations of the Company's Year 2000 readiness at selected U.S. operating sites during the second and third quarters of 1999. Although these selected evaluations did not uncover any significant shortcomings in Year 2000 preparedness, their findings have been considered at other operating sites.

A Year 2000 compliant version of Edwards has been fully implemented in the United States, and implementation is essentially complete in the United Kingdom. The final phases of the Edwards implementation in the United Kingdom became operational with October 1999 transactions. PW*Sequel, Artesia and Prism systems are Year 2000 ready. Certain internally developed downstream accounting, customer invoicing and human resources systems in the United States were remedied in 1998. Systems at other major facilities operated by the Company, including those located at U.S. offshore production platforms, various exploration offices, U.S. refineries and marketing sites, U.K. marketing sites, and Canadian supply and transportation facilities are also Year 2000 ready. The operator at the Company's jointly owned U.K. refinery is directing that location's Year 2000 action plan and has reported that the project was essentially complete at October 31, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

YEAR 2000 ISSUES (CONTD.)

Murphy maintains comprehensive disaster recovery plans for significant worldwide operating facilities. In addition to these plans, the Company has developed Year 2000 specific contingency plans in operating areas that are deemed critical. Contingency plans will be monitored throughout the remainder of 1999, and are likely to include accumulating higher than normal levels of crude oil, finished products and critical supplies for short-term needs; addressing potential failures of critical operating and administrative systems; and identifying alternative providers of services and supplies for the Company's longer-term needs. The Company will supplement its normal emergency response teams to assist with Year 2000 transition issues that may arise, and staffing will be increased at certain locations during the critical year-end period. Additionally, Murphy is monitoring the state of its partner's contingency planning at the jointly owned U.K. refinery.

COSTS - The Company's total cost to become Year 2000 compliant is not expected to be material to its financial position. The most likely estimate of the cost of the Project is approximately $5 million, including certain costs for new systems that concurrently provide improved business functionality and Year 2000 compliance. The total cost estimate includes $2 million for the EPO (including assessment of Third Parties); the remaining costs are for miscellaneous hardware replacement, noncompliant system renovations and upgrades, and Embedded Technology issues. It is reasonably possible that total costs could exceed the most likely estimate by up to $1 million. Funds for the Project are primarily obtained from internally generated cash flows. This cost estimate does not include the Company's potential share of Year 2000 costs that may be incurred by partnerships and joint ventures that the Company does not operate, except for an estimated $.8 million to make Murphy's jointly owned U.K. refinery Year 2000 compliant.

The total amount expended on the Project through September 30, 1999 was $3.9 million, including $2.3 million in the first nine months of 1999. Of this amount, $2.3 million has been included in expense, including $.7 million in the first nine months of 1999, and costs of $1.6 million have been capitalized as improvements in business functionality beyond Year 2000 compliance. The remaining cost for the Project is estimated to be approximately $1.1 million.

RISKS - Not correcting material Year 2000 problems could result in interruptions in, or failures of, certain normal business activities or operations. It is possible that such failures could materially and adversely affect the Company's results of operations, liquidity or financial condition by impeding the Company's ability to produce and deliver crude oil, natural gas and finished petroleum products, and to invoice and collect related revenues from customers. Under the Company's most reasonably likely worst-case scenario, certain operations may be disrupted on a short-term basis. The Company does not believe such disruptions, if any, will be either long-term in nature or of major consequence to its operations. The Company cannot completely eliminate, however, the possibility of significant disruptions.

Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from uncertainty about the Year 2000 readiness of critical Third Parties, the Company is unable to determine at this time whether or not the consequences of possible Year 2000 failures will materially affect its results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue, and in particular, about the Year 2000 compliance and readiness of the Company's critical Third Parties. The Company believes that it has taken reasonable steps to address potentially material Year 2000 failures, and the possibility of significant interruptions of normal operations has been greatly reduced.

Readers are cautioned that forward-looking statements contained in this Year 2000 section should be read in conjunction with Murphy's disclosures in the following paragraph of this Form 10-Q report.

FORWARD-LOOKING STATEMENTS

This Form 10-Q report contains statements of the Company's expectations, intentions, plans and beliefs that are forward-looking and are dependent on certain events, risks and uncertainties that may be outside of the Company's control. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results and developments could differ materially from those expressed or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements as well as those contained in the Company's January 15, 1997 Form 8-K on file with the U.S. Securities and Exchange Commission.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with interest rates; foreign currency exchange rates; and prices of crude oil, natural gas and petroleum products. As described in Note D on page 5 of this Form 10-Q report, Murphy makes limited use of derivative financial and commodity instruments to manage risks associated with existing or anticipated transactions.

At September 30, 1999, the Company was a party to interest rate swaps with notional amounts totaling $100 million that were designed to convert a similar amount of variable-rate debt to fixed rates. The interest rate swaps mature in 2002 and 2004. The swaps require the Company to pay an average interest rate of 6.46% over their composite lives, and at September 30, 1999, the interest rate to be received by the Company averaged 5.35%. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge against potentially higher future interest rates. At September 30, 1999, the estimated fair value to settle these interest rate swaps was a cost of $1.2 million.

At September 30, 1999, 34% of the Company's long-term debt had variable interest rates and 24% was denominated in Canadian dollars. Based on debt outstanding at September 30, 1999, a 10% increase in variable interest rates would increase the Company's interest expense over the next 12 months by an estimated $.3 million after a $.5 million favorable effect of lower net settlement payments under the aforementioned interest rate swaps. A 10% increase in the exchange rate of the Canadian dollar versus the U.S. dollar would increase interest expense over the next 12 months by an estimated $.4 million.

At September 30, 1999, the Company was a party to crude oil swap agreements for a total notional volume of 2.3 million barrels that reduce a portion of the financial exposure of Murphy's U.S. refineries to crude oil price movements. The agreements mature in 2001 and 2002. At termination, the swaps require Murphy to pay an average crude oil price of $16.76 a barrel and to receive the average of the near-month NYMEX West Texas Intermediate (WTI) crude oil prices during the respective contractual maturity periods. At September 30, 1999, the estimated fair value to settle these crude oil swaps was a gain of $2.3 million; a 10% fluctuation in the price of WTI crude oil over the next 12 months would change the estimated fair value of these swaps by $3.5 million.

At September 30, 1999, Murphy was also a party to natural gas price swap agreements for a total notional volume of 7 million MMBTU that are intended to reduce a portion of the financial exposure of its Meraux, Louisiana refinery to fluctuations in the price of natural gas purchased for fuel. The agreements are to be settled equally over the 12 months of 2004. In each month of settlement, the swaps require Murphy to pay an average natural gas price of $2.61 an MMBTU and to receive the average NYMEX Henry Hub price for the final three trading days of the month. At September 30, 1999, the estimated fair value of these agreements was a gain of $.5 million; a 10% fluctuation in the average NYMEX Henry Hub price of natural gas over the next 12 months would change the estimated fair value by $1.4 million.

OIL AND GAS OPERATING RESULTS* (UNAUDITED)
-----------------------------------------------------------------------------
                                          United              Synthetic
                           United           King-  Ecua-         Oil -
(Millions of dollars)      States  Canada    dom    dor  Other  Canada  Total
-----------------------------------------------------------------------------
THREE MONTHS ENDED
 SEPTEMBER 30, 1999
Oil and gas sales and
 operating revenues        $ 54.8    43.2   40.9    8.7     .5    21.8  169.9
Production costs              8.7    10.6    7.2    3.0      -     8.9   38.4
Depreciation, depletion
 and amortization            16.5    11.4   10.4    1.9      -     1.8   42.0
Exploration expenses
  Dry hole costs              3.0     1.8      -      -      -       -    4.8
  Geological and geophysical
   costs                      1.2     3.1     .6      -     .2       -    5.1
  Other costs                  .6      .3     .2      -    1.7       -    2.8
-----------------------------------------------------------------------------
                              4.8     5.2     .8      -    1.9       -   12.7
  Undeveloped lease
   amortization               1.8     1.0      -      -      -       -    2.8
-----------------------------------------------------------------------------
     Total exploration
      expenses                6.6     6.2     .8      -    1.9       -   15.5
-----------------------------------------------------------------------------
Selling and general expenses  4.1     1.2     .7      -     .3       -    6.3
Income tax provisions         6.5     4.5    9.1      -     .1     3.7   23.9
-----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $ 12.4     9.3   12.7    3.8   (1.8)    7.4   43.8
=============================================================================

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
=============================================================================

NINE MONTHS ENDED
 SEPTEMBER 30, 1999
Oil and gas sales and
 operating revenues        $142.2    96.5   91.8   20.4    1.4    51.5  403.8
Production costs             28.2    28.0   24.3    6.4      -    27.0  113.9
Depreciation, depletion
 and amortization            48.5    31.0   31.2    6.0      -     5.3  122.0
Exploration expenses
  Dry hole costs             16.5     3.8    2.3      -    1.1       -   23.7
  Geological and
   geophysical costs          7.0     7.3    1.2      -    1.7       -   17.2
  Other costs                 1.8      .6     .8      -    3.1       -    6.3
-----------------------------------------------------------------------------
                             25.3    11.7    4.3      -    5.9       -   47.2
  Undeveloped lease
   amortization               5.3     3.0      -      -      -       -    8.3
-----------------------------------------------------------------------------
     Total exploration
      expenses               30.6    14.7    4.3      -    5.9       -   55.5
-----------------------------------------------------------------------------
Selling and general expenses 12.0     4.2    2.3     .1     .8       -   19.4
Income tax provisions         7.4     6.1   12.1      -     .3     6.4   32.3
-----------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)    $ 15.5    12.5   17.6    7.9   (5.6)   12.8   60.7
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
=============================================================================

*Excludes special items.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Following a 1998 compliance inspection of the Superior, Wisconsin refinery, the Company received notices of violations of the Clean Air Act from the U.S. Environmental Protection Agency. Although the penalty amounts were not listed, the statutes involved provide for rates of up to $27,500 per day of violation. The Superior refinery also received a Notice of Violation from the Wisconsin Department of Natural Resources for alleged failure to meet new source performance emission standards for the sulfur plant at the refinery. Penalties for these alleged violations could exceed $100,000. The Company believes it has valid defenses to the alleged violations and plans vigorous defenses. While the notices of violation are preliminary in nature and no assurance can be given, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition of the Company.

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

     (b) No reports on Form 8-K have been filed for the quarter ended September 30, 1999.

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

November 10, 1999
     (Date)

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

  3.2  By-laws of Murphy Oil Corporation        Exhibit 3.3 of Murphy's Form
       as amended May 12, 1999                  10-Q report for the quarterly
                                                period ended June 30, 1999

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

  4.2  Form of Indenture and Form of            Exhibits 4.1 and 4.2 of
       Supplemental Indenture between Murphy    Murphy's Form 8-K report filed
       Oil Corporation and SunTrust Bank,       April 29, 1999 under the
       Nashville, N.A., as Trustee              Securities Exchange Act of
                                                1934

  4.3  Rights Agreement dated as of             Exhibit 4.1 of Murphy's Form
       December 6, 1989 between Murphy Oil      10-K report for the year
       Corporation and Harris Trust Company     ended December 31, 1994
       of New York, as Rights Agent

  4.4  Amendment No. 1 dated as of April 6,     Exhibit 3 of Murphy's Form
       1998 to Rights Agreement dated as of     8-A/A, Amendment No. 1, filed
       December 6, 1989 between Murphy Oil      April 14, 1998 under the
       Corporation and Harris Trust Company     Securities Exchange Act of
       of New York, as Rights Agent             1934

  4.5  Amendment No. 2 dated as of April 15,    Exhibit 4 of Murphy's Form
       1999 to Rights Agreement dated as of     8-A/A, Amendment No. 2, filed
       December 6, 1989 between Murphy Oil      April 19, 1999 under the
       Corporation and Harris Trust Company     Securities Exchange Act of
       of New York, as Rights Agent             1934

 10.1  1987 Management Incentive Plan as        Exhibit 10.2 of Murphy's Form
       amended February 7, 1990 retroactive     10-K report for the year ended
       to February 3, 1988                      December 31, 1994

 10.2  1992 Stock Incentive Plan as amended     Exhibit 10.2 of Murphy's Form
       May 14, 1997                             10-Q report for the quarterly
                                                period ended June 30, 1997

 10.3  Employee Stock Purchase Plan             Exhibit 99.01 of Murphy's
                                                Form S-8 Registration
                                                Statement filed May 19, 1997
                                                under the Securities Act of
                                                1933

 27    Financial Data Schedule for the nine     Filed herewith in electronic
       months ended September 30, 1999          filing

Exhibits other than those listed above have been omitted since they are either not required or not applicable.