Form 10-K
period 1999-12-31
MURPHY OIL CORP /DE
filed 2000-03-23
CIK 717423

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

 (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 1999

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________

                         Commission file number 1-8590

                            MURPHY OIL CORPORATION
            (Exact name of registrant as specified in its charter)

             DELAWARE                                71-0361522
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

   200 PEACH STREET, P.O. BOX 7000,                   71731-7000
        EL DORADO, ARKANSAS                           (Zip Code)
(Address of principal executive offices)

     Registrant's telephone number, including area code:   (870) 862-6411

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class         Name of each exchange on which registered

       COMMON STOCK, $1.00 PAR VALUE              NEW YORK STOCK EXCHANGE
                                                  TORONTO STOCK EXCHANGE

     SERIES A PARTICIPATING CUMULATIVE            NEW YORK STOCK EXCHANGE
      PREFERRED STOCK PURCHASE RIGHTS             TORONTO STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X    No ____.
                            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based on average price at January 31, 2000, as quoted by the New York Stock Exchange, was approximately $1,927,840,000.

Number of shares of Common Stock, $1.00 Par Value, outstanding at January 31, 2000 was 45,013,897.

                     Documents incorporated by reference:

Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 10, 2000 have been incorporated by reference in
Part III herein.

================================================================================

                            MURPHY OIL CORPORATION

                   TABLE OF CONTENTS - 1999 FORM 10-K REPORT

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
                  PART I

Item  1.    Business                                                                                  1

Item  2.    Properties                                                                                1

Item  3.    Legal Proceedings                                                                         6

Item  4.    Submission of Matters to a Vote of Security Holders                                       7

                  PART II

Item  5.    Market for Registrant's Common Equity and Related Stockholder Matters                     7

Item  6.    Selected Financial Data                                                                   7

Item  7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                    8

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                               17

Item  8.    Financial Statements and Supplementary Data                                              18

Item  9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                                    18

                  PART III

Item 10.    Directors and Executive Officers of the Registrant                                       18

Item 11.    Executive Compensation                                                                   18

Item 12.    Security Ownership of Certain Beneficial Owners and Management                           18

Item 13.    Certain Relationships and Related Transactions                                           18

                  PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         19

Exhibit Index                                                                                        19

Signatures                                                                                           21

                                    PART I

Items 1. and 2.  BUSINESS AND PROPERTIES

SUMMARY

Murphy Oil Corporation is a worldwide oil and gas exploration and production company with refining and marketing operations in the United States and the United Kingdom and crude oil transportation and trading operations in Canada. As used in this report, the terms Murphy, Murphy Oil, we, our, its and Company may refer to Murphy Oil Corporation or any one or more of its consolidated subsidiaries.

The Company was originally incorporated in Louisiana in 1950 as Murphy Corporation. It was reincorporated in Delaware in 1964, at which time it adopted the name Murphy Oil Corporation, and was reorganized in 1983 to operate primarily as a holding company of its various businesses. Its operations are classified into two business activities: (1) "Exploration and Production" and
(2) "Refining, Marketing and Transportation." For reporting purposes, Murphy's exploration and production activities are subdivided into five geographic segments -- the United States, Canada, the United Kingdom, Ecuador and all other countries; Murphy's refining, marketing and transportation activities are subdivided into three geographic segments -- the United States, the United Kingdom and Canada. Additionally, "Corporate and Other Activities" include interest income, interest expense and overhead not allocated to the segments. On December 31, 1996, Murphy completed a spin-off to its stockholders of its wholly owned farm, timber and real estate subsidiary, Deltic Farm & Timber Co., Inc. (reincorporated as "Deltic Timber Corporation").

The information appearing in the 1999 Annual Report to Security Holders (1999 Annual Report) is incorporated in this Form 10-K report as Exhibit 13 and is deemed to be filed as part of this Form 10-K report as indicated under Items 1, 2 and 7. A narrative of the graphic and image information that appears in the paper format version of Exhibit 13 is included in the electronic Form 10-K document as an appendix to Exhibit 13.

In addition to the following information about each business activity, data about Murphy's operations, properties and business segments, including revenues by class of products and financial information by geographic area, are provided on pages 7 through 14, F-8, F-19 through F-21, and F-24 through F-26 of this Form 10-K report and on pages 6 through 19 of the 1999 Annual Report.

EXPLORATION AND PRODUCTION

During 1999, Murphy's principal exploration and production activities were conducted in the United States and Ecuador by wholly owned Murphy Exploration & Production Company (Murphy Expro) and its subsidiaries, in western Canada and offshore eastern Canada by wholly owned Murphy Oil Company Ltd. (MOCL) and its subsidiaries, and in the U.K. North Sea and the Atlantic Margin by wholly owned Murphy Petroleum Limited. Murphy's crude oil and natural gas liquids production in 1999 was in the United States, Canada, the United Kingdom and Ecuador; its natural gas was produced and sold in the United States, Canada and the United Kingdom. MOCL owns a 5% interest in Syncrude Canada Ltd., which utilizes its assets to extract bitumen from oil sand deposits in northern Alberta and to upgrade this into synthetic crude oil. Subsidiaries of Murphy Expro conducted exploration activities in various other areas including Malaysia, the Faroe Islands, Pakistan, Philippines, Spain and Ireland.

Murphy's estimated net quantities of proved oil and gas reserves and proved developed oil and gas reserves at December 31, 1996, 1997, 1998 and 1999 by geographic area are reported on page F-23 of this Form 10-K report. Murphy has not filed and is not required to file any estimates of its total net proved oil or gas reserves on a recurring basis with any federal or foreign governmental regulatory authority or agency other than the U.S. Securities and Exchange Commission. Annually, Murphy reports gross reserves of properties operated in the United States to the U.S. Department of Energy; such reserves are derived from the same data from which estimated net proved reserves of such properties are determined.

Net crude oil, condensate, and gas liquids production and net natural gas sales by geographic area with weighted average sales prices for each of the five years ended December 31, 1999 are shown on page 21 of the 1999 Annual Report.

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

At December 31, 1999, Murphy held leases, concessions, contracts or permits on nonproducing and producing acreage as shown by geographic area in the following table. Gross acres are those in which all or part of the working interest is owned by Murphy; net acres are the portions of the gross acres applicable to Murphy's working interest.

                                   Nonproducing       Producing           Total
                                  --------------    --------------    --------------
Area (Thousands of acres)         Gross      Net    Gross     Net     Gross     Net
-------------------------        ------   ------    -----     ----   ------   ------
United States - Onshore              3        3       40       21       43       24
              - Gulf of Mexico     805      454      313      115    1,118      569
              - Frontier           119       44       --       --      119       44
                                ------   ------    -----     ----   ------   ------
    Total United States            927      501      353      136    1,280      637
                                ------   ------    -----     ----   ------   ------

Canada - Onshore                   781      529    1,226      199    2,007      728
       - Offshore                3,874      908       55        3    3,929      911
       - Oil sands                 222       63       10        2      232       65
                                ------   ------    -----     ----   ------   ------
    Total Canada                 4,877    1,500    1,291      204    6,168    1,704
                                ------   ------    -----     ----   ------   ------

United Kingdom                   1,423      448       77       11    1,500      459
Ecuador                             --       --      494       99      494       99
Ireland                            896      224       --       --      896      224
Malaysia                         6,498    5,319       --       --    6,498    5,319
Pakistan                         3,795    3,795       --       --    3,795    3,795
Philippines                      3,695    2,956       --       --    3,695    2,956
Spain                              330       99       --       --      330       99
Tunisia                            109       36       --       --      109       36
                                ------   ------    -----     ----   ------   ------
    Totals                      22,550   14,878    2,215      450   24,765   15,328
                                ======   ======    =====     ====   ======   ======

As used in the three tables that follow, "gross" wells are the total wells in which all or part of the working interest is owned by Murphy, and "net" wells are the total of the Company's fractional working interests in gross wells expressed as the equivalent number of wholly owned wells.

The following table shows the number of oil and gas wells producing or capable of producing at December 31, 1999.

                                                     Oil Wells          Gas Wells
                                                   --------------    --------------
Country                                            Gross     Net     Gross     Net
-------                                            -----    -----    -----    -----
United States                                        300    131.6      209     77.1
Canada                                             3,932    786.0      768    272.0
United Kingdom                                       149     18.0       21      1.6
Ecuador                                               59     11.8       --       --
                                                   -----    -----    -----    -----
    Totals                                         4,440    947.4      998    350.7
                                                   =====    =====    =====    =====

Wells included above with multiple
 completions and counted as one well each             82     37.9       80     59.8

Murphy's net wells drilled in the last three years are shown in the following table.

                    United                                United
                    States                Canada          Kingdom              Ecuador               Other               Total
              -----------------    ----------------   ----------------    ---------------    ------------------    -----------------
                 Pro-                 Pro-               Pro-                Pro-               Pro-                  Pro-
              ductive       Dry    ductive      Dry   ductive      Dry    ductive     Dry    ductive        Dry    ductive       Dry
              -------       ---    -------      ---   -------      ---    -------     ---    -------        ---    -------       ---
1999
----
Exploratory       1.4       1.0        5.3      5.5         -        -         .4       -          -          -        7.1       6.5

Development        .6         -       13.7       .2       1.0        -         .8       -          -          -       16.1        .2

1998
----
Exploratory       9.0        .8        4.8      7.5         -        -          -       -          -        1.0       13.8       9.3

Development        .6         -        5.4        -       1.9        -        1.2       -          -          -        9.1         -

1997
----
Exploratory       7.6       6.8       15.8      8.3        .5       .6          -       -         .4        1.0       24.3      16.7

Development       2.9         -       83.0        -        .9       .3        1.6       -          -          -       88.4        .3

Murphy's drilling wells in progress at December 31, 1999 are shown below.

                                            Exploratory          Development           Total
                                          ----------------      -------------      ---------------
Country                                   Gross        Net      Gross     Net      Gross       Net
-------                                   -----        ---      -----     ---      -----       ---
United States                                 3        1.6         --      --         3        1.6
Canada                                        2         .7          3      .7         5        1.4
United Kingdom                               --         --          5      .5         5         .5
Ecuador                                      --         --          1      .2         1         .2
                                          -----        ---      -----     ---      -----       ---
   Totals                                     5        2.3          9     1.4        14        3.7
                                          =====        ===      =====     ===      =====       ===

Additional information about current exploration and production activities is reported on pages 1 through 15 of the 1999 Annual Report.

REFINING, MARKETING AND TRANSPORTATION

Murphy Oil USA, Inc. (MOUSA), a wholly owned subsidiary, owns and operates two refineries in the United States. The Meraux, Louisiana refinery is located on fee land and on two leases that expire in 2010 and 2021, at which times the Company has options to purchase the leased acreage at fixed prices. The refinery at Superior, Wisconsin is located on fee land. Murco Petroleum Limited (Murco), a wholly owned U.K. subsidiary serviced by Murphy Eastern Oil Company, has an effective 30% interest in a refinery at Milford Haven, Wales that can process 108,000 barrels of crude oil a day. Refinery capacities at December 31, 1999 are shown in the following table.

                                                                         Milford Haven,
                                           Meraux,        Superior,           Wales
                                         Louisiana        Wisconsin       (Murco's 30%)          Total
                                         ---------        ---------       -------------          -----
Crude capacity - b/sd*                     100,000           35,000            32,400          167,400

Process capacity - b/sd*
  Vacuum distillation                       50,000           20,500            16,500           87,000
  Catalytic cracking - fresh feed           38,000           11,000             9,960           58,960
  Pretreating cat-reforming feeds           22,000            9,000             5,490           36,490
  Catalytic reforming                       18,000            8,000             5,490           31,490
  Distillate hydrotreating                  15,000            7,800            20,250           43,050
  Gas oil hydrotreating                     27,500               --                --           27,500
  Solvent deasphalting                      18,000               --                --           18,000
  Isomerization                                 --            2,000             3,400            5,400

Production capacity - b/sd*
  Alkylation                                 8,500            1,500             1,680           11,680
  Asphalt                                                     7,500                --            7,500

Crude oil and product storage
 capacity - barrels                      4,453,000        2,852,000         2,638,000        9,943,000

*Barrels per stream day.

MOUSA markets refined products through a network of branded and unbranded wholesale customers and retail gasoline stations in the United States and Canada. Branded wholesale customers use the brand name SPUR(R). Murphy's retail stations are primarily located in the parking areas of Wal-Mart stores and use the brand name Murphy USA(R). Refined products are supplied from 11 terminals that are wholly owned and operated by MOUSA, 16 terminals that are jointly owned and operated by others, and numerous terminals owned by others. Of the terminals wholly owned or jointly owned, four are supplied by marine transportation, three are supplied by truck, two are adjacent to MOUSA's refineries and 18 are supplied by pipeline. MOUSA receives products at the terminals owned by others either in exchange for deliveries from the Company's terminals or by outright purchase. At December 31, 1999, the Company marketed products through 145 Murphy USA stations in a 13-state area of the southern United States, 480 SPUR stations (25 of which are either owned or leased by the Company) in a 14-state area in the southeastern and upper-midwestern United States, and eight SPUR stations in the Thunder Bay area of Ontario, Canada. The Company plans to add up to 150 new Murphy USA stations at Wal-Mart sites in the southern and midwestern United States in 2000.

At the end of 1999, Murco distributed refined products in the United Kingdom from the Milford Haven refinery, three wholly owned terminals supplied by rail, seven terminals owned by others where products are received in exchange for deliveries from the Company's terminals, and 384 branded stations under the brand names MURCO and EP.

Murphy owns a 20% interest in a 120-mile refined products pipeline, with a capacity of 165,000 barrels a day, that transports products from the Meraux refinery to two common carrier pipelines serving the southeastern United States. The Company also owns a 22% interest in a 312-mile crude oil pipeline in Montana and Wyoming, with a capacity of 120,000 barrels a day, and a 3.2% interest in LOOP LLC, which provides deepwater unloading accommodations off the Louisiana coast for oil tankers and onshore facilities for storage of crude oil. A crude oil pipeline with a diameter of 24 inches connects LOOP storage at Clovelly, Louisiana to the Meraux refinery. Murphy owns 29.4% of the first 22 miles of this pipeline from Clovelly to Alliance, Louisiana and 100% of the remaining 24 miles from Alliance to Meraux. The pipeline is connected to another company's pipeline system, allowing crude oil transported by that system to also be shipped to the Meraux refinery.

At December 31, 1999, MOCL operated the following Canadian crude oil pipelines, with the ownership percentage, extent and capacity in barrels a day of each as shown. MOCL also operated and owned all or most of several short lateral connecting pipelines.

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

Additional information about current refining, marketing and transportation activities and a statistical summary of key operating and financial indicators for each of the five years ended December 31, 1999 are reported on pages 1 through 3, 5, 16 through 19, and 22 of the 1999 Annual Report.

EMPLOYEES

At December 31, 1999, Murphy had 2,153 employees -- 1,476 full-time and 677 part-time.

COMPETITION AND OTHER CONDITIONS WHICH MAY AFFECT BUSINESS

Murphy operates in the oil industry and experiences intense competition from other oil and gas companies, many of which have substantially greater resources. In addition, the oil industry as a whole competes with other industries in supplying energy requirements around the world. Murphy is a net purchaser of crude oil and other refinery feedstocks and purchases refined products and may be required to respond to operating and pricing policies of others, including producing country governments from whom it makes purchases. Additional information concerning current conditions of the Company's business is reported under the caption "Outlook" on page 16 of this Form 10-K report.

The operations and earnings of Murphy have been and continue to be affected by worldwide political developments. Many governments, including those that are members of the Organization of Petroleum Exporting Countries (OPEC), unilaterally intervene at times in the orderly market of crude oil and natural gas produced in their countries through such actions as setting prices, determining rates of production, and controlling who may buy and sell the production. In addition, prices and availability of crude oil, natural gas and refined products could be influenced by political unrest and by various governmental policies to restrict or increase petroleum usage and supply. Other governmental actions that could affect Murphy's operations and earnings include tax changes and regulations concerning: currency fluctuations, protection and remediation of the environment (See the caption "Environmental" on page 15 of this Form 10-K report), preferential and discriminatory awarding of oil and gas leases, restrictions on drilling and/or production, restraints and controls on imports and exports, safety, and relationships between employers and employees. Because these and other factors too numerous to list are subject to constant changes caused by governmental and political considerations and are often made in great haste in response to changing internal and worldwide economic conditions and to actions of other governments or specific events, it is not practical to attempt to predict the effects of such factors on Murphy's future operations and earnings.

Murphy's business is subject to operational hazards and risks normally associated with the exploration for and production of oil and natural gas and the refining, marketing and transportation of crude oil and petroleum products. The occurrence of a significant event could result in the loss of hydrocarbons, environmental pollution, personal injury and loss of life, damage to the property of the Company and others, and loss of revenues, and could subject the Company to substantial fines and/or claims for punitive damages. Murphy maintains insurance against certain, but not all, hazards that could arise from its operations, and such insurance is believed to be reasonable for the hazards and risks faced by the Company. There can be no assurance that such insurance will be adequate to offset lost revenues or costs associated with potentially significant events or that insurance coverage will continue to be available in the future on terms that justify its purchase. The occurrence of a significant event that is not fully insured could have a material adverse effect on the Company's financial condition and results of operations in the future.

EXECUTIVE OFFICERS OF THE REGISTRANT

The age at January 1, 2000, present corporate office and length of service in office of each of the Company's executive officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

R. Madison Murphy - Age 42; Chairman of the Board since October 1994 and Director and Member of the Executive Committee since 1993. Mr. Murphy served as Executive Vice President and Chief Financial and Administrative Officer from 1993 to 1994; Executive Vice President and Chief Financial Officer from 1992 to 1993; Vice President, Planning/Treasury, from 1991 to 1992; and Vice President, Planning, from 1988 to 1991, with additional duties as Treasurer from 1990 until August 1991.

Claiborne P. Deming - Age 45; President and Chief Executive Officer since
   October 1994 and Director and Member of the Executive Committee since 1993. He served as Executive Vice President and Chief Operating Officer from 1992 to 1993 and President of MOUSA from 1989 to 1992.

Steven A. Cosse'- Age 52; Senior Vice President since October 1994 and General
   Counsel since August 1991. Mr. Cosse' was elected Vice President in 1993. For the eight years prior to August 1991, he was General Counsel for Murphy Expro, at that time named Ocean Drilling & Exploration Company (ODECO), a majority-owned subsidiary of Murphy.

Herbert A. Fox Jr. - Age 65; Vice President since October 1994. Mr. Fox has also been President of MOUSA since 1992. He served with MOUSA as Vice President, Manufacturing, from 1990 to 1992.

Bill H. Stobaugh - Age 48; Vice President since May 1995, when he joined the
   Company. Prior to that, he had held various engineering, planning and managerial positions, the most recent being with an engineering consulting firm.

Odie F. Vaughan - Age 63; Treasurer since August 1991. From 1975 through July
   1991, he was with ODECO as Vice President of Taxes and Treasurer.

John W. Eckart - Age 41; Controller since March 2000. Mr. Eckart had been
   Assistant Controller since February 1995. He joined the Company as Auditing Manager in 1990.

Walter K. Compton - Age 37; Secretary since December 1996. He has been an attorney with the Company since 1988 and became Manager, Law Department, in November 1996.


ITEM 3. LEGAL PROCEEDINGS

Following a 1998 compliance inspection of the Superior, Wisconsin refinery, the U.S. Environmental Protection Agency (EPA) gave the Company notices of violation of environmental laws. Although the penalty amounts were not listed, the statutes involved provide for rates of up to $27,500 per day of violation. The EPA has referred the matter to the U.S. Department of Justice for enforcement. The Superior refinery also received a notice of violation from the Wisconsin Department of Natural Resources for alleged failure to meet new source performance emission standards for the sulfur plant at the refinery. This item has been referred to the Wisconsin Department of Justice for enforcement. Penalties for these alleged state and federal violations could exceed $100,000. The Company believes it has valid defenses to these alleged violations and plans vigorous defenses. While the enforcement actions are in their preliminary stages and no assurance can be given, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial condition.

Murphy and its subsidiaries are engaged in a number of other legal proceedings, all of which Murphy considers routine and incidental to its business and none of which is expected to have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange and the Toronto Stock Exchange using "MUR" as the trading symbol. There were 3,431 stockholders of record as of December 31, 1999. Information as to high and low market prices per share and dividends per share by quarter for 1999 and 1998 are reported on page F-28 of this Form 10-K report.


ITEM 6.  SELECTED FINANCIAL DATA

(Thousands of dollars except per share data)                  1999        1998            1997           1996           1995
                                                              ----        ----            ----           ----           ----
RESULTS OF OPERATIONS FOR THE YEAR/1/
Sales and other operating revenues                      $2,036,840   1,694,470       2,133,387      2,009,736      1,613,848
Net cash provided by continuing operations                 368,878     321,091         401,843        472,480        309,878
Income (loss) from continuing operations                   119,707     (14,394)        132,406        125,956       (127,919)
Net income (loss)                                          119,707     (14,394)        132,406        137,855       (118,612)
Per Common share - diluted
  Income (loss) from continuing operations                    2.66        (.32)           2.94           2.80          (2.85)
  Net income (loss)                                           2.66        (.32)           2.94           3.07          (2.65)
Cash dividends per Common share                               1.40        1.40            1.35           1.30           1.30
Percentage return on
  Average stockholders' equity                                12.3        (1.3)           12.7           12.2           (9.3)
  Average borrowed and invested capital                        9.7         (.6)           10.4           10.4           (7.9)
  Average total assets                                         5.2         (.6)            6.0            6.2           (5.2)

CAPITAL EXPENDITURES FOR THE YEAR
Exploration and production                              $  295,958     331,647         423,181        373,984        231,718
Refining, marketing and transportation                      88,075      55,025          37,483         42,880         53,602
Corporate and other                                          2,572       2,127           7,367          1,192          1,831
                                                           -------     -------         -------        -------        -------
                                                        $  386,605     388,799         468,031        418,056        287,151
                                                           =======     =======         =======        =======        =======

FINANCIAL CONDITION AT DECEMBER 31
Current ratio                                                 1.22        1.15            1.10           1.10           1.22
Working capital                                         $  105,477      56,616          48,333         56,128         87,388
Net property, plant and equipment                        1,782,741   1,662,362       1,655,838      1,556,830      1,377,455
Total assets                                             2,445,508   2,164,419       2,238,319      2,243,786      2,098,466
Long-term debt                                             393,164     333,473         205,853        201,828        193,146
Stockholders' equity                                     1,057,172     978,233       1,079,351      1,027,478/2/   1,101,145
  Per share                                                  23.49       21.76           24.04          22.90          24.56
Long-term debt - percent of capital employed                  27.1        25.4            16.0           16.4           14.9


/1/Includes effects on income of special items in 1999, 1998 and 1997 that are detailed in Management's Discussion and Analysis of Financial Condition and Results of Operations. Also, special items in 1996 and 1995 increased (decreased) net income by $22,124, $.49 a diluted share, and $(152,066), $(3.39) a diluted share, respectively.
/2/Reflects $172,561 charge for distribution of common stock of Deltic Timber
   Corporation to Murphy's stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company reported net income in 1999 of $119.7 million, $2.66 a diluted share, compared to a net loss in 1998 of $14.4 million, $.32 a diluted share. In 1997, the Company earned $132.4 million, $2.94 a diluted share. Results of operations for the three years ended December 31, 1999 included certain special items that resulted in a net benefit of $19.7 million, $.44 a diluted share, in 1999; a net charge of $57.9 million, $1.29 a diluted share, in 1998; and a net benefit of $.1 million, with no per share effect, in 1997. The 1999 special items included after-tax gains of $7.5 million, $.17 a diluted share, from sale of assets, and $12.2 million, $.27 a diluted share, primarily from settlements of income tax and other matters. The 1998 special items included an after-tax charge of $57.6 million, $1.28 a diluted share, from a write-down of assets determined to be impaired under Statement of Financial Accounting Standards
(SFAS) No. 121.

1999 VS. 1998 - Excluding special items, income in 1999 totaled $100 million, $2.22 a share, an increase of $56.5 million from the $43.5 million earned in 1998. The increase in income was primarily attributable to record earnings from exploration and production operations, which totaled $121.2 million in 1999 compared to $5.8 million in 1998. This improvement was partially offset by lower earnings from the Company's refining, marketing and transportation operations, which earned $14.9 million in 1999, down from $49.2 million earned in 1998. The improvement in exploration and production earnings in 1999 was primarily attributable to an increase of $6.05 a barrel in the average worldwide crude oil sales price, up 56% compared to 1998, and record crude oil production. In addition, the Company's worldwide natural gas sales volume and U.S. natural gas sales prices both increased 4% in 1999. Refining, marketing and transportation operations were adversely affected by the increase in the prices of crude oil and other refinery feedstocks. This segment's decline in earnings was primarily attributable to lower U.S. operating results, as rising crude oil prices squeezed margins throughout most of the year. The costs of corporate and other activities, which include interest income and expense and corporate overhead not allocated to operating functions, were $36.1 million in 1999 compared to $11.5 million in 1998. The increase in corporate costs in 1999 was primarily attributable to higher net interest costs and higher costs of awards under the Company's incentive plans.

1998 VS. 1997 - Excluding special items, income totaled $43.5 million in 1998, $.97 a diluted share, a decrease of $88.8 million from the $132.3 million earned in 1997. The income reduction was primarily attributable to a $79.2 million decline in earnings from the Company's exploration and production operations. Sharply lower crude oil prices in 1998 were the main reason for the reduction. The Company's average crude oil sales price declined by $5.62 a barrel in 1998, down 34% from oil prices realized in 1997. Higher crude oil production from new fields in Canada and the United Kingdom were mostly offset by lower production from maturing U.S. and U.K. oil fields and by selective shut-in of Canadian heavy oil production. Natural gas sales prices in the United States declined 15% in 1998 and U.S. natural gas sales volume was down 20%. Earnings from the Company's refining, marketing and transportation operations were down $7.5 million in 1998, as record levels of finished product sales volumes were more than offset by lower unit margins on product sales in the United States. The costs of corporate and other activities increased $2.1 million in 1998 compared to 1997, primarily due to higher net interest costs offset in part by lower costs under the Company's incentive plans.

In the following table, the Company's results of operations for the three years ended December 31, 1999 are presented by segment. Special items, which can obscure underlying trends of operating results and affect comparability between years, are set out separately. More detailed reviews of operating results for the Company's exploration and production and refining, marketing and transportation activities follow the table.

(Millions of dollars)                                                        1999            1998           1997
                                                                            -----            ----           ----
Exploration and production
  United States                                                         $    30.3            20.1           56.5
  Canada                                                                     47.0             2.6           18.8
  United Kingdom                                                             37.2              .7           13.1
  Ecuador                                                                    14.4             2.4           12.9
  Other                                                                      (7.7)          (20.0)         (16.3)
                                                                            -----            ----           ----
                                                                            121.2             5.8           85.0
                                                                            -----            ----          -----
Refining, marketing and transportation
  United States                                                              (5.9)           27.7           41.3
  United Kingdom                                                             14.0            16.8            9.2
  Canada                                                                      6.8             4.7            6.2
                                                                            -----            ----          -----
                                                                             14.9            49.2           56.7
                                                                            -----            ----          -----
Corporate and other                                                         (36.1)          (11.5)          (9.4)
                                                                            -----            ----          -----
    Income before special items                                             100.0            43.5          132.3
Gain on sale of assets                                                        7.5             2.9           11.5
Settlement of income tax matters                                              5.0              --            3.2
Settlement of crude oil transportation rate                                   4.9              --             --
Net recovery pertaining to 1996 modifications of
 foreign crude oil contracts                                                  3.3             2.4            1.6
Provision for reduction in force                                             (1.0)             --             --
Impairment of long-lived assets                                                --           (57.6)         (16.2)
Charge resulting from cancellation of a drilling rig contract                  --            (4.2)            --
Write-down of crude oil inventories to market value                            --            (4.2)            --
Settlement of U.K. long-term sales contract                                    --             2.8             --
                                                                            -----            ----          -----
    Net income (loss)                                                   $   119.7           (14.4)         132.4
                                                                            =====            ====          =====

EXPLORATION AND PRODUCTION - Earnings from exploration and production operations before special items were a record $121.2 million in 1999, compared to earnings of $5.8 million in 1998 and $85 million in 1997. The improvement in 1999 was primarily attributable to an increase in the Company's average worldwide crude oil sales price, which averaged $16.86 a barrel in 1999 compared to $10.81 in 1998. The year 1999 also included a Company record for crude oil and condensate production, which increased primarily due to higher production from new fields in the United Kingdom and Canada. Natural gas sales volumes increased in 1999 in both the United States and Canada, and each area benefited from higher average natural gas sales prices. Lower average natural gas sales prices in the United Kingdom served as a partial offset. The earnings decline in 1998 was primarily due to lower worldwide crude oil sales prices, which averaged $10.81 a barrel in 1998 and $16.43 in 1997. Lower U.S. natural gas sales prices and volumes also contributed to the 1998 decline. Partial offsets were provided by higher crude oil production and lower exploration costs. Crude oil production from new fields in the United Kingdom brought on stream during the third quarter of 1998 and from the Hibernia field, offshore Newfoundland, which came on stream in late 1997, was partially offset by selective shut-in of heavy oil production in western Canada in response to lower heavy oil prices and by lower production from mature oil fields in the United States and the United Kingdom.

The results of operations for oil and gas producing activities for each of the last three years are shown by major operating area on pages F-25 and F-26 of this Form 10-K report. Daily production rates and weighted average sales prices are shown on page 21 of the 1999 Annual Report.

A summary of oil and gas revenues, including intersegment sales that are eliminated in the consolidated financial statements, is presented in the following table.

(Millions of dollars)                        1999     1998     1997
                                             ----     ----     ----
United States
  Crude oil                             $    54.1     35.6     74.9
  Natural gas                               143.2    132.1    196.7
Canada
  Crude oil                                 106.8     55.4     71.6
  Natural gas                                38.9     24.0     22.1
  Synthetic oil                              74.8     53.0     67.9
United Kingdom
  Crude oil                                 134.7     70.3     95.3
  Natural gas                                 7.7     10.0     12.2
Ecuador - crude oil                          37.2     19.1     34.7
                                            -----    -----    -----
     Total oil and gas revenues         $   597.4    399.5    575.4
                                            =====    =====    =====

The Company's crude oil and gas liquids production averaged 66,083 barrels a day in 1999, 59,128 in 1998 and 57,494 in 1997. Crude oil and liquids production in the United States increased 9% in 1999, with the increase primarily due to new production from several small fields on the continental shelf of the Gulf of Mexico. In 1998, U.S. production was down 28% from 1997, primarily due to declining production at mature oil fields in the Gulf of Mexico. Crude oil production in Canada rose 6% in 1999 and established a record of 29,980 barrels a day. The increase was primarily attributable to an increase of 2,212 barrels a day at Hibernia, which averaged 6,404 in 1999. Hibernia, which came on stream in the fourth quarter of 1997, produced 4,192 barrels a day in 1998 and 224 in 1997. Production at the Company's synthetic oil operation in Canada increased 5% in 1999, but this increase was offset by 6% and 9% reductions in onshore Canadian heavy oil and light oil production, respectively, during the year. The higher net production of synthetic oil in 1999 was due to a 6% increase in gross production, partially offset by a slightly higher net profit royalty rate caused by higher oil prices. The Company's net interest in production of synthetic oil in Canada increased 12% in 1998 due to a 1% increase in gross production and a decrease in the net profits royalty rate as a result of lower oil prices. Before royalties, the Company's synthetic oil production was 11,146 barrels a day in 1999, 10,501 in 1998 and 10,371 in 1997. Heavy oil production declined by 577 barrels a day in 1999 due to continued selective shut-in of fields caused by low oil prices during the early part of the year. In 1998, crude oil production in Canada increased 12%. As a result of selective shut-ins in the second half of the year, production of heavy oil in Canada decreased 16% in 1998, compared to 1997. The Company's U.K. oil production increased 33% in 1999 after an 11% increase in 1998. Oil production from the Mungo/Monan and Schiehallion fields, which commenced in the third quarter of 1998, averaged 5,568 and 4,721 barrels a day, respectively, in 1999. Mungo/Monan produced 2,025 barrels a day in 1998 and Schiehallion produced 1,219. Oil production from the "T" Block field in the United Kingdom declined by 24% during 1999, after an 18% decline in 1998. Production from Ninian, the Company's other major North Sea oil field, declined 7% in 1999, after having declined 8% in 1998. Production in Ecuador declined 8% in 1999 due to pipeline restrictions, after being essentially unchanged in 1998 when compared to 1997.

Worldwide sales of natural gas averaged 240.4 million cubic feet a day in 1999,
230.9 million in 1998 and 268.7 million in 1997. U.S. natural gas sales were
171.8 million cubic feet a day in 1999, 169.5 million in 1998 and 211.2 million in 1997. The 1% increase in U.S. natural gas sales in 1999 was mainly due to sales from several new fields in the Gulf of Mexico that offset lower sales from maturing fields in the Gulf. The 20% decrease in U.S. natural gas sales in 1998 was mainly due to reduced deliverability in certain maturing Gulf of Mexico fields. Natural gas sales in Canada in 1999 of 56.2 million cubic feet were at record levels for the fourth straight year, as sales increased 15% in 1999 following a 9% increase in 1998. Natural gas sales in the United Kingdom of 12.4 million cubic feet were essentially unchanged in 1999, following a 2% decline in 1998.

As previously indicated, worldwide crude oil sales prices strengthened considerably throughout 1999 after a significant downturn during 1998. In the United States, Murphy's 1999 monthly sales prices for crude oil and condensate ranged from $10.71 to $25.80 a barrel, and averaged $17.97 for the year, 41% above the average 1998 price. In Canada, the average sales price for light oil was $17.00 a barrel in 1999, also an increase of 41%. Heavy oil prices in Canada averaged $12.77 a barrel, up 95% from prices in 1998. The average sales price for synthetic oil in 1999 was $18.64 a barrel, 36% higher than a year earlier. The sales price for crude oil from the Hibernia field averaged $18.69 a barrel, up 78%. Sales prices in the United Kingdom were up 44% in 1999 and averaged $18.09 a barrel. Sales prices in Ecuador averaged $12.94 a barrel in 1999, up 91% compared to a year ago. In 1998, U.S. crude and condensate sales prices decreased 34% compared to 1997 and averaged $12.76 a barrel for the year. In Canada, crude oil prices in 1998 declined 32% for light oil, 39% for heavy oil,

31% for synthetic oil and 31% for Hibernia. Sales prices in the United Kingdom were down 34% in 1998 and prices in Ecuador were down 44%. Although crude oil sales prices were strong in early 2000, the Company can give no assurance that prices will remain at or near these levels in the future.

Average monthly natural gas sales prices in the United States ranged from $1.73 to $2.88 an MCF during 1999. For the year, U.S. sales prices averaged $2.27 an MCF compared to $2.18 a year ago. The average price for natural gas sold in Canada during 1999 was $1.90 an MCF, an increase of 42% from the average in 1998, as Canadian natural gas sales prices moved closer to parity with other North American gas prices during the year. The average price in the United Kingdom declined 25% to $1.68. The decline in average U.K. sales prices primarily resulted from a contractual price basis adjustment at the Company's largest gas producing field in the United Kingdom. Average U.S. natural gas sales prices in 1998 were 15% lower than in 1997, prices were essentially unchanged in Canada, and prices in the United Kingdom declined by 16%.

Based on 1999 volumes and deducting taxes at marginal rates, each $1 a barrel and $.10 an MCF fluctuation in prices would have affected annual exploration and production earnings by $16.2 million and $5.5 million, respectively. The effect of these price fluctuations on consolidated net income cannot be measured because operating results of the Company's refining, marketing and transportation segments could be affected differently.

Production costs were $152 million in 1999, $155.1 million in 1998 and $164.8 million in 1997. These amounts are shown by major operating area on pages F-25 and F-26 of this Form 10-K report. Costs per equivalent barrel of production during the last three years were as follows.

(Dollars per equivalent barrel)              1999      1998      1997
                                             ----      ----      ----
United States                               $2.63      3.32      2.59
Canada
  Excluding synthetic oil                    3.84      3.64      4.63
  Synthetic oil                              9.09      8.99     11.32
United Kingdom                               3.73      5.60      5.58
Ecuador                                      3.62      2.48      3.87
Worldwide - excluding synthetic oil          3.33      3.79      3.72

The decrease in U.S. production cost per equivalent barrel in 1999 was attributable to lower well servicing costs combined with higher production volumes. The increase in Canada in 1999, excluding synthetic oil, was caused by higher well servicing costs at heavy oil properties. The increase in the Canadian synthetic oil unit rate was due to an increase in royalty barrels caused by higher sales prices. The decrease in the U.K. cost per barrel was due to higher production from lower-cost fields at Mungo/Monan and Schiehallion. The higher cost in Ecuador in 1999 was caused by higher field operating costs combined with lower production during the year. The increase in the U.S. cost per equivalent barrel in 1998 was attributable to lower production volumes combined with higher workover costs. The decline in Canada in 1998, excluding synthetic oil, was caused by higher oil production at Hibernia, voluntary shut-in of certain high-cost heavy oil production and a lower Canadian dollar exchange rate vs. the U.S. dollar. The decrease in the cost for synthetic oil in 1998 was due to lower maintenance costs, a decrease in royalty barrels due to lower sales prices and a lower Canadian dollar exchange rate. The lower cost in Ecuador in 1998 was caused by lower energy and other field operating costs during the year.

Exploration expenses for each of the last three years are shown in total in the following table, and amounts are reported by major operating area on pages F-25 and F-26 of this Form 10-K report. Certain of the expenses are included in the capital expenditure totals for exploration and production activities.

(Millions of dollars)                                  1999     1998     1997
                                                       ----     ----     ----
Exploratory expenditures charged against income
  Dry hole costs                                      $32.4     31.5     48.3
  Geological and geophysical costs                     18.7     17.0     26.4
  Other costs                                           8.5      6.6      9.6
                                                       ----     ----     ----
                                                       59.6     55.1     84.3
Undeveloped lease amortization                         11.0     10.5     10.5
                                                       ----     ----     ----
     Total exploration expenses                       $70.6     65.6     94.8
                                                       ====     ====     ====

Depreciation, depletion and amortization for exploration and production operations totaled $166.3 million in 1999, $163.1 million in 1998 and $172.4 million in 1997. The 1999 increase was primarily due to higher production from the Hibernia field offshore eastern Canada. The decrease in 1998 was primarily attributable to lower worldwide hydrocarbon production.

REFINING, MARKETING AND TRANSPORTATION - Earnings from refining, marketing and transportation operations before special items were $14.9 million in 1999, $49.2 million in 1998 and $56.7 million in 1997. Operations in the United States lost $5.9 million in 1999 compared to earnings of $27.7 million in 1998, as the average cost of crude oil and other feedstocks increased more than product sales realizations. U.S. operations earned $41.3 million in 1997. Settlement of crude oil swap agreements increased earnings by $5 million in 1997. U.K. operations earned $14 million in 1999, $16.8 million in 1998 and $9.2 million in 1997. The lower earnings in the United Kingdom in 1999 were caused by a larger increase in the cost of refining feedstock than in product sales realizations. Canadian operations contributed $6.8 million to 1999 earnings compared to $4.7 million in 1998 and $6.2 million in 1997.

Unit margins (sales realizations less costs of crude oil, other feedstocks, refining and transportation to point of sale) averaged $.70 a barrel in the United States in 1999, $1.47 in 1998 and $1.79 in 1997. U.S. product sales declined 8% in 1999 following a 3% increase in 1998. The decline in sales volume in the United States in 1999 was caused by a turnaround at the Company's Meraux refinery early in the year. U.S. margins were under pressure during most of 1999 and the second half of 1998. Unit margins were very weak in early 2000 and the Company was experiencing losses in its U.S. downstream operations.

Unit margins in the United Kingdom averaged $3.38 a barrel in 1999, $2.81 in 1998 and $2.90 in 1997. Sales of petroleum products were 11% lower in 1999 following a 25% increase in 1998. The volume decline in 1999 was attributable to lower sales in the cargo market. Sales in both terminal and cargo markets increased in 1998. Although margins improved in 1999, the Company's branded outlets still face stiff competition from supermarket sales of motor fuels. Unit margins have weakened considerably in early 2000.

Based on sales volumes for 1999 and deducting taxes at marginal rates, each $.42 a barrel ($.01 a gallon) fluctuation in unit margins would have affected annual refining and marketing profits by $15.6 million. The effect of these unit margin fluctuations on consolidated net income cannot be measured because operating results of the Company's exploration and production segments could be affected differently.

Income before special items from purchasing, transporting and reselling crude oil in Canada in 1999 increased by $2.1 million due to improved earnings from the Company's crude oil trading and pipeline operations. Earnings declined by $1.5 million in 1998 as lower prices for heavy oil led to production shut-ins, which brought about lower pipeline throughputs and fewer barrels available for crude trading activities.

SPECIAL ITEMS - Net income for the last three years included the special items reviewed in the following paragraphs; the quarter in which each item occurred is indicated. The effects of special items on quarterly results for 1999 and 1998 are presented on page F-28 of this Form 10-K report.

     . GAIN ON SALE OF ASSETS - After-tax gains on sale of assets included $6.3 million and $1.2 million recorded in the third and fourth quarter, respectively, of 1999 from sale of U.S. service stations, $2.9 million recorded in the fourth quarter of 1998 from sale of a U.K. service station, and $11.5 million recorded in the fourth quarter of 1997 from sale of a Canadian heavy oil property.

     . SETTLEMENT OF INCOME TAX MATTERS - A gain of $5 million for settlement of U.S. income taxes was recorded in the fourth quarter of 1999. A gain of $3.2 million for settlement of U.K. income taxes was recorded in the third quarter of 1997.

     . SETTLEMENT OF CRUDE OIL TRANSPORTATION RATE - A gain of $4.9 million for settlement of a crude oil transportation rate dispute in Ecuador was recorded in the fourth quarter of 1999.

     . NET RECOVERY PERTAINING TO 1996 MODIFICATIONS OF FOREIGN CRUDE OIL CONTRACTS - Gains of $3.3 million, $1.4 million, $1 million and $1.6 million were recorded in the fourth quarter of 1999, the second quarter of 1998, the fourth quarter of 1998 and the fourth quarter of 1997, respectively, for partial recoveries of a 1996 loss resulting from modification of a crude oil production contract in Ecuador. (See Note N to the consolidated financial statements.)

     . PROVISION FOR REDUCTION IN FORCE - An after-tax charge of $1 million for a reduction in force program was recorded in the first quarter of 1999. (See Note E to the consolidated financial statements.)

     . IMPAIRMENT OF LONG-LIVED ASSETS - An after-tax provision of $57.6 million was recorded in the fourth quarter of 1998 and after-tax provisions of $3.3 million and $12.9 million were recorded in the third and fourth quarters, respectively, of 1997 for the write-down of assets determined to be impaired. (See Note B to the consolidated financial statements.)

     . CHARGE RESULTING FROM CANCELLATION OF A DRILLING RIG CONTRACT - An after-tax charge of $4.2 million was recorded in the fourth quarter of 1998 resulting from cancellation of a drilling contract for the Terra Nova oil field, offshore eastern Canada. The contract was cancelled because market conditions allowed a more efficient and modern rig to be obtained, thus reducing drilling costs for the Terra Nova project compared to what they might otherwise have been.

     . WRITE-DOWN OF CRUDE OIL INVENTORIES TO MARKET VALUE - An after-tax charge of $4.2 million was recorded in the fourth quarter of 1998 to establish a valuation allowance to reduce the carried amount of crude oil inventories in the United Kingdom and Canada to market values.

     . SETTLEMENT OF U.K. LONG-TERM SALES CONTRACT - An after-tax gain of $2.8 million was recorded in the second quarter of 1998 related to settlement of a U.K. long-term sales contract.

The income (loss) effects of special items for each of the three years ended December 31, 1999 are summarized by segment in the following table.

(Millions of dollars)                         1999      1998      1997
                                              ----      ----      ----
Exploration and production
 United States                               $ 5.0     (19.4)     (4.9)
 Canada                                         --     (10.1)       .2
 United Kingdom                                 --     (14.0)      3.2
 Ecuador                                       8.2       2.4       1.6
 Other                                          --     (15.1)       --
                                              ----      ----      ----
                                              13.2     (56.2)       .1
                                              ----      ----      ----
Refining, marketing and transportation
 United States                                 7.5        --        --
 United Kingdom                                 --        .5        --
 Canada                                         --      (2.2)       --
                                              ----      ----      ----
                                               7.5      (1.7)       --
                                              ----      ----      ----
Corporate and other                           (1.0)       --        --
                                              ----      ----      ----
  Total income (loss) from special items     $19.7     (57.9)       .1
                                              ====      ====      ====

CAPITAL EXPENDITURES

As shown in the selected financial data on page 7 of this Form 10-K report, capital expenditures were $386.6 million in 1999 compared to $388.8 million in 1998 and $468 million in 1997. Expenditures charged to expense during each of these years were $59.6 million, $55.1 million and $84.3 million, respectively. Capital expenditures for exploration and production activities totaled $295.9 million in 1999, 77% of the Company's total capital expenditures for the year. Exploration and production capital expenditures in 1999 included $18.3 million for acquisition of undeveloped leases, $.4 million for acquisition of proved oil and gas properties, $79.2 million for exploration activities and $198 million for development projects. Development expenditures included $79.2 million for the Terra Nova oil field, offshore Newfoundland; $26.8 million for expansion of the synthetic oil operations in Canada; and $11.9 million and $11.8 million for the Schiehallion and Mungo/Monan fields, respectively, offshore United Kingdom. Capital expenditures for exploration and production activities are shown by major operating area on page F-24 of this Form 10-K report. Amounts shown under "Other" included $9.5 million in 1998 from drilling two unsuccessful offshore wildcat wells in the Falkland Islands and $18.3 million in 1997 for exploration drilling and related costs in Bohai Bay, China.

Refining, marketing and transportation expenditures, detailed in the following table, were $88.1 million in 1999, or 23% of total capital expenditures, compared to $55 million in 1998 and $37.5 million in 1997.

(Millions of dollars)                       1999     1998     1997
                                            ----     ----     ----
Refining
  United States                           $ 17.4     27.0     12.5
  United Kingdom                             7.0       .7      1.5
                                            ----     ----     ----
    Total refining                          24.4     27.7     14.0
                                            ----     ----     ----
Marketing
  United States                             58.7     16.7     14.1
  United Kingdom                             4.4      6.1      2.2
                                            ----     ----     ----
    Total marketing                         63.1     22.8     16.3
                                            ----     ----     ----
Transportation
  United States                               .3      1.9      2.6
  Canada                                      .3      2.6      4.6
                                            ----      ---     ----
    Total transportation                      .6      4.5      7.2
                                            ----     ----     ----
    Total                                 $ 88.1     55.0     37.5
                                            ====     ====     ====
U.S. and U.K. refining expenditures were primarily for capital projects to keep the refineries operating efficiently and within industry standards and to study alternatives for meeting anticipated future environmentally driven changes to U.S. motor fuel specifications. Marketing expenditures in the United States included the costs of new stations, primarily on land leased from Wal-Mart, and improvements and normal replacements at existing stations and terminals. U.K. marketing expenditures were primarily for improvements and normal replacements at existing stations and terminals.

CASH FLOWS

Cash provided by operating activities was $368.9 million in 1999, $321.1 million in 1998 and $401.8 million in 1997. Special items increased cash flow from operations by $18.9 million in 1999 and $3.8 million in 1997, but reduced cash by $6.3 million in 1998. Changes in operating working capital other than cash and cash equivalents required cash of $35.2 million, $3.8 million and $72.4 million in 1999, 1998 and 1997, respectively. Cash provided by operating activities was further reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $44.1 million in 1999, $24.6 million in 1998 and $14.4 million in 1997.

Cash proceeds from property sales were $40.9 million in 1999, $9.5 million in 1998 and $43.8 million in 1997. Borrowings under long-term notes payable provided $247.8 million of cash in 1999, $161.3 million in 1998 and $9.7 million in 1997. Additional borrowings under nonrecourse debt arrangements provided $6.4 million of cash in 1997.

Capital expenditures required $386.6 million of cash in 1999, $388.8 million in 1998 and $468 million in 1997. Other significant cash outlays during the three years included $195.9 million in 1999, $34.5 million in 1998 and $17.3 million in 1997 for debt repayment. Cash used for dividends to stockholders was $63 million in 1999, $62.9 million in 1998 and $60.6 million in 1997.

FINANCIAL CONDITION

Year-end working capital totaled $105.5 million in 1999, $56.6 million in 1998 and $48.3 million in 1997. The current level of working capital does not fully reflect the Company's liquidity position, as the carrying values for inventories under last-in first-out accounting were $115.2 million below current costs at December 31, 1999. Cash and cash equivalents at the end of 1999 totaled $34.1 million compared to $28.3 million a year ago and $24.3 million at the end of 1997.

Long-term debt increased $59.7 million during 1999 to $393.2 million at the end of the year, 27.1% of total capital employed, and included $144.6 million of nonrecourse debt incurred in connection with the acquisition and development of Hibernia. The increase in long-term debt in 1999 was attributable to the sale of $250 million of long-term notes due in 2029; the proceeds of these notes were used primarily to pay down borrowings under other long-term credit facilities. Long-term debt totaled $333.5 million at the end of 1998 compared to $205.9 million at December 31, 1997. Stockholders' equity was $1.1 billion at the end of 1999 compared to $1 billion a year ago and $1.1 billion at the end of 1997. A summary of transactions in the stockholders' equity accounts is presented on page F-5 of this Form 10-K report.

The primary sources of the Company's liquidity are internally generated funds, access to outside financing and working capital. The Company relies on internally generated funds to finance the major portion of its capital and other expenditures, but maintains lines of credit with banks and borrows as necessary to meet spending requirements. Current financing arrangements are set forth in Note C to the consolidated financial statements. The Company does not expect any problem in meeting future requirements for funds.

Murphy had commitments of $256 million for capital projects in progress at December 31, 1999, including $84 million related to its share of a multiyear contract for a semisubmersible deepwater drilling rig and associated equipment. Certain costs committed under this contract will be charged to Murphy's partners when future deepwater wells are drilled.

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

Under the Company's accounting policies, an environmental liability is recorded when such an obligation is probable and the cost can be reasonably estimated. If there is a range of reasonably estimated costs, the most likely amount will be recorded, or if no amount is most likely, the minimum of the range is used. Recorded liabilities are reviewed quarterly. Actual cash expenditures often occur one or more years after a liability is recognized.

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

The Company has received notices from the EPA that it is currently considered a Potentially Responsible Party (PRP) at three Superfund sites and has also been assigned responsibility by defendants at another Superfund site. The potential total cost to all parties to perform necessary remedial work at these sites may be substantial. Based on currently available information, the Company has reason to believe that it is a "de minimus" party as to ultimate responsibility at the four sites. The Company does not expect that its related remedial costs will be material to its financial condition or its results of operations, and it has not provided a reserve for remedial costs on Superfund sites. Additional information may become known in the future that would alter this assessment, including any requirement to bear a pro rata share of costs attributable to nonparticipating PRPs or indications of additional responsibility by the Company.

Following a 1998 compliance inspection of the Superior, Wisconsin refinery, the EPA gave the Company notices of violation of environmental laws. Although the penalty amounts were not listed, the statutes involved provide for rates of up to $27,500 per day of violation. The EPA has referred the matter to the U.S. Department of Justice for enforcement. The Superior refinery also received a notice of violation from the Wisconsin Department of Natural Resources for alleged failure to meet new source performance emission standards for the sulfur plant at the refinery. This item has been referred to the Wisconsin Department of Justice for enforcement. The Company believes it has valid defenses to these allegations and plans vigorous defenses. While the enforcement actions are in their preliminary stages and no assurance can be given, the Company does not believe that these or other known environmental matters will have a material adverse effect on its financial condition. There is the possibility that expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. Such expenditures could materially affect the results of operations in a future period.

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at December 31, 1999.

The Company's refineries also incur costs to handle and dispose of hazardous wastes and other chemical substances. These costs are expensed as incurred and amounted to $2.9 million in 1999. In addition to these expenses, Murphy allocates a portion of its capital expenditure program to comply with environmental laws and regulations. Such capital expenditures were approximately $25 million in 1999 and are projected to be $28 million in 2000.

YEAR 2000 ISSUES

The Year 2000 issues related to the possibility that computer programs and embedded computer chips might be unable to accurately process data with year dates of 2000 and beyond. Murphy devoted significant internal and external resources to address Year 2000 compliance. The Company's Year 2000 project (Project) was successful, as the Company experienced no operational disruptions attributable to Year 2000. The total amount expended on the Project was $4.9 million, including $3.3 million in 1999. Of the total expended, $2.3 million was included in expense, including $.7 million in 1999, and costs of $2.6 million have been capitalized as improvements in business system functionality beyond Year 2000 compliance.

OTHER MATTERS

IMPACT OF INFLATION - General inflation was moderate during the last three years in most countries where the Company operates; however, the Company's revenues and capital and operating costs are influenced to a larger extent by specific price changes in the oil and gas and allied industries than by changes in general inflation. Crude oil and petroleum product prices generally reflect the balance between supply and demand, with crude oil prices being particularly sensitive to OPEC production levels and/or attitudes of traders concerning supply and demand in the near future. Natural gas prices are affected by supply and demand, which to a significant extent are affected by the weather and by the fact that delivery of gas is generally restricted to specific geographic areas. If crude oil prices, which strengthened during 1999, remain strong, the Company believes that future prices for oil field goods and services could be adversely affected. Lower commodity prices in 1998 led to a softening of prices for goods and services during the prior year.

ACCOUNTING MATTERS - The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2001, Murphy must recognize the fair value of all derivative instruments as either assets or liabilities in its Consolidated Balance Sheet. A derivative instrument meeting certain conditions may be designated as a hedge of a specific exposure; accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. As described in Note A to the consolidated financial statements, the Company makes limited use of derivative instruments to hedge specific market risks. The Company has not yet determined the effects that SFAS No. 133 will have on its future consolidated financial statements or the amount of the cumulative adjustment that will be made upon adopting this new standard.

OUTLOOK

Prices for the Company's primary products are often quite volatile. Entering 1999, oil prices were under extreme pressure, but due to increased worldwide demand and disciplined management of supply by the world's producers -- primarily by members of OPEC -- oil prices rebounded significantly and the price of West Texas Intermediate crude oil was more than $25 a barrel at the end of 1999. Despite the fact that crude oil prices have continued to strengthen in early 2000 due to low crude oil inventories caused by supplies not fully meeting demands, the Company can make no assurance that the price of oil will remain at this high level in the future. Due to milder than normal winter weather across much of North America, the price of natural gas has remained under pressure in early 2000. The Company was experiencing losses in its U.S. refining and marketing operations in early 2000, and U.K. margins had weakend considerably. In such an environment, constant reassessment of spending plans is required. The Company's capital expenditure budget for 2000 was prepared during the fall of 1999 and provides for expenditures of $457 million. Of this amount, $335 million or 73% is allocated for exploration and production. Geographically, 41% of the exploration and production budget is allocated to the United States; another 41% is allocated to Canada, including $58 million for continued development of the Terra Nova oil field, offshore Newfoundland, that is currently scheduled for an early 2001 start-up; 9% is allocated to the United Kingdom; 3% is allocated to Ecuador; and 6% is allocated to other foreign operations, which primarily pertain to Malaysia. Planned refining, marketing and transportation capital expenditures for 2000 are $120 million, including $104 million in the United States, $13 million in the United Kingdom and $3 million in Canada. U.S. amounts include funds for additional stations at

Wal-Mart sites. Capital and other expenditures are under constant review and planned capital expenditures may be adjusted to reflect changes in estimated cash flow.

In the United States, the Company is concentrating its exploration and production capital spending on prospects in the deep waters of the Gulf of Mexico. Although the Company is pleased with the successes achieved to date in this exploration program, most of its discoveries in the deep water will take two years or more to bring on production. Because of the lead time to bring on this new production, the Company expects that its worldwide oil and natural gas production will decline in 2000 by approximately 3% to 4% on a barrel-equivalent basis when compared to 1999 production levels.

FORWARD-LOOKING STATEMENTS

This Form 10-K report, including documents incorporated by reference herein, contains statements of the Company's expectations, intentions, plans and beliefs that are forward-looking and are dependent on certain events, risks and uncertainties that may be outside of the Company's control. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results and developments could differ materially from those expressed or implied by such statements due to a number of factors, including those described in the context of such forward-looking statements as well as those contained in the Company's January 15, 1997 Form 8-K report on file with the U.S. Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with interest rates, foreign currency exchange rates, and prices of crude oil, natural gas and petroleum products. As described in Note A to the consolidated financial statements, Murphy makes limited use of derivative financial and commodity instruments to manage certain risks associated with existing or anticipated transactions.

At December 31, 1999, the Company was a party to interest rate swaps with notional amounts totaling $100 million that were designed to convert a similar amount of variable rate debt to fixed rates. These swaps mature in 2002 and 2004. The swaps require the Company to pay an average interest rate of 6.46% over their composite lives, and at December 31, 1999, the interest rate to be received by the Company averaged 6.19%. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge against potentially higher future interest rates. The estimated fair value of these interest rate swaps was a gain of $.3 million at December 31, 1999.

At December 31, 1999, 29% of the Company's long-term debt had variable interest rates and 19% was denominated in Canadian dollars. Based on debt outstanding at December 31, 1999, a 10% increase in variable interest rates would not change the Company's interest expense in 2000 after a $.6 million favorable effect resulting from lower net settlement payments under the aforementioned interest rate swaps. A 10% increase in the exchange rate of the Canadian dollar vs. the U.S. dollar would increase interest expense in 2000 by $.3 million on debt denominated in Canadian dollars.

At December 31, 1999, the Company was a party to crude oil swap agreements for a total notional volume of 2.3 million barrels that reduce a portion of the financial exposure of Murphy's U.S. refineries to crude oil price movements. The agreements mature in 2001 and 2002. At termination, the swaps require Murphy to pay an average crude oil price of $16.76 a barrel and to receive the average of the near-month NYMEX West Texas Intermediate (WTI) crude oil prices during the respective contractual maturity periods. At December 31, 1999, the estimated fair value of these crude oil swaps was a gain of $2.7 million; a 10% fluctuation in the price of WTI crude oil would have changed the estimated fair value of these swaps by $3.5 million.

At December 31, 1999, Murphy was also a party to natural gas price swap agreements for a total notional volume of 7 million MMBTU that are intended to reduce a portion of the financial exposure of its Meraux, Louisiana refinery to fluctuations in the price of natural gas purchased for fuel. The agreements are to be settled equally over the 12 months of 2004. In each month of settlement, the swaps require Murphy to pay an average natural gas price of $2.61 an MMBTU and to receive the average NYMEX Henry Hub price for the final three trading days of the month. At December 31, 1999, the estimated fair value of these agreements was a loss of $.1 million; a 10% fluctuation in the average NYMEX Henry Hub price of natural gas would have changed the estimated fair value of these swaps by $1.3 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item appears on pages F-1 through F-28 of this Form 10-K report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding executive officers of the Company is included on page 6 of this Form 10-K report. Other information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 10, 2000 under the caption "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 10, 2000 under the captions "Compensation of Directors," "Executive Compensation," "Option Exercises and Fiscal Year-End Values," "Option Grants," "Compensation Committee Report for 1999," "Shareholder Return Performance Presentation" and "Retirement Plans."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 10, 2000 under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 10, 2000 under the caption "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS - The consolidated financial statements of Murphy Oil Corporation and consolidated subsidiaries are located or begin on the pages of this Form 10-K report as indicated below.

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

     2. FINANCIAL STATEMENT SCHEDULES - Financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

     3. EXHIBITS - The following is an index of exhibits that are hereby filed as indicated by asterisk (*), that are to be filed by an amendment as indicated by pound sign (#), or that are incorporated by reference. Exhibits other than those listed have been omitted since they either are not required or are not applicable.

Exhibit
  No.                                                                                     Incorporated by Reference to
-------                                                                    ---------------------------------------------------------
  3.1     Certificate of Incorporation of Murphy Oil                       Exhibit 3.1 of Murphy's Form 10-K report for the year
          Corporation as of September 25, 1986                             ended December 31, 1996

 *3.2     By-laws of Murphy Oil Corporation as amended
          December 1, 1999

  4       Instruments Defining the Rights of Security
          Holders. Murphy is party to several long-term debt instruments in addition to the ones in Exhibits
          4.1 and 4.2, none of which authorizes securities exceeding 10% of the total consolidated assets of Murphy and its subsidiaries. Pursuant to Regulation S-K, item 601(b), paragraph 4(iii)(A),
          Murphy agrees to furnish a copy of each such instrument to the Securities and Exchange
          Commission upon request.

  4.1     Credit Agreement among Murphy Oil Corporation and                Exhibit 4.1 of Murphy's Form 10-K report for the year
          certain subsidiaries and the Chase Manhattan Bank et al as       ended December 31, 1997
          of November 13, 1997

  4.2     Form of Indenture and Form of Supplemental                       Exhibits 4.1 and 4.2 of Murphy's Form 8-K report filed
          Indenture between Murphy Oil Corporation and SunTrust Bank,      April 29, 1999 under the Securities Exchange Act of 1934
          Nashville, N.A., as Trustee

 *4.3 Rights Agreement dated as of December 6, 1989 between Murphy Oil Corporation and Harris Trust Company of
          New York, as Rights Agent

  4.4     Amendment No. 1 dated as of April 6, 1998 to                     Exhibit 3 of Murphy's Form 8-A/A, Amendment No. 1, filed
          Rights Agreement dated as of December 6, 1989 between Murphy     April 14, 1998 under the Securities Exchange Act of 1934
          Oil Corporation and Harris Trust Company of New York, as
          Rights Agent

  4.5     Amendment No. 2 dated as of April 15, 1999 to                    Exhibit 4 of Murphy's Form 8-A/A, Amendment No. 2, filed
          Rights Agreement dated as of December 6, 1989 between Murphy     April 19, 1999 under the Securities Exchange Act of 1934
          Oil Corporation and Harris Trust Company of New York, as
          Rights Agent

*10.1     1987 Management Incentive Plan as amended February
          7, 1990 retroactive to February 3, 1988

 10.2     1992 Stock Incentive Plan as amended May 14, 1997                Exhibit 10.2 of Murphy's Form 10-Q report for the
                                                                           quarterly period ended June 30, 1997

 10.3     Employee Stock Purchase Plan                                     Exhibit 99.01 of Murphy's Form S-8 Registration
                                                                           Statement filed May 19, 1997 under the Securities Act of
                                                                           1993

*13       1999 Annual Report to Security Holders including
          Narrative to Graphic and Image Material as an appendix

*21       Subsidiaries of the Registrant

*23       Independent Auditors' Consent

*27       Financial Data Schedule for 1999

*99.1     Undertakings

#99.2     Form 11-K, Annual Report for the fiscal year ended               To be filed as an amendment to this Form 10-K report not
          December 31, 1999 covering the Thrift Plan for Employees of      later than 180 days after December 31,1999
          Murphy Oil Corporation

#99.3     Form 11-K, Annual Report for the fiscal year ended               To be filed as an amendment to this Form 10-K report not
          December 31, 1999 covering the Thrift Plan for                   later than 180 days after December 31, 1999
          Employees of Murphy Oil USA, Inc. Represented by
          United Steelworkers of America, AFL-CIO, Local No.
          8363

#99.4     Form 11-K, Annual Report for the fiscal year ended               To be filed as an amendment to this Form 10-K report not
          December 31, 1999 covering the Thrift Plan for Employees of      later than 180 days after December 31, 1999
          Murphy Oil USA, Inc. Represented by International Union of
          Operating Engineers, AFL-CIO, Local No. 305

 (b) REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY OIL CORPORATION


By   CLAIBORNE P. DEMING                 Date:   March 23, 2000
  --------------------------------             -----------------------
   Claiborne P. Deming, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 2000 by the following persons on behalf of the registrant and in the capacities indicated.


                  R. MADISON MURPHY                                            C. H. MURPHY JR.
     -----------------------------------------------             -------------------------------------------
           R. Madison Murphy, Chairman and Director                        C. H. Murphy Jr., Director


                 CLAIBORNE P. DEMING                                           MICHAEL W. MURPHY
     -----------------------------------------------             -------------------------------------------
        Claiborne P. Deming, President and Chief                          Michael W. Murphy, Director
           Executive Officer and Director
           (Principal Executive Officer)


                  B. R. R. BUTLER                                            WILLIAM C. NOLAN JR.
     -----------------------------------------------             -------------------------------------------
              B. R. R. Butler, Director                                 William C. Nolan Jr., Director


               GEORGE S. DEMBROSKI                                            CAROLINE G. THEUS
     -----------------------------------------------             -------------------------------------------
          George S. Dembroski, Director                                  Caroline G. Theus, Director


                  H. RODES HART                                                LORNE C. WEBSTER
     -----------------------------------------------             -------------------------------------------
             H. Rodes Hart, Director                                      Lorne C. Webster, Director


                 ROBERT A. HERMES                                             STEVEN A. COSSE'
     -----------------------------------------------             -------------------------------------------
            Robert A. Hermes, Director                             Steven A. Cosse', Senior Vice President
                                                                            and General Counsel
                                                                       (Principal Financial Officer)


               VESTER T. HUGHES JR.                                          JOHN W. ECKART
     -----------------------------------------------             -------------------------------------------
         Vester T. Hughes Jr., Director                                  John W. Eckart, Controller
                                                                       (Principal Accounting Officer)

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


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Murphy Oil Corporation:

We have audited the accompanying consolidated balance sheets of Murphy Oil Corporation and Consolidated Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Murphy Oil Corporation and Consolidated Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                   KPMG LLP

Shreveport, Louisiana
January 31, 2000

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31 (Thousands of dollars except per share amounts)        1999         1998         1997
                                                                           -----------   ----------   ----------
REVENUES
Crude oil and natural gas sales                                            $   464,802      312,253      450,785
Petroleum product sales                                                      1,515,537    1,312,727    1,604,379
Other operating revenues                                                        56,501       69,490       78,223
Interest and other nonoperating revenues                                         4,358        4,378        4,380
                                                                           -----------   ----------   ----------
   Total revenues                                                            2,041,198    1,698,848    2,137,767
                                                                           -----------   ----------   ----------

COSTS AND EXPENSES
Crude oil, products and related operating expenses                           1,484,089    1,279,619    1,527,301
Exploration expenses, including undeveloped lease amortization                  70,557       65,582       94,792
Selling and general expenses                                                    81,817       61,363       65,928
Depreciation, depletion and amortization                                       204,446      202,695      209,419
Impairment of long-lived assets                                                      -       80,127       28,056
Charge resulting from cancellation of a drilling rig contract                        -        7,255            -
Provision for reduction in force                                                 1,513            -            -
Interest expense                                                                28,139       18,090       12,717
Interest capitalized                                                            (7,865)      (7,606)     (12,096)
                                                                           -----------   ----------   ----------
   Total costs and expenses                                                  1,862,696    1,707,125    1,926,117
                                                                           -----------   ----------   ----------

Income (loss) before income taxes                                              178,502       (8,277)     211,650
Federal and state income tax expense                                             5,808       18,469       49,062
Foreign income tax expense (benefit)                                            52,987      (12,352)      30,182
                                                                           -----------   ----------   ----------

NET INCOME (LOSS)                                                          $   119,707      (14,394)     132,406
                                                                           ===========   ==========   ==========

NET INCOME PER COMMON SHARE - BASIC                                        $      2.66         (.32)        2.95
NET INCOME PER COMMON SHARE - DILUTED                                             2.66         (.32)        2.94

Average Common shares outstanding - basic                                   44,970,457   44,955,679   44,881,225
Average Common shares outstanding - diluted                                 45,030,225   44,955,679   44,960,907

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31 (Thousands of dollars)                                 1999         1998         1997
                                                                           -----------   ----------   ----------
Net income (loss)                                                          $   119,707      (14,394)     132,406
Other comprehensive income (loss) - net gain (loss) from
 foreign currency translation                                                   18,536      (24,411)     (21,682)
                                                                           -----------   ----------   ----------

COMPREHENSIVE INCOME (LOSS)                                                $   138,243      (38,805)     110,724
                                                                           ===========   ==========   ==========

See notes to consolidated financial statements, page F-6.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

December 31 (Thousands of dollars)                                                      1999        1998
                                                                                       ------      ------
ASSETS
Current assets
  Cash and cash equivalents                                                        $   34,132      28,271
  Accounts receivable, less allowance for doubtful accounts
    of $8,298 in 1999 and $11,048 in 1998                                             357,472     233,906
  Inventories
     Crude oil and blend stocks                                                        61,853      41,090
     Finished products                                                                 50,572      49,714
     Materials and supplies                                                            39,218      38,973
  Prepaid expenses                                                                     28,145      32,292
  Deferred income taxes                                                                21,720      13,120
                                                                                   ----------   ---------
       Total current assets                                                           593,112     437,366

Property, plant and equipment, at cost less accumulated depreciation,
 depletion and amortization of $3,007,578 in 1999 and $2,985,854 in 1998            1,782,741   1,662,362
Deferred charges and other assets                                                      69,655      64,691
                                                                                   ----------   ---------

       Total assets                                                                $2,445,508   2,164,419
                                                                                   ==========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
  Current maturities of long-term debt                                             $       71       5,951
  Notes payable                                                                             -       1,961
  Accounts payable                                                                    334,420     248,967
  Withholdings and collections due governmental agencies                               65,706      51,606
  Other accrued liabilities                                                            49,143      49,314
  Income taxes                                                                         38,295      22,951
                                                                                   ----------   ---------
       Total current liabilities                                                      487,635     380,750

Notes payable                                                                         248,569     189,705
Nonrecourse debt of a subsidiary                                                      144,595     143,768
Deferred income taxes                                                                 154,109     124,543
Reserve for dismantlement costs                                                       158,377     154,686
Reserve for major repairs                                                              22,099      43,519
Deferred credits and other liabilities                                                172,952     149,215

Stockholders' equity
  Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued              -           -
  Common Stock, par $1.00, authorized 80,000,000 shares, issued 48,775,314 shares      48,775      48,775
  Capital in excess of par value                                                      512,488     510,116
  Retained earnings                                                                   601,956     545,199
  Accumulated other comprehensive loss - foreign currency translation                  (4,984)    (23,520)
  Unamortized restricted stock awards                                                  (2,328)     (2,361)
  Treasury stock                                                                      (98,735)    (99,976)
                                                                                   ----------   ---------
       Total stockholders' equity                                                   1,057,172     978,233
                                                                                   ----------   ---------

       Total liabilities and stockholders' equity                                  $2,445,508   2,164,419
                                                                                   ==========   =========

See notes to consolidated financial statements, page F-6.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended December 31 (Thousands of dollars)                        1999       1998       1997
                                                                   ---------   --------   --------
OPERATING ACTIVITIES
Net income (loss)                                                  $ 119,707    (14,394)   132,406
Adjustments to reconcile net income (loss) to net cash provided by operating activities
     Depreciation, depletion and amortization                        204,446    202,695    209,419
     Impairment of long-lived assets                                       -     80,127     28,056
     Provisions for major repairs                                     18,721     20,420     24,614
     Expenditures for major repairs and dismantlement costs          (44,096)   (24,582)   (14,393)
     Exploratory expenditures charged against income                  59,589     55,128     84,320
     Amortization of undeveloped leases                               10,968     10,454     10,472
     Deferred and noncurrent income tax charges (credits)             38,027       (937)    25,992
     Pretax gains from disposition of assets                         (11,940)    (3,857)   (29,061)
     Other - net                                                      22,643      4,504      7,969
                                                                   ---------   --------   --------
                                                                     418,065    329,558    479,794
     Increase in operating working capital other than cash
       and cash equivalents                                          (35,159)    (3,810)   (72,391)
     Other adjustments related to operating activities               (14,028)    (4,657)    (5,560)
                                                                   ---------   --------   --------
          Net cash provided by operating activities                  368,878    321,091    401,843
                                                                   ---------   --------   --------

INVESTING ACTIVITIES
Capital expenditures requiring cash                                 (386,605)  (388,799)  (468,031)
Proceeds from sale of property, plant and equipment                   40,871      9,463     43,776
Other investing activities - net                                      (3,532)    (1,767)       673
                                                                   ---------   --------   --------
          Net cash required by investing activities                 (349,266)  (381,103)  (423,582)
                                                                   ---------   --------   --------

FINANCING ACTIVITIES
Additions to notes payable                                           247,776    161,342      9,675
Reductions of notes payable                                         (190,806)      (218)        (4)
Additions to nonrecourse debt of a subsidiary                              -        240      6,397
Reductions of nonrecourse debt of a subsidiary                        (5,120)   (34,234)   (17,276)
Cash dividends paid                                                  (62,950)   (62,939)   (60,573)
Other financing activities - net                                      (1,742)       552        192
                                                                   ---------   --------   --------
          Net cash provided (required) by financing activities       (12,842)    64,743    (61,589)
                                                                   ---------   --------   --------

Effect of exchange rate changes on cash and cash equivalents            (909)      (748)    (2,091)
                                                                   ---------   --------   --------

Net increase (decrease) in cash and cash equivalents                   5,861      3,983    (85,419)
Cash and cash equivalents at January 1                                28,271     24,288    109,707
                                                                   ---------   --------   --------

Cash and cash equivalents at December 31                           $  34,132     28,271     24,288
                                                                   ==========  ========   ========

See notes to consolidated financial statements, page F-6.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Years Ended December 31 (Thousands of dollars)                       1999        1998        1997
                                                                  ----------   --------   ---------
CUMULATIVE PREFERRED STOCK - par $100, authorized
  400,000 shares, none issued                                     $        -          -           -
                                                                  ----------   --------   ---------

COMMON STOCK - par $1.00, authorized 80,000,000 shares,
  issued 48,775,314 shares at beginning and end of year               48,775     48,775      48,775
                                                                  ----------   --------   ---------

CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of year                                         510,116    509,615     509,008
Exercise of stock options                                                797        103         521
Restricted stock transactions                                          1,344        142           7
Sale of stock under employee stock purchase plan                         231        256          79
                                                                  ----------   --------   ---------
     Balance at end of year                                          512,488    510,116     509,615
                                                                  ----------   --------   ---------

RETAINED EARNINGS
Balance at beginning of year                                         545,199    622,532     550,699
Net income (loss) for the year                                       119,707    (14,394)    132,406
Cash dividends - $1.40 a share in 1999 and 1998, $1.35 a
 share in 1997                                                       (62,950)   (62,939)    (60,573)
                                                                  ----------   --------   ---------
     Balance at end of year                                          601,956    545,199     622,532
                                                                  ----------   --------   ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) -
  FOREIGN CURRENCY TRANSLATION
Balance at beginning of year                                         (23,520)       891      22,573
Translation gains (losses) during the year                            18,536    (24,411)    (21,682)
                                                                  ----------   --------   ---------
     Balance at end of year                                           (4,984)   (23,520)        891
                                                                  ----------   --------   ---------

UNAMORTIZED RESTRICTED STOCK AWARDS
Balance at beginning of year                                          (2,361)      (944)     (1,298)
Stock awards                                                               -     (3,238)          -
Amortization, forfeitures and changes in price of Common Stock            33      1,821         354
                                                                  ----------   --------   ---------
     Balance at end of year                                           (2,328)    (2,361)       (944)
                                                                  ----------   --------   ---------

TREASURY STOCK
Balance at beginning of year                                         (99,976)  (101,518)   (102,279)
Exercise of stock options                                                704        110         526
Awarded restricted stock, net of forfeitures                               -      1,136         122
Sale of stock under employee stock purchase plan                         537        296         113
                                                                  ----------   --------   ---------
     Balance at end of year - 3,777,319 shares of Common
       Stock in 1999, 3,824,838 shares in 1998 and
       3,883,883 shares in 1997                                      (98,735)   (99,976)   (101,518)
                                                                  ----------   --------   ---------

TOTAL STOCKHOLDERS' EQUITY                                        $1,057,172    978,233   1,079,351
                                                                  ==========   ========   =========


See notes to consolidated financial statements, page F-6.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Murphy Oil Corporation is an international oil and gas company that conducts its business through various operating subsidiaries. The Company produces oil and natural gas in the United States, Canada, the United Kingdom, and Ecuador, and conducts exploration activities worldwide. The Company has an interest in a Canadian synthetic crude oil operation and operates two oil refineries in the United States and has an effective 30% interest in a U.K. refinery. Murphy markets petroleum products under various brand names and to unbranded wholesale customers in the United States, the United Kingdom, and Canada and transports and trades crude oil in Canada.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Murphy Oil Corporation and all majority-owned subsidiaries. Investments in affiliates in which the Company owns from 20% to 50% are accounted for by the equity method. Other investments are generally carried at cost. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION - Revenues associated with sales of refined products are recorded when title passes to the customer. The Company uses the sales method to record revenues associated with natural gas production. The Company records a liability for natural gas balancing when the Company has sold more than its working interest share of natural gas production and the estimated remaining reserves make it doubtful that partners can recoup their share of production from the field. At December 31, 1999 and 1998, the liabilities for gas balancing arrangements were immaterial. Excise taxes collected on sales of refined products and remitted to governmental agencies are not included in revenues or in costs and expenses.

CASH EQUIVALENTS - Short-term investments, which include government securities and other instruments with government securities as collateral, that have a maturity of three months or less from the date of purchase are classified as cash equivalents.

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

Oil and gas properties are evaluated by field for potential impairment; other long-lived assets are evaluated on a specific asset basis or in groups of similar assets, as applicable. An impairment is recognized when the estimated undiscounted future net cash flows of an evaluated asset are less than its carrying value.

Depreciation and depletion of producing oil and gas properties are recorded based on units of production. Unit rates are computed for unamortized development costs using proved developed reserves and for unamortized leasehold costs using all proved reserves. Estimated dismantlement, abandonment and site restoration costs, net of salvage value, are considered in determining depreciation and depletion. Refining and marketing facilities are depreciated primarily using the composite straight-line method. Other properties are depreciated by individual unit on the straight-line method.

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

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INVENTORIES - Inventories of refinery feedstocks and finished products are valued at the lower of cost, generally applied on a last-in first-out (LIFO) basis, or market. Materials and supplies are valued at the lower of average cost or estimated value.

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

FOREIGN CURRENCY - Local currency is the functional currency used for recording operations in Canada and Spain and the majority of activities in the United Kingdom. The U.S. dollar is the functional currency used to record all other operations. Gains or losses from translating foreign functional currency into U.S. dollars are included in "Accumulated Other Comprehensive Loss" on the Consolidated Balance Sheets. Exchange gains or losses from transactions in a currency other than the functional currency are included in income.

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

Murphy uses interest swap agreements to convert certain variable rate long-term debt to fixed rates. Under the accrual/settlement method of accounting, the Company records the net amount to be received or paid under the swap agreements as part of "Interest Expense" in the Consolidated Statements of Income. If the Company should terminate an interest rate swap prior to maturity, any cash paid or received as settlement would be deferred and recognized as an adjustment to "Interest Expense" over the shorter of the remaining life of the debt or the remaining contractual life of the swap.

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

The Company periodically uses natural gas swap agreements to reduce a portion of the financial exposure of its Meraux, Louisiana refinery to fluctuations in the price of future natural gas fuel purchases. Unrealized gains or losses on such swap contracts are deferred and recognized in connection with the associated fuel purchases. The Company records the related pretax contract results in "Crude Oil, Products and Related Operating Expenses" in the Consolidated Statements of Income.

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

NOTE B - PROPERTY, PLANT AND EQUIPMENT

                                     Investment             Investment
                                 December 31, 1999       December 31, 1998
                               ---------------------   --------------------
(Thousands of dollars)           Cost         Net        Cost        Net
                               ----------  ---------   ---------  ---------
Exploration and production     $3,750,077  1,324,685*  3,657,399  1,228,477*
Refining                          698,100    259,883     677,245    257,640
Marketing                         219,124    140,786     196,362    116,958
Transportation                     84,391     38,762      81,307     40,459
Corporate and other                38,627     18,625      35,903     18,828
                               ----------  ---------   ---------  ---------
                               $4,790,319  1,782,741   4,648,216  1,662,362
                               ==========  =========   =========  =========

*Includes $16,270 in 1999 and $15,766 in 1998 related to administrative assets and support equipment.

In 1998 and 1997, the Company recorded noncash charges of $80,127,000 and $28,056,000, respectively, for impairment of certain long-lived assets. After related income tax benefits, these write-downs reduced net income by $57,573,000 in 1998 and $16,224,000 in 1997. The 1998 charges resulted from management's expectation of a continuation of the low-price environment for sales of crude oil and natural gas that existed at the end of 1998; the write-down included certain oil and gas assets in the U.S. Gulf of Mexico, the U.K. North Sea, China, and Canada and certain marketing assets in Canada. The 1997 charges related to certain investments in Canadian heavy oil fields that were not adequately supported by reserves and three natural gas fields in the Gulf of Mexico that depleted earlier than anticipated. The carrying values for assets determined to be impaired were adjusted to the assets' fair values based on projected future discounted net cash flows, using the Company's estimates of future commodity prices.

NOTE C - FINANCING ARRANGEMENTS

At December 31, 1999, the Company had an unused committed credit facility with a major banking consortium of an equivalent US $300,000,000 for a combination of U.S. dollar and Canadian dollar borrowings. U.S. dollar and Canadian dollar commercial paper totaling an equivalent US $112,191,000 at December 31, 1999 was outstanding and classified as nonrecourse debt. This outstanding debt is supported by a similar amount of credit facilities with major banks based on loan guarantees from the Canadian government. Depending on the credit facility, borrowings bear interest at prime or varying cost of fund options. Facility fees are due at varying rates on certain of the commitments. The facilities expire at dates ranging from 2000 through 2002. In addition, the Company had unused uncommitted lines of credit with banks at December 31, 1999 totaling an equivalent US $186,333,000 for a combination of U.S. dollar and Canadian dollar borrowings.

During 1999, the Company filed a shelf registration statement with the U.S. Securities and Exchange Commission that was declared effective and permits the offer and sale of up to $1 billion in debt and equity securities. No securities had been issued under this shelf registration as of December 31, 1999.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE D - LONG-TERM DEBT

December 31 (Thousands of dollars)                                           1999               1998
                                                                             ----               ----
Notes payable
    7.05% notes, due 2029                                                $247,277                  -
    Notes payable to bank, 10.1%, due 2004                                      -             20,000
    Notes payable to banks, 5.30% to 5.35%, $7,842 payable in
      Canadian dollars, due 2002                                                -            168,842
    Other, 6% to 8%, due 2000-2021                                          1,363                867
                                                                         --------            -------
         Total notes payable                                              248,640            189,709
                                                                         --------            -------
Nonrecourse debt of a subsidiary
    Guaranteed credit facilities with banks
      Commercial paper, 4.93% to 6.15%, $42,791 payable in
        Canadian dollars, supported by credit facility, due 2001-2008     112,191            109,786
      Bankers' acceptance, 5.27%, payable in Canadian dollars,
        supported by credit facility                                            -              5,947
    Loan payable to Canadian government, interest free, payable in
      Canadian dollars, due 2000-2008                                      32,404             33,982
                                                                         --------            -------
          Total nonrecourse debt of a subsidiary                          144,595            149,715
                                                                         --------            -------
          Total debt including current maturities                         393,235            339,424
Current maturities                                                            (71)            (5,951)
                                                                         --------            -------
          Total long-term debt                                           $393,164            333,473
                                                                         ========            =======


Amounts becoming due for the four years after 2000 are: $76,000 in 2001, $29,645,000 in 2002, $14,696,000 in 2003, and $16,016,000 in 2004.

During 1999, the Company issued $250 million of 30-year notes in the public market; these notes mature in May 2029 and are shown in the above table net of unamortized discount. The proceeds were used primarily to repay amounts previously borrowed under other financing arrangements, which remain available to the Company at December 31, 1999 as discussed in Note C.

The nonrecourse guaranteed credit facilities were arranged to finance certain expenditures for the Hibernia oil field. Subject to certain conditions and limitations, the Canadian government has unconditionally guaranteed repayment of amounts drawn under the facilities to lenders having qualifying Participation Certificates. The Company has borrowed the maximum amount available under the Primary Guarantee Facility at December 31, 1999. The amount guaranteed declines quarterly beginning in 2001, at which time repayment will begin based on the greater of 30% of Murphy's after-tax free cash flow from Hibernia or equal quarterly payments over eight years. The payment for 2001 is planned to be refinanced under an existing committed credit facility and is thereby reflected as becoming due in 2002. No guaranteed financing is available after January 1, 2016. A guarantee fee of .5% is payable annually in arrears to the Canadian government.

The interest free loan from the Canadian government was also used to finance expenditures for the Hibernia field. Repayment began in 1999, but payments through 2001 are planned to be refinanced under an existing committed credit facility and are thereby reflected as becoming due in 2002.

NOTE E - PROVISION FOR REDUCTION IN FORCE

In early 1999, the Company offered enhanced voluntary retirement benefits to eligible exploration, production and administrative employees in its New Orleans and Calgary offices and severed certain other employees at these locations. The voluntary retirements and severances reduced the Company's workforce by 31 employees, and a "Provision for Reduction in Force" of $1,513,000 was recorded in the Consolidated Statement of Income in 1999. The provision included additional defined benefit plan expense of $1,041,000 and severance and other costs of $472,000, the latter of which was essentially all paid during 1999.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F - INCOME TAXES

The components of income (loss) before income taxes for each of the three years ended December 31, 1999 and income tax expense (benefit) attributable thereto were as follows.

(Thousands of dollars)                           1999       1998      1997
                                               --------   -------   -------
Income (loss) before income taxes
   United States                               $ 15,074    44,600   135,476
   Foreign                                      163,428   (52,877)   76,174
                                               --------   -------   -------
                                               $178,502    (8,277)  211,650
                                               ========   =======   =======

Income tax expense (benefit)
   Federal  -  Current/1/                      $(13,497)    6,431    31,278
               Deferred                           1,597     6,232    (1,751)
               Noncurrent                        16,366     3,785    14,946
                                               --------   -------   -------
                                                  4,466    16,448    44,473
                                               --------   -------   -------
   State    -  Current                            1,342     2,021     4,589
                                               --------   -------   -------
   Foreign  -  Current                           40,726    (3,498)   12,912
               Deferred/2/                       11,165   (10,201)   19,423
               Noncurrent                         1,096     1,347    (2,153)
                                               --------   -------   -------
                                                 52,987   (12,352)   30,182
                                               --------   -------   -------
     Total income tax expense                  $ 58,795     6,117    79,244
                                               ========   =======   =======

/1/Net of benefits of $12,537 in 1997 for alternative minimum tax credits. /2/Net of benefits of $609 in 1999 and $1,573 in 1997 for reductions in U.K. tax rate.

Noncurrent taxes, classified in the Consolidated Balance Sheets as a component of "Deferred Credits and Other Liabilities," relate primarily to matters not resolved with various taxing authorities.

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company's income tax expense.

(Thousands of dollars)                                 1999      1998     1997
                                                     --------   ------   ------
Income tax expense (benefit) based on the
  U.S. statutory tax rate                             $62,475   (2,897)  74,078
Foreign income subject to foreign taxes at a rate
  different than the U.S. statutory rate                1,988    5,692   11,087
State income taxes                                        872    1,313    2,983
Settlement of U.S. taxes                               (5,000)    (704)       -
Settlement of foreign taxes                                 -   (1,410)  (3,163)
Foreign asset impairment with no tax benefit                -    5,293        -
Other, net                                             (1,540)  (1,170)  (5,741)
                                                      -------   ------   ------
    Total income tax expense                          $58,795    6,117   79,244
                                                      =======   ======   ======

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

An analysis of the Company's deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 showing the tax effects of significant temporary differences follows.

(Thousands of dollars)                                                             1999       1998
                                                                                ---------   --------
Deferred tax assets
   Property and leasehold costs                                                 $  64,469     75,716
   Reserves for dismantlements and major repairs                                   53,470     63,763
   Federal alternative minimum tax credit carryforward                              3,177      2,068
   Postretirement and other employee benefits                                      24,637     17,979
   Foreign tax operating losses                                                    23,135     15,064
   Other deferred tax assets                                                       29,379     24,234
                                                                                ---------   --------
      Total gross deferred tax assets                                             198,267    198,824
   Less valuation allowance                                                       (57,388)   (62,358)
                                                                                ---------   --------
      Net deferred tax assets                                                     140,879    136,466
                                                                                ---------   --------
Deferred tax liabilities
   Property, plant and equipment                                                  (32,985)   (34,152)
   Accumulated depreciation, depletion and amortization                          (213,674)  (189,082)
   Other deferred tax liabilities                                                 (27,364)   (24,686)
                                                                                ---------   --------
      Total gross deferred tax liabilities                                       (274,023)  (247,920)
                                                                                ---------   --------
      Net deferred tax liabilities                                              $(133,144)  (111,454)
                                                                                =========   ========

The Company has tax loss carryforwards of $92,500,000 associated with its operations in Ecuador. These losses can be carried forward for five years but are limited to 25% of each year's taxable income. The losses begin to expire in 2002.

In management's judgment, the net deferred tax assets in the preceding table will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies. The valuation allowance for deferred tax assets relates primarily to tax assets arising in foreign tax jurisdictions, and in the judgment of management, these tax assets are not likely to be realized. The valuation allowance decreased $4,970,000 in 1999, but increased $10,762,000 in 1998; the change in each year primarily offset the change in certain deferred tax assets. Any subsequent reductions of the valuation allowance will be reported as reductions of tax expense assuming no offsetting change in the deferred tax asset.

The Company has not recorded a deferred tax liability of $23,640,000 related to undistributed earnings of certain foreign subsidiaries at December 31, 1999 because the earnings are considered permanently invested.

Tax returns are subject to audit by various taxing authorities. In 1999, 1998 and 1997, the Company recorded benefits to income of $5,000,000, $2,114,000, and $3,163,000, respectively, from settlements of various U.S. and foreign tax issues primarily related to prior years. The Company believes that adequate accruals have been made for unsettled issues.

NOTE G - INCENTIVE PLANS

The Company's 1992 Stock Incentive Plan (the Plan) authorized the Executive Compensation and Nominating Committee (the Committee) to make annual grants of the Company's Common Stock to executives and other key employees as follows: (1) stock options (nonqualified or incentive), (2) stock appreciation rights (SAR), and/or (3) restricted stock. Annual grants may not exceed 1% (.5% prior to 2000) of shares outstanding at the end of the preceding year; allowed shares not granted may be granted in future years. The Company uses APB Opinion No. 25 to account for stock-based compensation, accruing costs of options and restricted stock over the vesting/performance periods and adjusting costs for changes in fair market value of Common Stock. Compensation cost charged against (credited to) income for stock-based plans was $13,161,000 in 1999, $(4,646,000) in 1998 and $2,026,000 in 1997; outstanding awards were not significantly modified in the last three years. Had compensation cost of the Plan been based on the fair value of the instruments at the date of grant using the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income and earnings per share would be the pro forma amounts shown in the following table. The pro forma effects on net income in the table may not be representative of the pro forma effects on net income of future years because the SFAS No. 123 provisions used in these calculations were only applied to stock options and restricted stock granted after 1994.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Thousands of dollars except per share data)      1999      1998     1997
                                                --------  --------  -------
Net income (loss)    -    As reported           $119,707  (14,394)  132,406
                          Pro forma              124,543  (18,182)  132,089
Earnings per share   -    As reported, basic    $   2.66     (.32)     2.95
                          Pro forma, basic          2.77     (.40)     2.94
                          As reported, diluted      2.66     (.32)     2.94
                          Pro forma, diluted        2.76     (.40)     2.94

STOCK OPTIONS - The Committee fixes the option price of each option granted at no less than fair market value (FMV) on the date of the grant and fixes the option term at no more than 10 years from such date. Each option granted to date under the Plan has had a term of 10 years, has been nonqualified, and has had an option price equal to FMV at date of grant, except for certain 1997 grants with option prices above FMV. Generally, one-half of each grant may be exercised after two years and the remainder after three years. At exercise, a grantee may pay cash for shares, or alternatively, not remit cash and receive shares equal to the inherent value of options exercised on that date. On December 31, 1996, Murphy completed a tax-free spin-off to its stockholders of all the common stock of its wholly owned subsidiary, Deltic Timber Corporation (Deltic). The number of outstanding options at January 1, 1997 and the related option prices were adjusted to preserve the existing economic values of the options at the time of the Deltic spin-off.

The pro forma net income calculations in the preceding table reflect the following weighted-average fair values of options granted in 1999, 1998 and 1997; fair values of options have been estimated by using the Black-Scholes pricing model and the assumptions as shown.

                                                              1999      1998      1997          1997
                                                               FMV       FMV       FMV     Above FMV
                                                              -----     -----     -----    ----------
Weighted-average fair value per share at grant date          $ 7.76   $ 9.01     $ 9.75       $ 8.25
Weighted-average assumptions
     Dividend yield                                            2.87%    2.91%      3.00%        3.00%
     Expected volatility                                      24.21%   17.27%     17.37%       17.37%
     Risk-free interest rate                                   4.77%     5.46%     6.18%        6.37%
     Expected life                                            5 yrs.    5 yrs.    5 yrs.       7 yrs.

Changes in options outstanding, including shares issued under a prior plan, were as follows.

                                                           Average
                                            Number        Exercise
                                         of Shares           Price
                                         ---------        --------
Outstanding at December 31, 1996           440,599         $40.77
Deltic spin-off adjustment                  17,407              -
Granted at FMV                             180,250          50.38
Granted above FMV                          231,750          60.45
Exercised                                  (68,022)         36.53
Forfeited                                  (31,295)         49.08
                                         ---------
  Outstanding at December 31, 1997         770,689          48.04
Granted at FMV                             312,000          49.75
Exercised                                  (17,400)         36.04
Forfeited                                  (12,040)         49.34
                                         ---------
  Outstanding at December 31, 1998       1,053,249          48.73
Granted at FMV                             325,500          35.69
Exercised                                 (109,130)         39.57
Forfeited                                  (15,250)         45.27
                                         ---------
  Outstanding at December 31, 1999       1,254,369          46.19
                                         =========

Exercisable at December 31, 1997           174,269         $37.79
Exercisable at December 31, 1998           284,529          39.53
Exercisable at December 31, 1999           441,119          45.36

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information about stock options outstanding at December 31, 1999 is shown below.

                           Options Outstanding          Options Exercisable
                     -------------------------------   ----------------------
Range of Exercise     No. of    Avg. Life      Avg.       No. of         Avg.
Prices Per Share      Options    in Years     Price       Options      Price
-------------------  ---------  ---------   --------   ----------     -------
$34.56 to $39.42       388,919       7.9      $35.80       68,419     $ 36.33
$40.81 to $42.25       180,700       5.7       41.41      180,700       41.41
$49.75 to $50.38       464,250       7.7       49.97      118,500       50.38
$55.41 to $65.49       220,500       7.1       60.45       73,500       55.41
                     ---------                            -------
  Total outstanding  1,254,369       7.4       46.19      441,119       45.36
                     =========                            =======

SAR - SAR may be granted in conjunction with or independent of stock options; the Committee determines when SAR may be exercised and the price. No SAR have been granted.

RESTRICTED STOCK - Beginning in 1992, shares of restricted stock were granted in certain years. Each grant will vest if the Company achieves specific financial objectives at the end of a five-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met. During the performance period, a grantee receives dividends and may vote these shares, but shares are subject to transfer restrictions and are all or partially forfeited if a grantee terminates. The Company may reimburse a grantee up to 50% of the award value for personal income tax liability on stock awarded. For the pro forma net income calculation, the fair values per share of restricted stock granted in 1998 was $49.50, the market price of the stock at the date granted. The number of restricted shares outstanding at January 1, 1997 was adjusted to preserve the existing economic value of the stock at the time of the Deltic spin-off. On December 31, 1998, all shares granted in 1994 were forfeited because financial objectives were not achieved. Changes in restricted stock outstanding were as follows.

(Number of shares)                              1999     1998      1997
                                               ------  -------   -------
Balance at beginning of year                   83,364   39,856   36,512
Granted                                             -   59,750        -
Grant adjustment to reflect Deltic spin-off         -        -    5,977
Awarded                                             -        -   (1,336)*
Forfeited                                           -  (16,242)  (1,297)
                                               ------  -------   ------
   Balance at end of year                      83,364   83,364   39,856
                                               ======  =======   ======

*Additional shares awarded related to Deltic spin-off.

CASH AWARDS - The Committee also administers the Company's incentive compensation plans, which provide for annual or periodic cash awards to officers, directors and key employees if the Company achieves specific financial objectives. Compensation expense of $5,301,000, $518,000 and $3,894,000 was recorded in 1999, 1998, and 1997, respectively, for these plans.

EMPLOYEE STOCK PURCHASE PLAN (ESPP) - In 1997, the Company's shareholders approved the ESPP, under which 50,000 shares of the Company's Common Stock could be purchased by employees. Each quarter, an eligible U.S. employee may elect to withhold up to 10% of his or her salary to purchase shares of the Company's stock at a price equal to 90% of the fair value of the stock as of the first day of the quarter. The ESPP will terminate on the earlier of the date that employees have purchased all 50,000 shares or June 30, 2002. Employee stock purchases under the ESPP were 20,486 shares at an average price of $37.56 a share in 1999, 11,315 shares at $48.81 a share in 1998 and 4,326 shares at $44.44 in 1997. At December 31, 1999, 13,873 shares remained available for sale under the ESPP. Compensation costs related to the ESPP were immaterial.

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

The tables that follow provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 1999 and 1998 and a statement of the funded status as of December 31, 1999 and 1998.

                                                     Pension         Postretirement
                                                     Benefits           Benefits
                                                ------------------   -----------------
(Thousands of dollars)                            1999       1998      1999      1998
                                                --------   -------   -------   -------
CHANGE IN BENEFIT OBLIGATION
Obligation at January 1                         $238,022   220,981    36,749    36,255
Service cost                                       5,791     5,242       712       601
Interest cost                                     15,516    15,309     2,366     2,474
Plan amendments                                      225     2,744         -         -
Participant contributions                              -         -       531       535
Actuarial (gain) loss                             (6,167)    8,492    (2,916)      496
Curtailment                                          226         -         -         -
Settlements                                          (82)        -         -         -
Special early retirement benefits                  1,079         -         -         -
Exchange rate changes                                 18      (908)        -         -
Benefits paid                                    (13,998)  (13,838)   (3,092)   (3,612)
                                                --------   -------   -------   -------
    Obligation at December 31                    240,630   238,022    34,350    36,749
                                                --------   -------   -------   -------

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1           286,846   269,794         -         -
Actual return on plan assets                      30,613    30,727         -         -
Employer contributions                               842     1,373     2,561     3,077
Participant contributions                              -         -       531       535
Settlements                                          (82)        -         -         -
Exchange rate changes                                253    (1,210)        -         -
Benefits paid                                    (13,998)  (13,838)   (3,092)   (3,612)
                                                --------   -------   -------   -------
    Fair value of plan assets at December 31     304,474   286,846         -         -
                                                --------   -------   -------   -------

RECONCILIATION OF FUNDED STATUS
Funded status at December 31                      63,844    48,824   (34,350)  (36,749)
Unrecognized actuarial (gain) loss               (43,292)  (30,410)    3,610     6,730
Unrecognized transition asset                     (8,729)  (10,960)        -         -
Unrecognized prior service cost                    6,391     6,813         -         -
                                                --------   -------   -------   -------
    Net plan asset (liability) recognized       $ 18,214    14,267   (30,740)  (30,019)
                                                ========   =======   =======   =======

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEETS AT DECEMBER 31
Prepaid benefit asset                           $ 34,200    29,477         -         -
Accrued benefit liability                        (16,300)  (16,087)  (30,740)  (30,019)
Intangible asset                                     314       877         -         -
                                                --------   -------   -------   -------
    Net plan asset (liability) recognized       $ 18,214    14,267   (30,740)  (30,019)
                                                ========   =======   =======   =======

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's U.S. and Canadian nonqualified retirement plans and U.S. directors' retirement plan were the only pension plans with accumulated benefit obligations in excess of plan assets at December 31, 1999 and 1998. The accumulated benefit obligations of these plans at December 31, 1999 and 1998 were $7,784,000 and $7,486,000, respectively; there were no assets in these plans. The Company's postretirement benefit plan also had no plan assets; the benefit obligation for this plan at December 31, 1999 and 1998 was $30,740,000 and $30,019,000, respectively.

The table that follows provides the components of net periodic benefit expense (credit) for each of the three years ended December 31, 1999.


                                                          Pension Benefits         Postretirement Benefits
                                                     --------------------------    -----------------------
(Thousands of dollars)                               1999       1998       1997      1999     1998    1997
                                                     ----       ----       ----      ----     ----    ----
Service cost                                     $  5,791      5,242      4,517       712      601     508
Interest cost                                      15,516     15,309     14,889     2,366    2,474   2,466
Expected return on plan assets                    (23,105)   (22,180)   (19,040)        -        -       -
Amortization of prior service cost                    622        626        402         -        -       -
Amortization of transitional asset                 (2,204)    (2,211)    (2,216)        -        -       -
Recognized actuarial (gain) loss                     (766)      (758)      (965)      203      194      67
                                                 --------   --------    -------    ------    -----   -----
    Net periodic benefit
      expense (credit)                             (4,146)    (3,972)    (2,413)    3,281    3,269   3,041
Special early retirement benefits                   1,041          -          -         -        -       -
                                                 --------   --------    -------    ------    -----   -----
    Total periodic benefit
      expense (credit)                           $ (3,105)    (3,972)    (2,413)    3,281    3,269   3,041
                                                 ========   ========    =======    ======    =====   =====

The preceding tables in Note H include the following amounts related to foreign benefit plans.

                                                   Pension       Postretirement
                                                   Benefits         Benefits
                                                --------------   --------------
(Thousands of dollars)                          1999      1998   1999      1998
                                                ----      ----   ----      ----
Obligation at December 31                    $53,675    47,625      -         -
Fair value of plan assets at December 31      61,462    54,348      -         -
Net plan liability recognized                 (3,178)   (3,285)     -         -
Net periodic benefit expense                     364       410      -         -

The following table provides the weighted-average assumptions used in the measurement of the Company's benefit obligations at December 31, 1999 and 1998.

                                                Pension       Postretirement
                                                Benefits         Benefits
                                             --------------   --------------
                                             1999      1998   1999      1998
                                             ----      ----   ----      ----
Discount rate                                7.26%     6.62%  7.50%     6.75%
Expected return on plan assets               8.34%     8.31%     -         -
Rate of compensation increase                4.66%     4.67%     -         -

For purposes of measuring postretirement benefit obligations at December 31, 1999, the future annual rates of increase in the cost of health care were assumed to be 6.5% for 2000, 5.5% for 2001 and 4.5% for 2002 and beyond.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumed health care cost trend rates have a significant effect on the expense and obligation reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects.

(Thousands of dollars)                                      1% Increase  1% Decrease
                                                            -----------  -----------
Effect on total service and interest cost components of
 net periodic postretirement benefit expense for the
 year ended December 31, 1999                                    $  221         (211)
Effect on the health care component of the accumulated
 postretirement benefit obligation at December 31, 1999           2,124       (2,063)

THRIFT PLANS - Most U.S. and Canadian employees of the Company may participate in thrift plans by allotting up to a specified percentage of their base pay. The Company matches contributions at a stated percentage of each employee's allotment based on years of participation in the plans. Amounts charged to expense for these plans were $2,523,000 in 1999, $3,333,000 in 1998 and $3,076,000 in 1997. In early 2000, the Company initiated a profit sharing plan for its U.K. employees, whereby the Company matches contributions of eligible employees. The cost of the U.K. plan is projected to be $190,000 in 2000.

NOTE I - FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS - As discussed in Note A, Murphy utilizes derivative instruments on a limited basis to manage risks related to interest rates, foreign currency exchange rates and commodity prices. At December 31, 1999 and 1998, the Company had interest rate swap agreements with notional amounts totaling $100,000,000 that serve to convert an equal amount of variable rate long-term debt to fixed rates. The swaps mature in 2002 and 2004. The swaps require Murphy to pay an average interest rate of 6.46% over their composite lives and to receive a variable rate, which averaged 6.19% at December 31, 1999. The variable rate received by the Company under each contact is repriced quarterly.

The Company periodically uses crude oil swap agreements to reduce a portion of the financial exposure of its U.S. refineries to crude oil price movements. At December 31, 1999, the Company was a party to crude oil swap agreements for a total notional volume of 2.3 million barrels; these swaps mature in 2001 and 2002. At termination, the swaps require Murphy to pay an average crude oil price of $16.76 a barrel and to receive the average of the near-month NYMEX West
Texas Intermediate (WTI) crude oil prices during the respective contractual maturity periods. Unrealized gains or losses on such swap contracts are generally deferred and recognized in connection with the associated crude oil purchase. If conditions indicate that the market price of finished products would not allow for recovery of the costs of the finished products, including any unrealized loss on the crude oil swap, a liability will be provided for the nonrecoverable portion of the unrealized swap loss. After-tax gains from crude oil swaps were $5,041,000 in 1997.

The Company periodically uses natural gas swap agreements to reduce a portion of the financial exposure of its Meraux, Louisiana refinery to fluctuations in the price of natural gas purchased for fuel. At December 31, 1999, Murphy was a party to natural gas swap agreements for a total notional volume of 7 million MMBTU. One-twelfth of the notional volume matures each month during 2004. The swaps require Murphy to pay an average natural gas price of $2.61 an MMBTU and to receive the average NYMEX Henry Hub price for the final three trading days of each respective month in 2004. Unrealized gains or losses on such swap contracts are deferred and recognized in connection with the associated fuel purchases.

FAIR VALUE - The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 1999 and 1998. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, trade accounts receivable, investments and noncurrent receivables, trade accounts payable, and accrued expenses, all of which had fair values approximating carrying amounts.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                        1999                  1998
                                              --------------------   --------------------
Carrying                                       Carrying       Fair   Carrying      Fair
(Thousands of dollars)                           Amount      Value     Amount     Value
                                              ---------   --------   --------   ---------
Financial liabilities
    Current and long-term debt                $(393,235)  (373,546)  (341,385)  (333,905)
Off-balance-sheet exposures -
 unrealized gain (loss)
    Interest rate swaps                               -        266          -     (5,453)
    Crude oil swaps                                   -      2,668          -          -
    Natural gas swaps                                 -        (83)         -          -
    Financial guarantees and letters of credit        -          -          -          -

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

 .    Interest rate swaps, crude oil swaps and natural gas swaps - The fair values are based on quotes from counterparties.

 .    Financial guarantees and letters of credit - The fair value, which represents fees associated with obtaining the instruments, was nominal.

CREDIT RISKS - The Company's primary credit risks are associated with trade accounts receivable, cash equivalents and derivative instruments. Trade receivables arise mainly from sales of crude oil, natural gas and petroleum products to a large number of customers in the United States, Canada and the United Kingdom. The credit history and financial condition of potential customers are reviewed before credit is extended, security is obtained when deemed appropriate based on a potential customer's financial condition, and routine follow-up evaluations are made. The combination of these evaluations and the large number of customers tends to limit the risk of credit concentration to an acceptable level. Cash equivalents are placed with several major financial institutions, which limits the Company's exposure to credit risk. The Company controls credit risk on derivatives through credit approvals and monitoring procedures and believes that such risks are minimal because counterparties to the transactions are major financial institutions.

NOTE J - STOCKHOLDER RIGHTS PLAN

The Company's Stockholder Rights Plan provides for each Common stockholder to receive a dividend of one Right for each share of the Company's Common Stock held. The Rights will expire on April 6, 2008 unless earlier redeemed or exchanged. The Rights will detach from the Common Stock and become exercisable following a specified period of time after the first public announcement that a person or group of affiliated or associated persons (other than certain persons) has become the beneficial owner of 15% or more of the Company's Common Stock. The Rights have certain antitakeover effects and will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on a substantial number of Rights being acquired. The Rights are not intended to prevent a takeover, but rather are designed to enhance the ability of the Board of Directors to negotiate with an acquiror on behalf of all shareholders. Other terms of the Rights are set forth in, and the foregoing description is qualified in its entirety by, the Rights Agreement, as amended, between the Company and Harris Trust Company of New York, as Rights Agent.

NOTE K - EARNINGS PER SHARE

The following table reconciles the weighted-average shares outstanding for computation of basic and diluted income (loss) per Common share for each of the three years ended December 31, 1999. No difference existed between net income
(loss) used in computing basic and diluted income (loss) per Common share for these years.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Weighted-average shares outstanding)          1999        1998        1997
                                               ----        ----        ----
Basic method                             44,970,457  44,955,679  44,881,225
Dilutive stock options                       59,768           -      79,682
                                         ----------  ----------  ----------
  Diluted method                         45,030,225  44,955,679  44,960,907
                                         ==========  ==========  ==========

The computations of diluted earnings per share in the Consolidated Statements of Income did not consider outstanding options at year end of 684,750 shares in 1999, 1,053,249 shares in 1998 and 397,000 shares in 1997 because the effects of these options would have improved the Company's earnings per share. Average exercise prices per share of the options not used were $53.34, $48.73 and $55.97, respectively.

NOTE L - OTHER FINANCIAL INFORMATION

INVENTORIES - Inventories accounted for under the LIFO method totaled $72,452,000 and $65,107,000 at December 31, 1999 and 1998, respectively, and were $115,236,000 and $14,195,000 less than such inventories would have been valued using the first-in first-out method. At December 31, 1998, the Company established an allowance to reduce the carrying value of certain crude oil inventories to market value, resulting in an after-tax charge to income of $4,227,000. Based on crude oil prices at December 31, 1999, the Company carried no such inventory valuation allowance at that date.

FOREIGN CURRENCY - Cumulative translation gains and losses, net of insignificant related income tax effects, are included in "Accumulated Other Comprehensive Loss" in the Consolidated Balance Sheets. At December 31, 1999, components of the net cumulative loss of $4,984,000 were gains (losses) of $31,218,000 for pounds sterling, $(36,632,000) for Canadian dollars and $430,000 for other currencies. Comparability of net income was not significantly affected by exchange rate fluctuations in 1999, 1998 or 1997. Net gains (losses) from foreign currency transactions included in the Consolidated Statements of Income were $(847,000) in 1999, $282,000 in 1998 and $200,000 in 1997.

CASH FLOW DISCLOSURES - Cash income taxes paid (refunded) were $(5,343,000), $26,227,000 and $86,962,000 in 1999, 1998 and 1997, respectively. Interest paid, net of amounts capitalized, was $17,140,000, $9,551,000 and $269,000 in 1999,
1998 and 1997, respectively.

Noncash operating working capital (increased) decreased for each of the three years ended December 31, 1999 as follows.

(Thousands of dollars)                                    1999      1998      1997
                                                          ----      ----      ----
Accounts receivable                                  $(123,566)   38,541    47,214
Inventories                                            (21,866)   28,639   (27,061)
Prepaid expenses                                         4,147    15,031   (17,503)
Deferred income tax assets                              (8,600)    2,158     4,348
Accounts payable and accrued liabilities                99,382   (85,503)  (67,623)
Current income tax liabilities                          15,344    (2,676)  (11,766)
                                                     ---------   -------   -------
  Net increase in noncash operating working capital  $ (35,159)   (3,810)  (72,391)
                                                     =========   =======   =======

NOTE M - COMMITMENTS

The Company leases land, gasoline stations and other facilities under operating leases. Future minimum rental commitments under noncancellable operating leases are not material. Commitments for capital expenditures were approximately $256,000,000 at December 31, 1999, including $84,000,000 related to the Company's share of a multiyear contract for a semisubmersible deepwater drilling rig and associated support equipment. Certain costs committed under this contract will be charged to the Company's partners when future deepwater wells are drilled.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N - CONTINGENCIES

The Company's operations and earnings have been and may be affected by various forms of governmental action both in the United States and throughout the world. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; restrictions on production; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting the issuance of oil and gas or mineral leases; restrictions on drilling and/or production; laws and regulations intended for the promotion of safety and the protection and/or remediation of the environment; governmental support for other forms of energy; and laws and regulations affecting the Company's relationships with employees, suppliers, customers, stockholders and others. Because governmental actions are often motivated by political considerations, may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form the actions may take or the effect such actions may have on the Company.

FOREIGN CRUDE OIL CONTRACTS - In August 1996, the Ecuadoran government notified the Company that its risk service contract for production of crude oil in Ecuador would be replaced by a production sharing contract effective January 1, 1997 to give the government a larger share of future oil revenues. While the state oil company, PetroEcuador, acknowledged that amounts were owed under the former contract and indicated its intention to pay, the Company considered the circumstances surrounding the contract replacement and recorded an $8,876,000 provision for doubtful accounts in 1996. Based on amounts subsequently collected, the Company determined that portions of the allowance for doubtful accounts were no longer required and recognized income of $3,304,000 in 1999, $2,410,000 in 1998 and $1,642,000 in 1997.

ENVIRONMENTAL MATTERS - The Company's environmental contingencies are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the section entitled "Environmental" beginning on page 15 of this Form 10-K report.

OTHER MATTERS - The Company and its subsidiaries are engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business and none of which is considered material. In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At December 31, 1999, the Company had contingent liabilities of $52,400,000 on outstanding letters of credit and $66,900,000 under certain financial guarantees.

NOTE O - BUSINESS SEGMENTS

Murphy's reportable segments are organized into two major types of business activities, each subdivided into geographic areas of operations. The Company's exploration and production activity is subdivided into segments for the United States, Canada, the United Kingdom, Ecuador, and all other countries; each of these segments derives revenues primarily from the sale of crude oil and natural gas. The refining, marketing and transportation segments in the United States and the United Kingdom derive revenues mainly from the sale of petroleum products; the Canadian segment derives revenues primarily from the transportation and trading of crude oil. The Company's management evaluates segment performance based on income from operations, excluding interest income and interest expense. Intersegment transfers of crude oil, natural gas and petroleum products are at market prices and intersegment services are recorded at cost.

Information about business segments and geographic operations is reported in the following tables. Excise taxes on petroleum products of $898,917,000, $831,385,000 and $679,953,000 for the years 1999, 1998 and 1997, respectively, were excluded from revenues and costs and expenses. For geographic purposes, revenues are attributed to the country in which the sale occurs. The Company had no single customer from which it derived more than 10% of its revenues. Murphy's equity method investments are in companies that transport crude oil and petroleum products. Corporate and other activities, including interest income, miscellaneous gains and losses, interest expense and unallocated overhead, are shown in the tables to reconcile the business segments to consolidated totals. As used in the table on page F-20, "Certain Long-Lived Assets at December 31" exclude investments, noncurrent receivables and deferred tax assets.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEGMENT INFORMATION                                                                Exploration and Production
                                                              ------------------------------------------------------------------
(Millions of dollars)                                         U.S.    Canada            U.K.     Ecuador        Other      Total
                                                              ----    ------            ----     -------        -----      -----
YEAR ENDED DECEMBER 31, 1999
Segment income (loss)                                     $   35.3      47.0            37.2        22.6         (7.7)     134.4
Revenues from external customers                             151.1     162.0           119.0        40.1          2.0      474.2
Intersegment revenues                                         50.6      58.7            23.4           -            -      132.7
Interest income                                                  -         -               -           -            -          -
Interest expense, net of capitalization                          -         -               -           -            -          -
Income of equity companies                                       -         -               -           -            -          -
Income tax expense (benefit)                                  10.3      24.8            24.5           -           .5       60.1
Significant noncash charges (credits)
  Depreciation, depletion, amortization                       65.1      50.3            42.8         8.0           .1      166.3
  Provisions for major repairs                                   -       2.5               -           -            -        2.5
  Amortization of undeveloped leases                           7.0       4.0               -           -            -       11.0
  Deferred and noncurrent income taxes                        12.6      21.3            (3.8)          -          1.3       31.4
Additions to property, plant, equipment                       60.7     143.0            25.6         7.1          (.1)     236.3
Total assets at year-end                                     391.0     737.9           299.4        60.0          9.5    1,497.8
--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
Segment income (loss)                                     $     .7      (7.5)          (13.3)        4.8        (35.1)     (50.4)
Revenues from external customers                             146.7      92.5            82.8        21.3          2.7      346.0
Intersegment revenues                                         32.4      42.5            12.3           -            -       87.2
Interest income                                                  -         -               -           -            -          -
Interest expense, net of capitalization                          -         -               -           -            -          -
Income of equity companies                                       -         -               -           -            -          -
Income tax expense (benefit)                                   (.1)    (11.3)           (1.6)        (.8)          .1      (13.7)
Significant noncash charges (credits)
  Depreciation, depletion, amortization                       66.0      44.0            42.9        10.2            -      163.1
  Impairment of long-lived assets                             29.9      10.1            24.3           -         15.1       79.4
  Provisions for major repairs                                   -       3.1               -           -            -        3.1
  Amortization of undeveloped leases                           6.7       3.8               -           -            -       10.5
  Deferred and noncurrent income taxes                        (3.3)     (6.3)           (4.3)          -           .7      (13.2)
Additions to property, plant, equipment                      104.0      94.1            67.5        10.2           .7      276.5
Total assets at year-end                                     399.1     595.6           317.6        60.3         13.3    1,385.9
--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997
Segment income (loss)                                     $   51.6      19.0            16.3        14.5        (16.3)      85.1
Revenues from external customers                             210.7     125.1           121.6        36.0          2.5      495.9
Intersegment revenues                                         64.1      60.5               -           -            -      124.6
Interest income                                                  -         -               -           -            -          -
Interest expense, net of capitalization                          -         -               -           -            -          -
Income of equity companies                                       -         -               -           -            -          -
Income tax expense (benefit)                                  27.2       9.8            15.4        (1.1)          .1       51.4
Significant noncash charges (credits)
  Depreciation, depletion, amortization                       79.4      37.9            43.7        11.4            -      172.4
  Impairment of long-lived assets                              7.7      20.4               -           -            -       28.1
  Provisions for major repairs                                   -       4.6               -           -            -        4.6
  Amortization of undeveloped leases                           6.7       3.6              .1           -           .1       10.5
  Deferred and noncurrent income taxes                        (9.8)      9.1             (.9)          -          1.3        (.3)
Additions to property, plant, equipment                      102.5     135.1            80.0        10.4         10.9      338.9
Total assets at year-end                                     400.7     596.0           319.6        61.5         24.9    1,402.7
--------------------------------------------------------------------------------------------------------------------------------

GEOGRAPHIC INFORMATION                                                   Certain Long-Lived Assets at December 31
                                                              ------------------------------------------------------------------
(Millions of dollars)                                         U.S.    Canada            U.K.        Ecuador     Other      Total
                                                              ----    ------            ----        -------     -----      -----
1999                                                      $  725.6     724.5           333.8           53.5       7.7    1,845.1
1998                                                         706.2     600.4           352.8           54.4       8.4    1,722.2
1997                                                         683.8     601.4           354.5           54.4      21.7    1,715.8

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    SEGMENT INFORMATION (CONTINUED)                          Refining, Marketing & Transportation
                                                             ------------------------------------       Corp. &     Consoli-
    (Millions of dollars)                                     U.S.      U.K.     Canada      Total        Other      dated
                                                             -----      ----     ------      -----        -----      -----
    YEAR ENDED DECEMBER 31, 1999
    Segment income (loss)                                 $    1.6      14.0        6.8       22.4        (37.1)     119.7
    Revenues from external customers                       1,247.8     286.7       28.1    1,562.6          4.4    2,041.2
    Intersegment revenues                                      4.6         -         .6        5.2            -      137.9
    Interest income                                              -         -          -          -          3.9        3.9
    Interest expense, net of capitalization                      -         -          -          -         20.3       20.3
    Income of equity companies                                  .5         -          -         .5            -         .5
    Income tax expense (benefit)                                .4       6.6        6.6       13.6        (14.9)      58.8
    Significant noncash charges (credits)
      Depreciation, depletion, amortization                   27.6       5.8        2.0       35.4          2.7      204.4
      Provisions for major repairs                            14.2       1.9          -       16.1           .1       18.7
      Amortization of undeveloped leases                         -         -          -          -            -       11.0
      Deferred and noncurrent income taxes                     7.9       (.5)         -        7.4          (.8)      38.0
    Additions to property, plant, equipment                   76.4      11.4         .3       88.1          2.6      327.0
    Total assets at year-end                                 549.7     199.0       89.6      838.3        109.4    2,445.5
--------------------------------------------------------------------------------------------------------------------------
    YEAR ENDED DECEMBER 31, 1998
    Segment income (loss)                                 $   27.7      17.3        2.5       47.5        (11.5)     (14.4)
    Revenues from external customers                       1,064.9     260.7       22.8    1,348.4          4.4    1,698.8
    Intersegment revenues                                      3.1         -         .3        3.4            -       90.6
    Interest income                                              -         -          -          -          4.0        4.0
    Interest expense, net of capitalization                      -         -          -          -         10.5       10.5
    Income of equity companies                                  .8         -          -         .8            -         .8
    Income tax expense (benefit)                              15.7       7.9        3.1       26.7         (6.9)       6.1
    Significant noncash charges (credits)
      Depreciation, depletion, amortization                   29.3       5.2        1.9       36.4          3.2      202.7
      Impairment of long-lived assets                            -         -         .7         .7            -       80.1
      Provisions for major repairs                            15.2       2.0          -       17.2           .1       20.4
      Amortization of undeveloped leases                         -         -          -          -            -       10.5
      Deferred and noncurrent income taxes                     2.9        .6        (.3)       3.2          9.1        (.9)
    Additions to property, plant, equipment                   45.6       6.8        2.6       55.0          2.2      333.7
    Total assets at year-end                                 465.5     160.8       50.2      676.5        102.0    2,164.4
--------------------------------------------------------------------------------------------------------------------------
    YEAR ENDED DECEMBER 31, 1997
    Segment income (loss)                                 $   41.3       9.2        6.2       56.7         (9.4)     132.4
    Revenues from external customers                       1,342.8     268.6       26.1    1,637.5          4.4    2,137.8
    Intersegment revenues                                      2.4         -         .1        2.5            -      127.1
    Interest income                                              -         -          -          -          4.8        4.8
    Interest expense, net of capitalization                      -         -          -          -           .6         .6
    Income of equity companies                                 1.1         -          -        1.1            -        1.1
    Income tax expense (benefit)                              23.7       5.9        6.2       35.8         (8.0)      79.2
    Significant noncash charges (credits)
      Depreciation, depletion, amortization                   27.8       4.7        2.0       34.5          2.5      209.4
      Impairment of long-lived assets                            -         -          -          -            -       28.1
      Provisions for major repairs                            18.1       1.8          -       19.9           .1       24.6
      Amortization of undeveloped leases                         -         -          -          -            -       10.5
      Deferred and noncurrent income taxes                     (.7)      1.9         .1        1.3         25.0       26.0
    Additions to property, plant, equipment                   29.2       3.7        4.6       37.5          7.3      383.7
    Total assets at year-end                                 491.4     194.7       64.5      750.6         85.0    2,238.3
--------------------------------------------------------------------------------------------------------------------------

    GEOGRAPHIC INFORMATION                                      Revenues from External Customers for the Year
                                                        ------------------------------------------------------------------
    (Millions of dollars)                                     U.S.      U.K.     Canada    Ecuador        Other      Total
                                                              ----      ----     ------    -------        -----      -----
    1999                                                  $1,400.1     408.6      190.4       40.1          2.0    2,041.2
    1998                                                   1,212.0     346.9      115.9       21.3          2.7    1,698.8
    1997                                                   1,554.7     392.9      151.7       36.0          2.5    2,137.8

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

The reported value of proved reserves is not necessarily indicative of either fair market value or present value of future cash flows because prices, costs and governmental policies do not remain static; appropriate discount rates may vary; and extensive judgment is required to estimate the timing of production. Other logical assumptions would likely have resulted in significantly different amounts. Average year-end 1999 crude oil prices used for this calculation were $23.23 a barrel for the United States, $25.68 for Canadian light, $17.25 for Canadian heavy, $23.85 for Canadian offshore, $24.29 for the United Kingdom and $17.45 for Ecuador. Average year-end 1999 natural gas prices used were $2.23 an MCF for the United States, $1.95 for Canada and $2.01 for the United Kingdom.

Schedule 6 also presents the principal reasons for change in the standardized measure of discounted future net cash flows for each of the three years ended December 31, 1999.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
         SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)


SCHEDULE 1 - ESTIMATED NET PROVED OIL RESERVES
                                                     Crude Oil, Condensate and Natural Gas Liquids
                                            ---------------------------------------------------------------       Synthetic
                                             United                          United                                  Oil -
(Millions of barrels)                        States          Canada          Kingdom      Ecuador     Total         Canada   Total
PROVED                                       ------          ------          -------      -------     -----         ------   -----
December 31, 1996                              18.7            35.2             50.0         27.4     131.3           96.4   227.7
Revisions of previous estimates                 1.6             (.4)             6.1          6.6      13.9           10.5    24.4
Improved recovery                                 -              .5                -            -        .5              -      .5
Purchases                                        .2             2.1                -            -       2.3              -     2.3
Extensions and discoveries                      2.5            18.8              6.2            -      27.5              -    27.5
Production                                     (3.9)           (5.8)            (5.0)        (2.9)    (17.6)          (3.4)  (21.0)
Sales                                             -            (1.3)               -            -      (1.3)             -    (1.3)
                                             ------           -----             ----        -----     -----          -----  ------
   December 31, 1997                           19.1            49.1             57.3         31.1     156.6          103.5   260.1
Revisions of previous estimates                (1.0)            6.7              5.0          2.6      13.3           15.9    29.2
Purchases                                         -             1.3                -            -       1.3              -     1.3
Extensions and discoveries                      8.0              .3                -          1.3       9.6              -     9.6
Production                                     (2.8)           (6.5)            (5.6)        (2.8)    (17.7)          (3.8)  (21.5)
Sales                                           (.3)            (.1)               -            -       (.4)             -     (.4)
                                             ------           -----             ----        -----     -----          -----  ------
    December 31, 1998                          23.0            50.8             56.7         32.2     162.7          115.6   278.3
Revisions of previous estimates                (1.6)            9.1              7.7          4.5      19.7            8.9    28.6
Extensions and discoveries                     15.8              .7                -          2.9      19.4              -    19.4
Production                                     (3.1)           (6.9)            (7.5)        (2.6)    (20.1)          (4.0)  (24.1)
                                             ------           -----             ----        -----     -----          -----  ------
    December 31, 1999                          34.1            53.7             56.9         37.0     181.7          120.5   302.2
                                             ======           =====             ====        =====     =====          =====   =====

PROVED DEVELOPED
December 31, 1996                              16.3            21.4             16.8         10.1      64.6           66.9   131.5
December 31, 1997                              15.3            22.5             18.3         20.6      76.7           70.4   147.1
December 31, 1998                              14.5            27.9             31.5         21.0      94.9           67.1   162.0
December 31, 1999                              11.7            26.6             34.1         21.2      93.6           66.0   159.6


SCHEDULE 2 - ESTIMATED NET PROVED NATURAL GAS RESERVES

                                                                                        United                  United
(Billions of cubic feet)                                                                States      Canada     Kingdom     Total
PROVED                                                                                  ------      ------     -------     -----
December 31, 1996                                                                        464.4       151.1        43.9     659.4
Revisions of previous estimates                                                          (23.7)       (4.9)       (2.9)    (31.5)
Purchases                                                                                 11.1          .4           -      11.5
Extensions and discoveries                                                                63.2        17.0           -      80.2
Production                                                                               (79.4)      (16.4)       (4.6)   (100.4)
Sales                                                                                      (.2)       (6.8)          -      (7.0)
                                                                                         -----       -----       -----    ------
    December 31, 1997                                                                    435.4       140.4        36.4     612.2
Revisions of previous estimates                                                          (14.3)        (.2)        7.2      (7.3)
Purchases                                                                                    -         6.3           -       6.3
Extensions and discoveries                                                                80.9         2.6           -      83.5
Production                                                                               (61.9)      (17.9)       (4.5)    (84.3)
Sales                                                                                        -        (1.1)          -      (1.1)
                                                                                         -----       -----       -----    ------
    December 31, 1998                                                                    440.1       130.1        39.1     609.3
Revisions of previous estimates                                                           (2.6)        5.5         3.9       6.8
Extensions and discoveries                                                                53.6        10.8           -      64.4
Production                                                                               (62.7)      (20.6)       (4.5)    (87.8)
Sales                                                                                     (1.1)          -           -      (1.1)
                                                                                         -----       -----       -----    ------
    December 31, 1999                                                                    427.3       125.8        38.5     591.6
                                                                                         =====       =====       =====    ======

PROVED DEVELOPED
December 31, 1996                                                                        291.1       146.0        25.4     462.5
December 31, 1997                                                                        304.2       135.2        24.0     463.4
December 31, 1998                                                                        291.8       120.3        29.9     442.0
December 31, 1999                                                                        284.8       111.3        32.9     429.0

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
         SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

SCHEDULE 3 - COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND
             DEVELOPMENT ACTIVITIES

                                                                                                                  Synthetic
                                             United                           United                                 Oil -
(Millions of dollars)                        States          Canada          Kingdom   Ecuador    Other   Subtotal  Canada  Total
YEAR ENDED DECEMBER 31, 1999                 ------          ------          -------   -------    -----   --------  ------  ------
Property acquisition costs
  Unproved                                   $ 12.1             6.2                -         -        -       18.3       -    18.3
  Proved                                          -              .4                -         -        -         .4       -      .4
                                             ------           -----             ----     -----    -----      -----    ----  ------
    Total acquisition costs                    12.1             6.6                -         -        -       18.7       -    18.7
Exploration costs                              54.9            14.2              1.2       1.0      7.9       79.2       -    79.2
Development costs                              28.6           108.2             28.3       6.1        -      171.2    26.8   198.0
                                             ------           -----             ----     -----    -----      -----    ----  ------
    Total capital expenditures                 95.6           129.0             29.5       7.1      7.9      269.1    26.8   295.9
                                             ------           -----             ----     -----    -----      -----    ----  ------
Charged to expense
  Dry hole expense                             24.2             3.9              3.0         -      1.3       32.4       -    32.4
  Geophysical and other costs                  10.7             8.9               .9         -      6.7       27.2       -    27.2
                                             ------           -----             ----     -----    -----      -----    ----  ------
    Total charged to expense                   34.9            12.8              3.9         -      8.0       59.6       -    59.6
                                             ------           -----             ----     -----    -----      -----    ----  ------

Expenditures capitalized                     $ 60.7           116.2             25.6       7.1      (.1)     209.5    26.8   236.3
                                             ======           =====             ====     =====    =====      =====    ====  ======


YEAR ENDED DECEMBER 31, 1998
Property acquisition costs
  Unproved                                   $ 14.1             2.7               .2         -        -       17.0       -    17.0
  Proved                                        3.8             1.1                -         -        -        4.9       -     4.9
                                             ------           -----             ----     -----    -----      -----    ----  ------
    Total acquisition costs                    17.9             3.8               .2         -        -       21.9       -    21.9
Exploration costs                              77.6            18.3              2.6         -     21.9      120.4       -   120.4
Development costs                              25.1            69.4             68.2      10.2        -      172.9    16.4   189.3
                                             ------           -----             ----     -----    -----      -----    ----  ------
    Total capital expenditures                120.6            91.5             71.0      10.2     21.9      315.2    16.4   331.6
                                             ------           -----             ----     -----    -----      -----    ----  ------
Charged to expense
  Dry hole expense                             10.8             8.9              (.4)        -     12.2       31.5       -    31.5
  Geophysical and other costs                   5.8             4.9              3.9         -      9.0       23.6       -    23.6
                                             ------           -----             ----     -----    -----      -----    ----  ------
    Total charged to expense                   16.6            13.8              3.5         -     21.2       55.1       -    55.1
                                             ------           -----             ----     -----    -----      -----    ----  ------

Expenditures capitalized                     $104.0            77.7             67.5      10.2       .7      260.1    16.4   276.5
                                             ======           =====             ====     =====    =====      =====    ====  ======


YEAR ENDED DECEMBER 31, 1997
Property acquisition costs
  Unproved                                   $ 20.5             5.9               .2         -        -       26.6       -    26.6
  Proved                                        8.2            13.9               .1         -        -       22.2       -    22.2
                                             ------           -----             ----     -----    -----      -----    ----  ------
    Total acquisition costs                    28.7            19.8               .3         -        -       48.8       -    48.8
Exploration costs                              74.4            18.2             14.6         -     28.1      135.3       -   135.3
Development costs                              43.9            96.0             76.0      10.4        -      226.3    12.8   239.1
                                             ------           -----             ----     -----    -----      -----    ----  ------
    Total capital expenditures                147.0           134.0             90.9      10.4     28.1      410.4    12.8   423.2
                                             ------           -----             ----     -----    -----      -----    ----  ------
Charged to expense
  Dry hole expense                             30.9             4.5              5.7         -      7.2       48.3       -    48.3
  Geophysical and other costs                  13.6             7.2              5.2         -     10.0       36.0       -    36.0
                                             ------           -----             ----     -----    -----      -----    ----  ------
    Total charged to expense                   44.5            11.7             10.9         -     17.2       84.3       -    84.3
                                             ------           -----             ----     -----    -----      -----    ----  ------

Expenditures capitalized                     $102.5           122.3             80.0      10.4     10.9      326.1    12.8   338.9
                                             ======           =====             ====     =====    =====      =====    ====  ======

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
         SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

SCHEDULE 4 - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                                                                      Synthetic
                                                United             United                                Oil -
(Millions of dollars)                           States   Canada   Kingdom   Ecuador   Other  Subtotal   Canada   Total
YEAR ENDED DECEMBER 31, 1999                   -------  -------  --------  --------   -----  --------   ------   -----
Revenues
  Crude oil and natural gas liquids
    Transfers to consolidated operations        $ 48.8     15.9      23.4         -       -      88.1     42.8   130.9
    Sales to unaffiliated enterprises              5.3     90.9     111.3      37.2       -     244.7     32.0   276.7
  Natural gas
    Transfer to consolidated operations            1.8        -         -         -       -       1.8        -     1.8
    Sales to unaffiliated enterprises            141.4     38.9       7.7         -       -     188.0        -   188.0
                                                ------    -----     -----      ----   -----     -----     ----   -----
      Total oil and gas revenues                 197.3    145.7     142.4      37.2       -     522.6     74.8   597.4
  Other operating revenues/1/                      4.4       .2         -       2.9     2.0       9.5        -     9.5
                                                ------    -----     -----      ----   -----     -----     ----   -----
      Total revenues                             201.7    145.9     142.4      40.1     2.0     532.1     74.8   606.9
                                                ------    -----     -----      ----   -----     -----     ----   -----
Costs and expenses
  Production costs                                35.6     39.7      30.8       9.4       -     115.5     36.5   152.0
  Exploration costs charged to expense            34.9     12.8       3.9         -     8.0      59.6        -    59.6
  Undeveloped lease amortization                   7.0      4.0         -         -       -      11.0        -    11.0
  Depreciation, depletion and amortization        65.1     43.2      42.8       8.0      .1     159.2      7.1   166.3
  Selling and general expenses                    13.5      5.6       3.2        .1     1.1      23.5        -    23.5
                                                ------    -----     -----      ----   -----     -----     ----   -----
      Total costs and expenses                   156.1    105.3      80.7      17.5     9.2     368.8     43.6   412.4
                                                ------    -----     -----      ----   -----     -----     ----   -----
                                                  45.6     40.6      61.7      22.6    (7.2)    163.3     31.2   194.5
Income tax expense                                10.3     14.3      24.5         -      .5      49.6     10.5    60.1
                                                ------    -----     -----      ----   -----     -----     ----   -----
      Results of operations/2/                  $ 35.3     26.3      37.2      22.6    (7.7)    113.7     20.7   134.4
                                                ======    =====     =====      ====   =====     =====     ====   =====

YEAR ENDED DECEMBER 31, 1998
Revenues
  Crude oil and natural gas liquids
    Transfers to consolidated operations        $ 32.4      7.1      12.3         -       -      51.8     35.4    87.2
    Sales to unaffiliated enterprises              3.2     48.3      58.0      19.1       -     128.6     17.6   146.2
  Natural gas
    Sales to unaffiliated enterprises            132.1     24.0      10.0         -       -     166.1        -   166.1
                                                ------    -----     -----      ----   -----     -----     ----   -----
      Total oil and gas revenues                 167.7     79.4      80.3      19.1       -     346.5     53.0   399.5
  Other operating revenues/3/                     11.4      2.7      14.8       2.2     2.7      33.8      (.1)   33.7
                                                ------    -----     -----      ----   -----     -----     ----   -----
      Total revenues                             179.1     82.1      95.1      21.3     2.7     380.3     52.9   433.2
                                                ------    -----     -----      ----   -----     -----     ----   -----
Costs and expenses
  Production costs                                43.6     34.3      35.7       7.0       -     120.6     34.5   155.1
  Exploration costs charged to expense            16.6     13.8       3.5         -    21.2      55.1        -    55.1
  Undeveloped lease amortization                   6.7      3.8         -         -       -      10.5        -    10.5
  Depreciation, depletion and amortization        66.0     37.8      42.9      10.2       -     156.9      6.2   163.1
  Impairment of long-lived assets                 29.9     10.1      24.3         -    15.1      79.4        -    79.4
  Cancellation of a drilling rig contract            -      7.2         -         -       -       7.2        -     7.2
  Selling and general expenses                    15.7      6.0       3.6        .1     1.4      26.8       .1    26.9
                                                ------    -----     -----      ----   -----     -----     ----   -----
      Total costs and expenses                   178.5    113.0     110.0      17.3    37.7     456.5     40.8   497.3
                                                ------    -----     -----      ----   -----     -----     ----   -----
                                                    .6    (30.9)    (14.9)      4.0   (35.0)    (76.2)    12.1   (64.1)
Income tax expense (benefit)                       (.1)   (15.2)     (1.6)      (.8)     .1     (17.6)     3.9   (13.7)
                                                ------    -----     -----      ----   -----     -----     ----   -----
      Results of operations/2/                  $   .7    (15.7)    (13.3)      4.8   (35.1)    (58.6)     8.2   (50.4)
                                                ======    =====     =====      ====   =====     =====     ====   =====

/1/Includes a gain of $3.3 from recovery on a 1996 contract modification in
   Ecuador.
/2/Excludes corporate overhead and interest.
/3/Includes pretax gains of $4 from settlement of a U.K. long-term sales contract and $2.4 from recovery on a 1996 contract modification in Ecuador.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
         SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

SCHEDULE 4 - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES
            (CONTINUED)


                                                                                                  Synthetic
                                                United           United                              Oil -
(Millions of dollars)                           States  Canada  Kingdom  Ecuador   Other   Subtotal  Canada  Total
YEAR ENDED DECEMBER 31, 1997                    ------  ------  -------  -------   -----   --------  ------  -----
Revenues
  Crude oil and natural gas liquids
    Transfers to consolidated operations        $ 64.1    13.7        -        -       -       77.8    46.8  124.6
    Sales to unaffiliated enterprises             10.8    57.9     95.3     34.7       -      198.7    21.1  219.8
  Natural gas
    Sales to unaffiliated enterprises            196.7    22.1     12.2        -       -      231.0       -  231.0
                                                ------   -----    -----     ----   -----      -----    ----  -----
       Total oil and gas revenues                271.6    93.7    107.5     34.7       -      507.5    67.9  575.4
  Other operating revenues/1/                      3.2    24.0     14.1      1.3     2.5       45.1       -   45.1
                                                ------   -----    -----     ----   -----      -----    ----  -----
       Total revenues                            274.8   117.7    121.6     36.0     2.5      552.6    67.9  620.5
                                                ------   -----    -----     ----   -----      -----    ----  -----
Costs and expenses
   Production costs                               43.5    39.2     32.5     11.0       -      126.2    38.6  164.8
   Exploration costs charged to expense           44.5    11.7     10.9        -    17.2       84.3       -   84.3
   Undeveloped lease amortization                  6.7     3.6       .1        -      .1       10.5       -   10.5
   Depreciation, depletion and amortization       79.4    31.4     43.7     11.4       -      165.9     6.5  172.4
   Impairment of long-lived assets                 7.7    20.4        -        -       -       28.1       -   28.1
   Selling and general expenses                   14.3     5.2      2.7       .2     1.4       23.8      .1   23.9
                                                ------   -----    -----     ----   -----      -----    ----  -----
       Total costs and expenses                  196.1   111.5     89.9     22.6    18.7      438.8    45.2  484.0
                                                ------   -----    -----     ----   -----      -----    ----  -----
                                                  78.7     6.2     31.7     13.4   (16.2)     113.8    22.7  136.5
Income tax expense (benefit)                      27.2     1.4     15.4     (1.1)     .1       43.0     8.4   51.4
                                                ------   -----    -----     ----   -----      -----    ----  -----
       Results of operations/2/                 $ 51.5     4.8     16.3     14.5   (16.3)      70.8    14.3   85.1
                                                ======   =====    =====     ====   =====      =====    ====  =====

/1/Includes pretax gains of $20.7 from sale of Canadian properties and $1.6 from recovery on a 1996 contract modification in Ecuador.
/2/Excludes corporate overhead and interest.


SCHEDULE 5 - CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                                                                                               Synthetic
                                                   United                 United                                   Oil -
(Millions of dollars)                              States      Canada    Kingdom   Ecuador    Other    Subtotal   Canada     Total
                                                 ---------   ---------   -------   -------   -------   --------   ------   --------
DECEMBER 31, 1999
Unproved oil and gas properties                  $    91.5        37.7        .3         -       3.5      133.0        -      133.0
Proved oil and gas properties                      1,453.7       902.6     841.5     206.6         -    3,404.4    176.7    3,581.1
                                                 ---------    --------    ------    ------   -------   --------   ------   --------
      Gross capitalized costs                      1,545.2       940.3     841.8     206.6       3.5    3,537.4    176.7    3,714.1
Accumulated depreciation,
 depletion and amortization
   Unproved oil and gas properties                   (34.4)      (22.1)      (.3)        -      (3.5)     (60.3)       -      (60.3)
   Proved oil and gas properties/1/               (1,182.0)     (370.0)   (609.1)   (153.1)        -   (2,314.2)   (31.2)  (2,345.4)
                                                 ---------    --------    ------    ------   -------   --------   ------   --------
      Net capitalized costs                      $   328.8       548.2/2/  232.4      53.5         -    1,162.9    145.5    1,308.4
                                                 =========    ========    ======    ======   =======   ========   ======   ========

DECEMBER 31, 1998
Unproved oil and gas properties                  $   102.4        31.8       1.3         -      20.3      155.8        -      155.8
Proved oil and gas properties                      1,536.1       755.5     836.0     199.5         -    3,327.1    140.8    3,467.9
                                                 ---------    --------    ------    ------   -------   --------   ------   --------
      Gross capitalized costs                      1,638.5       787.3     837.3     199.5      20.3    3,482.9    140.8    3,623.7
Accumulated depreciation,
 depletion and amortization
   Unproved oil and gas properties                   (50.7)      (18.2)     (1.0)        -     (19.1)     (89.0)       -      (89.0)
   Proved oil and gas properties/1/               (1,250.4)     (317.8)   (585.6)   (145.1)        -   (2,298.9)   (23.1)  (2,322.0)
                                                 ---------    --------    ------    ------   -------   --------   ------   --------
Net capitalized costs                            $   337.4       451.3/2/  250.7      54.4       1.2    1,095.0    117.7    1,212.7
                                                 =========    ========    ======    ======   =======   ========   ======   ========

/1/Does not include reserve for dismantlement costs of $158.4 in 1999 and $154.7 in 1998.
/2/Includes net costs of $365.2 in 1999 and $276.3 in 1998 related to the Hibernia and Terra Nova oil fields.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
         SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

SCHEDULE 6 - STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING
             TO PROVED OIL AND GAS RESERVES

                                                                United                 United
(Millions of dollars)                                           States      Canada*   Kingdom    Ecuador      Total
DECEMBER 31, 1999                                               ------      -------   -------    -------      -----
Future cash inflows                                           $1,745.5      1,417.9   1,426.4      645.3    5,235.1
Future development costs                                        (210.6)       (90.1)    (66.0)     (48.1)    (414.8)
Future production and abandonment costs                         (409.9)      (339.3)   (417.4)    (184.5)  (1,351.1)
Future income taxes                                             (356.4)      (202.8)   (315.9)    (115.9)    (991.0)
                                                              --------      -------   -------    -------   --------
   Future net cash flows                                         768.6        785.7     627.1      296.8    2,478.2
10% annual discount for estimated timing of
 cash flows                                                     (271.3)      (230.6)   (205.5)    (119.8)    (827.2)
                                                              --------      -------   -------    -------   --------
   Standardized measure of discounted future
     net cash flows                                           $  497.3        555.1     421.6      177.0    1,651.0
                                                              ========      =======   =======    =======   ========

DECEMBER 31, 1998
Future cash inflows                                           $1,120.5        647.6     667.2      167.2    2,602.5
Future development costs                                        (182.7)      (177.5)    (64.6)     (14.9)    (439.7)
Future production and abandonment costs                         (361.1)      (269.9)   (372.6)     (93.9)  (1,097.5)
Future income taxes                                             (139.0)       (28.3)    (23.6)       (.6)    (191.5)
                                                              --------      -------   -------    -------   --------
   Future net cash flows                                         437.7        171.9     206.4       57.8      873.8
10% annual discount for estimated timing of
 cash flows                                                     (138.1)       (74.3)    (56.4)     (23.1)    (291.9)
                                                              --------      -------   -------    -------   --------
   Standardized measure of discounted future
     net cash flows                                           $  299.6         97.6     150.0       34.7      581.9
                                                              ========      =======   =======    =======   ========

*Excludes future net cash flows from synthetic oil of $410.2 at December 31, 1999 and $64.1 at December 31, 1998.


Following are the principal sources of change in the standardized measure of discounted future net cash flows for the years shown.

(Millions of dollars)                                                     1999      1998      1997
                                                                        --------   ------   --------
Net changes in prices, production costs and development costs           $1,188.2   (894.8)  (1,437.3)
Sales and transfers of oil and gas produced, net of production costs      (317.9)  (132.3)    (230.8)
Net change due to extensions and discoveries                               250.0    125.4      278.6
Net change due to purchases and sales of proved reserves                    (2.0)     4.5       17.4
Development costs incurred                                                 163.4    165.4      214.2
Accretion of discount                                                       71.9    129.0      217.6
Revisions of previous quantity estimates                                   220.7     30.7       55.0
Net change in income taxes                                                (505.2)   191.0      327.3
                                                                        --------   ------   --------
    Net increase (decrease)                                              1,069.1   (381.1)    (558.0)
Standardized measure at January 1                                          581.9    963.0    1,521.0
                                                                        --------   ------   --------
    Standardized measure at December 31                                 $1,651.0    581.9      963.0
                                                                        ========   ======   ========

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

                                                    First     Second    Third     Fourth
(Millions of dollars except per share amounts)     Quarter   Quarter   Quarter   Quarter     Year
                                                  --------   --------  --------  -------   -------
YEAR ENDED DECEMBER 31, 1999/1/
Sales and other operating revenues                $  302.9      449.9     632.4    651.6   2,036.8
Income (loss) before income taxes                    (11.2)      28.2      80.5     81.0     178.5
Net income (loss)                                     (6.7)      15.7      51.2     59.5     119.7
Net income (loss) per Common share - basic            (.15)       .35      1.14     1.32      2.66
Net income (loss) per Common share - diluted          (.15)       .35      1.14     1.32      2.66
Cash dividends per Common share                        .35        .35       .35      .35      1.40
Market Price of Common Stock/2/
  High                                              42 5/8   50 15/16   54 5/8    61 9/16   61 9/16
  Low                                               32 7/8   41 3/8     47 11/16  51 1/4    32 7/8

YEAR ENDED DECEMBER 31, 1998/1/
Sales and other operating revenues                $  439.8      447.8     432.2    374.7   1,694.5
Income (loss) before income taxes                     24.8       36.9      15.4    (85.4)     (8.3)
Net income (loss)                                     15.5       22.2       9.0    (61.1)    (14.4)
Net income (loss) per Common share - basic             .35        .49       .20    (1.36)     (.32)
Net income (loss) per Common share - diluted           .35        .49       .20    (1.36)     (.32)
Cash dividends per Common share                        .35        .35       .35      .35      1.40
Market Price of Common Stock/2/
  High                                              54 7/16  53 11/16   51 15/16  42 5/16   54 7/16
  Low                                               47 7/16  48 1/8     34 1/2    36 3/16   34 1/2

/1/The effect of special gains (losses) on quarterly net income are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 and 13 of this Form 10-K report. Quarterly totals, in millions of dollars, and the effect per Common share of these special items are shown in the following table.

                                    First    Second    Third    Fourth
                                   Quarter   Quarter  Quarter  Quarter    Year
     1999
     ----
     Quarterly totals                $(1.0)        -      6.3     14.4    19.7
     Per Common share - basic         (.02)        -      .14      .32     .44
     Per Common share - diluted       (.02)        -      .14      .32     .44

     1998
     ----
     Quarterly totals                $   -       4.2        -    (62.1)  (57.9)
     Per Common share - basic            -       .09        -    (1.38)  (1.29)
     Per Common share - diluted          -       .09        -    (1.38)  (1.29)

/2/Prices are as quoted on the New York Stock Exchange.