Form 10-Q
period 2000-03-31
MURPHY OIL CORP /DE
filed 2000-05-03
CIK 717423

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

     (Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2000

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

                                     [X] Yes       [ ]No

Number of shares of Common Stock, $1.00 par value, outstanding at March 31, 2000, was 45,012,217.

=================================================================

PART I  FINANCIAL INFORMATION

           Murphy Oil Corporation and Consolidated Subsidiaries
                        CONSOLIDATED BALANCE SHEETS
                          (Thousands of dollars)

                                                 (unaudited)
                                                   March 31,  December 31,
                                                    2000          1999
                                                  ---------   -----------
ASSETS
Current assets
  Cash and cash equivalents                     $    54,246        34,132
  Accounts receivable, less allowance for
   doubtful accounts of $8,506 in 2000 and
   $8,298 in 1999                                   352,100       357,472
  Inventories
    Crude oil and blend stocks                       56,887        61,853
    Finished products                                79,846        50,572
    Materials and supplies                           41,552        39,218
  Prepaid expenses                                   35,504        28,145
  Deferred income taxes                              22,054        21,720
                                                  ---------     ---------
      Total current assets                          642,189       593,112

Property, plant and equipment, at cost less
 accumulated depreciation, depletion and
 amortization of $3,045,355 in 2000 and
 $3,007,578 in 1999                               1,810,447     1,782,741
Deferred charges and other assets                    67,624        69,655
                                                  ---------     ---------
      Total assets                              $ 2,520,260     2,445,508
                                                  =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt          $        71            71
  Accounts payable and accrued liabilities          491,958       449,269
  Income taxes                                       43,176        38,295
                                                  ---------     ---------
      Total current liabilities                     535,205       487,635

Notes payable                                       248,546       248,569
Nonrecourse debt of a subsidiary                    144,323       144,595
Deferred income taxes                               156,698       154,109
Reserve for dismantlement costs                     158,714       158,377
Reserve for major repairs                            23,078        22,099
Deferred credits and other liabilities              168,369       172,952

Stockholders' equity
  Cumulative Preferred Stock, par $100,
   authorized 400,000 shares, none issued                 -             -
  Common Stock, par $1.00, authorized 80,000,000
   shares, issued 48,775,314 shares                  48,775        48,775
  Capital in excess of par value                    512,953       512,488
  Retained earnings                                 633,635       601,956
  Accumulated other comprehensive loss - foreign
   currency translation                              (9,630)       (4,984)
  Unamortized restricted stock awards                (2,042)       (2,328)
  Treasury stock, 3,763,097 shares of Common
   Stock in 2000, 3,777,319 shares in 1999,
   at cost                                          (98,364)      (98,735)
                                                  ---------     ---------
      Total stockholders' equity                  1,085,327     1,057,172
                                                  ---------     ---------
      Total liabilities and
       stockholders' equity                     $ 2,520,260     2,445,508
                                                  =========     =========

See Notes to Consolidated Financial Statements, page 4.

The Exhibit Index is on page 12.

            Murphy Oil Corporation and Consolidated Subsidiaries
                CONSOLIDATED STATEMENTS OF INCOME (unaudited)
              (Thousands of dollars, except per share amounts)

                                                 Three Months Ended
                                                      March 31,
                                                 -------------------
                                                   2000        1999
                                                 -------     -------
REVENUES
Crude oil and natural gas sales                $ 145,414      84,063
Petroleum product sales                          569,431     205,147
Other operating revenues                          12,612      13,669
Interest and other nonoperating revenues           1,209       1,387
                                                 -------     -------
  Total revenues                                 728,666     304,266
                                                 -------     -------

COSTS AND EXPENSES
Crude oil, products and related
 operating expenses                              534,581     220,015
Exploration expenses, including undeveloped
 lease amortization                               47,858      26,339
Selling and general expenses                      17,860      16,526
Depreciation, depletion and amortization          52,849      46,595
Provision for reduction in force                       -       1,513
Interest expense                                   6,793       5,616
Interest capitalized                              (3,198)     (1,145)
                                                 -------     -------
  Total costs and expenses                       656,743     315,459
                                                 -------     -------

Income (loss) before income taxes                 71,923     (11,193)
Federal and state income tax expense (benefit)    (4,775)     (3,006)
Foreign income tax expense (benefit)              29,265      (1,489)
                                                 -------     -------

NET INCOME (LOSS)                              $  47,433      (6,698)
                                                 =======     =======

Net income (loss) per Common share - basic     $    1.05        (.15)
                                                 =======     =======

Net income (loss) per Common share - diluted   $    1.05        (.15)
                                                 =======     =======

Cash dividends per Common share                $     .35         .35
                                                 =======     =======

Average Common shares outstanding - basic     45,009,089  44,955,013

Average Common shares outstanding - diluted   45,159,265  44,955,013


            Murphy Oil Corporation and Consolidated Subsidiaries
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
                           (Thousands of dollars)

                                                 Three Months Ended
                                                      March 31,
                                                 -------------------
                                                   2000        1999
                                                 -------     -------
Net income (loss)                              $  47,433      (6,698)
Other comprehensive loss - net loss from
 foreign currency translation                     (4,646)     (2,228)
                                                  ------      ------

COMPREHENSIVE INCOME (LOSS)                    $  42,787      (8,926)
                                                  ======      ======

See Notes to Consolidated Financial Statements, page 4.

             Murphy Oil Corporation and Consolidated Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (Thousands of dollars)

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                          2000       1999
                                                        -------    -------
OPERATING ACTIVITIES
Net income(loss)                                      $  47,433     (6,698)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities
  Depreciation, depletion and amortization               52,849     46,595
  Provisions for major repairs                            5,593      2,416
  Expenditures for major repairs and dismantlement
   costs                                                 (5,654)   (28,316)
  Exploratory expenditures charged against income        44,863     23,720
  Amortization of undeveloped leases                      2,995      2,619
  Deferred and noncurrent income tax charges              3,852      7,820
  Pretax gains from disposition of assets                  (541)       (61)
  Other - net                                               495      3,311
                                                        -------    -------
                                                        151,885     51,406
  Net (increase) decrease in operating working
   capital other than cash and cash equivalents          18,607    (57,362)
  Other adjustments related to operating activities      (1,912)    (3,471)
                                                        -------    -------
     Net cash provided (required) by operating
      activities                                        168,580     (9,427)
                                                        -------    -------

INVESTING ACTIVITIES
Capital expenditures requiring cash                    (135,842)   (94,165)
Proceeds from sale of property, plant and equipment       4,360        984
Other investing activities - net                            (10)      (593)
                                                        -------    -------
     Net cash required by investing activities         (131,492)   (93,774)
                                                        -------    -------

FINANCING ACTIVITIES
Increase (decrease) in notes payable                        (23)   111,382
Decrease in nonrecourse debt of a subsidiary               (272)    (4,888)
Cash dividends paid                                     (15,754)   (15,734)
Other financing activities - net                            163        226
                                                        -------    -------
     Net cash provided (required) by
      financing activities                              (15,886)    90,986
                                                        -------    -------

Effect of exchange rate changes on cash and
 cash equivalents                                        (1,088)      (544)
                                                        -------    -------

Net increase (decrease) in cash and cash equivalents     20,114    (12,759)
Cash and cash equivalents at January 1                   34,132     28,271
                                                        -------    -------

Cash and cash equivalents at March 31                 $  54,246     15,512
                                                        =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid (refunded)                     $  14,220     (3,821)

Interest paid, net of amounts capitalized                  (649)     3,004

See Notes to Consolidated Financial Statements, page 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 3 of this Form 10-Q report.

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 1999. In the opinion of Murphy's management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company's financial position at March 31, 2000, and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company's 1999 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three months ended March 31, 2000 are not necessarily indicative of future results.

NOTE B - ENVIRONMENTAL CONTINGENCIES

The Company's operations are subject to numerous laws and regulations intended to protect the environment and/or impose remedial obligations.
The Company is also involved in personal injury and property damage claims, allegedly caused by exposure to or by the release or disposal of materials manufactured or used in the Company's operations. The Company operates or has previously operated certain sites and facilities, including refineries, oil and gas fields, gasoline stations, and terminals, for which known or potential obligations for environmental remediation exist.

Under the Company's accounting policies, an environmental liability is recorded when an obligation is probable and the cost can be reasonably estimated. If there is a range of reasonably estimated costs, the most likely amount will be recorded, or if no amount is most likely, the minimum of the range is used. Recorded liabilities are reviewed quarterly. Actual cash expenditures often occur one or more years after a liability is recognized.

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

Following a 1998 compliance inspection of the Superior, Wisconsin refinery, the EPA gave the Company notices of violation of environmental laws. Although the penalty amounts were not listed, the statutes involved provide for rates of up to $27,500 per day of violation. The EPA has referred the matter to the U.S. Department of Justice for enforcement. The Superior refinery also received a notice of violation from the Wisconsin Department of Natural Resources for alleged failure to meet new source performance emission standards for the sulfur plant at the refinery. This item has been referred to the Wisconsin Department of Justice for enforcement. The Company believes it has valid defenses to these allegations and plans vigorous defenses. While the enforcement actions are in their preliminary stages and no assurance can be given, the Company does not believe that these or other known environmental matters will have a material adverse effect on its financial condition. There is the possibility that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE B - ENVIRONMENTAL CONTINGENCIES (CONTD.)

expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. Such expenditures could materially affect the results of operations in a future period.

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recognized a benefit for likely recoveries at March 31, 2000.

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

The Company and its subsidiaries are engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business and none of which is considered material. In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 2000, the Company had contingent liabilities of $52.9 million on outstanding letters of credit and $68.4 million under certain financial guarantees.

NOTE D - DERIVATIVE INSTRUMENTS

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

The Company periodically uses crude oil swap agreements to reduce a portion of the financial exposure of its U.S. refineries to crude oil price movements. Unrealized gains or losses on such swap contracts are generally deferred and recognized in connection with the associated crude oil purchase. If conditions indicate that the market price of finished products would not allow for recovery of the costs of the finished products, including any unrealized loss on the crude oil swap, a liability will be provided for the nonrecoverable portion of the unrealized swap loss. The Company records the pretax contract results in "Crude Oil, Products and Related Operating Expenses" in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE D - DERIVATIVE INSTRUMENTS (CONTD.)

The Company periodically uses natural gas swap agreements to reduce a portion of the financial exposure of its Meraux, Louisiana refinery to fluctuations in the price of future natural gas fuel purchases. Unrealized gains or losses on such swap contracts are deferred and recognized in connection with the associated fuel purchases. The Company records the pretax contract results in "Crude Oil, Products and Related Operating Expenses" in the Consolidated Statements of Income.

NOTE E - EARNINGS PER SHARE

Net income (loss) was used as the numerator in computing both basic and diluted income (loss) per Common share for the three months ended March 31, 2000 and 1999. The following table reconciles the weighted-average shares outstanding used for these computations.

  -------------------------------------------------------------------
  Reconciliation of Shares Outstanding             Three Months Ended
                                                             March 31,
  -------------------------------------------------------------------
  (Weighted-average shares)                          2000        1999
  -------------------------------------------------------------------
  Basic method . . . . . . . . . . . . . . .   45,009,089  44,955,013
  Dilutive stock options . . . . . . . . . .      150,176           -
  -------------------------------------------------------------------
    Diluted method                             45,159,265  44,955,013
  ===================================================================

The computations of earnings per share in the Consolidated Statements of Income did not consider outstanding options at the end of the periods of 543,000 shares in 2000 and 1,371,839 shares in 1999 because the effects of these options would have improved the Company's earnings per share. Average exercise prices per share of the options not used were $58.59 and $45.69, respectively.

NOTE F - PROVISION FOR REDUCTION IN FORCE

In early 1999, the Company offered enhanced voluntary retirement benefits to eligible exploration, production and administrative employees in its New Orleans and Calgary offices and severed certain other employees at these locations. The voluntary retirements and severances reduced the Company's work force by 31 employees, and a "Provision for Reduction in Force" of $1.5 million was recorded in the Consolidated Statement of Income for the three months ended March 31, 1999. The provision included additional deferred benefit plan expense of $1 million and severance and other costs of $.5 million, the latter of which was essentially all paid during 1999.

NOTE G - BUSINESS SEGMENTS

                                           Three Mos. Ended March 31, 2000
                           Total Assets    -------------------------------
                            at March 31,     External    Interseg.  Income
(Millions of dollars)              2000      Revenues     Revenues  (Loss)
--------------------------------------------------------------------------
Exploration and production*
  United States               $   397.7          36.9         18.5    (6.1)
  Canada                          764.4          50.2         29.8    25.4
  United Kingdom                  285.2          46.0         11.6    22.4
  Ecuador                          62.4          13.6            -     9.1
  Other                            11.0            .7            -    (1.5)
--------------------------------------------------------------------------
     Total                      1,520.7         147.4         59.9    49.3
--------------------------------------------------------------------------
Refining, marketing and
 transportation
  United States                   567.4         474.6           .7    (1.6)
  United Kingdom                  204.6          98.7            -     4.9
  Canada                           92.6           6.8           .1     1.5
--------------------------------------------------------------------------
     Total                        864.6         580.1           .8     4.8
--------------------------------------------------------------------------
     Total operating segments   2,385.3         727.5         60.7    54.1
Corporate and other               135.0           1.2            -    (6.7)
--------------------------------------------------------------------------
     Total consolidated       $ 2,520.3         728.7         60.7    47.4
==========================================================================

                                           Three Mos. Ended March 31, 1999
                                           -------------------------------
                                             External    Interseg.  Income
(Millions of dollars)                        Revenues     Revenues  (Loss)
--------------------------------------------------------------------------
Exploration and production*
  United States                               $  32.9          7.4    (4.7)
  Canada                                         26.7          8.3      .2
  United Kingdom                                 23.1            -     1.5
  Ecuador                                         4.7            -     1.0
  Other                                            .6            -    (1.2)
--------------------------------------------------------------------------
     Total                                       88.0         15.7    (3.2)
--------------------------------------------------------------------------
Refining, marketing and
 transportation
  United States                                 162.6          1.0       -
  United Kingdom                                 45.9            -     1.3
  Canada                                          6.4           .1     1.6
--------------------------------------------------------------------------
     Total                                      214.9          1.1     2.9
--------------------------------------------------------------------------
     Total operating segments                   302.9         16.8     (.3)
Corporate and other                               1.4            -    (6.4)
--------------------------------------------------------------------------
     Total consolidated                       $ 304.3         16.8    (6.7)
==========================================================================

*Additional details about results of operations are presented in the tables on page 10.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

Murphy's net income in the first quarter of 2000 totaled $47.4 million, $1.05 a share, compared to a loss before special items of $5.7 million, $.13 a share, in the first quarter a year ago. The net loss in the first quarter of 1999 totaled $6.7 million, $.15 a share, and included an after-tax charge of $1 million, $.02 a share, for a reduction in force.

Significantly higher crude oil and gas liquids sales prices in the current quarter led to earnings of $49.3 million for the Company's exploration and production operations, which lost $3.2 million in the first quarter of 1999. This earnings improvement occurred despite the effect of unusually high exploration expenses in the current period, primarily caused by three significant dry holes in the Gulf of Mexico that collectively reduced net income by $21.6 million. Improved results also occurred in Murphy's refining, marketing and transportation operations, which generated earnings of $4.8 million in the first quarter of 2000, an increase of $1.9 million from the same period in 1999.

Exploration and production operations in the United States reported a loss of $6.1 million compared to a loss of $4.7 million in the first quarter of 1999. Operations in Canada earned $25.4 million compared to $.2 million a year ago, and U.K. operations earned $22.4 million in the current quarter, up from $1.5 million. Operations in Ecuador earned $9.1 million in the first quarter of 2000 compared to $1 million a year ago. Other international operations reported a loss of $1.5 million compared to a $1.2 million loss a year earlier. The Company's crude oil and condensate prices averaged $25.29 a barrel in the current quarter, an increase of 139% from the average of $10.57 in the similar period in 1999. Crude oil and condensate prices averaged $28.88 a barrel in the United States and $26.67 in the United Kingdom, increases of 147% and 144%, respectively. In Canada, sales prices averaged $26.38 a barrel for light oil, up 133%; $19.71 for heavy oil, up 139%; $25.43 for oil from the offshore Hibernia field, up 105%; and $28.30 for synthetic oil, up 124%. The average sales price in Ecuador almost tripled to $21.11 a barrel. Total crude oil and gas liquids production averaged 67,247 barrels a day in the first three months of 2000 compared to 63,555 barrels a day a year earlier. The 6% increase was primarily due an increase of 5,531 barrels a day or 139% at the Hibernia field. Crude oil production also increased 2,255 barrels a day or 11% in the United Kingdom, but decreased 2,725 or 25% for Canadian synthetic oil and 865 or 10% in the United States. Natural gas sales prices in the United States averaged $2.55 a thousand cubic feet (MCF) in the current quarter, up 39% compared to $1.84 a year ago. Natural gas sales prices in Canada averaged $2.06 an MCF, an increase of 33%. Total natural gas sales averaged 229 million cubic feet a day compared to 251 million a year ago. The decrease in sales volume was primarily due to lower production from maturing fields in the Gulf of Mexico. Sales of natural gas in the United States averaged 154 million cubic feet a day, down from 177 million in the first quarter of 1999. Canadian natural gas sales averaged 55 million cubic feet a day in the current quarter, up 2%. Exploration expenses totaled $47.9 million in the current quarter compared to $26.3 million a year ago; the increase was mainly due to the aforementioned U.S. dry holes. The tables on page 10 provide additional details of the results of exploration and production operations for the first quarter of each year.

Refining, marketing and transportation operations in the United States lost $1.6 million during the first quarter of 2000 compared to breaking even a year ago; U.S. margins on sales of refined products were under pressure throughout most of the current quarter. Operations in the United Kingdom earned $4.9 million in the current quarter compared to $1.3 million in the first quarter of 1999. Earnings from purchasing, transporting and reselling crude oil in Canada were $1.5 million in the current quarter compared to $1.6 million in the first quarter of 1999. Refinery crude runs were 161,966 barrels a day in the first quarter of 2000 compared to 91,213 in 1999, and refined product sales were 166,934 barrels a day in 2000, up from 117,398 a year ago. Crude runs and product sales in 1999 were both adversely affected by a plant-wide turnaround at the Company's Meraux, Louisiana refinery.

Corporate activities, which include interest income and expense and overhead not allocated to operating functions, reflected a loss of $6.7 million in the current quarter compared to a loss of $5.4 million before special items in the first quarter of 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

FINANCIAL CONDITION

Net cash provided by operating activities was $168.6 million for the first three months of 2000 compared to $9.4 million of cash required during the same period in 1999. Changes in operating working capital other than cash and cash equivalents provided cash of $18.6 million in the first quarter of 2000, while requiring cash of $57.4 million in the 1999 period. Cash from operating activities was reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $5.7 million in the current quarter compared to $28.3 million, including $26.1 million for the Meraux refinery turnaround, in the 1999 quarter.

Other predominant uses of cash in both years were for capital expenditures, which, including amounts expensed, are summarized in the following table, and for dividends, which totaled $15.8 million in 2000 and $15.7 million in 1999.

   -------------------------------------------------------------------
   Capital Expenditures                    Three Months Ended March 31,
   -------------------------------------------------------------------
   (Millions of dollars)                              2000        1999
   -------------------------------------------------------------------
   Exploration and production . . . . . . . . .    $ 114.6        81.4
   Refining, marketing and transportation . . .       20.3        12.5
   Corporate and other  . . . . . . . . . . . .         .9          .3
   -------------------------------------------------------------------
                                                   $ 135.8        94.2
   ===================================================================

Working capital at March 31, 2000 was $107 million, up $1.5 million from December 31, 1999. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under last-in first-out accounting were $134.2 million below current costs at March 31, 2000.

At March 31, 2000, notes payable of $248.6 million were unchanged from December 31, 1999. Long-term nonrecourse debt of a subsidiary was $144.3 million, down slightly from December 31, 1999 due to changes in foreign currency exchange rates. A summary of capital employed at March 31, 2000 and December 31, 1999 follows.

   -------------------------------------------------------------------
   Capital Employed                   March 31, 2000     Dec. 31, 1999
   -------------------------------------------------------------------
   (Millions of dollars)              Amount       %     Amount      %
   -------------------------------------------------------------------
   Notes payable . . . . . . . .   $   248.6      17      248.6     17
   Nonrecourse debt of a
    subsidiary . . . . . . . . .       144.3      10      144.6     10
   Stockholders' equity  . . . .     1,085.3      73    1,057.2     73
   -------------------------------------------------------------------
                                   $ 1,478.2     100    1,450.4    100
   ===================================================================

NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," in 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2001, Murphy must recognize the fair value of all derivative instruments as either assets or liabilities in its Consolidated Balance Sheet. A derivative instrument meeting certain conditions may be designated as a hedge of a specific exposure; accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in either net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. As described under Note D on page 5 of this Form 10-Q report, the Company makes limited use of derivative instruments to hedge specific market risks. The Company has not yet determined the effects that SFAS No. 133 will have on its future consolidated financial statements or the amount of the cumulative adjustment that will be made upon adopting this new standard.

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

At March 31, 2000, the Company had interest rate swap agreements with notional amounts totaling $100 million that were designed to convert a similar amount of variable-rate debt to fixed rates. These swaps mature in 2002 and 2004. The swaps require the Company to pay an average interest rate of 6.46% over their composite lives, and at March 31, 2000, the interest rate to be received by the Company averaged 6.08%. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge against potentially higher future interest rates. The estimated fair value of these interest rate swaps was a gain of $1 million at March 31, 2000.

At March 31, 2000, the Company's long-term debt included $112 million with variable interest rates and $74.9 million denominated in Canadian dollars. Based on debt outstanding at March 31, 2000, a 10% increase in variable interest rates would not change the Company's interest expense for the next 12 months after a $.6 million favorable effect resulting from lower net settlement payments under the aforementioned interest rate swaps. A 10% increase in the exchange rate of the Canadian dollar vs. the U.S. dollar would increase interest expense over the next 12 months by $.3 million on debt denominated in Canadian dollars.

At March 31, 2000, the Company was a party to crude oil swap agreements for a total notional volume of 2.3 million barrels that reduced a portion of the financial exposure of Murphy's U.S. refineries to crude oil price movements in 2001 and 2002. Under each swap agreement, Murphy pays a fixed crude oil price and receives the average of the near-month NYMEX West Texas Intermediate crude oil prices during the agreement's contractual maturity period. In April 2000, Murphy settled contracts for 1.7 million barrels, receiving cash of $5.8 million from the counterparties, and entered into counter contracts to offset the remaining swap agreements, locking in a future net cash settlement of $1.7 million. These settlement gains will be deferred and recognized as a reduction of costs of crude oil purchases in 2001 and 2002.

At March 31, 2000, Murphy was also a party to natural gas price swap agreements for a total notional volume of 7 million MMBTU that are intended to reduce a portion of the financial exposure of its Meraux, Louisiana refinery to fluctuations in the price of natural gas purchased for fuel. The agreements are to be settled equally over the 12 months of 2004. In each month of settlement, the swaps require Murphy to pay an average natural gas price of $2.61 an MMBTU and to receive the average NYMEX Henry Hub price for the final three trading days of the month. At March 31, 2000, the estimated fair value of these agreements was a gain of $.9 million; a 10% fluctuation in the average NYMEX Henry Hub price of natural gas would have changed the estimated fair value of these swaps by $1.4 million.

OIL AND GAS OPERATING RESULTS (UNAUDITED)

--------------------------------------------------------------------------
                                        United             Synthetic
                         United           King-  Ecua-        Oil -
Millions of dollars)     States  Canada    dom    dor  Other Canada  Total
--------------------------------------------------------------------------
<s >
THREE MONTHS ENDED
 MARCH 31, 2000
Oil and gas sales and
 other operating
 revenues . . . . . . .  $ 55.4    58.6   57.6   13.6     .7   21.4  207.3
Production costs            8.8    10.7    7.8    2.5      -    8.3   38.1
Depreciation, depletion
 and amortization . . .    14.1    12.7   12.0    2.0     .1    1.8   42.7
Exploration expenses
  Dry hole costs  . . .    33.7     2.9      -      -      -      -   36.6
  Geological and
   geophysical costs. .     3.5     2.6     .1      -     .3      -    6.5
  Other costs . . . . .      .3      .2     .2      -    1.1      -    1.8
--------------------------------------------------------------------------
                           37.5     5.7     .3      -    1.4      -   44.9
  Undeveloped lease
   amortization . . . .     1.8     1.2      -      -      -      -    3.0
--------------------------------------------------------------------------
    Total exploration
     expenses              39.3     6.9     .3      -    1.4      -   47.9
--------------------------------------------------------------------------
Selling and general
 expenses . . . . . . .     3.0     1.3     .8      -     .6      -    5.7
Income tax expenses
 (benefits) . . . . . .    (3.7)    9.0   14.3      -     .1    3.9   23.6
--------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)  $ (6.1)   18.0   22.4    9.1   (1.5)   7.4   49.3
==========================================================================

THREE MONTHS ENDED
 MARCH 31, 1999
Oil and gas sales and
 other operating
 revenues . . . . . . .  $ 40.3    22.5   23.1    4.7     .6   12.5  103.7
Production costs  . . .     9.6     8.7    9.6    1.6      -    8.7   38.2
Depreciation, depletion
 and amortization . . .    15.7     8.9   11.0    2.1      -    1.7   39.4
Exploration expenses
  Dry hole costs  . . .    13.0     2.0      -      -      -      -   15.0
  Geological and
   geophysical costs. .     3.5     2.5     .3      -     .7      -    7.0
  Other costs . . . . .      .4      .2     .3      -     .7      -    1.6
--------------------------------------------------------------------------
                           16.9     4.7     .6      -    1.4      -   23.6
  Undeveloped lease
   amortization . . . .     1.8      .9      -      -      -      -    2.7
--------------------------------------------------------------------------
    Total exploration
     expenses              18.7     5.6     .6      -    1.4      -   26.3
--------------------------------------------------------------------------
Selling and general
 expenses . . . . . . .     4.1     1.5     .8      -     .3      -    6.7
Income tax expenses
 (benefits) . . . . . .    (3.1)   (1.0)   (.4)     -     .1     .7   (3.7)
--------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)  $ (4.7)   (1.2)   1.5    1.0   (1.2)   1.4   (3.2)
==========================================================================

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

     (b) No reports on Form 8-K were filed for the quarter ended March 31, 2000.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MURPHY OIL CORPORATION
                                        (Registrant)

                                   By /s/ JOHN W. ECKART
                                      ----------------------------------
                                      John W. Eckart, Controller
                                      (Chief Accounting Officer and Duly
                                        Authorized Officer)

May 3, 2000
  (Date)

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

  3.2   By-Laws of Murphy Oil Corporation    Exhibit 3.2 of Murphy's Form
        as amended December 1, 1999          10-K report for the year ended
                                             December 31, 1999

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

  4.1   Credit Agreement among Murphy        Exhibit 4.1 of Murphy Form
        Oil Corporation and certain          10-K report for the year ended
        subsidiaries and the Chase           December 31, 1997
        Manhattan Bank et al as of
        November 13, 1997

  4.2   Form of Indenture and Form of        Exhibits 4.1 and 4.2 of
        Supplemental Indenture               Murphy's Form 8-K report filed
        between Murphy Oil Corporation       April 29, 1999 under the
        and SunTrust Bank, Nashville,        Securities Exchange Act of
        N.A., as Trustee                     1934

  4.3   Rights Agreement dated as of         Exhibit 4.3 of Murphy's Form
        December 6, 1989 between             10-K report for the year ended
        Murphy Oil Corporation and           December 31, 1999
        Harris Trust Company of
        New York, as Rights Agent

  4.4   Amendment No. 1 dated as of          Exhibit 3 of Murphy's Form
        April 6, 1998 to Rights              8-A/A, Amendment No. 1, filed
        Agreement dated as of                April 14, 1998 under the
        December 6, 1989 between             Securities Exchange Act of
        Murphy Oil Corporation and           1934
        Harris Trust Company of
        New York, as Rights Agent

  4.5   Amendment No. 2 dated as of          Exhibit 4 of Murphy's Form
        April 15, 1999 to Rights             8-A/A, Amendment No. 2, filed
        Agreement dated as of                April 19, 1999 under the
        December 6, 1989 between             Securities Exchange Act of
        Murphy Oil Corporation and           1934
        Harris Trust Company of
        New York, as Rights Agent

 10.1   1987 Management Incentive Plan       Exhibit 10.1 of Murphy's Form
        as amended February 7,1990           10-K report for the year ended
        retroactive to February 3, 1988      December 31, 1999

 10.2   1992 Stock Incentive Plan as         Exhibit 10.2 of Murphy's Form
        amended May 14, 1997                 10-Q report for the quarterly
                                             period ended June 30, 1997

 10.3   Employee Stock Purchase Plan         Exhibit 99.01 of Murphy's Form
                                             S-8 Registration Statement
                                             filed May 19, 1997 under the
                                             Securities Act of 1933

 27     Financial Data Schedule for          Filed herewith in electronic
        the three months ended               filing
        March 31, 2000

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.