Form 10-Q
period 2000-06-30
MURPHY OIL CORP /DE
filed 2000-08-09
CIK 717423

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

            (Mark one)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended JUNE 30, 2000

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

                                                  [X] Yes       [ ] No

Number of shares of Common Stock, $1.00 par value, outstanding at June 30, 2000, was 45,031,138.

==============================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             Murphy Oil Corporation and Consolidated Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)

                                                   (Unaudited)
                                                     June 30,    December 31,
                                                       2000          1999
                                                    ---------    -----------
ASSETS
Current assets
  Cash and cash equivalents                        $  102,512         34,132
  Accounts receivable, less allowance for
   doubtful accounts of $8,500 in 2000 and
   $8,298 in 1999                                     390,141        357,472
  Inventories
    Crude oil and blend stocks                         90,290         61,853
    Finished products                                  77,218         50,572
    Materials and supplies                             41,342         39,218
  Prepaid expenses                                     35,103         28,145
  Deferred income taxes                                23,079         21,720
                                                    ---------      ---------
      Total current assets                            759,685        593,112

Property, plant and equipment, at cost less
 accumulated depreciation, depletion and
 amortization of $3,046,803 in 2000 and
 $3,007,578 in 1999                                 1,838,758      1,782,741
Deferred charges and other assets                      66,499         69,655
                                                    ---------      ---------

      Total assets                                 $2,664,942      2,445,508
                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt             $       69             71
  Accounts payable and accrued liabilities            529,048        449,269
  Income taxes                                         78,639         38,295
                                                    ---------      ---------
      Total current liabilities                       607,756        487,635

Notes payable                                         258,000        248,569
Nonrecourse debt of a subsidiary                      139,288        144,595
Deferred income taxes                                 167,145        154,109
Reserve for dismantlement costs                       156,161        158,377
Reserve for major repairs                              28,458         22,099
Deferred credits and other liabilities                176,547        172,952

Stockholders' equity
  Cumulative Preferred Stock, par $100,
   authorized 400,000 shares, none issued                   -              -
  Common Stock, par $1.00, authorized 80,000,000
   shares, issued 48,775,314 shares                    48,775         48,775
  Capital in excess of par value                      513,814        512,488
  Retained earnings                                   702,052        601,956
  Accumulated other comprehensive loss - foreign
   currency translation                               (33,201)        (4,984)
  Unamortized restricted stock awards                  (1,984)        (2,328)
  Treasury stock, 3,744,176 shares of Common
   Stock in 2000, 3,777,319 shares in 1999,
   at cost                                            (97,869)       (98,735)
                                                    ---------      ---------
      Total stockholders' equity                    1,131,587      1,057,172
                                                    ---------      ---------
      Total liabilities and stockholders'
       equity                                      $2,664,942      2,445,508
                                                    =========      =========

See Notes to Consolidated Financial Statements, page 4.

The Exhibit Index is on page 15.

            Murphy Oil Corporation and Consolidated Subsidiaries
                CONSOLIDATED STATEMENTS OF INCOME (unaudited)
              (Thousands of dollars, except per share amounts)

                                   Three Months Ended     Six Months Ended
                                        June 30,               June 30,
                                  -------------------   ---------------------
                                    2000        1999       2000         1999
                                  -------     -------   ---------     -------
REVENUES
Crude oil and natural gas sales  $180,007     100,673     325,421     184,736
Petroleum product sales           684,081     340,675   1,253,512     545,822
Other operating revenues            9,951       8,614      22,563      22,283
Interest and other nonoperating
 revenues                           4,357         529       5,566       1,916
                                  -------     -------   ---------     -------
  Total revenues                  878,396     450,491   1,607,062     754,757
                                  -------     -------   ---------     -------

COSTS AND EXPENSES
Crude oil, products and related
 operating expenses               644,194     334,985   1,178,775     555,000
Exploration expenses, including
 undeveloped lease amortization    20,860      13,694      68,718      40,033
Selling and general expenses       20,781      16,902      38,641      33,428
Depreciation, depletion and
 amortization                      50,735      50,445     103,584      97,040
Provision for reduction in force        -           -           -       1,513
Interest expense                    6,779       7,701      13,572      13,317
Interest capitalized               (3,541)     (1,435)     (6,739)     (2,580)
                                  -------     -------   ---------     -------
  Total costs and expenses        739,808     422,292   1,396,551     737,751
                                  -------     -------   ---------     -------

Income before income taxes        138,588      28,199     210,511      17,006
Federal and state income tax
 expense                           19,403       3,120      14,628         114
Foreign income tax expense         35,013       9,359      64,278       7,870
                                  -------     -------   ---------     -------

NET INCOME                       $ 84,172      15,720     131,605       9,022
                                  =======     =======   =========     =======

Net income per Common share -
 basic                           $   1.87         .35        2.92         .20
                                  =======     =======   =========     =======

Net income per Common share -
 diluted                         $   1.86         .35        2.91         .20
                                  =======     =======   =========     =======

Cash dividends per Common
 share                           $    .35         .35         .70         .70
                                  =======     =======   =========     =======

Average Common shares
 outstanding - basic           45,021,888  44,963,681  45,015,956  44,959,429

Average Common shares
 outstanding - diluted         45,255,936  45,035,215  45,203,079  44,981,607

             Murphy Oil Corporation and Consolidated Subsidiaries
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
                            (Thousands of dollars)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   ------------------     -------------------
                                    2000        1999        2000        1999
                                   ------      ------     -------      ------
Net income                       $ 84,172      15,720     131,605       9,022
Other comprehensive
 income (loss) - net
 gain (loss) from
 foreign currency
 translation                      (23,571)      3,335     (28,217)      1,107
                                   ------      ------     -------      ------

COMPREHENSIVE INCOME             $ 60,601      19,055     103,388      10,129
                                   ======      ======     =======      ======

See Notes to Consolidated Financial Statements, page 4.

             Murphy Oil Corporation and Consolidated Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (Thousands of dollars)

                                                            Six Months Ended
                                                                June 30,
                                                           -----------------
                                                             2000      1999
                                                           -------   -------
OPERATING ACTIVITIES
Net income                                               $ 131,605     9,022
Adjustments to reconcile net income to net cash
 provided by operating activities
  Depreciation, depletion and amortization                 103,584    97,040
  Provisions for major repairs                              11,442     8,337
  Expenditures for major repairs and dismantlement costs    (6,358)  (40,771)
  Exploratory expenditures charged against income           62,486    34,511
  Amortization of undeveloped leases                         6,232     5,522
  Deferred and noncurrent income tax charges                17,782    13,622
  Pretax gains from disposition of assets                   (2,872)     (280)
  Other - net                                                4,340     6,571
                                                           -------   -------
                                                           328,241   133,574
  Net (increase) decrease in operating working capital
   other than cash and cash equivalents                     21,930   (33,396)
  Other adjustments related to operating activities          5,167    (8,858)
                                                           -------   -------
    Net cash provided by operating activities              355,338    91,320
                                                           -------   -------

INVESTING ACTIVITIES
Capital expenditures requiring cash                       (264,365) (187,082)
Proceeds from sale of property, plant and equipment          8,047     2,355
Other investing activities - net                               (67)   (1,428)
                                                           -------   -------
    Net cash required by investing activities             (256,385) (186,155)
                                                           -------   -------

FINANCING ACTIVITIES
Increase in notes payable                                    9,429   152,630
Decrease in nonrecourse debt of a subsidiary                (5,307)   (6,586)
Cash dividends paid                                        (31,509)  (31,469)
Other financing activities - net                               322    (2,080)
                                                           -------   -------
    Net cash provided (required) by financing activities   (27,065)  112,495
                                                           -------   -------

Effect of exchange rate changes on cash and cash
 equivalents                                                (3,508)   (1,036)
                                                           -------   -------

Net increase in cash and cash equivalents                   68,380    16,624
Cash and cash equivalents at January 1                      34,132    28,271
                                                           -------   -------

Cash and cash equivalents at June 30                     $ 102,512    44,895
                                                           =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid (refunded)                        $   7,140    (5,976)

Interest paid, net of amounts capitalized                    6,052     7,931

See Notes to Consolidated Financial Statements, page 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 3 of this Form 10-Q report.

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 1999. In the opinion of Murphy's management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company's financial position at June 30, 2000, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company's 1999 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the six months ended June 30, 2000 are not necessarily indicative of future results.

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

On June 29, 2000, the U.S. Government and the State of Wisconsin each filed a lawsuit against Murphy in the U.S. District Court for the Western District of Wisconsin. The suits, arising out of a 1998 compliance inspection, include claims for alleged violations of federal and state environmental laws at Murphy's Superior, Wisconsin refinery. The suits seek compliance as well as substantial monetary penalties. The Company believes it has valid defenses to these allegations and plans a vigorous defense. While no assurance can be given, the Company does not believe that these or other known environmental matters will have a material adverse effect on its financial condition. There is the possibility that expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. Such expenditures could materially affect the results of operations in a future period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE B - ENVIRONMENTAL CONTINGENCIES (CONTD.)

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recognized a benefit for likely recoveries at June 30, 2000.

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

The Company and its subsidiaries are engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business and none of which is considered material. In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At June 30, 2000, the Company had contingent liabilities of $55.4 million on outstanding letters of credit and $71 million under certain financial guarantees.

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

NOTE E - EARNINGS PER SHARE

Net income was used as the numerator in computing both basic and diluted income per Common share for the three-month and six-month periods ended June 30, 2000 and 1999. The following table reconciles the weighted-average shares outstanding used for these computations.


 ---------------------------------------------------------------------------
 Reconciliation of Shares         Three Months Ended        Six Months Ended
  Outstanding                                June 30,                June 30,
 ---------------------------------------------------------------------------
 (Weighted-average shares)          2000        1999        2000        1999
 ---------------------------------------------------------------------------
 Basic method . . . . . . . . 45,021,888  44,963,681  45,015,956  44,959,429
 Dilutive stock options . . .    234,048      71,534     187,123      22,178
 ---------------------------------------------------------------------------
   Diluted method             45,255,936  45,035,215  45,203,079  44,981,607
 ===========================================================================

The computations of earnings per share in the Consolidated Statements of Income did not consider outstanding options at the end of the periods of 73,500 shares for the three-month period of 2000, 687,750 shares for the three-month period of 1999, 147,000 shares for the six-month period of 2000, and 1,008,250 shares for the six-month period of 1999 because the effects of these options would have improved the Company's earnings per share. Average exercise prices per share of the options not used were $65.49, $53.33, $62.97 and $47.72, respectively.

NOTE F - PROVISION FOR REDUCTION IN FORCE

In early 1999, the Company offered enhanced voluntary retirement benefits to eligible exploration, production and administrative employees in its New Orleans and Calgary offices and severed certain other employees at these locations. The voluntary retirements and severances reduced the Company's work force by 31 employees, and a "Provision for Reduction in Force" of $1.5 million was recorded in the Consolidated Statement of Income for the six months ended June 30, 1999. The provision included additional deferred benefit plan expense of $1 million and severance and other costs of $.5 million, the latter of which was essentially all paid during 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE G - BUSINESS SEGMENTS (unaudited)

                                              Three Mos. Ended June 30, 2000
                              Total Assets    ------------------------------
                                at June 30,    External   Interseg.   Income
(Millions of dollars)                 2000     Revenues   Revenues    (Loss)
----------------------------------------------------------------------------
Exploration and production*
  United States                  $   402.9         45.0       17.6      20.0
  Canada                             796.5         68.0       23.4      29.1
  United Kingdom                     286.7         54.8          -      21.6
  Ecuador                             60.5         10.2          -       5.8
  Other                                8.6           .6          -      (9.3)
----------------------------------------------------------------------------
     Total                         1,555.2        178.6       41.0      67.2
----------------------------------------------------------------------------
Refining, marketing and
 transportation
  United States                      626.8        592.6         .1      14.5
  United Kingdom                     211.5         95.4          -       5.7
  Canada                              98.5          7.4         .2       2.3
----------------------------------------------------------------------------
     Total                           936.8        695.4         .3      22.5
----------------------------------------------------------------------------
     Total operating segments      2,492.0        874.0       41.3      89.7
Corporate and other                  172.9          4.4          -      (5.5)
----------------------------------------------------------------------------
     Total consolidated          $ 2,664.9        878.4       41.3      84.2
============================================================================

                                              Three Mos. Ended June 30, 1999
                                              ------------------------------
                                               External   Interseg.   Income
(Millions of dollars)                          Revenues   Revenues    (Loss)
----------------------------------------------------------------------------
Exploration and production*
  United States                               $    36.6       10.5       7.8
  Canada                                           34.9       13.1       8.4
  United Kingdom                                   21.8        6.0       3.4
  Ecuador                                           7.0          -       3.1
  Other                                              .3          -      (2.6)
----------------------------------------------------------------------------
     Total                                        100.6       29.6      20.1
----------------------------------------------------------------------------
Refining, marketing and transportation
  United States                                   280.3        1.1      (1.4)
  United Kingdom                                   61.6          -       2.5
  Canada                                            7.5         .1       2.1
----------------------------------------------------------------------------
     Total                                        349.4        1.2       3.2
----------------------------------------------------------------------------
     Total operating segments                     450.0       30.8      23.3
Corporate and other                                  .5          -      (7.6)
----------------------------------------------------------------------------
     Total consolidated                       $   450.5       30.8      15.7
============================================================================

                                                Six Mos. Ended June 30, 2000
                                               -----------------------------
                                               External   Interseg.   Income
(Millions of dollars)                          Revenues   Revenues    (Loss)
----------------------------------------------------------------------------
Exploration and production*
  United States                               $    81.9       36.1      13.9
  Canada                                          118.2       53.2      54.5
  United Kingdom                                  100.8       11.6      44.0
  Ecuador                                          23.8          -      14.9
  Other                                             1.3          -     (10.8)
----------------------------------------------------------------------------
     Total                                        326.0      100.9     116.5
----------------------------------------------------------------------------
Refining, marketing and transportation
  United States                                 1,067.2         .8      12.9
  United Kingdom                                  194.1          -      10.6
  Canada                                           14.2         .3       3.8
----------------------------------------------------------------------------
     Total                                      1,275.5        1.1      27.3
----------------------------------------------------------------------------
     Total operating segments                   1,601.5      102.0     143.8
Corporate and other                                 5.6          -     (12.2)
----------------------------------------------------------------------------
     Total consolidated                       $ 1,607.1      102.0     131.6
============================================================================

                                                Six Mos. Ended June 30, 1999
                                               -----------------------------
                                               External   Interseg.   Income
(Millions of dollars)                          Revenues   Revenues    (Loss)
----------------------------------------------------------------------------
Exploration and production*
  United States                               $    69.5       17.9       3.1
  Canada                                           61.6       21.4       8.6
  United Kingdom                                   44.9        6.0       4.9
  Ecuador                                          11.7          -       4.1
  Other                                              .9          -      (3.8)
----------------------------------------------------------------------------
     Total                                        188.6       45.3      16.9
----------------------------------------------------------------------------
Refining, marketing and transportation
  United States                                   442.9        2.1      (1.4)
  United Kingdom                                  107.5          -       3.8
  Canada                                           13.9         .2       3.7
----------------------------------------------------------------------------
     Total                                        564.3        2.3       6.1
----------------------------------------------------------------------------
     Total operating segments                     752.9       47.6      23.0
Corporate and other                                 1.9          -     (14.0)
----------------------------------------------------------------------------
     Total consolidated                       $   754.8       47.6       9.0
============================================================================

*Additional details about results of operations, excluding special items, are presented in the tables on page 12.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Income before a special item in the second quarter of 2000 totaled a Company record $82.7 million, $1.83 a diluted share, compared to earnings of $15.7 million, $.35 a diluted share, in the second quarter of 1999. Including a special gain on sale of assets of $1.5 million or $.03 a diluted share, net income for the second quarter of 2000 totaled $84.2 million, $1.86 a diluted share.

A combination of strong worldwide oil prices, improved North American natural gas prices and healthier U.S. downstream margins propelled the Company to an all-time high for quarterly net income. The Company's average worldwide crude oil price improved 78% over the prior year, while the average sales price for natural gas increased by almost 60% in North America. Downstream operations made a significant contribution to Murphy's results as U.S. finished product margins rebounded nicely in the second quarter from depressed levels earlier in the year. The Company's natural gas sales in Canada set a record due to start-up of production from recent discoveries in western Canada.

Murphy's exploration and production operations earned a record $67.2 million in the second quarter of 2000 compared to $20.1 million in the same quarter of 1999. Exploration and production operations in the United States earned $20 million compared to $7.8 million in the second quarter of 1999. Operations in Canada earned $29.1 million compared to $8.4 million a year ago, and U.K. operations earned $21.6 million compared to $3.4 million. Operations in Ecuador earned $5.8 million in the second quarter of 2000 compared to $3.1 million a year ago. Other international operations reported a loss of $9.3 million compared to a $2.6 million loss a year earlier. The Company's worldwide crude oil and condensate sales prices averaged $25.83 a barrel in the current quarter compared to $14.50 a year ago. Crude oil and condensate sales prices averaged $28.54 a barrel in the United States, up 78%, and $28.04 in the United Kingdom, up 83%. In Canada, sales prices averaged $26.14 a barrel for light oil, up 70% from last year; $19.41 for heavy oil, up 78%; $27.86 for production from the offshore Hibernia field, up 91%; and $28.18 for synthetic oil, up 66%. The average crude oil sales price in Ecuador was $19.54 a barrel, up 86%. Total crude oil and gas liquids production averaged 66,131 barrels a day compared to 65,547 in the second quarter of 1999. Production increased 2,841 barrels a day or 42% at Hibernia, 1,934 or 23% for Canadian heavy oil and 1,292 or 7% in the United Kingdom. In other areas, production decreased 2,108 barrels a day or 24% in the United States, 1,656 or 15% for synthetic oil in Canada, 1,147 or 16% for crude oil in Ecuador and 572 or 16% for Canadian light oil. In the current quarter, natural gas sales prices averaged $3.43 a thousand cubic feet (MCF) in the United States, up 61%; $2.81 in Canada, up 62%; and $1.70 in the United Kingdom, up 23%. Total natural gas sales averaged 230 million cubic feet a day in the current quarter compared to 246 million a year ago. Sales of natural gas in the United States averaged 151 million cubic feet a day, down from 183 million in the second quarter of 1999 as a result of a decrease in production from mature fields in the Gulf of Mexico. Canadian natural gas sales averaged 70 million cubic feet a day in the current quarter, an increase of 26%, and U.K. sales were 9 million, up 22%. Exploration expenses totaled $20.8 million compared to $13.7 million in 1999. Exploration efforts in the second quarter were primarily focused on wells to be drilled later this year in the deepwater Gulf of Mexico and offshore Malaysia and Nova Scotia. The tables on page 12 provide additional details of the results of exploration and production operations for the second quarter of each year.

Earnings from Murphy's downstream operations for the three months ended June 30, 2000 were $22.5 million, up from $3.2 million in 1999. Refining, marketing and transportation operations in the United States reported earnings of $14.5 million compared to a loss of $1.4 million a year ago. Operations in the United Kingdom earned $5.7 million compared to $2.5 million in the second quarter of 1999. Earnings from purchasing, transporting and reselling crude oil in Canada were $2.3 million in the 2000 quarter compared to $2.1 million in last year's second quarter. Refinery crude runs worldwide for the quarter reached an all-time high of 173,168 barrels a day compared to 161,321 in the second quarter of 1999; this increase was caused by record throughputs at the Company's Meraux, Louisiana refinery. Worldwide refined product sales were also a record at 180,733 barrels a day compared to 163,663 a year ago.

Corporate functions, which include interest income and expense and corporate overhead not allocated to operating functions, reflected a loss of $7 million before special items in the current quarter compared to a loss of $7.6 million in the second quarter of 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

For the first six months of 2000, the Company's net income totaled $131.6 million, $2.91 a diluted share, compared to $9 million, $.20 a share, a year ago. The current six-month period included the special after-tax gain of $1.5 million, $.03 a diluted share, from the sale of assets, while the same period a year ago included a special after-tax charge of $1 million, $.02 a share, for a reduction in force.

Year-to-date earnings from exploration and production operations were up $99.6 million over the prior year, mainly due to increases in worldwide crude oil prices, U.S. and Canadian natural gas sales prices, Canadian natural gas sales volumes, and Canadian and U.K. crude oil production, partially offset by lower volumes for U.S. natural gas sales and crude oil production and higher exploration expenses. Improved results were also attained by the Company's downstream operations as earnings increased $21.2 million, primarily because of higher product margins in the United States and the United Kingdom and higher product sales volumes in the United States.

Earnings from exploration and production operations for the six months ended June 30, 2000 were $116.5 million, up from $16.9 million in 1999. Canadian operations earned $54.5 million for the first half of 2000 compared to $8.6 million in the prior period, and U.K. operations earned $44 million compared to $4.9 million in 1999. Increases from the prior year also occurred in the United States, where earnings rose from $3.1 million in 1999 to $13.9 million in the current year, and in Ecuador, which had earnings of $14.9 million compared to $4.1 million. Other international operations recorded losses of $10.8 million in the first six months of 2000 and $3.8 million in the 1999 period. The Company's worldwide crude oil and condensate sales prices averaged $25.46 a barrel in the 2000 period compared to $12.56 a year ago. Crude oil and condensate sales prices averaged $28.72 a barrel in the United States, up 106%, and $27.35 in the United Kingdom, up 108%. In Canada, sales prices averaged $26.27 a barrel for light oil, up 98% from last year;
$19.55 for heavy oil, up 105%; $26.51 for Hibernia production, up 93%; and $28.23 for synthetic oil, up 90%. The average crude oil sales price in Ecuador was $19.60 a barrel, up 128%. Crude oil and gas liquids production for the first half of 2000 averaged 66,690 barrels a day compared to 64,557 during the same period of 1999. Production of crude oil and gas liquids in the United Kingdom averaged 21,522 barrels a day, up 9%, and crude oil production at Hibernia averaged 9,568, up 78%. In other areas, crude oil and gas liquids production averaged 9,932 barrels a day for Canadian heavy oil, up 12%; 8,876 for Canadian synthetic oil, down 20%; 7,102 in the United States, down 17%; 6,664 in Ecuador, down 8%; and 3,026 for Canadian light oil, down 16%. Natural gas sales prices for the first six months of 2000 averaged $2.99 an MCF in the United States, up 51%; $2.48 in Canada, also up 51%; and $1.73 in the United Kingdom, up 3%. Total natural gas sales averaged 230 million cubic feet a day in 2000 compared to 248 million in 1999. Sales of natural gas in the United States averaged 152 million cubic feet a day, down 15%. Average natural gas sales volumes were 63 million cubic feet a day in Canada, up 14%, and 15 million in the United Kingdom, up 9%. Exploration expenses totaled $68.7 million for the six months ended June 30, 2000, up from $40 million a year ago. The increase in exploration expenses primarily occurred in the United States, Malaysia and Canada. The tables on page 12 provide additional details of the results of exploration and production operations for the first half of each year.

Earnings from the Company's downstream operations for the six months ended June 30, 2000 were $27.3 million, up from $6.1 million in 1999. Refining, marketing and transportation operations in the United States reported earnings of $12.9 million in the first six months of 2000 compared to a loss of $1.4 million for the same period last year; the improvement resulted from higher product margins and higher product sales volumes. Operations in the United Kingdom were also affected by higher product margins and earned $10.6 million in the first half of 2000 compared to $3.8 million in the prior year.
Earnings from purchasing, transporting and reselling crude oil in Canada were $3.8 million in the current year compared to $3.7 million a year ago.
Refinery crude runs worldwide were 167,566 barrels a day compared to 126,461 a year ago. Petroleum product sales were 173,832 barrels a day, up from 140,658 in 1999. Crude runs and product sales in 1999 were both adversely affected by a plant-wide turnaround at the Company's Meraux, Louisiana refinery. Also, U.S. product sales in 2000 at Murphy's stations built on Wal-Mart parking lots increased considerably from the prior year.

Excluding special items, financial results from corporate functions reflected losses of $13.7 million in the first half of 2000 and $13 million a year ago.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

FINANCIAL CONDITION

Net cash provided by operating activities was $355.3 million for the first six months of 2000 compared to $91.3 million for the same period in 1999. Changes in operating working capital other than cash and cash equivalents provided cash of $21.9 million in the first six months of 2000, while requiring cash of $33.4 million in the 1999 period. Cash from operating activities was reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $6.4 million in the current year and $40.8 million in 1999. Other predominant uses of cash in each year were for capital expenditures, which including amounts expensed, are summarized in the following table, and for dividends, which totaled $31.5 million each in 2000 and 1999.

   --------------------------------------------------------------------
   Capital Expenditures                        Six Months Ended June 30,
   --------------------------------------------------------------------
   (Millions of dollars)                               2000        1999
   --------------------------------------------------------------------
   Exploration and production. . . . . . . . . . .  $ 204.2       147.3
   Refining, marketing and transportation. . . . .     51.6        38.8
   Corporate and other . . . . . . . . . . . . . .      8.6         1.0
   --------------------------------------------------------------------
                                                    $ 264.4       187.1
   ====================================================================

Working capital at June 30, 2000 was $151.9 million, up $46.4 million from December 31, 1999. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $143.9 million below current costs at June 30, 2000.

At June 30, 2000, long-term notes payable of $258 million were up $9.4 million due to additional borrowing for certain oil and gas development projects. Long-term nonrecourse debt of a subsidiary was $139.3 million, down $5.3 million from December 31, 1999. A summary of capital employed at June 30, 2000 and December 31, 1999 follows.

   -----------------------------------------------------------------------
   Capital Employed                    June 30, 2000     December 31, 1999
   -----------------------------------------------------------------------
   (Millions of dollars)              Amount       %        Amount       %
   -----------------------------------------------------------------------
   Notes payable . . . . . . . .   $   258.0      17         248.6      17
   Nonrecourse debt of a
    subsidiary . . . . . . . . .       139.3       9         144.6      10
   Stockholders' equity  . . . .     1,131.6      74       1,057.2      73
   -----------------------------------------------------------------------
                                   $ 1,528.9     100       1,450.4     100
   =======================================================================

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with interest rates, foreign currency exchange rates, and prices of crude oil, natural gas and petroleum products. As described in Note D on page 5 of this Form 10-Q report, Murphy makes limited use of derivative financial and commodity instruments to manage certain risks associated with existing or anticipated transactions.

At June 30, 2000, the Company had interest rate swaps with notional amounts totaling $100 million that were designed to convert a similar amount of variable-rate debt to fixed rates. These swaps mature in 2002 and 2004. The swaps require the Company to pay an average interest rate of 6.46% over their composite lives, and at June 30, 2000, the interest rate to be received by the Company averaged 6.44%. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge against potentially higher future interest rates. The estimated fair value of these interest rate swaps was a gain of $1 million at June 30, 2000.

At June 30, 2000, the Company's long-term debt included $120.6 million with variable interest rates and $79.4 million denominated in Canadian dollars. Based on debt outstanding at June 30, 2000, a 10% increase in variable interest rates would increase the Company's interest expense for the next 12 months by $.1 million after a $.6 million favorable effect of net settlements under the aforementioned interest rate swaps. A 10% increase in the exchange rate of the Canadian dollar vs. the U.S. dollar would increase interest expense over the next 12 months by $.3 million on debt denominated in Canadian dollars.

Prior to April 2000, the Company was a party to crude oil swap agreements for a total notional volume of 2.3 million barrels that reduced a portion of the financial exposure of Murphy's U.S. refineries to crude oil price movements in 2001 and 2002. Under each swap agreement, Murphy would pay a fixed crude oil price and would receive the average near-month NYMEX West Texas Intermediate crude oil price during the agreement's contractual maturity period. In April 2000, Murphy settled contracts for 1.7 million barrels, receiving cash of $5.8 million from the counterparties, and entered into offsetting contracts for the remaining swap agreements, locking in a future net cash settlement of $1.9 million. These settlement gains will be deferred and recognized as a reduction of costs of crude oil purchases in 2001 and 2002.

At June 30, 2000, Murphy was also a party to natural gas swap agreements for a total notional volume of 7 million MMBTU that are intended to reduce a portion of the financial exposure of its Meraux, Louisiana refinery to fluctuations in the price of natural gas purchased for fuel. The agreements are to be settled equally over the 12 months of 2004. In each month of settlement, the swaps require Murphy to pay an average natural gas price of $2.61 an MMBTU and to receive the average NYMEX Henry Hub price for the final three trading days of the month. At June 30, 2000, the estimated fair value of these agreements was a gain of $1.2 million; a 10% fluctuation in the average NYMEX Henry Hub price of natural gas would have changed the estimated fair value of these swaps by $1.5 million.

OIL AND GAS OPERATING RESULTS (unaudited)

------------------------------------------------------------------------------
                                         United                Synthetic
                         United            King-   Ecua-          Oil -
(Millions of dollars)    States  Canada     dom     dor   Other  Canada  Total
------------------------------------------------------------------------------
THREE MONTHS ENDED
 JUNE 30, 2000
Oil and gas sales,
 other operating
 revenues                $ 62.6    67.2    54.8    10.2      .6    24.2  219.6
Production costs            9.5    11.7     7.7     2.7       -    10.8   42.4
Depreciation, depletion
 and amortization          13.1    13.8    10.0     1.6       -     2.0   40.5
Exploration expenses
  Dry hole costs            1.3      .4       -       -      .3       -    2.0
  Geological and
   geophysical costs        1.7     3.8      .1       -     7.4       -   13.0
  Other costs                .8      .2      .5       -     1.1       -    2.6
------------------------------------------------------------------------------
                            3.8     4.4      .6       -     8.8       -   17.6
  Undeveloped lease
   amortization             1.8     1.4       -       -       -       -    3.2
------------------------------------------------------------------------------
    Total exploration
     expenses               5.6     5.8      .6       -     8.8       -   20.8
------------------------------------------------------------------------------
Selling and general
 expenses                   3.4      .9      .8      .1     1.0      .1    6.3
Income tax provisions      11.0    12.8    14.1       -      .1     4.4   42.4
------------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)  $ 20.0    22.2    21.6     5.8    (9.3)    6.9   67.2
==============================================================================

THREE MONTHS ENDED
 JUNE 30, 1999
Oil and gas sales,
 other operating
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
==============================================================================

SIX MONTHS ENDED
 JUNE 30, 2000
Oil and gas sales,
 other operating
 revenues                $118.0   125.8   112.4    23.8     1.3    45.6  426.9
Production costs           18.3    22.4    15.5     5.2       -    19.1   80.5
Depreciation, depletion
 and amortization          27.2    26.5    22.0     3.6      .1     3.8   83.2
Exploration expenses
  Dry hole costs           35.0     3.3       -       -      .3       -   38.6
  Geological and
   geophysical costs        5.2     6.4      .2       -     7.7       -   19.5
  Other costs               1.1      .4      .7       -     2.2       -    4.4
------------------------------------------------------------------------------
                           41.3    10.1      .9       -    10.2       -   62.5
  Undeveloped lease
   amortization             3.6     2.6       -       -       -       -    6.2
------------------------------------------------------------------------------
    Total exploration
     expenses              44.9    12.7      .9       -    10.2       -   68.7
------------------------------------------------------------------------------
Selling and general
 expenses                   6.4     2.2     1.6      .1     1.6      .1   12.0
Income tax provisions       7.3    21.8    28.4       -      .2     8.3   66.0
------------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest)  $ 13.9    40.2    44.0    14.9   (10.8)   14.3  116.5
==============================================================================

SIX MONTHS ENDED
 JUNE 30, 1999
Oil and gas sales, other
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
==============================================================================

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 29, 2000, the U.S. Government and the State of Wisconsin each filed a lawsuit against Murphy in the U.S. District Court for the Western District of Wisconsin. The suits, arising out of a 1998 compliance inspection, include claims for alleged violations of federal and state environmental laws at Murphy's Superior, Wisconsin refinery. The suits seek compliance as well as substantial monetary penalties. The Company believes it has valid defenses to these allegations and plans a vigorous defense. While no assurance can be given, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial condition.

Murphy and its subsidiaries are engaged in a number of other legal proceedings, all of which Murphy considers routine and incidental to its business and none of which is expected to have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of security holders on May 10, 2000, the directors proposed by management were elected with a tabulation of votes to the nearest share as shown below.

                                          For         Withheld
                                       ----------     --------
        B. R. R. Butler                41,555,478      656,872
        George S. Dembroski            41,373,781      838,569
        Claiborne P. Deming            41,560,272      652,078
        H. Rodes Hart                  41,560,828      651,522
        Robert A. Hermes               41,562,756      649,594
        Michael W. Murphy              41,515,216      697,134
        R. Madison Murphy              41,561,637      650,713
        William C. Nolan Jr.           41,512,718      699,632
        Caroline G. Theus              41,513,942      698,408

The security holders approved amendments to the Employee Stock Purchase Plan as described in the Proxy Statement by a vote of 41,691,082 shares in favor, 407,802 shares against and 113,466 shares not voted. In addition, the earlier appointment by the Board of Directors of KPMG LLP as independent auditors for 2000 was approved, with 42,131,287 shares voted in favor, 14,138 shares voted in opposition, and 66,925 shares not voted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The Exhibit Index on page 15 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

     (b) No reports on Form 8-K were filed for the quarter ended June 30, 2000.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MURPHY OIL CORPORATION
                                        (Registrant)

                                   By /s/ JOHN W. ECKART
                                     -----------------------------------
                                     John W. Eckart, Controller
                                     (Chief Accounting Officer and Duly
                                      Authorized Officer)

August 9, 2000
    (Date)

                              EXHIBIT INDEX

Exhibit
  No.                                            Incorporated by Reference to
-------                                          -----------------------------
  3.1   Certificate of Incorporation of          Exhibit 3.1 of Murphy's Form
        Murphy Oil Corporation as of             10-K report for the year
        September 25, 1986                       ended December 31, 1996

  3.2   By-Laws of Murphy Oil Corporation        Exhibit 3.2 filed herewith
        as amended effective May 10, 2000

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

  4.1   Credit Agreement among Murphy            Exhibit 4.1 of Murphy's Form
        Oil Corporation and certain              10-K report for the year
        subsidiaries and the Chase               ended December 31, 1997
        Manhattan Bank et al as of
        November 13, 1997

  4.2   Form of Indenture and Form of            Exhibits 4.1 and 4.2 of
        Supplemental Indenture                   Murphy's Form 8-K report
        between Murphy Oil Corporation           filed April 29, 1999 under
        and SunTrust Bank, Nashville,            the Securities Exchange Act
        N.A., as Trustee                         of 1934

  4.3   Rights Agreement dated as of             Exhibit 4.3 of Murphy's Form
        December 6, 1989 between                 10-K report for the year
        Murphy Oil Corporation and               ended December 31, 1999
        Harris Trust Company of
        New York, as Rights Agent

  4.4   Amendment No. 1 dated as of              Exhibit 3 of Murphy's
        April 6, 1998 to Rights                  Form 8-A/A, Amendment No. 1,
        Agreement dated as of                    filed April 14, 1998 under
        December 6, 1989 between                 the Securities Exchange Act
        Murphy Oil Corporation and               of 1934
        Harris Trust Company of
        New York, as Rights Agent

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
        Harris Trust Company of
        New York, as Rights Agent

 10.1   1987 Management Incentive Plan           Exhibit 10.1 of Murphy's Form
        as amended February 7, 1990              10-K report for the year
        retroactive to February 3, 1988          ended December 31, 1999

 10.2   1992 Stock Incentive Plan as             Exhibit 10.2 of Murphy's Form
        amended May 14, 1997                     10-Q report for the quarterly
                                                 period ended June 30, 1997

 10.3   Employee Stock Purchase Plan as          Exhibit 99.01 of Murphy's
        amended May 10, 2000                     Form S-8 Registration
                                                 Statement filed August 4,
                                                 2000 under the Securities Act
                                                 of 1933

 27     Financial Data Schedule for the          Exhibit 27 filed herewith in
        six months ended June 30, 2000           electronic filing

Exhibits other than those listed above have been omitted since they are either not required or not applicable.