Form 10-Q
period 2000-09-30
MURPHY OIL CORP /DE
filed 2000-11-02
CIK 717423

===========================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                                 FORM 10-Q

          (Mark one)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER 30, 2000

                                    OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________

                       Commission File Number 1-8590

                           MURPHY OIL CORPORATION
           (Exact name of registrant as specified in its charter)


            DELAWARE                                     71-0361522
  State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                   Identification Number)


            200 PEACH STREET
   P. O. BOX 7000, EL DORADO, ARKANSAS                   71731-7000
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

                                                 [X] Yes      [ ] No

Number of shares of Common Stock, $1.00 par value, outstanding at September 30, 2000, was 45,053,009.

===========================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           Murphy Oil Corporation and Consolidated Subsidiaries
                       CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)

                                               (Unaudited)
                                              September 30,  December 31,
                                                  2000           1999
                                              ------------   -----------
ASSETS
Current assets
  Cash and cash equivalents                     $  155,261        34,132
  Accounts receivable, less allowance for
   doubtful accounts of $8,485 in 2000 and
   $8,298 in 1999                                  405,713       357,472
  Inventories
    Crude oil and blend stocks                      83,309        61,853
    Finished products                               77,037        50,572
    Materials and supplies                          43,585        39,218
  Prepaid expenses                                  33,506        28,145
  Deferred income taxes                             25,227        21,720
                                                 ---------     ---------
      Total current assets                         823,638       593,112

Property, plant and equipment, at cost less
 accumulated depreciation, depletion and
 amortization of $3,082,833 in 2000 and
 $3,007,578 in 1999                              1,862,420     1,782,741
Deferred charges and other assets                   67,342        69,655
                                                 ---------     ---------

      Total assets                              $2,753,400     2,445,508
                                                 =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt          $       68            71
  Accounts payable and accrued liabilities         552,435       449,269
  Income taxes                                      85,445        38,295
                                                 ---------     ---------
      Total current liabilities                    637,948       487,635

Notes payable                                      248,525       248,569
Nonrecourse debt of a subsidiary                   138,213       144,595
Deferred income taxes                              175,950       154,109
Reserve for dismantlement costs                    154,503       158,377
Reserve for major repairs                           32,215        22,099
Deferred credits and other liabilities             179,647       172,952

Stockholders' equity
  Cumulative Preferred Stock, par $100,
   authorized 400,000 shares, none issued                -             -
  Common Stock, par $1.00, authorized 80,000,000
   shares, issued 48,775,314 shares                 48,775        48,775
  Capital in excess of par value                   514,734       512,488
  Retained earnings                                770,751       601,956
  Accumulated other comprehensive loss - foreign
   currency translation                            (48,872)       (4,984)
  Unamortized restricted stock awards               (1,692)       (2,328)
  Treasury stock, 3,722,305 shares of Common
   Stock in 2000, 3,777,319 shares in 1999,
   at cost                                         (97,297)      (98,735)
                                                 ---------     ---------
      Total stockholders' equity                 1,186,399     1,057,172
                                                 ---------     ---------

      Total liabilities and stockholders'
       equity                                   $2,753,400     2,445,508
                                                 =========     =========

See Notes to Consolidated Financial Statements, page 4.

The Exhibit Index is on page 14.

           Murphy Oil Corporation and Consolidated Subsidiaries
               CONSOLIDATED STATEMENTS OF INCOME (unaudited)
             (Thousands of dollars, except per share amounts)

                                 Three Months Ended     Nine Months Ended
                                    September 30,          September 30,
                                 ------------------   --------------------
                                    2000      1999       2000       1999
                                 --------   -------   ---------  ---------
REVENUES
Crude oil and natural gas sales  $180,684   130,312     506,105    315,048
Petroleum product sales           725,592   485,468   1,979,104  1,031,290
Other operating revenues           12,236    16,612      34,799     38,895
Interest and other nonoperating
 revenues                          15,045     1,163      20,611      3,079
                                  -------   -------   ---------  ---------
  Total revenues                  933,557   633,555   2,540,619  1,388,312
                                  -------   -------   ---------  ---------

COSTS AND EXPENSES
Crude oil, products and related
 operating expenses               692,599   461,117   1,871,374  1,016,117
Exploration expenses, including
 undeveloped lease amortization    20,899    15,438      89,617     55,471
Selling and general expenses       22,962    19,022      61,603     52,450
Depreciation, depletion and
 amortization                      49,517    52,241     153,101    149,281
Impairment of long-lived assets    20,997         -      20,997          -
Provision for reduction in force        -         -           -      1,513
Interest expense                    6,821     7,553      20,393     20,870
Interest capitalized               (3,325)   (2,328)    (10,064)    (4,908)
                                  -------   -------   ---------  ---------
  Total costs and expenses        810,470   553,043   2,207,021  1,290,794
                                  -------   -------   ---------  ---------

Income before income taxes        123,087    80,512     333,598     97,518
Federal and state income tax
 expense                            2,473     9,636      17,101      9,750
Foreign income tax expense         35,025    19,665      99,303     27,535
                                  -------   -------   ---------  ---------

NET INCOME                       $ 85,589    51,211     217,194     60,233
                                  =======   =======   =========  =========

Net income per Common share -
 basic                           $   1.90      1.14        4.82       1.34
                                  =======   =======   =========  =========

Net income per Common share -
 diluted                         $   1.89      1.14        4.80       1.34
                                  =======   =======   =========  =========

Cash dividends per Common share  $   .375       .35       1.075       1.05
                                  =======   =======   =========  =========

Average Common shares
 outstanding - basic           45,043,061 44,971,310 45,025,280 44,963,505

Average Common shares
 outstanding - diluted         45,305,598 45,060,127 45,237,243 45,004,176

           Murphy Oil Corporation and Consolidated Subsidiaries
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
                          (Thousands of dollars)

                                  Three Months Ended    Nine Months Ended
                                     September 30,         September 30,
                                 -------------------    ------------------
                                    2000       1999       2000       1999
                                 --------    -------    -------    -------
Net income                       $ 85,589     51,211    217,194     60,233
Other comprehensive income
 (loss) - net gain (loss)
 from foreign currency
 translation                      (15,671)    13,657    (43,888)    14,764
                                   ------     ------    -------     ------

COMPREHENSIVE INCOME             $ 69,918     64,868    173,306     74,997
                                   ======     ======    =======     ======

See Notes to Consolidated Financial Statements, page 4.

           Murphy Oil Corporation and Consolidated Subsidiaries
             CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                          (Thousands of dollars)

                                                       Nine Months Ended
                                                         September 30,
                                                       -----------------
                                                         2000      1999
                                                       -------   -------
OPERATING ACTIVITIES
Net income                                           $ 217,194    60,233
Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation, depletion and amortization             153,101   149,281
  Impairment of long-lived assets                       20,997         -
  Provisions for major repairs                          17,141    13,697
  Expenditures for major repairs and dismantlement
   costs                                                (9,185)  (42,706)
  Exploratory expenditures charged against income       79,825    47,208
  Amortization of undeveloped leases                     9,792     8,263
  Deferred and noncurrent income tax charges            29,265    16,429
  Pretax gains from disposition of assets               (2,881)  (10,019)
  Net (increase) decrease in operating working
   capital other than cash and cash equivalents         40,919   (12,615)
  Other operating activities - net                      14,321     3,953
                                                       -------   -------
    Net cash provided by operating activities          570,489   233,724
                                                       -------   -------

INVESTING ACTIVITIES
Capital expenditures requiring cash                   (403,843) (284,275)
Proceeds from the sale of property, plant
 and equipment                                          14,550    33,293
Other investing activities - net                            (5)   (3,986)
                                                       -------   -------
    Net cash required by investing activities         (389,298) (254,968)
                                                       -------   -------

FINANCING ACTIVITIES
Increase (decrease) in notes payable                       (47)   92,198
Decrease in nonrecourse debt of a subsidiary            (6,382)   (6,337)
Cash dividends paid                                    (48,399)  (47,206)
Other financing activities - net                           674    (1,887)
                                                       -------   -------
    Net cash provided (required) by financing
     activities                                        (54,154)   36,768
                                                       -------   -------

Effect of exchange rate changes on cash and
 cash equivalents                                       (5,908)      181
                                                       -------   -------

Net increase in cash and cash equivalents              121,129    15,705
Cash and cash equivalents at January 1                  34,132    28,271
                                                       -------   -------

Cash and cash equivalents at September 30            $ 155,261    43,976
                                                       =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid (refunded)                    $  27,466    (6,613)

Interest paid, net of amounts capitalized                5,201     8,164

See Notes to Consolidated Financial Statements, page 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 3 of this Form 10-Q report.

NOTE A - INTERIM FINANCIAL STATEMENTS

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 1999. In the opinion of Murphy's management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company's financial position at September 30, 2000, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company's 1999 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the nine months ended September 30, 2000 are not necessarily indicative of future results.

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recognized a benefit for likely recoveries at September 30, 2000.

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

The Company and its subsidiaries are engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business and none of which is considered material. In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 2000, the Company had contingent liabilities of $53.1 million on outstanding letters of credit and $70 million under certain financial guarantees.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE E - EARNINGS PER SHARE

Net income was used as the numerator in computing both basic and diluted income per Common share for the three-month and nine-month periods ended September 30, 2000 and 1999. The following table reconciles the weighted-average shares outstanding used for these computations.


--------------------------------------------------------------------------
Reconciliation of Shares        Three Months Ended       Nine Months Ended
 Outstanding                          September 30,           September 30,
--------------------------------------------------------------------------
(Weighted-average shares)         2000        1999        2000        1999
--------------------------------------------------------------------------
Basic method. . . . . . .   45,043,061  44,971,310  45,025,280  44,963,505
Dilutive stock options. .      262,537      88,817     211,963      40,671
--------------------------------------------------------------------------
  Diluted method            45,305,598  45,060,127  45,237,243  45,004,176
==========================================================================

The computations of earnings per share in the Consolidated Statements of Income did not consider outstanding options at the end of the periods of 73,500 shares for the three-month period of 2000, 386,750 shares for the three-month period of 1999, 147,000 shares for the nine-month period of 2000, and 1,008,250 shares for the nine-month period of 1999 because the effects of these options would have improved the Company's earnings per share. Average exercise prices per share of the options not used were $65.49, $56.12, $62.97 and $47.72, respectively.

NOTE F - PROVISION FOR REDUCTION IN FORCE

In early 1999, the Company offered enhanced voluntary retirement benefits to eligible exploration, production and administrative employees in its New Orleans and Calgary offices and severed certain other employees at these locations. The voluntary retirements and severances reduced the Company's work force by 31 employees, and a "Provision for Reduction in Force" of $1.5 million was recorded in the Consolidated Statement of Income for the nine months ended September 30, 1999. The provision included additional deferred benefit plan expense of $1 million and severance and other costs of $.5 million, the latter of which was essentially all paid during 1999.

NOTE G - IMPAIRMENT OF LONG-LIVED ASSETS

In the three-month period ended September 30, 2000, the Company recorded a noncash charge of $21 million, $13.6 million after related income tax benefits, for impairment of certain long-lived assets. The charge related to two natural gas fields in the Gulf of Mexico that have depleted earlier than previously anticipated. The carrying values for the assets determined to be impaired were adjusted to the assets' fair values based on projected future discounted net cash flows, using the Company's estimates of future commodity prices.

NOTE H - SUBSEQUENT EVENT

On October 4, 2000, Murphy announced that it has agreed to buy Beau Canada Exploration Ltd. (Beau) for a total consideration of US$255 million, consisting of a cash offer of Cdn$2.15 (US$1.44) for each Beau share and assumption of approximately US$123 million of Beau's debt obligations.
The transaction is expected to close in November and will be accounted for as a purchase. The agreement provides that Beau will pay Murphy a termination fee of Cdn$10 million in certain circumstances. The Offer, which will expire on November 3, 2000, is conditional on, among other things, at least two-thirds of Beau's shares (fully diluted) being tendered, receipt of all regulatory approvals, and conditions customary in transactions of this nature. During the quarter ended September 30, 2000, Beau's net daily production averaged 57 million cubic feet of natural gas and 5,200 barrels of crude oil and condensate. Beau also has an inventory of high-potential exploration prospects, including a significant position in the Ladyfern area, where Murphy made a significant natural gas discovery that came on stream earlier this year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE I - BUSINESS SEGMENTS (UNAUDITED)

                                           Three Mos. Ended Sept. 30, 2000
                           Total Assets    -------------------------------
                            at Sept. 30,  External     Interseg.    Income
(Millions of dollars)              2000   Revenues     Revenues     (Loss)
--------------------------------------------------------------------------
Exploration and production*
  United States                $  383.8       55.5         18.7        8.7
  Canada                          782.9       60.2         31.5       28.4
  United Kingdom                  256.0       51.1            -       20.9
  Ecuador                          62.3       13.0            -        8.5
  Other                             8.6         .6            -       (2.6)
--------------------------------------------------------------------------
     Total                      1,493.6      180.4         50.2       63.9
--------------------------------------------------------------------------
Refining, marketing and
 transportation
  United States                   701.8      621.5            -        4.1
  United Kingdom                  201.1      110.1            -        7.3
  Canada                          126.3        6.5           .2        1.5
--------------------------------------------------------------------------
     Total                      1,029.2      738.1           .2       12.9
--------------------------------------------------------------------------
     Total operating segments   2,522.8      918.5         50.4       76.8
Corporate and other               230.6       15.0            -        8.8
--------------------------------------------------------------------------
     Total consolidated        $2,753.4      933.5         50.4       85.6
==========================================================================

                                           Three Mos. Ended Sept. 30, 1999
                                          --------------------------------
                                          External     Interseg.    Income
(Millions of dollars)                     Revenues     Revenues     (Loss)
--------------------------------------------------------------------------
Exploration and production*
  United States                           $   40.1         14.7       12.4
  Canada                                      48.0         17.0       16.7
  United Kingdom                              32.8          8.1       12.7
  Ecuador                                      8.7            -        3.8
  Other                                         .5            -       (1.8)
--------------------------------------------------------------------------
     Total                                   130.1         39.8       43.8
--------------------------------------------------------------------------
Refining, marketing and
 transportation
  United States                              410.1          1.3        7.9
  United Kingdom                              85.6            -        6.7
  Canada                                       6.5           .4        1.5
--------------------------------------------------------------------------
     Total                                   502.2          1.7       16.1
--------------------------------------------------------------------------
     Total operating segments                632.3         41.5       59.9
Corporate and other                            1.2            -       (8.7)
--------------------------------------------------------------------------
     Total consolidated                   $  633.5         41.5       51.2
==========================================================================

                                           Nine Mos. Ended Sept. 30, 2000
                                          --------------------------------
                                          External     Interseg.    Income
(Millions of dollars)                     Revenues     Revenues     (Loss)
--------------------------------------------------------------------------
Exploration and production*
  United States                           $  137.4         54.8       22.6
  Canada                                     178.4         84.7       82.9
  United Kingdom                             151.9         11.6       64.9
  Ecuador                                     36.8            -       23.4
  Other                                        1.9            -      (13.4)
--------------------------------------------------------------------------
     Total                                   506.4        151.1      180.4
--------------------------------------------------------------------------
Refining, marketing and
 transportation
  United States                            1,688.7           .8       17.0
  United Kingdom                             304.2            -       17.9
  Canada                                      20.7           .5        5.3
--------------------------------------------------------------------------
     Total                                 2,013.6          1.3       40.2
--------------------------------------------------------------------------
     Total operating segments              2,520.0        152.4      220.6
Corporate and other                           20.6            -       (3.4)
--------------------------------------------------------------------------
     Total consolidated                   $2,540.6        152.4      217.2
==========================================================================

                                           Nine Mos. Ended Sept. 30, 1999
                                          --------------------------------
                                          External     Interseg.    Income
(Millions of dollars)                     Revenues     Revenues     (Loss)
--------------------------------------------------------------------------
Exploration and production*
  United States                           $  109.6         32.6       15.5
  Canada                                     109.6         38.4       25.3
  United Kingdom                              77.7         14.1       17.6
  Ecuador                                     20.4            -        7.9
  Other                                        1.4            -       (5.6)
--------------------------------------------------------------------------
     Total                                   318.7         85.1       60.7
--------------------------------------------------------------------------
Refining, marketing and
 transportation
  United States                              853.0          3.4        6.5
  United Kingdom                             193.1            -       10.5
  Canada                                      20.4           .6        5.2
--------------------------------------------------------------------------
     Total                                 1,066.5          4.0       22.2
--------------------------------------------------------------------------
     Total operating segments              1,385.2         89.1       82.9
Corporate and other                            3.1            -      (22.7)
--------------------------------------------------------------------------
     Total consolidated                   $1,388.3         89.1       60.2
==========================================================================

*Additional details about results of exploration and production operations, excluding special items, are presented in the tables on page 12.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Income before special items in the third quarter of 2000 totaled a Company record $83.7 million, $1.85 a diluted share, compared to earnings of $44.9 million, $1.00 a diluted share, in the third quarter of 1999. Third quarter 2000 net income totaled $85.6 million, $1.89 a diluted share, and included two special items with a net after-tax benefit of $1.9 million, $.04 a diluted share. Special items in the 2000 quarter included settlement of prior years' U.S. income tax matters, which provided $15.5 million of income to corporate functions, and an after-tax charge of $13.6 million for impairment of two U.S. natural gas properties. Net income in the same quarter of 1999 was $51.2 million, $1.14 a share, and included an after-tax gain of $6.3 million, $.14 a share, on the sale of service stations in the southeastern United States. Cash flow from operating activities, excluding changes in noncash working capital items, totaled $196.2 million in the current quarter compared to $121.6 million in the prior year's third quarter.

Strengthened prices for crude oil and North American natural gas led to a second consecutive record quarterly income for the Company. Income from Murphy's exploration and production operations improved by 77% over the 1999 quarter, while results for the Company's downstream segment increased by 32%.

Murphy's exploration and production operations posted earnings of $77.5 million before special items in the third quarter of 2000, also a second consecutive record, compared to $43.8 million in the 1999 quarter. Exploration and production operations in the United States earned $22.3 million compared to $12.4 million in the third quarter of 1999.
Operations in Canada earned $28.4 million compared to $16.7 million a year ago, and U.K. operations earned $20.9 million compared to $12.7 million. Operations in Ecuador earned $8.5 million in the third quarter of 2000 compared to $3.8 million a year ago. Other international operations reported a loss of $2.6 million compared to a $1.8 million loss a year earlier. The Company's worldwide crude oil and condensate sales prices averaged $26.75 a barrel in the current quarter compared to $19.40 a year ago. Crude oil and condensate sales prices averaged $31.68 a barrel in the United States and $27.87 in the United Kingdom, increases of 56% and 33%, respectively. In Canada, sales prices averaged $29.33 a barrel for light oil, up 50% from last year; $21.27 for heavy oil, up 35%; $26.16 for production from the offshore Hibernia field, up 23%; and $31.22 for synthetic oil, up 50%. The average crude oil sales price in Ecuador was $22.04 a barrel, up 54%. Total crude oil and gas liquids production averaged 61,852 barrels a day compared to 66,980 in the third quarter of 1999. Production decreased 2,046 barrels a day or 24% in the United States, 3,221 or 28% for synthetic oil in Canada, 900 or 27% for Canadian light oil, 1,406 or 7% in the United Kingdom and 583 or 8% for crude oil in Ecuador. In other areas, production increased 1,532 barrels a day or 17% for Canadian heavy oil and 1,496 or 21% at Hibernia. Natural gas sales prices in the United States averaged $4.41 a thousand cubic feet (MCF) in the current quarter, an increase of 73%, and $3.37 an MCF in Canada, an increase of 64%. Total natural gas sales averaged 211 million cubic feet a day in the current quarter compared to 231 million a year ago. Sales of natural gas in the United States averaged 141 million cubic feet a day, down from 167 million in the third quarter of 1999 as a result of a decrease in production from mature fields in the Gulf of Mexico. Canadian natural gas sales averaged 68 million cubic feet a day in the current quarter, an increase of 10 million, but sales of 2 million in the United Kingdom decreased 5 million. Exploration expenses totaled $20.9 million compared to $15.5 million in 1999. The tables on page 12 provide additional details of the results of exploration and production operations for the third quarter of each year.

The Company's refining, marketing and transportation operations earned $12.9 million in the most recent quarter compared to $9.8 million before special items in the similar quarter last year. The improved earnings were primarily attributable to the United States, where earnings increased from $1.6 million to $4.1 million as a result of higher sales volumes and improved margins that occurred during the 2000 quarter. The increase in finished product sales was due to expanding retail operations at the Company's gasoline stations located on Wal-Mart parking lots. Operations in the United Kingdom earned $7.3 million compared to $6.7 million in the third quarter of 1999. Earnings of $1.5 million in the current quarter from purchasing, transporting and reselling crude oil in Canada were unchanged from a year ago. Murphy's refinery crude runs worldwide averaged 164,350 barrels a day compared to 167,563 in the third quarter of 1999. Worldwide refined product sales were 184,237 barrels a day compared to 179,853 a year ago.

Corporate functions, which include interest income and expense and corporate overhead not allocated to operating functions, reflected a loss of $6.7 million before special items in the current quarter compared to a loss of $8.7 million in the third quarter of 1999. The improvement was primarily due to higher interest income and lower net interest expense in the current quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

For the first nine months of 2000, net income totaled $217.2 million, $4.80 a diluted share, compared to $60.2 million, $1.34 a share, a year ago. The current nine-month total included net benefits of $3.4 million, $.07 a diluted share, from special items, while the same period in 1999 included net special benefits of $5.3 million, $.12 a share. Special items in 2000 included the aforementioned settlement of prior years' U.S. income tax matters, which provided $15.5 million of income to corporate functions, and the after-tax charge of $13.6 million for impairment of two U.S. natural gas properties. In addition, the current period included an after-tax gain of $1.5 million, $.03 a share, from the sale of corporate assets. Special items in the 1999 period included the downstream gain of $6.3 million, $.14 a share, on the sale of U.S. service stations in the third quarter, partially offset by a corporate charge of $1 million, $.02 a share, for a reduction in force.

Year-to-date earnings before special items from exploration and production operations were up 220% or $133.3 million from the 1999 period, mainly due to increases in worldwide crude oil prices, North American natural gas sales prices, and Canadian natural gas sales volumes, partially offset by lower U.S. natural gas sales volumes and increased exploration expenses.
In addition, earnings before special items for the Company's worldwide downstream operations increased 153% or $24.3 million, primarily because of higher product margins in the United States and the United Kingdom and higher product sales volumes in the United States.

Earnings before special items from exploration and production operations for the nine months ended September 30, 2000 were $194 million, up from $60.7 million in 1999. All producing areas recorded significant increases from the prior year. Operations in the United States earned $36.2 million before special items for the 2000 period compared to $15.5 million a year ago; in Canada, earnings were $82.9 million compared to $25.3 million; in the United Kingdom, earnings were $64.9 million compared to $17.6 million; and in Ecuador, earnings were $23.4 million compared to $7.9 million.
Other international operations recorded losses of $13.4 million in the first nine months of 2000 and $5.6 million in the 1999 period; the additional loss was caused by higher exploration expenses in Malaysia. The Company's worldwide crude oil and condensate sales prices averaged $25.89 a barrel in 2000 compared to $14.93 a year ago. Crude oil and condensate sales prices averaged $29.67 a barrel in the United States, up 84%, and $27.51 in the United Kingdom, up 73%. In Canada, sales prices averaged $27.14 a barrel for light oil, up 78% from last year; $20.15 for heavy oil, up 73%; $26.50 for Hibernia field production, up 58%; and $29.18 for synthetic oil, up 73%. The average crude oil sales price in Ecuador was $20.40 a barrel, up 94%. Crude oil and gas liquids production for the 2000 period averaged 65,065 barrels a day compared to 65,373 during the first nine months of 1999. Crude oil production for the current year at Hibernia averaged 9,194 barrels a day, up 55%, and Canadian heavy oil production averaged 10,092, up 14%. In other areas, production of crude oil and gas liquids averaged 20,851 barrels a day in the United Kingdom, up 3%; 8,627 for Canadian synthetic oil, down 23%; 6,882 in the United States, down 20%; 6,576 in Ecuador, down 8%; and 2,843 for Canadian light oil, down 20%. Total natural gas sales averaged 223 million cubic feet a day in 2000 compared to 243 million in 1999. Sales of natural gas in the United States averaged 148 million cubic feet a day, down 15% as production from mature fields in the Gulf of Mexico declined. In other areas, average natural gas sales volumes were 64 million cubic feet a day in Canada, up 16%, and 11 million in the United Kingdom, virtually unchanged. Natural gas sales prices for the first nine months of 2000 averaged $3.44 an MCF in the United States, up 59%; $2.80 in Canada, up 56%; and $1.69 in the United Kingdom, up 2%. Exploration expenses totaled $89.6 million for the nine months ended September 30, 2000 compared to $55.5 million a year ago. The increase in exploration expenses occurred primarily in the United States, Malaysia and Canada. The tables on page 12 provide additional details of the results of exploration and production operations for the first nine months of each year.

Earnings from the Company's downstream operations for the nine months ended September 30, 2000 were $40.2 million, up from $15.9 million before special items in 1999. Refining, marketing and transportation operations in the United States reported earnings of $17 million in the first nine months of 2000 compared to $.2 million before special items for the same period last year; the improvement resulted from increases in product margins and product sales volumes. Operations in the United Kingdom were also affected by higher product margins and earned $17.9 million in the 2000 period compared to $10.5 million in the prior year. Earnings from purchasing, transporting and reselling crude oil in Canada were $5.3 million in the current year compared to $5.2 million a year ago. Murphy's refinery crude runs worldwide were 166,487 barrels a day compared to 140,312 a year ago. Petroleum product sales were 177,326 barrels a day, up from 153,869 in 1999. Crude runs and product sales in 1999 were both adversely affected by a plant-wide turnaround at the Company's Meraux, Louisiana refinery.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

Excluding special items, financial results from corporate functions reflected losses of $20.4 million in the first nine months of 2000 and $21.7 million a year ago.

FINANCIAL CONDITION

Net cash provided by operating activities was $570.5 million for the first nine months of 2000 compared to $233.7 million for the same period in 1999. Changes in operating working capital other than cash and cash equivalents provided cash of $40.9 million in 2000, while requiring cash of $12.6 million in the 1999 period. Cash from operating activities was reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $9.2 million in the current year and $42.7 million in 1999. Investing activities included $14.6 million provided by proceeds from the sale of property, plant and equipment in 2000 compared to $33.3 million in the 1999 period. Other predominant uses of cash in each year were for capital expenditures, which including amounts expensed, are summarized in the following table, and for dividends, which totaled $48.4 million in 2000 and $47.2 million in 1999.

   ---------------------------------------------------------------
   Capital Expenditures             Nine Months Ended September 30,
   ---------------------------------------------------------------
   (Millions of dollars)                          2000        1999
   ---------------------------------------------------------------
   Exploration and production . . . . . . . .   $282.7       216.4
   Refining, marketing and transportation . .    111.7        66.2
   Corporate and other  . . . . . . . . . . .      9.4         1.7
   ---------------------------------------------------------------
                                                $403.8       284.3
   ===============================================================

Working capital at September 30, 2000 was $185.7 million, up $80.2 million from December 31, 1999. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $170 million below current costs at September 30, 2000.

At September 30, 2000, long-term notes payable of $248.5 million were virtually unchanged since the first of the year. Long-term nonrecourse debt of a subsidiary was $138.2 million, down $6.4 million from December 31, 1999. A summary of capital employed at September 30, 2000 and December 31, 1999 follows.

   --------------------------------------------------------------
   Capital Employed         September 30, 2000  December 31, 1999
   --------------------------------------------------------------
   (Millions of dollars)          Amount     %       Amount     %
   --------------------------------------------------------------
   Notes payable. . . . . . . . $  248.5    16        248.6    17
   Nonrecourse debt of a
    subsidiary. . . . . . . . .    138.2     9        144.6    10
   Stockholders' equity . . . .  1,186.4    75      1,057.2    73
   --------------------------------------------------------------
                                $1,573.1   100      1,450.4   100
   ==============================================================

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q report contains statements of the Company's expectations, intentions, plans and beliefs that are forward-looking and are dependent on certain events, risks and uncertainties that may be outside of the Company's control. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTD.)

FORWARD-LOOKING STATEMENTS (CONTD.)

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with interest rates, foreign currency exchange rates, and prices of crude oil, natural gas and petroleum products. As described in Note D on page 5 of this Form 10-Q report, Murphy makes limited use of derivative financial and commodity instruments to manage certain risks associated with anticipated transactions.

At September 30, 2000, the Company had interest rate swaps with notional amounts totaling $100 million that were designed to convert a similar amount of variable-rate debt to fixed rates. These swaps mature in 2002 and 2004. The swaps require the Company to pay an average interest rate of 6.46% over their composite lives, and at September 30, 2000, the interest rate to be received by the Company averaged 6.71%. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge against potentially higher future interest rates. The estimated fair value of these interest rate swaps was a gain of less than $.1 million at September 30, 2000.

At September 30, 2000, the Company's long-term debt included $110.5 million with variable interest rates and $68.8 million denominated in Canadian dollars. Based on debt outstanding at September 30, 2000, a 10% increase in variable interest rates would not affect the Company's interest expense for the next 12 months after a $.7 million favorable effect of net settlements under the aforementioned interest rate swaps. A 10% increase in the exchange rate of the Canadian dollar vs. the U.S. dollar would increase interest expense over the next 12 months by $.3 million on debt denominated in Canadian dollars.

Prior to April 2000, the Company was a party to crude oil swap agreements for a total notional volume of 2.3 million barrels that reduced a portion of the financial exposure of Murphy's U.S. refineries to crude oil price movements in 2001 and 2002. Under each swap agreement, Murphy would have paid a fixed crude oil price and would have received the average near-month NYMEX West Texas Intermediate crude oil price during the agreement's contractual maturity period. In April 2000, Murphy settled contracts for
1.7 million barrels, receiving cash of $5.8 million from the counterparties, and entered into offsetting contracts for the remaining swap agreements, locking in a future net cash settlement of $1.9 million. These settlement gains have been deferred and will be recognized as a reduction of costs of crude oil purchases in 2001 and 2002.

At September 30, 2000, Murphy was also a party to natural gas swap agreements for a total notional volume of 7 million MMBTU that are intended to reduce a portion of the financial exposure of its Meraux, Louisiana refinery to fluctuations in the price of natural gas purchased for fuel. The agreements are to be settled equally over the 12 months of 2004. In each month of settlement, the swaps require Murphy to pay an average natural gas price of $2.61 an MMBTU and to receive the average NYMEX Henry Hub price for the final three trading days of the month. At September 30, 2000, the estimated fair value of these agreements was a gain of $4.4 million; a 10% fluctuation in the average NYMEX Henry Hub price of natural gas would have changed the estimated fair value of these swaps by $1.9 million.

OIL AND GAS OPERATING RESULTS* (UNAUDITED)

--------------------------------------------------------------------------
                                       United              Synthetic
                        United           King-  Ecua-        Oil -
(Millions of dollars)   States  Canada    dom    dor  Other  Canada  Total
--------------------------------------------------------------------------
THREE MONTHS ENDED
 SEPTEMBER 30, 2000
Oil and gas sales,
 other operating
 revenues               $ 74.2    68.3   51.1   13.0     .6    23.4  230.6
Production costs           9.9    13.2    7.1    2.8      -    10.1   43.1
Depreciation, depletion
 and amortization         12.3    13.2    9.0    1.6     .2     1.9   38.2
Exploration expenses
  Dry hole costs          10.2      .6      -      -      -       -   10.8
  Geological and
   geophysical costs        .9     2.5      -      -     .8       -    4.2
  Other costs               .9      .1     .4      -     .9       -    2.3
--------------------------------------------------------------------------
                          12.0     3.2     .4      -    1.7       -   17.3
  Undeveloped lease
   amortization            2.0     1.6      -      -      -       -    3.6
--------------------------------------------------------------------------
    Total exploration
     expenses             14.0     4.8     .4      -    1.7       -   20.9
--------------------------------------------------------------------------
Selling and general
 expenses                  3.5     1.4     .7     .1    1.3       -    7.0
Income tax provisions     12.2    14.0   13.0      -      -     4.7   43.9
--------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest) $ 22.3    21.7   20.9    8.5   (2.6)    6.7   77.5
==========================================================================

THREE MONTHS ENDED
 SEPTEMBER 30, 1999
Oil and gas sales,
 other operating
 revenues               $ 54.8    43.2   40.9    8.7     .5    21.8  169.9
Production costs           8.7    10.6    7.2    3.0      -     8.9   38.4
Depreciation, depletion
 and amortization         16.5    11.4   10.4    1.9      -     1.8   42.0
Exploration expenses
  Dry hole costs           3.0     1.8      -      -      -       -    4.8
  Geological and
   geophysical costs       1.2     3.1     .6      -     .2       -    5.1
  Other costs               .6      .3     .2      -    1.7       -    2.8
--------------------------------------------------------------------------
                           4.8     5.2     .8      -    1.9       -   12.7
  Undeveloped lease
   amortization            1.8     1.0      -      -      -       -    2.8
--------------------------------------------------------------------------
    Total exploration
     expenses              6.6     6.2     .8      -    1.9       -   15.5
--------------------------------------------------------------------------
Selling and general
 expenses                  4.1     1.2     .7      -     .3       -    6.3
Income tax provisions      6.5     4.5    9.1      -     .1     3.7   23.9
--------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest) $ 12.4     9.3   12.7    3.8   (1.8)    7.4   43.8
==========================================================================

NINE MONTHS ENDED
 SEPTEMBER 30, 2000
Oil and gas sales,
 other operating
 revenues               $192.2   194.1  163.5   36.8    1.9    69.0  657.5
Production costs          28.2    35.6   22.6    8.0      -    29.2  123.6
Depreciation, depletion
 and amortization         39.5    39.7   31.0    5.2     .3     5.7  121.4
Exploration expenses
  Dry hole costs          45.2     3.9      -      -     .3       -   49.4
  Geological and
   geophysical costs       6.1     8.9     .2      -    8.5       -   23.7
  Other costs              2.0      .5    1.1      -    3.1       -    6.7
--------------------------------------------------------------------------
                          53.3    13.3    1.3      -   11.9       -   79.8
  Undeveloped lease
   amortization            5.6     4.2      -      -      -       -    9.8
--------------------------------------------------------------------------
    Total exploration
      expenses            58.9    17.5    1.3      -   11.9       -   89.6
--------------------------------------------------------------------------
Selling and general
 expenses                  9.9     3.6    2.3     .2    2.9      .1   19.0
Income tax provisions     19.5    35.8   41.4      -     .2    13.0  109.9
--------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest) $ 36.2    61.9   64.9   23.4  (13.4)   21.0  194.0
==========================================================================

NINE MONTHS ENDED
 SEPTEMBER 30, 1999
Oil and gas sales,
 other operating
 revenues               $142.2    96.5   91.8   20.4    1.4    51.5  403.8
Production costs          28.2    28.0   24.3    6.4      -    27.0  113.9
Depreciation, depletion
 and amortization         48.5    31.0   31.2    6.0      -     5.3  122.0
Exploration expenses
  Dry hole costs          16.5     3.8    2.3      -    1.1       -   23.7
  Geological and
   geophysical costs       7.0     7.3    1.2      -    1.7       -   17.2
  Other costs              1.8      .6     .8      -    3.1       -    6.3
--------------------------------------------------------------------------
                          25.3    11.7    4.3      -    5.9       -   47.2
  Undeveloped lease
   amortization            5.3     3.0      -      -      -       -    8.3
--------------------------------------------------------------------------
    Total exploration
     expenses             30.6    14.7    4.3      -    5.9       -   55.5
--------------------------------------------------------------------------
Selling and general
 expenses                 12.0     4.2    2.3     .1     .8       -   19.4
Income tax provisions      7.4     6.1   12.1      -     .3     6.4   32.3
--------------------------------------------------------------------------
Results of operations
 (excluding corporate
 overhead and interest) $ 15.5    12.5   17.6    7.9   (5.6)   12.8   60.7
==========================================================================

* Excludes special items.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) The Exhibit Index on page 14 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

   (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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

                                 MURPHY OIL CORPORATION
                                      (Registrant)

                                 By   /s/ JOHN W. ECKART
                                      ----------------------------------
                                      John W. Eckart, Controller
                                      (Chief Accounting Officer and Duly
                                       Authorized Officer)

November 2, 2000
    (Date)

                               EXHIBIT INDEX

Exhibit
  No.                                      Incorporated by Reference to
-------                                    -------------------------------

 3.1  Certificate of Incorporation of      Exhibit 3.1 of Murphy's Form
      Murphy Oil Corporation as of         10-K report for the year ended
      September 25, 1986                   December 31, 1996

 3.2  By-Laws of Murphy Oil Corporation    Exhibit 3.2 of Murphy's Form
      as amended effective May 10, 2000    10-Q report for the quarter
                                           ended June 30, 2000

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

 4.2  Form of Indenture and Form of        Exhibits 4.1 and 4.2 of Murphy's
      Supplemental Indenture between       Form 8-K report filed April 29,
      Murphy Oil Corporation and           1999 under the Securities
      SunTrust Bank, Nashville, N.A.,      Exchange Act of 1934
      as Trustee

 4.3  Rights Agreement dated as of         Exhibit 4.3 of Murphy's Form
      December 6, 1989 between Murphy      10-K report for the year ended
      Oil Corporation and Harris Trust     December 31, 1999
      Company of New York, as Rights
      Agent

 4.4  Amendment No. 1 dated as of          Exhibit 3 of Murphy's Form
      April 6, 1998 to Rights Agreement    8-A/A, Amendment No. 1, filed
      dated as of December 6, 1989         April 14, 1998 under the
      between Murphy Oil Corporation       Securities Exchange Act of 1934
      and Harris Trust Company of
      New York, as Rights Agent

 4.5  Amendment No. 2 dated as of          Exhibit 4 of Murphy's Form
      April 15, 1999 to Rights             8-A/A, Amendment No. 2, filed
      Agreement dated as of                April 19, 1999 under the
      December 6, 1989 between             Securities Exchange Act of 1934
      Murphy Oil Corporation
      and Harris Trust Company
      of New York, as Rights Agent

10.1  1987 Management Incentive Plan       Exhibit 10.1 of Murphy's Form
      as amended February 7, 1990          10-K report for the year ended
      retroactive to February 3, 1988      December 31, 1999

10.2  1992 Stock Incentive Plan as         Exhibit 10.2 of Murphy's Form
      amended May 14, 1997                 10-Q report for the quarter
                                           ended June 30, 1997

10.3  Employee Stock Purchase Plan as      Exhibit 99.01 of Murphy's Form
      amended May 10, 2000                 S-8 Registration Statement filed
                                           August 4, 2000 under the
                                           Securities Act of 1933

27    Financial Data Schedule for          Exhibit 27 filed herewith in
      the nine months ended                electronic filing
      September 30, 2000

Exhibits other than those listed above have been omitted since they are either not required or not applicable.