Form 10-K
period 2000-12-31
MURPHY OIL CORP /DE
filed 2001-03-22
CIK 717423

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

       For the transition period from______________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No___.
                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based on average price at January 31, 2001, as quoted by the New York Stock Exchange, was approximately $1,949,012,000.

Number of shares of Common Stock, $1.00 Par Value, outstanding at January 31, 2001 was 45,047,369.

                     Documents incorporated by reference:

Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 9, 2001 have been incorporated by reference in
Part III herein.

================================================================================

                            MURPHY OIL CORPORATION

                   TABLE OF CONTENTS - 2000 FORM 10-K REPORT


                                                                                        Page
                                                                                       Number
                                                                                       ------
                                    PART I

Item  1.    Business                                                                      1

Item  2.    Properties                                                                    1

Item  3.    Legal Proceedings                                                             6

Item  4.    Submission of Matters to a Vote of Security Holders                           7

                                    PART II

Item  5.    Market for Registrant's Common Equity and Related Stockholder Matters         7

Item  6.    Selected Financial Data                                                       7

Item  7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                        8

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                   17

Item  8.    Financial Statements and Supplementary Data                                  18

Item  9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                        18

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant                           18

Item 11.    Executive Compensation                                                       18

Item 12.    Security Ownership of Certain Beneficial Owners and Management               18

Item 13.    Certain Relationships and Related Transactions                               19

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K             19

Exhibit Index                                                                            19

Signatures                                                                               21

                                    PART I

Items 1. and 2.  BUSINESS AND PROPERTIES

Summary

Murphy Oil Corporation is a worldwide oil and gas exploration and production company with refining and marketing operations in the United States and the United Kingdom. As used in this report, the terms Murphy, Murphy Oil, we, our, its and Company may refer to Murphy Oil Corporation or any one or more of its consolidated subsidiaries.

The Company was originally incorporated in Louisiana in 1950 as Murphy Corporation. It was reincorporated in Delaware in 1964, at which time it adopted the name Murphy Oil Corporation, and was reorganized in 1983 to operate primarily as a holding company of its various businesses. Its operations are classified into two business activities: (1) "Exploration and Production" and
(2) "Refining, Marketing and Transportation." For reporting purposes, Murphy's exploration and production activities are subdivided into five geographic segments - the United States, Canada, the United Kingdom, Ecuador and all other countries; Murphy's refining, marketing and transportation activities are subdivided into three geographic segments - the United States, the United Kingdom and Canada. Additionally, "Corporate and Other Activities" include interest income, interest expense and overhead not allocated to the segments. In November 2000, Murphy acquired Beau Canada Exploration Ltd. (Beau Canada), an independent oil and gas company with exploration and production assets in western Canada.

The information appearing in the 2000 Annual Report to Security Holders (2000 Annual Report) is incorporated in this Form 10-K report as Exhibit 13 and is deemed to be filed as part of this Form 10-K report as indicated under Items 1, 2 and 7. A narrative of the graphic and image information that appears in the paper format version of Exhibit 13 is included in the electronic Form 10-K document as an appendix to Exhibit 13.

In addition to the following information about each business activity, data about Murphy's operations, properties and business segments, including revenues by class of products and financial information by geographic area, are provided on pages 7 through 15, F-9, F-21 through F-23, and F-26 through F-28 of this Form 10-K report and on pages 4 through 8 of the 2000 Annual Report.

Exploration and Production

During 2000, Murphy's principal exploration and production activities were conducted in the United States and Ecuador by wholly owned Murphy Exploration & Production Company (Murphy Expro) and its subsidiaries, in western Canada and offshore eastern Canada by wholly owned Murphy Oil Company Ltd. (MOCL) and its subsidiaries, and in the U.K. North Sea and the Atlantic Margin by wholly owned Murphy Petroleum Limited. Murphy's crude oil and natural gas liquids production in 2000 was in the United States, Canada, the United Kingdom and Ecuador; its natural gas was produced and sold in the United States, Canada and the United Kingdom. MOCL owns a 5% interest in Syncrude Canada Ltd., which utilizes its assets to extract bitumen from oil sand deposits in northern Alberta and to upgrade this into synthetic crude oil. Subsidiaries of Murphy Expro conducted exploration activities in various other areas including Malaysia, the Faroe Islands, Ireland and Spain.

Murphy's estimated net quantities of proved oil and gas reserves and proved developed oil and gas reserves at December 31, 1997, 1998, 1999 and 2000 by geographic area are reported on page F-25 of this Form 10-K report. Murphy has not filed and is not required to file any estimates of its total net proved oil or gas reserves on a recurring basis with any federal or foreign governmental regulatory authority or agency other than the U.S. Securities and Exchange Commission. Annually, Murphy reports gross reserves of properties operated in the United States to the U.S. Department of Energy; such reserves are derived from the same data from which estimated net proved reserves of such properties are determined.

Net crude oil, condensate, and gas liquids production and sales, and net natural gas sales by geographic area with weighted average sales prices for each of the five years ended December 31, 2000 are shown on page 9 of the 2000 Annual Report.

Production expenses for the last three years in U.S. dollars per equivalent barrel are discussed on page 11 of this Form 10-K report. For purposes of these computations, natural gas sales volumes are converted to equivalent barrels of crude oil using a ratio of six thousand cubic feet (MCF) of natural gas to one barrel of crude oil.

Supplemental disclosures relating to oil and gas producing activities are reported on pages F-24 through F-29 of this Form 10-K report.

At December 31, 2000, Murphy held leases, concessions, contracts or permits on nonproducing and producing acreage as shown by geographic area in the following table. Gross acres are those in which all or part of the working interest is owned by Murphy; net acres are the portions of the gross acres applicable to Murphy's working interest.

                                             Nonproducing                Producing                     Total
                                          ------------------        ------------------          -----------------
Area (Thousands of acres)                  Gross       Net           Gross        Net            Gross       Net
-------------------------                 ------     -------        ------       -----          ------     ------
United States - Onshore                        4           3            40          20              44         23
              - Gulf of Mexico               878         522           302         112           1,180        634
              - Frontier                     119          44             -           -             119         44
                                          ------     -------        ------       -----          ------     ------
  Total United States                      1,001         569           342         132           1,343        701
                                          ------     -------        ------       -----          ------     ------

Canada - Onshore                           1,318         894         1,178         368           2,496      1,262
       - Offshore                         12,519       2,118            56           3          12,575      2,121
       - Oil sands                           160           8            96           5             256         13
                                          ------     -------        ------       -----          ------     ------
  Total Canada                            13,997       3,020         1,330         376          15,327      3,396
                                          ------     -------        ------       -----          ------     ------

United Kingdom                             1,297         418            79          11           1,376        429
Ecuador                                        -           -           494          99             494         99
Malaysia                                   6,498       5,319             -           -           6,498      5,319
Ireland                                      954         239             -           -             954        239
Spain                                        330          99             -           -             330         99
                                          ------     -------        ------        ----          ------     ------
  Totals                                  24,077       9,664         2,245         618          26,322     10,282
                                          ======     =======        ======        ====          ======     ======

As used in the three tables that follow, "gross" wells are the total wells in which all or part of the working interest is owned by Murphy, and "net" wells are the total of the Company's fractional working interests in gross wells expressed as the equivalent number of wholly owned wells.

The following table shows the number of oil and gas wells producing or capable of producing at December 31, 2000.

                                                                          Oil Wells               Gas Wells
                                                                     ------------------       ------------------
Country                                                               Gross       Net         Gross         Net
-------                                                              -------    -------       ------       -----
United States                                                           287      123.8          190         73.8
Canada                                                                3,068      798.0          850        385.0
United Kingdom                                                          109       13.1           21          1.6
Ecuador                                                                  64       12.8            -            -
                                                                    --------    -------       ------       ------
  Totals                                                              3,528      947.7        1,061        460.4
                                                                    ========    =======       ======       ======

Wells included above with multiple
 completions and counted as one well each                               82         38.2          76         59.0

Murphy's net wells drilled in the last three years are shown in the following table.

                       United                               United
                       States           Canada             Kingdom          Ecuador             Other             Total
                  ---------------    ---------------     --------------  ---------------   ---------------   ---------------
                     Pro-                Pro-               Pro-             Pro-             Pro-              Pro-
                   ductive    Dry     ductive    Dry     ductive   Dry    ductive    Dry   ductive    Dry    ductive    Dry
                  --------   ----     -------   ----     -------   ---    -------    ---   -------    ---    -------    ---
2000
----
Exploratory            2.0    3.9         6.4   12.0          .1    .3          -      -        .8      -        9.3   16.2

Development             .3      -        51.7    4.0          .6    .1        1.0      -         -      -       53.6    4.1

1999
----
Exploratory            1.4    1.0         5.3    5.5           -     -         .4      -         -      -        7.1    6.5

Development             .6      -        13.7     .2         1.0     -         .8      -         -      -       16.1     .2

1998
----
Exploratory            9.0     .8         4.8    7.5           -     -          -      -         -    1.0       13.8    9.3

Development             .6      -         5.4      -         1.9     -        1.2      -         -      -        9.1      -

Murphy's drilling wells in progress at December 31, 2000 are shown below.


                                       Exploratory           Development                 Total
                                     ---------------        -------------          -----------------
Country                              Gross       Net        Gross     Net          Gross         Net
-------                              -----       ---        -----     ---          -----         ---
United States                            3        .7            -       -              3          .7
Canada                                  11       6.5            5     1.8             16         8.3
United Kingdom                           -         -            4      .3              4          .3
                                     -----       ---          ----   ----           ----        ----
   Totals                               14       7.2            9     2.1             23         9.3
                                     =====       ===          ====   ====           ====        ====

Additional information about current exploration and production activities is reported on pages 1 through 6 of the 2000 Annual Report.

Refining, Marketing and Transportation

Murphy Oil USA, Inc. (MOUSA), a wholly owned subsidiary, owns and operates two refineries in the United States. The Meraux, Louisiana refinery is located on fee land and on two leases that expire in 2010 and 2021, at which times the Company has options to purchase the leased acreage at fixed prices. The refinery at Superior, Wisconsin is located on fee land. Murco Petroleum Limited (Murco), a wholly owned U.K. subsidiary serviced by Murphy Eastern Oil Company, has an effective 30% interest in a refinery at Milford Haven, Wales that can process 108,000 barrels of crude oil a day. Refinery capacities at December 31, 2000 are shown in the following table.

                                                                                     Milford Haven,
                                               Meraux,          Superior,             Wales
                                             Louisiana          Wisconsin           (Murco's 30%)        Total
                                             ---------          ---------            -----------         -----
Crude capacity - b/sd*                         100,000             35,000                 32,400       167,400

Process capacity - b/sd*
   Vacuum distillation                          50,000             20,500                 16,500        87,000
   Catalytic cracking - fresh feed              38,000             11,000                  9,960        58,960
   Pretreating cat-reforming feeds              22,000              9,000                  5,490        36,490
   Catalytic reforming                          18,000              8,000                  5,490        31,490
   Distillate hydrotreating                     15,000              7,800                 20,250        43,050
   Gas oil hydrotreating                        27,500                  -                      -        27,500
   Solvent deasphalting                         18,000                  -                      -        18,000
   Isomerization                                     -              2,000                  3,400         5,400

Production capacity - b/sd*
   Alkylation                                    8,500              1,500                  1,680        11,680
   Asphalt                                           -              7,500                      -         7,500

Crude oil and product storage
 capacity - barrels                          4,453,000          2,852,000              2,638,000     9,943,000

*Barrels per stream day.

MOUSA markets refined products through a network of retail gasoline stations and branded and unbranded wholesale customers in a 23-state area of the southern and midwestern United States. Murphy's retail stations are primarily located in the parking areas of Wal-Mart stores and use the brand name Murphy USA(R). Branded wholesale customers use the brand name SPUR(R). Refined products are supplied from 11 terminals that are wholly owned and operated by MOUSA, 16 terminals that are jointly owned and operated by others, and numerous terminals owned by others. Of the terminals wholly owned or jointly owned, four are supplied by marine transportation, three are supplied by truck, two are adjacent to MOUSA's refineries and 18 are supplied by pipeline. MOUSA receives products at the terminals owned by others either in exchange for deliveries from the Company's terminals or by outright purchase. At December 31, 2000, the Company marketed products through 276 Murphy USA stations and 436 SPUR stations (19 of which are either owned or leased by the Company). MOUSA plans to add up to 125 new Murphy USA stations at Wal-Mart sites in the southern and midwestern United States in 2001.

At the end of 2000, Murco distributed refined products in the United Kingdom from the Milford Haven refinery, three wholly owned terminals supplied by rail, six terminals owned by others where products are received in exchange for deliveries from the Company's terminals, and 386 branded stations under the brand names MURCO and EP.

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

At December 31, 2000, MOCL operated the following Canadian crude oil pipelines, with the ownership percentage, extent and capacity in barrels a day of each as shown. MOCL also operated and owned all or most of several short lateral connecting pipelines. In 2001, the Company entered into an agreement to sell its Canadian pipeline and trucking operation.

Pipeline          Description                Percent      Miles      Bbls./Day       Route
--------          -----------                -------      -----      ---------       -----
Manito            Dual heavy oil               100          101         70,000       Dulwich to Kerrobert, Sask.
North-Sask        Dual heavy oil              36.1           40         20,000       Paradise Hill to Dulwich, Sask.
Cactus Lake       Dual heavy oil              13.1           40         50,000       Cactus Lake to Kerrobert, Sask.
Bodo              Dual heavy oil              76.3           15         18,000       Bodo, Alta. to Cactus Lake, Sask.
Milk River        Dual medium/light oil        100         10.5        118,000       Milk River, Alta. to U.S. border
Wascana           Single light oil             100          108         45,000       Regina, Sask. to U.S. border
Senlac            Dual heavy oil               100           28         15,000       Senlac to Unity, Sask.

Additional information about current refining, marketing and transportation activities and a statistical summary of key operating and financial indicators for each of the five years ended December 31, 2000 are reported on pages 1, 3, 7, 8 and 10 of the 2000 Annual Report.

Employees

At December 31, 2000, Murphy had 3,109 employees - 1,711 full-time and 1,398 part-time.

Competition and Other Conditions Which May Affect Business

Murphy operates in the oil industry and experiences intense competition from other oil and gas companies, many of which have substantially greater resources. In addition, the oil industry as a whole competes with other industries in supplying energy requirements around the world. Murphy is a net purchaser of crude oil and other refinery feedstocks and purchases refined products and may be required to respond to operating and pricing policies of others, including producing country governments from whom it makes purchases. Additional information concerning current conditions of the Company's business is reported under the caption "Outlook" on page 17 of this Form 10-K report.

The operations and earnings of Murphy have been and continue to be affected by worldwide political developments. Many governments, including those that are members of the Organization of Petroleum Exporting Countries (OPEC), unilaterally intervene at times in the orderly market of crude oil and natural gas produced in their countries through such actions as setting prices, determining rates of production, and controlling who may buy and sell the production. In addition, prices and availability of crude oil, natural gas and refined products could be influenced by political unrest and by various governmental policies to restrict or increase petroleum usage and supply. Other governmental actions that could affect Murphy's operations and earnings include tax changes and regulations concerning: currency fluctuations, protection and remediation of the environment (See the caption "Environmental" beginning on page 15 of this Form 10-K report), preferential and discriminatory awarding of oil and gas leases, restrictions on drilling and/or production, restraints and controls on imports and exports, safety, and relationships between employers and employees. Because these and other factors too numerous to list are subject to constant changes caused by governmental and political considerations and are often made in great haste in response to changing internal and worldwide economic conditions and to actions of other governments or specific events, it is not practical to attempt to predict the effects of such factors on Murphy's future operations and earnings.

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

Executive Officers of the Registrant

The age at January 1, 2001, present corporate office and length of service in office of each of the Company's executive officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

R. Madison Murphy - Age 43; Chairman of the Board since October 1994 and Director and Member of the Executive Committee since 1993. Mr. Murphy served as Executive Vice President and Chief Financial and Administrative Officer from 1993 to 1994; Executive Vice President and Chief Financial Officer from 1992 to 1993; Vice President, Planning/Treasury, from 1991 to 1992; and Vice President, Planning, from 1988 to 1991, with additional duties as Treasurer from 1990 until August 1991.

Claiborne P. Deming - Age 46; President and Chief Executive Officer since
   October 1994 and Director and Member of the Executive Committee since 1993. He served as Executive Vice President and Chief Operating Officer from 1992 to 1993 and President of MOUSA from 1989 to 1992.

Steven A. Cosse' - Age 53; Senior Vice President since October 1994 and General
   Counsel since August 1991. Mr. Cosse' was elected Vice President in 1993. For the eight years prior to August 1991, he was General Counsel for Ocean Drilling & Exploration Company (ODECO), a majority-owned subsidiary of Murphy.

Herbert A. Fox Jr. - Age 66; Vice President since October 1994. Mr. Fox has also been President of MOUSA since 1992. He served with MOUSA as Vice President, Manufacturing, from 1990 to 1992.

Bill H. Stobaugh - Age 49; Vice President since May 1995, when he joined the
   Company. Prior to that, he had held various engineering, planning and managerial positions, the most recent being with an engineering consulting firm.

Odie F. Vaughan - Age 64; Treasurer since August 1991. From 1975 through July
   1991, he was with ODECO as Vice President of Taxes and Treasurer.

John W. Eckart - Age 42; Controller since March 2000. Mr. Eckart had been
   Assistant Controller since February 1995. He joined the Company as Auditing Manager in 1990.

Walter K. Compton - Age 38; Secretary since December 1996. He has been an attorney with the Company since 1988 and became Manager, Law Department, in November 1996.

Item 3.   LEGAL PROCEEDINGS

On June 29, 2000, the U.S. Government and the State of Wisconsin each filed a lawsuit against Murphy in the U.S. District Court for the Western District of Wisconsin. The State action was subsequently dismissed by the federal court and refiled in state court in Douglas County, Wisconsin. The suits, arising out of a 1998 compliance inspection, include claims for alleged violations of federal and state environmental laws at Murphy's Superior, Wisconsin refinery. The suits seek compliance as well as substantial federal and state monetary penalties, which could exceed $100,000. The Company believes it has valid defenses to these allegations and plans a vigorous defense. The enforcement actions are ongoing and while no assurance can be given about the outcome, the Company does not believe that the resolution of these matters will have a material adverse effect on its financial condition.

In December 2000, two of the Company's Canadian subsidiaries as plaintiffs filed an action in the Court of Queen's Bench of Alberta seeking a constructive trust over oil and gas leasehold rights to Crown lands in British Columbia. The suit alleges that the defendants acquired the lands after first inappropriately obtaining confidential and proprietary data belonging to the Company and its joint venturer. In January 2001, one of the defendants, representing an undivided 75% interest in the lands in question, settled its portion of the litigation by conveying its interest to the Company and its joint venturer at cost. On February 9, 2001, the remaining defendants, representing the remaining undivided 25% of the lands in question, filed a counterclaim against the Company's two Canadian subsidiaries and one officer individually seeking compensatory damages of C$6.14 billion. The Company believes the counterclaim is without merit and the amount of damages sought is frivolous and the Company does not believe that the ultimate resolution of this suit will have a material adverse effect on its financial condition.

Murphy and its subsidiaries are engaged in a number of other legal proceedings, all of which Murphy considers routine and incidental to its business and none of which is expected to have a material adverse effect on the Company's financial condition. The ultimate resolution of matters referred to in this Item could have a material adverse effect on the Company's results of operations in a future period.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange and the Toronto Stock Exchange using "MUR" as the trading symbol. There were 3,185 stockholders of record as of December 31, 2000. Information as to high and low market prices per share and dividends per share by quarter for 2000 and 1999 are reported on page F-30 of this Form 10-K report.

Item 6.    SELECTED FINANCIAL DATA

(Thousands of dollars except per share data)                 2000         1999         1998          1997         1996
                                                             ----         ----         ----          ----         ----
Results of Operations for the Year/1/
Sales and other operating revenues/2/                 $ 4,614,341    2,752,083    2,342,644     3,301,542    3,262,418
Net cash provided by continuing operations/2/             747,751      341,711      297,467       365,825      440,458
Income (loss) from continuing operations                  305,561      119,707      (14,394)      132,406      125,956
Income (loss) before cumulative effect
 of accounting change                                     305,561      119,707      (14,394)      132,406      137,855
Net income (loss)                                         296,828      119,707      (14,394)      132,406      137,855
Per Common share - diluted
  Income (loss) from continuing operations                   6.75         2.66         (.32)         2.94         2.80
  Income (loss) before cumulative effect
   of accounting change                                      6.75         2.66         (.32)         2.94         3.07
  Net income (loss)                                          6.56         2.66         (.32)         2.94         3.07
Cash dividends per Common share                              1.45         1.40         1.40          1.35         1.30
Percentage return on
  Average stockholders' equity                               26.4         12.3         (1.3)         12.7         12.2
  Average borrowed and invested capital                      20.3          9.7          (.6)         10.4         10.4
  Average total assets                                       11.2          5.2          (.6)          6.0          6.2

Capital Expenditures for the Year
Exploration and production                            $   392,732      295,958      331,647       423,181      373,984
Refining, marketing and transportation                    153,750       88,075       55,025        37,483       42,880
Corporate and other                                        11,415        2,572        2,127         7,367        1,192
                                                      -----------    ---------    ---------     ---------    ---------
                                                      $   557,897      386,605      388,799       468,031      418,056
                                                      ===========    =========    =========     =========    =========

Financial Condition at December 31
Current ratio                                                1.10         1.22         1.15          1.10         1.10
Working capital                                       $    71,710      105,477       56,616        48,333       56,128
Net property, plant and equipment                       2,184,719    1,782,741    1,662,362     1,655,838    1,556,830
Total assets                                            3,134,353    2,445,508    2,164,419     2,238,319    2,243,786
Long-term debt                                            524,759      393,164      333,473       205,853      201,828
Stockholders' equity                                    1,259,560    1,057,172      978,233     1,079,351    1,027,478
   Per share                                                27.96        23.49        21.76         24.04        22.90
Long-term debt - percent of capital employed                 29.4         27.1         25.4          16.0         16.4

/1/Includes effects on income of special items in 2000, 1999 and 1998 that are detailed in Management's Discussion and Analysis of Financial Condition and Results of Operations. Also, special items in 1997 and 1996 increased net income by $68, with no per share effect, and $22,124, $.49 a diluted share, respectively.
/2/Prior year amounts have been reclassified to conform to 2000 presentation.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported record net income in 2000 of $296.8 million, $6.56 a diluted share, compared to net income in 1999 of $119.7 million, $2.66 a diluted share. In 1998, the Company lost $14.4 million, $.32 a diluted share. Net income for the three years ended December 31, 2000 included certain special items that resulted in a net charge of $7.2 million, $.16 a diluted share, in 2000; a net benefit of $19.7 million, $.44 a diluted share, in 1999; and a net charge of $57.9 million, $1.29 a diluted share, in 1998. The special items in 2000 included an after-tax charge of $17.8 million, $.39 a diluted share, from write-down of assets determined to be impaired under Statement of Financial Accounting Standards (SFAS) No. 121; a charge of $7.8 million, $.17 a share, for transportation and other disputed contractual items under the Company's concessions in Ecuador; and an after-tax charge of $8.7 million, $.19 a share, for a change in accounting for the Company's unsold crude oil production. Unusual items that increased earnings in 2000 included a $25.6 million settlement of income tax matters, $.56 a share, and a gain on sale of assets of $1.5 million, $.03 a share. The 1999 special items included after-tax gains of $7.5 million, $.17 a diluted share, from sale of assets, and $12.2 million, $.27 a diluted share, primarily from settlements of income taxes and other matters. Special items in 1998 included an after-tax charge of $57.6 million, $1.28 a diluted share, from write-down of assets under SFAS No. 121.

2000 vs. 1999 - Excluding special items, income in 2000 totaled a Company record $304 million, $6.72 a diluted share. The results for 2000 represented a $204 million improvement compared to income of $100 million, $2.22 a diluted share, before special items in 1999. The improvement primarily arose from record earnings from the Company's exploration and production operations, which amounted to $278.3 million in 2000 compared to $121.2 million in 1999. Higher sales prices for both crude oil and natural gas were the principal reasons behind the higher exploration and production earnings. The Company's average worldwide sales price for crude oil and condensate was $25.96 a barrel in 2000 and $17.08 a barrel in 1999. The average sales price of North American natural gas improved from $2.25 a thousand cubic feet (MCF) in 1999 to $3.90 in 2000. Earnings from refining, marketing and transportation operations increased from $14.9 million in 1999 to $54.5 million in 2000. These results improved due to better unit margins in both the United States and the United Kingdom. The costs of corporate activities, which include interest income and expense and corporate overhead not allocated to operating functions, were $28.8 million in 2000, excluding special items, compared to $36.1 million in 1999. The $7.3 million reduction in 2000 was primarily due to lower net interest costs and lower compensation expense for awards under the Company's stock-based incentive plans.

1999 vs. 1998 - Excluding special items, income in 1999 totaled $100 million, $2.22 a share, an increase of $56.5 million from the $43.5 million earned in 1998. The increase in income was primarily attributable to stronger earnings from exploration and production operations, which totaled $121.2 million in 1999 compared to $5.8 million in 1998. This improvement was partially offset by lower earnings from refining, marketing and transportation operations, which earned $14.9 million in 1999, down from $49.2 million earned in 1998. The improvement in exploration and production earnings in 1999 was primarily attributable to an increase of $5.91 a barrel in the average worldwide crude oil sales price, up 53% compared to 1998, and record crude oil production. In addition, the Company's worldwide natural gas sales volume and U.S. natural gas sales prices both increased 4% in 1999. Refining, marketing and transportation operations were adversely affected by the increase in the prices of crude oil and other refinery feedstocks. This segment's decline in earnings was primarily attributable to lower U.S. operating results, as rising crude oil prices squeezed margins throughout most of the year. The costs of corporate and other activities were $36.1 million in 1999 compared to $11.5 million in 1998. The increase in 1999 was principally due to higher net interest costs and higher costs of awards under the Company's incentive plans.

In the following table, the Company's results of operations for the three years ended December 31, 2000 are presented by segment. Special items, which can obscure underlying trends of operating results and affect comparability between years, are set out separately. More detailed reviews of operating results for the Company's exploration and production and refining, marketing and transportation activities follow the table.

(Millions of dollars)                                                2000             1999              1998
                                                                     ----             ----              ----
Exploration and production
  United States                                                  $   63.9              30.3             20.1
  Canada                                                            112.3              47.0              2.6
  United Kingdom                                                     90.2              37.2               .7
  Ecuador                                                            28.9              14.4              2.4
  Other                                                             (17.0)             (7.7)           (20.0)
                                                                 --------           -------          -------
                                                                    278.3             121.2              5.8
                                                                 --------           -------          -------
Refining, marketing and transportation
  United States                                                      23.9              (5.9)            27.7
  United Kingdom                                                     23.0              14.0             16.8
  Canada                                                              7.6               6.8              4.7
                                                                 --------           -------          -------
                                                                     54.5              14.9             49.2
                                                                 --------           -------          -------
Corporate and other                                                 (28.8)            (36.1)           (11.5)
                                                                 --------           -------          -------
   Income before special items and
    cumulative effect of accounting change                          304.0             100.0             43.5
Settlement of income tax matters                                     25.6               5.0                -
Gain on sale of assets                                                1.5               7.5              2.9
Impairment of properties                                            (17.8)                -            (57.6)
Gain (loss) on transportation and other
 disputed contractual items in Ecuador                               (7.8)              8.2              2.4
Provision for reduction in force                                        -              (1.0)               -
Charge resulting from cancellation of a drilling rig contract           -                 -             (4.2)
Write-down of crude oil inventories to market value                     -                 -             (4.2)
Settlement of U.K. long-term sales contract                             -                 -              2.8
                                                                 --------           -------          -------
   Income (loss) before cumulative effect
    of accounting change                                            305.5             119.7            (14.4)
Cumulative effect of accounting change                               (8.7)                -                -
                                                                ---------           -------          -------
   Net income (loss)                                            $   296.8             119.7            (14.4)
                                                                =========           =======          =======

Exploration and Production - Earnings from exploration and production operations before special items were a record $278.3 million in 2000, compared to earnings of $121.2 million in 1999 and $5.8 million in 1998. The year over year improvements in 2000 and 1999 were both primarily due to increases in the Company's crude oil sales prices. The Company's 2000 earnings were also favorably affected by higher sales prices for its North American natural gas production. Production of crude oil, condensate and natural gas liquids decreased 1% in 2000, and natural gas sales volumes fell 5% as declines in the U.S. Gulf of Mexico more than offset higher oil and gas sales volumes in Canada. Higher exploration expenses in 2000 partially offset the effects of higher commodity prices. Total oil production in 1999 was a Company record due primarily to production from new fields in the United Kingdom and Canada. In addition, natural gas sales volumes in 1999 were higher than in 1998 in both the United States and Canada.

The results of operations for oil and gas producing activities for each of the last three years are shown by major operating area on pages F-27 and F-28 of this Form 10-K report. Daily production and sales rates and weighted average sales prices are shown on page 9 of the 2000 Annual Report.

A summary of oil and gas revenues, including intersegment sales that are eliminated in the consolidated financial statements, is presented in the following table.

(Millions of dollars)                                                2000             1999              1998
                                                                     ----             ----              ----
United States
  Crude oil                                                       $  72.4             54.4              35.9
  Natural gas                                                       211.4            147.6             136.3
Canada
  Crude oil                                                         193.9            107.7              57.4
  Natural gas                                                        99.0             40.2              25.1
  Synthetic oil                                                      91.5             74.8              53.0
United Kingdom
  Crude oil                                                         214.6            134.7              70.3
  Natural gas                                                         7.8              7.7              10.0
Ecuador - crude oil                                                  52.2             36.1              24.2
                                                                 --------            ------            -----
    Total oil and gas revenues                                    $ 942.8            603.2             412.2
                                                                 ========            ======            =====

The Company's crude oil and gas liquids production averaged 65,259 barrels a day in 2000, 66,083 in 1999 and 59,128 in 1998. Sales of crude oil and gas liquids in 2000 were slightly higher and averaged 65,745 barrels a day. Crude oil and liquids production in the United States declined 21% in 2000, following a 9% increase in 1999. The reduction in 2000 was primarily due to declines from existing fields in the Gulf of Mexico. Oil production in Canada increased 4% in 2000 to a record volume of 31,296 barrels a day. Production at Hibernia rose 2,795 barrels a day due to improved operations. Heavy oil production in western Canada was 1,475 barrels a day higher in 2000 due primarily to an active drilling program in the early part of the year. The Company's share of net production at its synthetic oil operation in Canada was down 2,554 barrels a day in 2000 due to a combination of more downtime for maintenance and a higher net profit royalty caused by higher prices. Before royalties, the Company's synthetic oil production was 10,145 barrels a day in 2000, 11,146 in 1999 and 10,501 in 1998. Production of light oil in Canada decreased 400 barrels a day in 2000. U.K. production increased by 357 barrels a day in 2000 as improved volumes at Mungo/Monan and Schiehallion were almost offset by declines at more mature fields in the North Sea. Production in Ecuador was down 699 barrels a day in 2000 due to transportation constraints. When compared to 1998 oil production, 1999 volumes were up 663 barrels a day in the United States, while production at Hibernia was up 2,212, synthetic oil production was up 497 and U.K. production was 5,127 higher. Production of heavy oil in western Canada fell 577 barrels a day in 1999, light oil declined 351, and production in Ecuador was down 616. The 1999 increase in the United States was due to new production from several small fields in the Gulf of Mexico. Hibernia was improved due to more stabilized operations achieved during the latter half of 1999. Synthetic oil production was up due to higher gross production, partially offset by a higher net profit royalty rate caused by higher prices. Heavy oil production was lower in 1999 because of selective field shut-ins due to low prices during the early part of the year. The improvement in the United Kingdom in 1999 was due to a full year of operations at Mungo/Monan and Schiehallion, both of which commenced production in the third quarter of 1998. The decline in Ecuador production in 1999 was due to pipeline restrictions.

Worldwide sales of natural gas averaged 229.4 million cubic feet a day in 2000,
240.4 million in 1999 and 230.9 million in 1998. Sales of natural gas in the United States were 144.8 million cubic feet a day in 2000, 171.8 million in 1999 and 169.5 million in 1998. The 16% reduction in 2000 was due to reduced deliverability from maturing fields in the Gulf of Mexico. The increase in 1999 was mainly due to sales from several new fields in the Gulf of Mexico that more than offset declining production from other fields. Natural gas sales in Canada in 2000 were at record levels for the fifth consecutive year as sales increased 31% to 73.8 million cubic feet a day. Canadian natural gas sales had increased 15% in 1999. The increase in 2000 was primarily due to production from new discoveries in western Canada, plus production obtained through the acquisition of Beau Canada Exploration Ltd. (Beau Canada) in November. Natural gas sales in the United Kingdom were 10.8 million cubic feet a day in 2000, down 1.6 million compared to 1999. U.K. natural gas sales in 1999 were essentially unchanged from 1998 levels.

Worldwide crude oil sales prices continued to strengthen through much of 2000 following a solid improvement in 1999. In the United States, Murphy's 2000 average monthly sales prices for crude oil and condensate ranged from $26.12 a barrel to $34.03 a barrel, and averaged $30.38 for the year, 68% above the average 1999 price of $18.09. In Canada, the average sales price for light oil was $27.68 a barrel in 2000, an increase of 63%. Heavy oil prices averaged $17.83 a barrel, up 40% compared to a year ago. The average sales price for synthetic oil in 2000 was $29.62, up 59% from 1999. The sales price for crude oil from the Hibernia field increased 42% to $27.16 a barrel. U.K. sales prices averaged

54% higher in 2000 at $27.78 a barrel. Sales prices in Ecuador were $22.01 a barrel in 2000, up 53% from a year earlier. U.S. oil prices increased 40% in 1999 compared to 1998. In Canada, crude oil prices in 1999 were up 41% for light oil, 95% for heavy oil, 36% for synthetic oil, and 62% for Hibernia. Oil prices in the United Kingdom were up 44% in 1999, and prices in Ecuador were up 68%. Worldwide oil prices showed signs of weakening in late 2000 and into early 2001. Although the Organization of Petroleum Exporting Countries (OPEC) announced a production cut effective February 1, 2001, the Company can make no assurances that oil prices will remain at or near year-end 2000 prices of about $26.00 a barrel for West Texas Intermediate grade crude oil.

North American natural gas sales prices strengthened as 2000 progressed due to supply being short of demand. A combination of a hotter than normal summer and a colder than normal early winter near the end of 2000 in the United States strained an already below-normal level of gas storage throughout the country. Average monthly natural gas sales prices in the United States in 2000 ranged from $2.48 an MCF in January to $6.68 in December. For the year, U.S. sales prices increased 71% and averaged $4.01 an MCF compared to $2.34 in 1999. The average price for natural gas sold in Canada during 2000 increased 87% to $3.67 an MCF, while prices in the United Kingdom increased 8% to $1.81. Average U.S. natural gas sales prices were up 4% in 1999, and prices were up in Canada by 40% as Canadian natural gas sales prices moved closer to parity with U.S. prices during the year. The average U.K. gas sales price in 1999 fell 25% mainly as a result of a contractual price basis adjustment at the Company's primary North Sea gas field.

Based on 2000 volumes and deducting taxes at marginal rates, each $1 a barrel and $.10 an MCF fluctuation in prices would have affected annual exploration and production earnings by $16.2 million and $5.3 million, respectively. The effect of these price fluctuations on consolidated net income cannot be measured because operating results of the Company's refining, marketing and transportation segments could be affected differently.

Production expenses were $181.9 million in 2000, $162.1 million in 1999 and $167.3 million in 1998. These amounts are shown by major operating area on pages F-27 and F-28 of this Form 10-K report. Cost per equivalent barrel during the last three years were as follows.

(Dollars per equivalent barrel)           2000               1999             1998
                                          ----               ----             ----
United States                          $  3.72               2.98             3.66
Canada
  Excluding synthetic oil                 4.24               3.99             3.91
  Synthetic oil                          13.06               9.09             8.99
United Kingdom                            3.46               3.73             5.60
Ecuador                                   6.65               5.10             4.28
Worldwide - excluding synthetic oil       4.05               3.62             4.18

The increase in the cost per equivalent barrel in the United States in 2000 was attributable to a combination of lower production and higher well servicing costs. The 2000 increase in Canada, excluding synthetic oil, was due to an increase in well servicing costs at heavy oil properties offset in part by the effect of higher production at Hibernia, where production expenses are lower than in western Canada. The increase in the cost per equivalent barrel for Canadian synthetic oil in 2000 was due to lower gross production volumes and an increase in royalty barrels caused by higher oil prices. Based on the Company's interest in Syncrude's gross production, cost per barrel increased 21% in 2000. A lower unit cost in the United Kingdom in 2000 was due to a favorable impact from higher production at the lower-cost Mungo/Monan and Schiehallion fields. Higher cost per barrel in Ecuador in 2000 was attributable to both lower production and higher overall operating expenses. The decrease in U.S. production cost per equivalent barrel in 1999 was attributable to lower well servicing costs combined with higher production volumes. The increase in Canada in 1999, excluding synthetic oil, was caused by higher well servicing costs at heavy oil properties. The increase in the Canadian synthetic oil unit rate was due to an increase in royalty barrels caused by higher sales prices. The decrease in the U.K. rate was due to higher production from the lower-cost Mungo/Monan and Schiehallion fields. The higher cost in Ecuador in 1999 was caused by higher field operating costs combined with lower production during the year.

Exploration expenses for each of the last three years are shown in total in the following table, and amounts are reported by major operating area on pages F-27 and F-28 of this Form 10-K report. Certain of the expenses are included in the capital expenditure totals for exploration and production activities.

(Millions of dollars)                                   2000         1999         1998
                                                        ----         ----         ----
Exploratory expenditures charged against income
  Dry hole costs                                    $   66.0         32.4         31.5
  Geological and geophysical costs                      36.3         18.7         17.0
  Other costs                                            9.2          8.5          6.6
                                                    --------       ------      -------
                                                       111.5         59.6         55.1
Undeveloped lease amortization                          14.1         11.0         10.5
                                                    --------       ------      -------
   Total exploration expenses                       $  125.6         70.6         65.6
                                                    ========       ======      =======

Depreciation, depletion and amortization related to exploration and production operations totaled $169.2 million in 2000, $166.9 million in 1999 and $163.6 million in 1998. The increases in both 2000 and 1999 were due to higher production from the Hibernia field, offshore eastern Canada. Additionally, 2000 includes higher depreciation rates per unit on production from fields acquired from Beau Canada.

Refining, Marketing and Transportation - Earnings from refining, marketing and transportation operations before special items were $54.5 million in 2000, $14.9 million in 1999 and $49.2 million in 1998. Operations in the United States earned $23.9 million in 2000 compared to a loss of $5.9 million in 1999, as product sales realizations increased more than the costs of crude oil and other refinery feedstocks. U.S. operations earned $27.7 million in 1998. The decline in 1999 was due to the inability to fully recover higher costs of crude oil through increases in average product sales prices. Operations in the United Kingdom earned $23 million in 2000, $14 million in 1999 and $16.8 million in 1998. The improvement in 2000 was also caused by a larger increase in the sales realizations for finished products than for the costs of refining feedstocks. Canadian operations contributed $7.6 million to 2000 earnings compared to $6.8 million in 1999 and $4.7 million in 1998.

Unit margins (sales realizations less costs of crude oil, other feedstocks, refining and transportation to point of sale) averaged $1.91 a barrel in the United States in 2000, $.66 in 1999 and $1.45 in 1998. U.S. product sales totaled a record 149,469 barrels a day in 2000, up 18% following an 8% decline in 1999. The increase in 2000 was attributable to a combination of record crude oil throughputs at the Company's U.S. refineries plus continued expansion of retail gasoline operations at Wal-Mart stores. The decline in sales volumes in 1999 was primarily due to a turnaround at the Meraux refinery early in the year.

Unit margins in the United Kingdom averaged $4.69 a barrel in 2000, $3.38 in 1999 and $2.81 in 1998. Sales of petroleum products were down 7% in 2000 following an 11% decrease in 1999. The volume decline in 2000 was attributable to lower consumer demand in the United Kingdom caused by the large increase in product prices during the year. The decline in 1999 was due to lower sales in the cargo market. Although unit margins improved in 2000, the Company's branded outlets still face competition from other motor fuel marketers. Unit margins have softened in early 2001, and the Company was experiencing weaker financial results in its U.K. downstream operations.

Based on sales volumes for 2000 and deducting taxes at marginal rates, each $.42 a barrel ($.01 a gallon) fluctuation in unit margins would have affected annual refining and marketing profits by $17.5 million. The effect of these unit margin fluctuations on consolidated net income cannot be measured because operating results of the Company's exploration and production segments could be affected differently.

The improvement in the Company's Canadian downstream operating results in 2000 was due to higher pipeline throughputs after the acquisition of the minority interest in the Manito pipeline system in mid-year. Higher earnings in 1999 were attributable to improved operating results from crude oil trading and pipeline operations. The Company entered into an agreement to sell its Canadian pipeline and trucking operation in 2001.

Special Items - Net income for the last three years included certain special items reviewed in the following paragraphs. The effects of special items on quarterly results for 2000 and 1999 are presented on page F-30 of this Form 10-K report.

     . Settlement of income tax matters - Gains of $15.5 million, $10.1 million and $5 million for settlement of U.S. income tax matters were recorded in the third quarter of 2000, the fourth quarter of 2000 and the fourth quarter of 1999, respectively.

     . Gain on sale of assets - After-tax gains on sale of assets included $1.5 million recorded in the second quarter of 2000 from sale of U.S. corporate assets, $6.3 million and $1.2 million recorded in the third and fourth quarters, respectively, of 1999 from sale of U.S. service stations, and $2.9 million recorded in the fourth quarter of 1998 from sale of a U.K. service station.

     . Impairment of properties - After-tax provisions of $13.6 million, $4.2 million and $57.6 million were recorded in the third quarter of 2000, the fourth quarter of 2000 and the fourth quarter of 1998, respectively, for the write-down of assets determined to be impaired. (See Note D to the consolidated financial statements.)

     . Gain (loss) on transportation and other disputed contractual items in Ecuador - A loss of $7.8 million was recorded in the fourth quarter of 2000, and gains of $8.2 million, $1.4 million and $1 million were recorded in the fourth quarter of 1999, the second quarter of 1998 and the fourth quarter of 1998, respectively, related to transportation and other contractual disputes under the Company's concessions in Ecuador.

     . Provision for reduction in force - An after-tax charge of $1 million for a reduction in force program was recorded in the first quarter of 1999. (See Note G to the consolidated financial statements.)

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

     . Cumulative effect of accounting change - An after-tax charge of $8.7 million was recorded in the first quarter of 2000 to carry the Company's unsold crude oil production at cost rather than at market value as in the past. (See Note B to the consolidated financial statements.)

The income (loss) effects of special items for each of the three years ended December 31, 2000 are summarized by segment in the following table.


(Millions of dollars)                                     2000          1999           1998
                                                          ----          ----           ----
Exploration and production
   United States                                       $ (13.6)          5.0          (19.4)
   Canada                                                 (4.2)            -          (10.1)
   United Kingdom                                            -             -          (14.0)
   Ecuador                                                (7.8)          8.2            2.4
   Other                                                     -             -          (15.1)
                                                       -------        ------        -------
                                                         (25.6)         13.2          (56.2)
                                                       -------        ------        -------
Refining, marketing and transportation
   United States                                             -           7.5              -
   United Kingdom                                            -             -             .5
   Canada                                                    -             -           (2.2)
                                                       -------        ------        -------
                                                             -           7.5           (1.7)
                                                       -------        ------        -------
Corporate and other                                       27.1          (1.0)             -
                                                       -------        ------        -------
Cumulative effect of accounting change                    (8.7)            -              -
                                                       -------        ------        -------
      Total income (loss) from special items           $  (7.2)         19.7          (57.9)
                                                       =======        ======        =======

Capital Expenditures

As shown in the selected financial information on page 7 of this Form 10-K report, capital expenditures, including discretionary exploration expenditures, were $557.9 million in 2000 compared to $386.6 million in 1999 and $388.8 million in 1998. These amounts included $111.5 million, $59.6 million and $55.1 million of exploration costs that were expensed. Capital expenditures for exploration and production activities totaled $392.7 million in 2000, 70% of the Company's total capital expenditures for the year. Exploration and production capital expenditures in 2000 included $44.3 million for acquisition of undeveloped leases, $4.4 million for acquisition of proved oil and gas properties, $156.7 million for exploration activities, and $187.3 million for development projects. Development expenditures included $60.7 million for the Terra Nova oil field, offshore Newfoundland; $18.5 million for synthetic oil operations in Canada; and $44.6 million for heavy oil and natural gas projects in western Canada. Exploration and production capital expenditures are shown by major operating area on page F-26 of this Form 10-K report. Amounts shown under "Other" in 2000 included $18.4 million for exploration costs in Malaysia, including costs to drill a shallow-water discovery on Block SK 309, offshore Sarawak.

Refining, marketing and transportation expenditures, detailed in the following table, were 28% of total capital expenditures in 2000.


(Millions of dollars)                            2000         1999         1998
                                                 ----         ----         ----
Refining
   United States                               $ 19.2         17.4         27.0
   United Kingdom                                 4.3          7.0           .7
                                               ------       ------       ------
      Total refining                             23.5         24.4         27.7
                                               ------       ------       ------
Marketing
   United States                                 92.8         58.7         16.7
   United Kingdom                                 8.1          4.4          6.1
                                               ------       ------       ------
      Total marketing                           100.9         63.1         22.8
                                               ------       ------       ------
Transportation
   United States                                    -           .3          1.9
   Canada                                        29.4           .3          2.6
                                               ------       ------       ------
      Total transportation                       29.4           .6          4.5
                                               ------       ------       ------
      Total                                    $153.8         88.1         55.0
                                               ======       ======       ======

U.S. and U.K. refining expenditures during the three years were primarily for capital projects to keep the refineries operating efficiently and within industry standards and to study alternatives for meeting anticipated future environmentally driven changes to U.S. motor fuel specifications. Marketing expenditures in the United States primarily included the costs of new stations built on land leased from Wal-Mart, and improvements and normal replacements at existing stations and terminals. U.K. marketing expenditures in 2000 were primarily for redevelopment of shops and station purchases; expenditures in 1999 and 1998 were primarily for improvements and normal replacements at existing stations and terminals. Capital expenditures for Canadian transportation in 2000 primarily consisted of the mid-year acquisition of the minority interest in the Manito pipeline system.

Cash Flows

Cash provided by operating activities was $747.8 million in 2000, $341.7 million in 1999 and $297.5 million in 1998. Special items decreased cash flow from operations by $2.7 million in 2000 and $6.3 million in 1998, but increased cash by $18.9 million in 1999. Changes in operating working capital other than cash and cash equivalents provided cash of $66 million in 2000, but required cash of $35.2 million and $3.8 million in 1999 and 1998, respectively. Cash provided by operating activities was further reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $16.6 million in 2000, $44.1 million in 1999 and $24.6 million in 1998.

Cash proceeds from property sales were $20.7 million in 2000, $40.9 million in 1999 and $9.5 million in 1998. Borrowings under notes payable provided $175 million of cash in 2000, $247.8 million in 1999 and $161.3 million in 1998.

Property additions and dry hole costs required $512.3 million of cash in 2000, $359.4 million in 1999 and $365.2 million in 1998. Cash outlays for debt repayment during the three years included $130.5 million in 2000, $195.9 million in 1999 and $34.5 million in 1998. The acquisition of Beau Canada in November 2000 utilized $127.5 million of cash. Cash used for dividends to stockholders was $65.3 million in 2000, $63 million in 1999 and $62.9 million in 1998.

Financial Condition

Year-end working capital totaled $71.7 million in 2000, $105.5 million in 1999 and $56.6 million in 1998. The current level of working capital does not fully reflect the Company's liquidity position as the carrying values for inventories under last-in first-out accounting were $124 million below current costs at December 31, 2000. Cash and cash equivalents at the end of 2000 totaled $132.7 million compared to $34.1 million a year ago and $28.3 million at the end of 1998.

Long-term debt increased $131.6 million during 2000 to $524.8 million at the end of the year, 29.4% of total capital employed, and included $126.4 million of nonrecourse debt incurred in connection with the acquisition and development of Hibernia. The increase in long-term debt in 2000 was attributable to the acquisition of Beau Canada. Long-term debt totaled $393.2 million at the end of 1999 compared to $333.5 million at December 31, 1998. Stockholders' equity was $1.3 billion at the end of 2000 compared to $1.1 billion a year ago and $1 billion at the end of 1998. A summary of transactions in stockholders' equity accounts is presented on page F-5 of this Form 10-K report.

The primary sources of the Company's liquidity are internally generated funds, access to outside financing and working capital. The Company relies on internally generated funds to finance the major portion of its capital and other expenditures, but maintains lines of credit with banks and borrows as necessary to meet spending requirements. Current financing arrangements are set forth in Note E to the consolidated financial statements. The Company does not expect any problem in meeting future requirements for funds.

Murphy had commitments of $353 million for capital projects in progress at December 31, 2000, including $176 million related to a clean fuels expansion project at the Meraux refinery and $67 million related to the Company's multiyear contract for a semisubmersible deepwater drilling rig. Certain costs committed under the rig contract will be charged to Murphy's partners when future deepwater wells are drilled.

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

The Company's reserve for remedial obligations, which is included in Deferred Credits and Other Liabilities in the Consolidated Balance Sheets, contains certain amounts that are based on anticipated regulatory approval for proposed remediation of former refinery waste sites. If regulatory authorities require more costly alternatives than the proposed processes, future expenditures could exceed the amount reserved by up to an estimated $3 million.

The Company has received notices from the U.S. Environmental Protection Agency
(EPA) that it is currently considered a Potentially Responsible Party (PRP) at three Superfund sites and has also been assigned responsibility by defendants at another Superfund site. The potential total cost to all parties to perform necessary remedial work at these sites may be substantial. Based on currently available information, the Company has reason to believe that it is a "de minimus" party as to ultimate responsibility at the four sites. The
Company does not expect that its related remedial costs will be material to its financial condition or its results of operations, and it has not provided a reserve for remedial costs on Superfund sites. Additional information may become known in the future that would alter this assessment, including any requirement to bear a pro rate share of costs attributable to nonparticipating PRPs or indications of additional responsibility by the Company.

Lawsuits filed against Murphy by the U.S. Government and the State of Wisconsin are discussed under the caption "Legal Proceedings" on page 6 of this Form 10-K report.

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. Such expenditures could have a material adverse effect on the results of operations in a future period.

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at December 31, 2000.

The Company's refineries also incur costs to handle and dispose of hazardous waste and other chemical substances. These costs are expensed as incurred and amounted to $2.9 million in 2000. In addition to these expenses, Murphy allocates a portion of its capital expenditure program to comply with environmental laws and regulations. Such capital expenditures were approximately $26 million in 2000 and are projected to be $86 million in 2001.

Other Matters

Impact of inflation - General inflation was moderate during the last three years in most countries where the Company operates; however, the Company's revenues and capital and operating costs are influenced to a larger extent by specific price changes in the oil and gas and allied industries than by changes in general inflation. Crude oil and petroleum product prices generally reflect the balance between supply and demand, with crude oil prices being particularly sensitive to OPEC production levels and/or attitudes of traders concerning supply and demand in the near future. Natural gas prices are affected by supply and demand, which to a significant extent are affected by the weather and by the fact that delivery of gas is generally restricted to specific geographic areas. If crude oil and natural gas sales prices remain strong, the Company believes that the future prices for oil field goods and services could be adversely affected.

Accounting matters - The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in 1998. This statement established accounting and reporting standards for derivative instruments and hedging activities. Subsequent to the issuance of SFAS No. 133, the FASB received many requests to review and clarify certain implementation issues. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133. Effective January 1, 2001, Murphy must recognize the fair value of all derivative instruments as either assets or liabilities in its Consolidated Balance Sheet. A derivative instrument meeting certain conditions may be designated as a hedge of a specific exposure; accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Changes in a derivative's fair value for a qualifying hedge of a forecasted transactions will be deferred and recorded as a component of Other Accumulated Comprehensive Income in the Consolidated Balance Sheet until the forecasted transaction occurs, at which time the derivative's value will be recognized in earnings. Ineffective portions of a hedging derivative's change in fair value will be immediately recognized in earnings. Transition adjustments resulting from adopting this statement will be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of an accounting change. As described under the heading "Quantitative and Qualitative Disclosures About Market Risk" on Page 17 of this Form 10-K report, the Company makes limited use of derivative instruments to hedge specific market risks. The Company has determined that the adoption of SFAS 133 will increase other comprehensive income by approximately $4 million and the overall effect on net income from adoption of this standard will not be significant.

As described in Note B to the consolidated financial statements, the Company has adopted a change in accounting for unsold crude oil production effective January 1, 2000, and also has retroactively applied two consensuses of the FASB Emerging Issue Task Force to 2000 and all prior years presented.

Outlook

Prices for the Company's primary products are often quite volatile. During 1999 and most of 2000, increased worldwide demand and disciplined management of supply by the world's producers - primarily by members of OPEC - led to stronger oil prices. During late 2000 and early 2001, crude oil sales prices weakened slightly. In mid-January 2001, OPEC announced a reduction in crude oil production beginning February 1, 2001 and light sweet crude oil for March delivery sold for more than $31 a barrel at that date. The Company can give no assurance that the price of crude oil will remain at this high level during the remainder of 2001 and beyond. Due to colder than normal weather across much of North America during the early winter of 2000-2001, the price of natural gas remained well above its normal trading range in January 2001. The Company can give no assurance that the price of natural gas will remain at or above its normal trading range in the future. The Company's U.K. refining and marketing operations were experiencing weaker unit margins in early 2001. In such a volatile operating environment, constant reassessment of spending plans is required.

The Company's capital expenditure budget for 2001 was prepared during the fall of 2000 and provides for expenditures of $692 million. Of this amount, $518 million or 75%, is allocated for exploration and production. Geographically, 39% of the exploration and production budget is allocated to the United States, including $84 million for development of deepwater projects in the Gulf of Mexico; another 43% is allocated to Canada, including $29 million for continued development of the Terra Nova oil field, which is currently scheduled for start-up late in 2001, and $22 million for further expansion of synthetic oil operations; 7% is allocated to the United Kingdom; 3% is allocated to Ecuador; and 8% is allocated to other foreign operations, which primarily includes Malaysia. Planned refining, marketing and transportation capital expenditures for 2001 are $168 million, including $145 million in the United States, $20 million in the United Kingdom and $3 million in Canada. U.S. amounts include funds to build additional stations at Wal-Mart sites, as well as early spending for "green fuel" projects at the Meraux refinery. Capital and other expenditures are under constant review and planned capital expenditures may be adjusted to reflect changes in estimated cash flow during 2001.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with interest rates, prices of crude oil, natural gas and petroleum products, and foreign currency exchange rates. As described in Note A to the consolidated financial statements, Murphy makes limited use of derivative financial and commodity instruments to manage risks associated with existing or anticipated transactions.

At December 31, 2000, the Company was a party to interest rate swaps with notional amounts totaling $100 million that were designed to convert a similar amount of variable-rate debt to fixed rates. These swaps mature in 2002 and 2004. The swaps require the Company to pay an average interest rate of 6.46% over their composite lives, and at December 31, 2000, the interest rate to be received by the Company averaged 6.72%. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge against potentially higher future interest rates. As described in Note K to the consolidated financial statements, the estimated fair value of these interest rate swaps was a loss of $2 million at December 31, 2000.

At December 31, 2000, 20% of the Company's debt had variable interest rates and 12% was denominated in Canadian dollars. Based on debt outstanding at December 31, 2000, a 10% increase in variable interest rates would reduce the

Company's interest expense by $.1 million in 2001 after a $.7 million favorable effect resulting from lower net settlement payments under the aforementioned interest rate swaps. A 10% increase in the exchange rate of the Canadian dollar versus the U.S. dollar would increase interest expense in 2001 by $.2 million and increase current maturities of long-term debt by $.8 million for debt denominated in Canadian dollars.

At December 31, 2000, Murphy was a party to natural gas price swap agreements for a total notional volume of 7 million MMBTU that are intended to reduce a portion of the financial exposure of its Meraux, Louisiana refinery to fluctuations in the price of natural gas purchased for fuel in 2002 through 2004. In each month of settlement, the swaps require Murphy to pay an average natural gas price of $2.61 an MMBTU and to receive the average NYMEX Henry Hub price for the final three trading days of the month. At December 31, 2000, the estimated fair value of these agreements was a gain of $6.2 million; a 10% fluctuation in the average NYMEX Henry Hub price of natural gas would have changed the estimated year-end fair value of these swaps by $2.1 million.

At December 31, 2000, Murphy was also a party to certain natural gas swap agreements for a total notional volume of 20,000 gigajoules (GJ) a day through October 2001 that are intended to reduce a portion of the financial exposure of its Canadian natural gas production to changes in natural gas sales prices. In each month, the swaps require Murphy to pay the AECO "C" index price and to receive an average of C$2.47 per GJ. The Company also has a natural gas swap agreement for the purchase of 10,000 GJ per day through October 2001 that requires Murphy to pay C$5.64 per GJ and to receive based on the AECO "C" index. At December 31, 2000, the estimated net fair value of these agreements was a liability of $18.3 million; a 10% fluctuation in the average price of the AECO "C" index would have changed the estimated year-end fair value of these swaps by $1.7 million.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item appears on pages F-1 through F-30, which follow page 21 of this Form 10-K report.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding executive officers of the Company is included on page 6 of this Form 10-K report. Other information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 9, 2001 under the caption "Election of Directors."

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 9, 2001 under the captions "Compensation of Directors," "Executive Compensation," "Option Exercises and Fiscal Year-End Values," "Option Grants," "Compensation Committee Report for 2000," "Shareholder Return Performance Presentation" and "Retirement Plans."

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 9, 2001 under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management."

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 9, 2001 under the caption "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.   Financial Statements - The consolidated financial statements of
           Murphy Oil Corporation and consolidated subsidiaries are located or begin on the pages of this Form 10-K report as indicated below.

                                                                  Page No.
                                                                  --------
           Report of Management                                      F-1
           Independent Auditors' Report                              F-1
           Consolidated Statements of Income                         F-2
           Consolidated Statements of Comprehensive Income           F-2
           Consolidated Balance Sheets                               F-3
           Consolidated Statements of Cash Flows                     F-4
           Consolidated Statements of Stockholders' Equity           F-5
           Notes to Consolidated Financial Statements                F-6
           Supplemental Oil and Gas Information (unaudited)          F-24
           Supplemental Quarterly Information (unaudited)            F-30

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

Exhibit
  No.                                                                                        Incorporated by Reference to
-------                                                                             ------------------------------------------------
   3.1     Certificate of Incorporation of Murphy Oil Corporation as of             Exhibit 3.1 of Murphy's Form 10-K report for the
           September 25, 1986                                                       year ended December 31, 1996

  *3.2     By-Laws of Murphy Oil Corporation as amended effective February 7,
           2001

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

   4.1     Credit Agreement among Murphy Oil Corporation and certain                Exhibit 4.1 of Murphy's Form 10-K report for the
           subsidiaries and the Chase Manhattan Bank et al as of November 13,       year ended December 31, 1997
           1997


    4.2    Form of Indenture and Form of Supplemental Indenture between Murphy    Exhibits 4.1 and 4.2 of Murphy's Form 8-K report
           Oil Corporation and SunTrust Bank, Nashville, N.A., as Trustee         filed April 29, 1999 under the Securities Exchange
                                                                                  Act of 1934

    4.3    Rights Agreement dated as of December 6, 1989 between Murphy Oil       Exhibit 4.3 of Murphy's Form 10-K report for
           Corporation and Harris Trust Company of New York, as Rights            the year ended December 31, 1999
           Agent

    4.4    Amendment No. 1 dated as of April 6, 1998 to Rights Agreement dated    Exhibit 3 of Murphy's Form 8-A/A, Amendment No. 1,
           as of December 6, 1989 between Murphy Oil Corporation and Harris       filed April 14, 1998 under the Securities Exchange
           Trust Company of New York, as Rights Agent                             Act of 1934

    4.5    Amendment No. 2 dated as of April 15, 1999 to Rights Agreement dated   Exhibit 4 of Murphy's Form 8-A/A, Amendment No. 2,
           as of December 6, 1989 between Murphy Oil Corporation and Harris       filed April 19, 1999 under the Securities Exchange
           Trust Company of New York, as Rights Agent                             Act of 1934

   10.1    1987 Management Incentive Plan as amended February 7, 1990             Exhibit 10.1 of Murphy's Form 10-K report for the
           retroactive to February 3, 1988                                        year ended December 31, 1999

   10.2    1992 Stock Incentive Plan as amended May 14, 1997                      Exhibit 10.2 of Murphy's Form 10-Q report for the
                                                                                  quarterly period ended June 30, 1997

   10.3    Employee Stock Purchase Plan as amended May 10, 2000                   Exhibit 99.01 of Murphy's Form S-8 Registration
                                                                                  Statement filed August 4, 2000 under the
                                                                                  Securities Act of 1933

   *13     2000 Annual Report to Security Holders including Narrative to
           Graphic and Image Material as an appendix

   *21     Subsidiaries of the Registrant

   *23     Independent Auditors' Consent

   *99.1   Undertakings

   #99.2   Form 11-K, Annual Report for the fiscal year ended December 31, 2000   To be filed as an amendment to this Form 10-K
           covering the Thrift Plan for Employees of Murphy Oil Corporation       report not later than 180 days after December 31,
                                                                                  2000

   #99.3   Form 11-K, Annual Report for the fiscal year ended December 31,        To be filed as an amendment to this Form 10-K
           2000 covering the Thrift Plan for Employees of Murphy Oil USA,         report not later than 180 days after December 31,
           Inc. Represented by United Steelworkers of America, AFL-CIO,           2000
           Local No. 8363

   #99.4   Form 11-K, Annual Report for the fiscal year ended December 31, 2000   To be filed as an amendment to this Form 10-K
           covering the Thrift Plan for Employees of Murphy Oil USA, Inc.         report not later than 180 days after December 31,
           Represented by International Union of Operating Engineers,             2000
           AFL-CIO, Local No. 305

   (b)   Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY OIL CORPORATION



By  /s/ CLAIBORNE P. DEMING                  Date:    March 22, 2001
  --------------------------------------          ---------------------
     Claiborne P. Deming, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

    /s/ R. MADISON MURPHY                    /s/ WILLIAM C. NOLAN JR.
----------------------------------------     -----------------------------------
R. Madison Murphy, Chairman and Director         William C. Nolan Jr., Director



    /s/ CLAIBORNE P. DEMING                  /s/ WILLIAM L. ROSOFF
----------------------------------------     -----------------------------------
Claiborne P. Deming, President and Chief         William L. Rosoff, Director
     Executive Officer and Director
      (Principal Executive Officer)



    /s/ B. R. R. BUTLER                      /s/ DAVID J. H. SMITH
----------------------------------------     -----------------------------------
        B. R. R. Butler, Director                David J. H. Smith, Director



    /s/ GEORGE S. DEMBROSKI                  /s/ CAROLINE G. THEUS
----------------------------------------     -----------------------------------
      George S. Dembroski, Director              Caroline G. Theus, Director



    /s/ H. RODES HART                        /s/ STEVEN A. COSSE
----------------------------------------     -----------------------------------
         H. Rodes Hart, Director                 Steven A. Cosse, Senior Vice
                                                 President and General Counsel
                                                 (Principal Financial Officer)



    /s/ ROBERT A. HERMES                     /s/ JOHN W. ECKART
----------------------------------------     -----------------------------------
       Robert A. Hermes, Director                John W. Eckart, Controller
                                               (Principal Accounting Officer)


    /s/ MICHAEL W. MURPHY
----------------------------------------
       Michael W. Murphy, Director

REPORT OF MANAGEMENT

The management of Murphy Oil Corporation is responsible for the preparation and integrity of the accompanying consolidated financial statements and other financial data. The statements were prepared in conformity with generally accepted U.S. accounting principles appropriate in the circumstances and include some amounts based on informed estimates and judgments, with consideration given to materiality.

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

Our independent auditors, KPMG LLP, have audited the consolidated financial statements. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America and provides an independent opinion about the fair presentation of the consolidated financial statements. When performing their audit, KPMG LLP considers the Company's internal control structure to the extent they deem necessary to issue their opinion on the financial statements. The Board of Directors appoints the independent auditors; ratification of the appointment is solicited annually from the shareholders.

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

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Murphy Oil Corporation:

We have audited the accompanying consolidated balance sheets of Murphy Oil Corporation and Consolidated Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Murphy Oil Corporation and Consolidated Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for crude oil inventories.

Shreveport, Louisiana                                  /s/ KPMG LLP
January 26, 2001

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31 (Thousands of dollars except per share amounts)         2000            1999*           1998*
                                                                                ----            ----            ----
Revenues
Crude oil and natural gas sales                                         $    751,498         470,643         324,882
Petroleum product sales                                                    2,731,988       1,515,537       1,312,727
Crude oil trading sales                                                    1,041,524         705,969         638,106
Other operating revenues                                                      89,331          59,934          66,929
Interest and other nonoperating revenues                                      24,824           4,358           4,378
                                                                        ------------    ------------    ------------
   Total revenues                                                          4,639,165       2,756,441       2,347,022
                                                                        ------------    ------------    ------------

Costs and Expenses
Crude oil, products and related operating expenses                         3,704,936       2,198,701       1,927,325
Exploration expenses, including undeveloped lease amortization               125,629          70,557          65,582
Selling and general expenses                                                  85,474          81,817          61,363
Depreciation, depletion and amortization                                     213,539         205,077         203,163
Impairment of properties                                                      27,916              --          80,127
Charge resulting from cancellation of a drilling rig contract                     --              --           7,255
Provision for reduction in force                                                  --           1,513              --
Interest expense                                                              29,936          28,139          18,090
Interest capitalized                                                         (13,599)         (7,865)         (7,606)
                                                                        ------------    ------------    ------------
   Total costs and expenses                                                4,173,831       2,577,939       2,355,299
                                                                        ------------    ------------    ------------

Income (loss) before income taxes and cumulative effect of
  accounting change                                                          465,334         178,502          (8,277)
Income tax expense                                                           159,773          58,795           6,117
                                                                        ------------    ------------    ------------
Income (loss) before cumulative effect of accounting change                  305,561         119,707         (14,394)
Cumulative effect of accounting change, net of tax (Note B)                   (8,733)             --              --
                                                                        ------------    ------------    ------------
Net Income (Loss)                                                       $    296,828         119,707         (14,394)
                                                                        ============    ============    ============

Income (Loss) per Common Share - Basic
  Before cumulative effect of accounting change                         $       6.78            2.66            (.32)
  Cumulative effect of accounting change                                        (.19)             --              --
                                                                        ------------    ------------    ------------
  Net Income (Loss) - Basic                                                     6.59            2.66            (.32)
                                                                        ============    ============    ============

Income (Loss) per Common Share - Diluted
  Before cumulative effect of accounting change                         $       6.75            2.66            (.32)
  Cumulative effect of accounting change                                        (.19)             --              --
                                                                        ------------    ------------    ------------
  Net Income (Loss) - Diluted                                                   6.56            2.66            (.32)
                                                                        ============    ============    ============

Average Common shares outstanding - basic                                 45,031,665      44,970,457      44,955,679
Average Common shares outstanding - diluted                               45,239,706      45,030,225      44,955,679

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31 (Thousands of dollars)                                  2000            1999            1998
                                                                                ----            ----            ----
Net income (loss)                                                       $    296,828         119,707         (14,394)
Other comprehensive income (loss) - net gain (loss) from
 foreign currency translation                                                (33,282)         18,536         (24,411)
                                                                        ------------    ------------    ------------
Comprehensive Income (Loss)                                             $    263,546         138,243         (38,805)
                                                                        ============    ============    ============

*Reclassified to conform to 2000 presentation.

See notes to consolidated financial statements, page F-6.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

December 31 (Thousands of dollars)                                                          2000           1999
                                                                                            ----           ----
Assets
Current assets
  Cash and cash equivalents                                                          $   132,701         34,132
  Accounts receivable, less allowance for doubtful accounts
   of $10,208 in 2000 and $8,298 in 1999                                                 469,616        357,472
  Inventories, at lower of cost or market
      Crude oil and blend stocks                                                          47,875         61,853
      Finished products                                                                   68,464         50,572
      Materials and supplies                                                              48,416         39,218
  Prepaid expenses                                                                        23,949         28,145
  Deferred income taxes                                                                   25,916         21,720
                                                                                     -----------    -----------
        Total current assets                                                             816,937        593,112

Property, plant and equipment, at cost less accumulated depreciation,
 depletion and amortization of $3,144,369 in 2000 and $3,007,578 in 1999               2,184,719      1,782,741
Goodwill, net                                                                             48,396             --
Deferred charges and other assets                                                         84,301         69,655
                                                                                     -----------    -----------

          Total assets                                                               $ 3,134,353      2,445,508
                                                                                     ===========    ===========

Liabilities and Stockholders' Equity
Current liabilities
  Current maturities of long-term debt                                               $    37,242             71
  Accounts payable                                                                       528,416        334,420
  Withholdings and collections due governmental agencies                                  65,262         65,706
  Other accrued liabilities                                                               45,964         49,143
  Income taxes                                                                            68,343         38,295
                                                                                     -----------    -----------
       Total current liabilities                                                         745,227        487,635

Notes payable                                                                            398,375        248,569
Nonrecourse debt of a subsidiary                                                         126,384        144,595
Deferred income taxes                                                                    229,968        154,109
Reserve for dismantlement costs                                                          160,049        158,377
Reserve for major repairs                                                                 34,302         22,099
Deferred credits and other liabilities                                                   180,488        172,952

Stockholders' equity
  Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued                --             --
  Common Stock, par $1.00, authorized 80,000,000 shares, issued 48,775,314 shares         48,775         48,775
  Capital in excess of par value                                                         514,474        512,488
  Retained earnings                                                                      833,490        601,956
  Accumulated other comprehensive loss - foreign currency translation                    (38,266)        (4,984)
  Unamortized restricted stock awards                                                     (1,410)        (2,328)
  Treasury stock                                                                         (97,503)       (98,735)
                                                                                     -----------    -----------
        Total stockholders' equity                                                     1,259,560      1,057,172
                                                                                     -----------    -----------

        Total liabilities and stockholders' equity                                   $ 3,134,353      2,445,508
                                                                                     ===========    ===========


See notes to consolidated financial statements, page F-6.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Thousands of dollars)                         2000         1999*        1998*
                                                                       ----         ----         ----
Operating Activities
Income (loss) before cumulative effect of accounting change       $  305,561      119,707     (14,394)
Adjustments to reconcile above income (loss) to net cash provided by operating activities
    Depreciation, depletion and amortization                         213,539      205,077     203,163
    Impairment of properties                                          27,916           --      80,127
    Provisions for major repairs                                      22,761       18,721      20,420
    Expenditures for major repairs and dismantlement costs           (16,603)     (44,096)    (24,582)
    Dry hole costs                                                    65,987       32,422      31,504
    Amortization of undeveloped leases                                14,076       10,968      10,454
    Deferred and noncurrent income tax charges (credits)              63,431       38,027        (937)
    Pretax gains from disposition of assets                           (4,010)     (11,940)     (3,857)
    Net (increase) decrease in noncash operating working capital
     excluding acquisition of Beau Canada Exploration Ltd.            66,002      (35,159)     (3,810)
    Cumulative effect of accounting change on working capital        (11,170)          --          --
    Other operating activities - net                                     261        7,984        (621)
                                                                    ---------    ---------    ---------
      Net cash provided by operating activities                      747,751      341,711     297,467
                                                                    ---------    ---------    ---------

Investing Activities
Property additions and dry hole costs                               (512,331)    (359,438)   (365,175)
Acquisition of Beau Canada Exploration Ltd., net of cash acquired   (127,476)          --          --
Proceeds from sale of property, plant and equipment                   20,705       40,871       9,463
Other investing activities - net                                         391       (3,532)     (1,767)
                                                                    ---------    ---------    ---------
       Net cash required by investing activities                    (618,711)    (322,099)   (357,479)
                                                                    ---------    ---------    ---------

Financing Activities
Additions to notes payable                                           175,000      247,776     161,342
Reductions of notes payable                                         (124,254)    (190,806)       (218)
Additions to nonrecourse debt of a subsidiary                             --           --         240
Reductions of nonrecourse debt of a subsidiary                        (6,207)      (5,120)    (34,234)
Cash dividends paid                                                  (65,294)     (62,950)    (62,939)
Other financing activities - net                                      (4,125)      (1,742)        552
                                                                    ---------    ---------    ---------
       Net cash provided (required) by financing activities          (24,880)     (12,842)     64,743
                                                                    ---------    ---------    ---------

Effect of exchange rate changes on cash and cash equivalents          (5,591)        (909)       (748)
                                                                    ---------    ---------    ---------

Net increase in cash and cash equivalents                             98,569        5,861       3,983
Cash and cash equivalents at January 1                                34,132       28,271      24,288
                                                                    ---------    ---------    ---------

Cash and cash equivalents at December 31                          $  132,701       34,132      28,271
                                                                    =========    =========    =========

*Reclassified to conform to 2000 presentation.

See notes to consolidated financial statements, page F-6.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31 (Thousands of dollars)                                 2000            1999           1998
                                                                               ----            ----           ----
Cumulative Preferred Stock - par $100, authorized
  400,000 shares, none issued                                               $        --             --             --
                                                                            -----------    -----------    -----------

Common Stock - par $1.00, authorized 80,000,000 shares,
  issued 48,775,314 shares at beginning and end of each year                     48,775         48,775         48,775
                                                                            -----------    -----------    -----------

Capital in Excess of Par Value
Balance at beginning of year                                                    512,488        510,116        509,615
Exercise of stock options                                                         1,749            797            103
Restricted stock transactions                                                      (202)         1,344            142
Sale of stock under employee stock purchase plans                                   439            231            256
                                                                            -----------    -----------    -----------
     Balance at end of year                                                     514,474        512,488        510,116
                                                                            -----------    -----------    -----------

Retained Earnings
Balance at beginning of year                                                    601,956        545,199        622,532
Net income (loss) for the year                                                  296,828        119,707        (14,394)
Cash dividends - $1.45 a share in 2000, $1.40 a share in 1999
  and 1998                                                                      (65,294)       (62,950)       (62,939)
                                                                            -----------    -----------    -----------
     Balance at end of year                                                     833,490        601,956        545,199
                                                                            -----------    -----------    -----------

Accumulated Other Comprehensive Income (Loss) -
  Foreign Currency Translation
Balance at beginning of year                                                     (4,984)       (23,520)           891
Translation gains (losses) during the year                                      (33,282)        18,536        (24,411)
                                                                            -----------    -----------    -----------
     Balance at end of year                                                     (38,266)        (4,984)       (23,520)
                                                                            -----------    -----------    -----------

Unamortized Restricted Stock Awards
Balance at beginning of year                                                     (2,328)        (2,361)          (944)
Stock awards                                                                         --             --         (3,238)
Amortization, forfeitures and changes in price of Common Stock                      918             33          1,821
                                                                            -----------    -----------    -----------
     Balance at end of year                                                      (1,410)        (2,328)        (2,361)
                                                                            -----------    -----------    -----------

Treasury Stock
Balance at beginning of year                                                    (98,735)       (99,976)      (101,518)
Exercise of stock options                                                         1,140            704            110
Awarded restricted stock, net of forfeitures                                       (349)            --          1,136
Sale of stock under employee stock purchase plan                                    441            537            296
                                                                            -----------    -----------    -----------
     Balance at end of year - 3,729,769 shares of Common
      Stock in 2000, 3,777,319 shares in 1999 and
      3,824,838 shares in 1998                                                  (97,503)       (98,735)       (99,976)
                                                                            -----------    -----------    -----------

Total Stockholders' Equity                                                  $ 1,259,560      1,057,172        978,233
                                                                            ===========    ===========    ===========


See notes to consolidated financial statements, page F-6.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Significant Accounting Policies

NATURE OF BUSINESS - Murphy Oil Corporation is an international oil and gas company that conducts its business through various operating subsidiaries. The Company produces oil and natural gas in the United States, Canada, the United Kingdom, and Ecuador, and conducts exploration activities worldwide. The Company has an interest in a Canadian synthetic oil operation, operates two petroleum refineries in the United States and has an interest in a U.K. refinery. Murphy markets petroleum products under various brand names and to unbranded wholesale customers in the United States and the United Kingdom.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Murphy Oil Corporation and all majority-owned subsidiaries. Investments in affiliates in which the Company owns from 20% to 50% are accounted for by the equity method. Other investments are generally carried at cost. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION - Revenues associated with sales of refined products and the Company's share of crude oil production are recorded when title passes to the customer. The Company uses the sales method to record revenues associated with natural gas production. The Company records a liability for natural gas balancing when the Company has sold more than its working interest share of natural gas production and the estimated remaining reserves make it doubtful that partners can recoup their share of production from the field. At December 31, 2000 and 1999, the liabilities for gas balancing arrangements were immaterial. Excise taxes collected on sales of refined products and remitted to governmental agencies are not included in revenues or in costs and expenses.

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

Oil and gas properties are evaluated by field for potential impairment; other properties are evaluated on a specific asset basis or in groups of similar assets, as applicable. An impairment is recognized when the estimated undiscounted future net cash flows of an evaluated asset are less than its carrying value.

Depreciation and depletion of producing oil and gas properties are recorded based on units of production. Unit rates are computed for unamortized development costs using proved developed reserves and for unamortized leasehold costs using all proved reserves. Estimated dismantlement, abandonment and site restoration costs, net of salvage value, are considered in determining depreciation and depletion. Refineries and certain marketing facilities are depreciated primarily using the composite straight-line method. Gasoline stations and other properties are depreciated by individual unit on the straight-line method.

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

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INVENTORIES - Inventories of crude oil other than refinery feedstocks are valued at the lower of cost, generally applied on a first-in-first-out (FIFO) basis, or market. Inventories of refinery feedstocks and finished products are valued at the lower of cost, generally applied on a last-in first-out (LIFO) basis, or market. Materials and supplies are valued at the lower of average cost or estimated value.

GOODWILL - The excess of the purchase price over the fair value of net assets acquired associated with the purchase of Beau Canada Exploration Ltd. (Beau Canada) was recorded as goodwill and is being amortized on a straight-line basis over 15 years. The Company assesses the recoverability of goodwill by comparing undiscounted future net cash flows for western Canadian oil and gas properties with the unamortized goodwill balance.

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

INCOME TAXES - The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable, and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse. Petroleum revenue taxes are provided using the estimated effective tax rate over the life of applicable U.K. properties. The Company uses the deferral method to account for Canadian investment tax credits associated with the Hibernia and Terra Nova oil fields.

FOREIGN CURRENCY - Local currency is the functional currency used for recording operations in Canada and Spain and the majority of activities in the United Kingdom. The U.S. dollar is the functional currency used to record all other operations. Gains or losses from translating foreign functional currency into U.S. dollars are included in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets. Exchange gains or losses from transactions in a currency other than the functional currency are included in income.

DERIVATIVE INSTRUMENTS - The Company uses derivative instruments on a limited basis to manage certain risks related to interest rates, commodity prices and foreign currency exchange rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company's senior management. The Company does not hold any derivatives for trading purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded either with creditworthy major financial institutions or over national exchanges. Effective January 1, 2001, the Company will adopt SFAS No. 133, which requires recognition of the fair value of all derivative instruments as assets or liabilities in its Consolidated Balance Sheet. The adoption of this standard will not have a significant effect on net income.

Designated instruments that are highly effective at reducing the exposure of assets, liabilities or anticipated transactions to interest rate, commodity price or currency risks are accounted for as hedges. Gains and losses on an instrument accounted for as a hedge of anticipated transactions are generally deferred and recognized during the same period for which the underlying hedged exposures are recognized. Certain commodity instruments acquired through an acquisition have been recorded as a liability based on their fair value at date of acquisition; gains and losses on these instruments partially offset changes to the recorded liability. Gains or losses on derivatives that cease to qualify as hedges are recognized in income or expense. When derivative instruments accounted for as hedges are terminated prior to maturity, the resulting gain or loss is generally deferred and recognized at the time that the underlying hedged exposure is recognized.

Gains and losses on interest rate swaps are recorded as an adjustment to Interest Expense in the Company's Consolidated Statements of Income. Gains and losses on crude oil and natural gas swaps that hedge the purchase prices of these commodities by the Company's refineries are recorded as a component of Crude Oil, Products and Related Operating Expenses in the Consolidated Statements of Income. Gains and losses on natural gas swaps that hedge the

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sales prices for certain natural gas produced and sold by the Company in Canada are recorded as an adjustment to the recorded liability in the Consolidated Balance Sheets or as an adjustment to Crude Oil and Natural Gas Sales in the Consolidated Statements of Income.

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

USE OF ESTIMATES - In preparing the financial statements of the Company in conformity with generally accepted U.S. accounting principles, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.

Note B - New Accounting Principles

In 2000, Murphy adopted the revenue recognition guidance in the Securities and Exchange Commission's Staff Accounting Bulletin 101. As a result of the change, Murphy records revenues related to its crude oil as the oil is sold, and carries its unsold crude oil production at cost rather than market value as in the past. Consequently, Murphy restated its operating results for the first three quarters of 2000 and recorded a transition adjustment of $8,733,000, net of income tax benefits of $3,886,000, for the cumulative effect on prior years. Excluding the cumulative effect transition adjustment, this accounting change increased income in 2000 by $1,145,000. The transition adjustment included a cumulative reduction of prior years' revenue of $20,591,000.

Pro forma net income for the three years ended December 31, 2000, assuming that the new revenue recognition method had been applied retroactively in each year, was as follows:

(Thousands of dollars except per share data)             2000          1999         1998
                                                         ----          ----         ----
Net income (loss) - As reported                      $   296,828      119,707     (14,394)
                    Pro forma                            305,561      111,336     (13,884)
Net income (loss) per share - As reported, basic     $      6.59         2.66        (.32)
                              Pro forma, basic              6.78         2.48        (.31)
                              As reported, diluted          6.56         2.66        (.32)
                              Pro forma, diluted            6.75         2.47        (.31)

In 2000, the Company also applied the provisions of Emerging Issue Task Force
(EITF) Issues 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," and 00-10, "Accounting for Shipping and Handling Fees." Prior to applying EITF 99-19, the Company reported the results of crude oil trading and certain other downstream activities on a net margin basis in either Other Operating Revenues or Crude Oil, Products and Related Operating Expenses in its Statements of Income and in its refining, marketing and transportation segment disclosures. Under EITF 99-19, the Company began reporting these activities as gross revenues and cost of sales. Before applying EITF 00-10, the Company reduced Crude Oil and Natural Gas Sales for certain gathering and pipeline charges incurred prior to the point of sale. Such costs have now been recorded as cost of sales rather than as a reduction of revenues. Due to applying these two accounting principles, the Company's previously reported revenues and cost of sales for the first nine months of 2000 and all preceding years presented have been reclassified to reflect the new presentation.

Note C - Acquisition of Beau Canada Exploration Ltd.

In early November 2000, Murphy acquired Beau Canada, an independent oil and natural gas company that primarily owned exploration licenses and producing natural gas and heavy oil fields in western Canada. The acquisition has been accounted for as a purchase; consequently, Beau Canada's operations subsequent to the acquisition date have been included in the Company's consolidated financial statements for the year ended December 31, 2000. The Company paid net cash of $127,476,000 to purchase all of Beau Canada's common stock at a price of approximately $1.44 a share.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also assumed debt in the acquisition of $124,227,000 that was repaid before the end of the year through issuance of a structural loan (see Note F). Murphy recorded goodwill of $48,396,000 associated with the Beau Canada acquisition, primarily due to the purchase price being greater than the fair value of the net assets acquired and deferred income tax liabilities required to be established in recording the acquisition.

The following table reflects the unaudited results of operations on a pro forma basis as if the Beau Canada acquisition had been completed at the beginning of 2000 and 1999. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the dates indicated, nor is it necessarily indicative of future operating results.

                                                                            Years Ended December 31,
                                                                            ------------------------
(Thousands of dollars except per share data)                                       2000         1999
                                                                                   ----         ----
Pro forma revenues                                                          $ 4,727,574    2,830,973
Pro forma income from continuing operations                                     303,479      121,011
Pro forma income from continuing operations per Common share - diluted             6.71         2.69

Note D - Property, Plant and Equipment

                                                     December 31, 2000         December 31, 1999
                                                  -----------------------   ------------------------
(Thousands of dollars)                               Cost         Net          Cost          Net
                                                  ----------   ----------   -----------   ----------
Exploration and production                        $4,156,422    1,616,424*    3,750,077    1,324,685*
Refining                                             710,623      256,469       698,100      259,883
Marketing                                            307,429      224,677       219,124      140,786
Transportation                                       111,409       62,210        84,391       38,762
Corporate and other                                   43,205       24,939        38,627       18,625
                                                  ----------   ----------    ----------   ----------
                                                  $5,329,088    2,184,719     4,790,319    1,782,741
                                                  ==========   ==========    ==========   ==========

*Includes $17,370 in 2000 and $16,270 in 1999 related to administrative assets and support equipment.

In the 2000 and 1998 Consolidated Statements of Income, the Company recorded noncash charges of $27,916,000 and $80,127,000, respectively, for impairment of certain properties. After related income tax benefits, these write-downs reduced net income by $17,817,000 in 2000 and $57,573,000 in 1998. The 2000 charges related to two natural gas fields in the Gulf of Mexico and two Canadian heavy oil properties that depleted earlier than anticipated. The 1998 charges resulted from management's expectation of a continuation of the low-price environment for sales of crude oil and natural gas that existed at the end of 1998; the write-down included certain oil and gas assets in the U.S. Gulf of Mexico, the U.K. North Sea, China, and Canada and certain marketing assets in Canada. The carrying values for properties determined to be impaired were reduced to the assets' fair values based on projected future discounted net cash flows, using the Company's estimates of future commodity prices.

Note E - Financing Arrangements

At December 31, 2000, the Company had an unused committed credit facility with a major banking consortium of an equivalent US $300,000,000 for a combination of U.S. dollar and Canadian dollar borrowings. U.S. dollar and Canadian dollar commercial paper totaling an equivalent US $110,633,000 at December 31, 2000 was outstanding and classified as nonrecourse debt. This outstanding debt is supported by a similar amount of credit facilities with major banks based on loan guarantees from the Canadian government. Depending on the credit facility, borrowings bear interest at prime or varying cost of fund options. Facility fees are due at varying rates on certain of the commitments. The facilities expire during 2002. In addition, the Company had unused uncommitted lines of credit with banks at December 31, 2000 totaling an equivalent US $155,548,000 for a combination of U.S. dollar and Canadian dollar borrowings.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has a shelf registration statement on file with the U.S. Securities and Exchange Commission that permits the offer and sale of up to $1 billion in debt and equity securities. No securities had been issued under this shelf registration as of December 31, 2000.

Note F - Long-term Debt

December 31 (Thousands of dollars)                                           2000         1999
                                                                           ---------    ---------
Notes payable
    7.05% notes, due 2029                                                  $ 247,369      247,277
    6.23% structured loan, due 2001-2005                                     175,000           --
    Other, 6% to 8%, due 2001-2021                                             1,244        1,363
                                                                           ---------    ---------
            Total notes payable                                              423,613      248,640
                                                                           ---------    ---------
Nonrecourse debt of a subsidiary
    Guaranteed credit facilities with banks
         Commercial paper, 5.73% to 6.60%, $41,233 payable in
           Canadian dollars, supported by credit facility, due 2001-2008     110,633      112,191
    Loan payable to Canadian government, interest free, payable in
      Canadian dollars, due 2001-2008                                         27,755       32,404
                                                                           ---------    ---------
            Total nonrecourse debt of a subsidiary                           138,388      144,595
                                                                           ---------    ---------
            Total debt including current maturities                          562,001      393,235
Current maturities                                                           (37,242)         (71)
                                                                           ---------    ---------
            Total long-term debt                                           $ 524,759      393,164
                                                                           =========    =========

Maturities for the four years after 2001 are: $45,412,000 in 2002, $48,805,000 in 2003, $51,985,000 in 2004 and $63,062,000 in 2005.

In 1999, $250,000,000 of 7.05% notes were issued in the public market. These notes mature in May 2029 and are shown in the above table net of unamortized discount.

With the support of a major bank consortium, the structured loan was borrowed by a Canadian subsidiary in December 2000 to replace temporary financing of the Beau Canada acquisition. The 6.23% fixed-rate loan reduces in quarterly installments over a five-year period beginning in 2001. Payment of interest under the loan has been guaranteed by the Company.

The nonrecourse guaranteed credit facilities were arranged to finance certain expenditures for the Hibernia oil field. Subject to certain conditions and limitations, the Canadian government has unconditionally guaranteed repayment of amounts drawn under the facilities to lenders having qualifying Participation Certificates. Additionally, payment is secured by a debenture that mortgages the Company's share of the Hibernia properties and the production therefrom. Recourse of the lenders is limited to the Canadian government's guarantee; the government's recourse to the Company is limited, subject to certain covenants, to Murphy's interest in the assets and operations of Hibernia. The Company has borrowed the maximum amount available under the Primary Guarantee Facility at December 31, 2000. Beginning in 2001, the amount guaranteed will reduce quarterly by the greater of 30% of Murphy's after-tax free cash flow from Hibernia or 1/32 of the original total guarantee. A guarantee fee of .5% is payable annually in arrears to the Canadian government.

The interest-free loan from the Canadian government was also used to finance expenditures for the Hibernia field. The outstanding balance is to be repaid in equal annual installments through 2008.

Note G - Provision for Reduction in Force

In early 1999, the Company offered enhanced voluntary retirement benefits to eligible exploration, production and administrative employees in its New Orleans and Calgary offices and severed certain other employees at these

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

locations. The voluntary retirements and severances reduced the Company's workforce by 31 employees, and a charge of $1,513,000 was recorded to income in 1999. The provision included additional defined benefit plan expense of $1,041,000 and severance and other costs of $472,000, the latter of which was essentially all paid during 1999.

Note H - Income Taxes

The components of income (loss) before income taxes and cumulative effect of accounting change for each of the three years ended December 31, 2000 and income tax expense (benefit) attributable thereto were as follows.

(Thousands of dollars)                               2000         1999         1998
                                                   ---------    ---------    ---------
Income (loss) before income taxes and cumulative
   effect of accounting change
     United States                                 $ 102,519       15,074       44,600
     Foreign                                         362,815      163,428      (52,877)
                                                   ---------    ---------    ---------
                                                   $ 465,334      178,502       (8,277)
                                                   =========    =========    =========

Income tax expense (benefit) before cumulative
   effect of accounting change
     Federal - Current/1/                          $  19,215      (13,497)       6,431
               Deferred                                5,665        1,597        6,232
               Noncurrent                             (2,261)      16,366        3,785
                                                   ---------    ---------    ---------
                                                      22,619        4,466       16,448
                                                   ---------    ---------    ---------
     State   - Current                                 3,129        1,342        2,021
                                                   ---------    ---------    ---------
     Foreign - Current                                76,184       40,726       (3,498)
               Deferred/2/                            59,776       11,165      (10,201)
               Noncurrent                             (1,935)       1,096        1,347
                                                   ---------    ---------    ---------
                                                     134,025       52,987      (12,352)
                                                   ---------    ---------    ---------
      Total                                        $ 159,773       58,795        6,117
                                                   =========    =========    =========

/1/ Net of benefit of $3,150 in 2000 for alternative minimum tax credits. /2/ Net of benefit of $609 in 1999 for a reduction in the U.K. tax rate.

Total income tax expense in 2000, including tax benefits associated with the cumulative effect of accounting change, was $155,887,000.

Noncurrent taxes, classified in the Consolidated Balance Sheets as a component of Deferred Credits and Other Liabilities, relate primarily to matters not resolved with various taxing authorities.

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company's income tax expense before cumulative effect of accounting change.

(Thousands of dollars)                                2000          1999        1998
                                                    ---------    ---------    ---------
Income tax expense (benefit) based on the
  U.S. statutory tax rate                           $ 162,867       62,475       (2,897)
Foreign income subject to foreign taxes at a rate
  different than the U.S. statutory rate               13,010        1,988        5,692
State income taxes                                      2,034          872        1,313
Settlement of U.S. taxes                              (17,016)      (5,000)        (704)
Settlement of foreign taxes                              --           --         (1,410)
Foreign asset impairment with no tax benefit             --           --          5,293
Other, net                                             (1,122)      (1,540)      (1,170)
                                                    ---------    ---------    ---------
   Total                                            $ 159,773       58,795        6,117
                                                    =========    =========    =========

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

An analysis of the Company's deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 showing the tax effects of significant temporary differences follows.

(Thousands of dollars)                                       2000        1999
                                                             ----        ----
Deferred tax assets
   Property and leasehold costs                           $  70,570       64,469
   Reserves for dismantlements and major repairs             63,754       53,470
   Federal alternative minimum tax credit carryforward         --          3,177
   Postretirement and other employee benefits                27,950       24,637
   Foreign tax operating losses                              27,888       23,135
   Other deferred tax assets                                 26,681       29,379
                                                          ---------    ---------
       Total gross deferred tax assets                      216,843      198,267
   Less valuation allowance                                 (60,958)     (57,388)
                                                          ---------    ---------
       Net deferred tax assets                              155,885      140,879
                                                          ---------    ---------
Deferred tax liabilities

   Property, plant and equipment                            (45,860)     (32,985)
   Accumulated depreciation, depletion and amortization    (285,444)    (213,674)
   Other deferred tax liabilities                           (28,633)     (27,364)
                                                          ---------    ---------
       Total gross deferred tax liabilities                (359,937)    (274,023)
                                                          ---------    ---------
       Net deferred tax liabilities                       $(204,052)    (133,144)
                                                          =========    =========

The Company has tax loss and other carryforwards of $111,551,000 associated with its operations in Ecuador. The losses have a carryforward period of no more than five years, with certain losses limited to 25% of each year's taxable income. These losses begin to expire in 2002.

In management's judgment, the net deferred tax assets in the preceding table will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies. The valuation allowance for deferred tax assets relates primarily to tax assets arising in foreign tax jurisdictions, and in the judgment of management, these tax assets are not likely to be realized. The valuation allowance increased $3,570,000 in 2000, but decreased $4,970,000 in 1999; the change in each year primarily offset the change in certain deferred tax assets. Any subsequent reductions of the valuation allowance will be reported as reductions of tax expense assuming no offsetting change in the deferred tax asset.

The Company has not recorded a deferred tax liability of $27,625,000 related to undistributed earnings of certain foreign subsidiaries at December 31, 2000 because the earnings are considered permanently invested.

Tax returns are subject to audit by various taxing authorities. In 2000, 1999 and 1998, the Company recorded benefits to income of $25,618,000, $5,000,000 and $2,114,000, respectively, from settlements of U.S. and foreign tax issues primarily related to prior years. The Company believes that adequate accruals have been made for unsettled issues.

Note I - Incentive Plans

The Company's 1992 Stock Incentive Plan (the Plan) authorized the Executive Compensation and Nominating Committee (the Committee) to make annual grants of the Company's Common Stock to executives and other key employees as follows: (1) stock options (nonqualified or incentive), (2) stock appreciation rights (SAR), and/or (3) restricted stock. Annual grants may not exceed 1% (.5% prior to 2000) of shares outstanding at the end of the preceding year; allowed shares not granted may be granted in future years. The Company uses APB Opinion No. 25 to account for stock-based compensation, accruing costs of options and restricted stock over the vesting/performance periods and adjusting costs for changes in fair market value of Common Stock. Compensation cost charged against (credited to) income for stock-based plans was $7,914,000 in 2000, $13,161,000 in 1999 and $(4,646,000) in 1998; outstanding awards were not significantly modified in the last three years.

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

(Thousands of dollars except per share data)         2000       1999      1998
                                                     ----       ----      ----
Net income (loss)    -  As reported               $  296,828  119,707   (14,394)
                        Pro forma                    299,031  124,543   (18,182)
Earnings per share   -  As reported, basic        $     6.59     2.66      (.32)
                        Pro forma, basic                6.64     2.77      (.40)
                        As reported, diluted            6.56     2.66      (.32)
                        Pro forma, diluted              6.61     2.76      (.40)

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

The pro forma net income calculations in the preceding table reflect the following fair values of options granted in 2000, 1999 and 1998; fair values of options have been estimated by using the Black-Scholes pricing model and the assumptions as shown.

                                           2000         1999           1998
                                           ----         ----           ----
Fair value per share at grant date     $  15.00      $  7.76        $  9.01
Assumptions
    Dividend yield                         2.91%        2.87%          2.91%
    Expected volatility                   26.06%       24.21%         17.27%
    Risk-free interest rate                6.76%        4.77%          5.46%
    Expected life                         5 yrs.       5 yrs.         5 yrs.

Changes in options outstanding, including shares issued under a prior plan, were as follows.

                                                                   Average
                                                 Number           Exercise
                                               of Shares            Price
                                               ---------            -----
Outstanding at December 31, 1997                 770,689         $  48.04
Granted at FMV                                   312,000            49.75
Exercised                                        (17,400)           36.04
Forfeited                                        (12,040)           49.34
                                               ---------
    Outstanding at December 31, 1998           1,053,249            48.73
Granted at FMV                                   325,500            35.69
Exercised                                       (109,130)           39.57
Forfeited                                        (15,250)           45.27
                                               ---------
    Outstanding at December 31, 1999           1,254,369            46.19
Granted at FMV                                   396,000            56.97
Exercised                                       (192,549)           43.63
Forfeited                                         (5,250)           49.75
                                               ---------
    Outstanding at December 31, 2000           1,452,570            49.45
                                               =========

Exercisable at December 31, 1998                 284,529         $  39.53
Exercisable at December 31, 1999                 441,119            45.36
Exercisable at December 31, 2000                 590,820            51.80

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information about stock options outstanding at December 31, 2000 is shown below.

                                                Options Outstanding                        Options Exercisable
                                  ------------------------------------------            ------------------------
Range of Exercise                     No. of         Avg. Life          Avg.             No. of            Avg.
Prices Per Share                     Options          in Years         Price            Options            Price
----------------                     -------          --------         -----            -------            -----
$34.56 to $42.25                     443,570               6.9       $ 36.88            123,070          $ 39.99
$49.75 to $50.38                     396,250               6.8         49.94            251,000            50.06
$55.41 to $65.49                     612,750               8.0         58.23            216,750            60.54
                                   ---------                                            -------
                                   1,452,570               7.4         49.45            590,820            51.80
                                   =========                                            =======

SAR - SAR may be granted in conjunction with or independent of stock options; the Committee determines when SAR may be exercised and the price. No SAR have been granted.

RESTRICTED STOCK - Shares of restricted stock were granted under the Plan in certain years. Each grant will vest if the Company achieves specific financial objectives at the end of a five-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met. During the performance period, a grantee receives dividends and may vote these shares, but shares are subject to transfer restrictions and are all or partially forfeited if a grantee terminates. The Company may reimburse a grantee up to 50% of the award value for personal income tax liability on stock awarded. For the pro forma net income calculation, the fair value per share of restricted stock granted in 1998 was $49.50, the market price of the stock at the date granted. On December 31, 2000, approximately 50% of eligible shares granted in 1996 were awarded, and the remaining shares were forfeited based on financial objectives achieved. On December 31, 1998, all shares granted in 1994 were forfeited because financial objectives were not achieved. Changes in restricted stock outstanding were as follows.

(Number of shares)               2000       1999      1998
                                 ----       ----      ----
Balance at beginning of year    83,364     83,364    39,856
Granted                             --         --    59,750
Awarded                        (12,077)        --        --
Forfeited                      (12,954)        --   (16,242)
                               -------    -------   -------
     Balance at end of year     58,333     83,364    83,364
                               =======    =======   =======

CASH AWARDS - The Committee also administers the Company's incentive compensation plans, which provide for annual or periodic cash awards to officers, directors and key employees if the Company achieves specific financial objectives. Compensation expense of $6,970,000, $5,301,000 and $518,000 was recorded in 2000, 1999, and 1998, respectively, for these plans.

EMPLOYEE STOCK PURCHASE PLAN (ESPP) - The Company has an ESPP, under which, as amended in 2000, 150,000 shares of the Company's Common Stock could be purchased by employees. Each quarter, an eligible U.S. or Canadian employee may elect to withhold up to 10% of his or her salary to purchase shares of the Company's stock at a price equal to 90% of the fair value of the stock as of the first day of the quarter. The ESPP will terminate on the earlier of the date that employees have purchased all 150,000 shares or June 30, 2007. Employee stock purchases under the ESPP were 13,675 shares at an average price of $51.08 a share in 2000, 20,487 shares at $37.56 in 1999 and 11,315 shares at $48.81 in
1998. At December 31, 2000, 100,197 shares remained available for sale under the ESPP. Compensation costs related to the ESPP were immaterial.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note J - Employee and Retiree Benefit Plans

PENSION AND POSTRETIREMENT PLANS - The Company has noncontributory defined benefit pension plans that cover substantially all full-time employees. During 2000, certain employees in Canada converted their defined benefit pension plan coverage to a contributory defined contribution plan. Henceforth, new Canadian employees may only participate in the defined contribution plan. The Company recorded a settlement gain of $1,824,000 associated with these conversions in 2000. The Company also sponsors health care and life insurance benefit plans for most retired U.S. employees. The health care benefits are contributory; the life insurance benefits are noncontributory.

The tables that follow provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 2000 and 1999 and a statement of the funded status as of December 31, 2000 and 1999.

                                                       Pension                Postretirement
                                                      Benefits                   Benefits
                                               ----------------------      --------------------
(Thousands of dollars)                              2000         1999         2000         1999
                                                    ----         ----         ----         ----
Change in benefit obligation
Obligation at January 1                        $ 240,630      238,022       34,350       36,749
Service cost                                       5,460        5,791          753          712
Interest cost                                     17,010       15,516        2,699        2,366
Plan amendments                                    3,502          225           --           --
Participant contributions                             --           --          566          531
Actuarial (gain) loss                              1,203       (6,167)       3,219       (2,916)
Curtailment                                           --          226           --           --
Settlements                                       (2,257)         (82)          --           --
Special early retirement benefits                     --        1,079           --           --
Exchange rate changes                             (3,461)          18           --           --
Benefits paid                                    (14,369)     (13,998)      (3,133)      (3,092)
                                               ---------    ---------    ---------    ---------
    Obligation at December 31                    247,718      240,630       38,454       34,350
                                               ---------    ---------    ---------    ---------

Change in plan assets
Fair value of plan assets at January 1           304,474      286,846           --           --
Actual return on plan assets                      15,393       30,613           --           --
Employer contributions                               687          842        2,567        2,561
Participant contributions                             --           --          566          531
Settlements                                       (2,271)         (82)          --           --
Exchange rate changes                             (3,711)         253           --           --
Benefits paid                                    (14,369)     (13,998)      (3,133)      (3,092)
                                               ---------    ---------    ---------    ---------
    Fair value of plan assets at December 31     300,203      304,474           --           --
                                               ---------    ---------    ---------    ---------

Reconciliation of funded status
Funded status at December 31                      52,485       63,844      (38,454)     (34,350)
Unrecognized actuarial (gain) loss               (22,440)     (43,292)       6,594        3,610
Unrecognized transition asset                    (13,047)      (8,729)          --           --
Unrecognized prior service cost                    7,806        6,391           --           --
                                               ---------    ---------    ---------    ---------
    Net plan asset (liability) recognized      $  24,804       18,214      (31,860)     (30,740)
                                               =========    =========    =========    =========

Amounts recognized in the Consolidated
  Balance Sheets at December 31
Prepaid benefit asset                          $  40,152       34,200           --           --
Accrued benefit liability                        (17,051)     (16,300)     (31,860)     (30,740)
Intangible asset                                   1,703          314           --           --
                                               ---------    ---------    ---------    ---------
    Net plan asset (liability) recognized      $  24,804       18,214      (31,860)     (30,740)
                                               =========    =========    =========    =========

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's U.S. and Canadian nonqualified retirement plans and U.S. directors' retirement plan were the only pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2000 and 1999. The accumulated benefit obligations of these plans at December 31, 2000 and 1999 were $10,060,000 and $7,784,000, respectively; there were no assets in these plans. The Company's postretirement benefit plan had no plan assets; the benefit obligations for this plan at December 31, 2000 and 1999 were $38,454,000 and $34,350,000, respectively.

The table that follows provides the components of net periodic benefit expense (credit) for each of the three years ended December 31, 2000.

                                             Pension Benefits                Postretirement Benefits
                                     --------------------------------    ------------------------------
(Thousands of dollars)                   2000        1999        1998        2000       1999       1998
                                         ----        ----        ----        ----       ----       ----
Service cost                         $  5,461       5,791       5,242         753        712        601
Interest cost                          17,010      15,516      15,309       2,699      2,366      2,474
Expected return on plan assets        (24,412)    (23,105)    (22,180)         --         --         --
Amortization of prior service cost        791         622         626          --         --         --
Amortization of transitional asset     (2,585)     (2,204)     (2,211)         --         --         --
Recognized actuarial (gain) loss         (395)       (766)       (758)        234        203        194
                                     --------    --------    --------    --------   --------   --------
                                       (4,130)     (4,146)     (3,972)      3,686      3,281      3,269
Settlement gain                        (1,824)         --          --          --         --         --
Special early retirement benefits          --       1,041          --          --         --         --
                                     --------    --------    --------    --------   --------   --------
    Net periodic benefit
      expense (credit)               $ (5,954)     (3,105)     (3,972)      3,686      3,281      3,269
                                     ========    ========    ========    ========   ========   ========

The preceding tables include the following amounts related to foreign benefit plans.

                                                   Pension             Postretirement
                                                   Benefits               Benefits
                                             -------------------     -------------------
(Thousands of dollars)                            2000      1999      2000          1999
                                                  ----      ----      ----          ----
Benefit obligation at December 31            $  49,608    53,675         -             -
Fair value of plan assets at December 31        55,473    61,462         -             -
Net plan liability recognized                     (876)   (3,178)        -             -
Net periodic benefit expense (credit)           (1,960)      364         -             -

The following table provides the weighted-average assumptions used in the measurement of the Company's benefit obligations at December 31, 2000 and 1999.


                                                   Pension             Postretirement
                                                   Benefits               Benefits
                                             -------------------     -------------------
                                                  2000      1999      2000          1999
                                                  ----      ----      ----          ----
Discount rate                                     7.25%     7.26%     7.50%         7.50%
Expected return on plan assets                    8.33%     8.34%        -             -
Rate of compensation increase                     4.63%     4.66%        -             -

For purposes of measuring postretirement benefit obligations at December 31, 2000, the future annual rates of increase in the cost of health care were assumed to be 5.5% for 2001 and 4.5% for 2002 and beyond.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumed health care cost trend rates have a significant effect on the expense and obligation reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects.

(Thousands of dollars)                                            1% Increase       1% Decrease
                                                                  -----------       -----------
Effect on total service and interest cost components of
 net periodic postretirement benefit expense for the
 year ended December 31, 2000                                          $  236               (224)
Effect on the health care component of the accumulated
 postretirement benefit obligation at December 31, 2000                 2,191             (2,123)

THRIFT PLANS - Most employees of the Company may participate in thrift or savings plans by allotting up to a specified percentage of their base pay. The Company matches contributions at a stated percentage of each employee's allotment based on years of participation in the plans. Amounts charged to expense for these plans were $3,699,000 in 2000, $2,523,000 in 1999 and $3,333,000 in 1998.

Note K - Financial Instruments

DERIVATIVE INSTRUMENTS - As discussed in Note A, Murphy utilizes derivative instruments on a limited basis to manage risks related to interest rates, foreign currency exchange rates and commodity prices. At December 31, 2000 and 1999, the Company had interest rate swap agreements with notional amounts totaling $100,000,000 that serve to convert an equal amount of variable rate long-term debt to fixed rates. The swaps mature in 2002 and 2004. The swaps require Murphy to pay an average interest rate of 6.46% over their composite lives and to receive a variable rate, which averaged 6.72% at December 31, 2000. The variable rate received by the Company under each contact is repriced quarterly.

Prior to April 2000, the Company was a party to crude oil swap agreements for a total notional volume of 2.3 million barrels that reduced a portion of the financial exposure of Murphy's U.S. refineries to crude oil price movements in 2001 and 2002. Under each swap agreement, Murphy would have paid a fixed crude oil price and would have received the average near-month NYMEX West Texas Intermediate crude oil price during the agreement's contractual maturity period. In April 2000, Murphy settled contracts for 1.7 million barrels, receiving cash of $5,806,000 from the counterparties, and entered into offsetting contracts for the remaining swap agreements, locking in a future cash settlement of $1,929,000. These settlement gains have been deferred and will be recognized as a reduction of costs of crude oil purchases in 2001 and 2002.

The Company periodically uses natural gas swap agreements to reduce a portion of the financial exposure of its Meraux, Louisiana refinery to fluctuations in the price of natural gas purchased for fuel. At December 31, 2000, Murphy was a party to natural gas swap agreements for a total notional volume of 7 million MMBTU that hedge natural gas purchases in 2002 through 2004. The swaps require Murphy to pay an average natural gas price of $2.61 an MMBTU and to receive the average NYMEX Henry Hub price for the final three trading days of each respective month. Unrealized gains or losses on such swap contracts are deferred and recognized in connection with the associated fuel purchases.

The Company has natural gas swaps obtained through the acquisition of Beau Canada that reduce a portion of the financial exposure of certain Canadian natural gas production to fluctuations in sales prices. At December 31, 2000, Murphy was a party to natural gas swap agreements for the sale of a notional amount of 20,000 gigajoules (GJ) per day through October 2001. The swaps require Murphy to pay based on the AECO "C" index and to receive an average of C$2.47 per GJ. In addition, the Company was a party to a natural gas swap agreement for the purchase of 10,000 GJ per day through October 2001. The swap requires Murphy to pay C$5.64 per GJ and to receive based on the AECO "C" index. The fair value of these swaps was recorded as a net liability upon the acquisition of Beau Canada. The swaps are settled monthly and net payments by the Company are recorded as a reduction of the associated liability, with any differences recorded as an adjustment of natural gas sales revenue.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE - The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2000 and 1999. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, trade accounts receivable, investments and noncurrent receivables, trade accounts payable, and accrued expenses, all of which had fair values approximating carrying amounts.

                                                              2000                               1999
                                                    ------------------------           ------------------------
                                                    Carrying        Fair               Carrying         Fair
(Thousands of dollars)                               Amount         Value               Amount          Value
                                                     ------         -----               ------          -----
Financial liabilities and deferred credits
   Current and long-term debt                    $  (562,001)      (526,891)           (393,235)      (373,546)
   Natural gas swaps                                 (12,615)       (17,905)                  -              -
Off-balance-sheet exposures -
 unrealized gain (loss)
   Interest rate swaps                                     -         (1,956)                  -            266
   Crude oil swaps                                         -          1,793                   -          2,668
   Natural gas swaps                                       -          6,196                   -            (83)
   Financial guarantees and letters of credit              -              -                   -              -

The carrying amounts of current and long-term debt in the preceding table are included in the Consolidated Balance Sheets under Current Maturities of Long-Term Debt, Notes Payable and Nonrecourse Debt of a Subsidiary. The recorded natural gas swaps are included in Other Accrued Liabilities. The following methods and assumptions were used to estimate the fair value of each class of financial instruments shown in the table.

 . Current and long-term debt - The fair value is estimated based on current rates offered the Company for debt of the same maturities.

 . Interest rate swaps, crude oil swaps and natural gas swaps - The fair values are based on published index prices or quotes from counterparties.

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

Note L - Stockholder Rights Plan

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

Note M - Earnings per Share

The following table reconciles the weighted-average shares outstanding for computation of basic and diluted income (loss) per Common share for each of the three years ended December 31, 2000. No difference existed between net income
(loss) used in computing basic and diluted income (loss) per Common share for these years.

(Weighted-average shares outstanding)      2000         1999         1998
                                        ----------   ----------   ----------
Basic method                            45,031,665   44,970,457   44,955,679
Dilutive stock options                     208,041       59,768         --
                                        ----------   ----------   ----------
   Diluted method                       45,239,706   45,030,225   44,955,679
                                        ==========   ==========   ==========

The computations of diluted earnings per share in the Consolidated Statements of Income did not consider outstanding options at year end of 147,000 shares in 2000, 684,750 shares in 1999 and 1,053,249 shares in 1998 because the effects of these options would have improved the Company's earnings per share. Average exercise prices per share of the options not used were $62.97, $53.34 and $48.73, respectively.

Note N - Other Financial Information

INVENTORIES - Inventories accounted for under the LIFO method totaled $85,968,000 and $72,452,000 at December 31, 2000 and 1999, respectively, and were $123,963,000 and $115,236,000 less than such inventories would have been valued using the first-in first-out method.

FOREIGN CURRENCY - Cumulative translation gains and losses, net of insignificant related income tax effects, are included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets. At December 31, 2000, components of the net cumulative loss of $38,266,000 were gains (losses) of $12,715,000 for pounds sterling, $(51,248,000) for Canadian dollars and $267,000 for other currencies. Comparability of net income was not significantly affected by exchange rate fluctuations in 2000, 1999 or 1998. Net gains (losses) from foreign currency transactions included in the Consolidated Statements of Income were $252,000 in 2000, $(847,000) in 1999 and $282,000 in 1998.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CASH FLOW DISCLOSURES - In association with the Beau Canada acquisition, the Company assumed debt of $124,227,000, a nonmonetary transaction excluded from both financing and investing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2000. Cash income taxes paid (refunded) were $53,583,000, $(5,343,000) and $26,227,000 in 2000, 1999 and 1998,
respectively. Interest paid, net of amounts capitalized, was $15,185,000, $17,140,000 and $9,551,000 in 2000, 1999 and 1998, respectively.

Noncash operating working capital (increased) decreased for each of the three years ended December 31, 2000 as follows.

(Thousands of dollars)                                               2000         1999        1998
                                                                     ----         ----        ----
Accounts receivable                                               $ (95,675)    (123,566)      38,541
Inventories                                                         (12,197)     (21,866)      28,639
Prepaid expenses                                                      5,794        4,147       15,031
Deferred income tax assets                                           (4,196)      (8,600)       2,158
Accounts payable and accrued liabilities                            142,228       99,382      (85,503)
Current income tax liabilities                                       30,048       15,344       (2,676)
                                                                  ---------    ---------    ---------
   Net (increase) decrease in noncash operating working capital
      excluding acquisition of Beau Canada                        $  66,002      (35,159)      (3,810)
                                                                  =========    =========    =========

Note O - Commitments

The Company leases land, gasoline stations and other facilities under operating leases. Future minimum rental commitments under noncancellable operating leases are not material. Commitments for capital expenditures were approximately $353,000,000 at December 31, 2000, including $176,000,000 related to a clean fuels expansion project at the Meraux refinery and $67,000,000 related to the Company's multiyear contract for a semisubmersible deepwater drilling rig. Certain costs committed under the rig contract will be charged to the Company's partners when future deepwater wells are drilled.

Note P - Contingencies

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

ENVIRONMENTAL MATTERS - On June 29, 2000, the U.S. Government and the State of Wisconsin each filed a lawsuit against Murphy in the U.S. District Court for the Western District of Wisconsin. The State action was subsequently dismissed by the federal court and refiled in state court in Douglas County, Wisconsin. The suits, arising out of a 1998 compliance inspection, include claims for alleged violations of federal and state environmental laws at Murphy's Superior, Wisconsin refinery. The suits seek compliance as well as substantial monetary penalties. The Company believes it has valid defenses to these allegations and plans a vigorous defense. The Company does not have an estimate or a range of potential liability at this time and can give no assurance about the outcome.

The Company does not believe that the resolution of these suits or other known environmental matters will have a material adverse effect on its financial condition. There is the possibility that expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. Such expenditures could materially affect the results of operations in a future period.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other matters related to the Company's environmental contingencies are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the section entitled "Environmental" beginning on page 15 of this Form 10-K report.

OTHER MATTERS - The Company and its subsidiaries are engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business and none of which is considered material. In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At December 31, 2000, the Company had contingent liabilities of $128,500,000 under certain financial guarantees and $58,200,000 on outstanding letters of credit.

Note Q - Subsequent Event (unaudited)

On March 1, 2001, the Company announced it had entered into an agreement, subject to conditions, to sell its Canadian pipeline and trucking operation for total proceeds of approximately $163,000,000, including inventory. The transaction should close in the second quarter and would result in an after-tax gain of approximately $69,000,000.

Note R - Business Segments

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

Information about business segments and geographic operations is reported in the following tables. Excise taxes on petroleum products of $1,052,760,000, $898,917,000 and $831,385,000 for the years 2000, 1999 and 1998, respectively, were excluded from revenues and costs and expenses. For geographic purposes, revenues are attributed to the country in which the sale occurs. The Company had no single customer from which it derived more than 10% of its revenues. Murphy's equity method investments are in companies that transport crude oil and petroleum products. Corporate and other activities, including interest income, miscellaneous gains and losses, interest expense and unallocated overhead, are shown in the tables to reconcile the business segments to consolidated totals. As used in the table on page F-22, Certain Long-Lived Assets at December 31 exclude investments, noncurrent receivables, deferred tax assets and intangible assets. In the tables on pages F-22 and F-23, certain amounts for 1999 and 1998 have been reclassified to conform to 2000 presentation.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                        Exploration and Production
Segment Information                                -------------------------------------------------------------------
(Millions of dollars)                              U.S.       Canada       U.K.       Ecuador       Other       Total
                                                   ---        ------       ---        -------       -----       -----
Year ended December 31, 2000
Segment income (loss) before cumulative
   effect of accounting change                $    50.3        108.1       90.2          21.1       (17.0)      252.7
Revenues from external customers                  205.6        278.6      211.5          51.5         2.2       749.4
Intersegment revenues                              73.4        106.3       11.6             -           -       191.3
Interest income                                       -            -          -             -           -           -
Interest expense, net of capitalization               -            -          -             -           -           -
Income of equity companies                            -            -          -             -           -           -
Income tax expense (benefit)                       27.1         66.3       56.2             -           -       149.6
Significant noncash charges (credits)
   Depreciation, depletion, amortization           50.2         70.0       41.7           6.8          .5       169.2
   Impairment of properties                        21.0          6.9          -             -           -        27.9
   Provisions for major repairs                       -          3.3          -             -           -         3.3
   Amortization of undeveloped leases               7.7          6.4          -             -           -        14.1
   Deferred and noncurrent income taxes            (5.1)        55.6       (1.5)            -         1.0        50.0
Additions to property, plant, equipment            69.9        425.5       24.6          12.3         8.9       541.2
Total assets at year-end                          413.6      1,131.1      261.7          79.8        16.4     1,902.6
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
Segment income (loss)                         $    35.3         47.0       37.2          22.6        (7.7)      134.4
Revenues from external customers                  155.8        164.2      119.0          39.0         2.0       480.0
Intersegment revenues                              50.6         58.7       23.4             -           -       132.7
Interest income                                       -            -          -             -           -           -
Interest expense, net of capitalization               -            -          -             -           -           -
Income of equity companies                            -            -          -             -           -           -
Income tax expense (benefit)                       10.3         24.8       24.5             -          .5        60.1
Significant noncash charges (credits)
   Depreciation, depletion, amortization           65.1         50.9       42.8           8.0          .1       166.9
   Provisions for major repairs                       -          2.5          -             -           -         2.5
   Amortization of undeveloped leases               7.0          4.0          -             -           -        11.0
   Deferred and noncurrent income taxes            12.6         21.3       (3.8)            -         1.3        31.4
Additions to property, plant, equipment            60.7        143.0       25.6           7.1         (.1)      236.3
Total assets at year-end                          391.0        737.9      299.4          60.0         9.5     1,497.8
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998
Segment income (loss)                         $      .7         (7.5)     (13.3)          4.8       (35.1)      (50.4)
Revenues from external customers                  151.2         95.6       82.8          26.4         2.7       358.7
Intersegment revenues                              32.4         42.5       12.3             -           -        87.2
Interest income                                       -            -          -             -           -           -
Interest expense, net of capitalization               -            -          -             -           -           -
Income of equity companies                            -            -          -             -           -           -
Income tax expense (benefit)                        (.1)       (11.3)      (1.6)          (.8)         .1       (13.7)
Significant noncash charges (credits)
   Depreciation, depletion, amortization           66.0         44.5       42.9          10.2           -       163.6
   Impairment of properties                        29.9         10.1       24.3             -        15.1        79.4
   Provisions for major repairs                       -          3.1          -             -           -         3.1
   Amortization of undeveloped leases               6.7          3.8          -             -           -        10.5
   Deferred and noncurrent income taxes            (3.3)        (6.3)      (4.3)            -          .7       (13.2)
Additions to property, plant, equipment           104.0         94.1       67.5          10.2          .7       276.5
Total assets at year-end                          399.1        595.6      317.6          60.3        13.3     1,385.9
------------------------------------------------------------------------------------------------------------------------------------

Geographic Information                                       Certain Long-Lived Assets at December 31
                                                   ------------------------------------------------------------------
(Millions of dollars)                              U.S.       Canada       U.K.       Ecuador       Other       Total
                                                   ----       ------       ----       -------       -----       -----
2000                                          $   764.8      1,063.2      297.1          59.0        14.6     2,198.7
1999                                              687.0        724.4      331.6          53.5         7.7     1,804.2
1998                                              675.5        600.4      352.0          54.3         8.4     1,690.6

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Segment Information (Continued)                    Refining, Marketing & Transportation
                                                        ------------------------------------           Corp. &      Consoli-
     (Millions of dollars)                            U.S.       U.K.       Canada        Total          Other       dated
                                                      ----       ----       ------        -----          -----       -----
     Year ended December 31, 2000
     Segment income (loss) before cumulative
        effect of accounting change              $     23.9       23.0         7.6          54.5          (1.7)       305.5
     Revenues from external customers               2,842.1      458.2       564.6       3,864.9          24.9      4,639.2
     Intersegment revenues                               .9          -          .7           1.6             -        192.9
     Interest income                                      -          -           -             -          21.7         21.7
     Interest expense, net of capitalization              -          -           -             -          16.3         16.3
     Income of equity companies                          .6          -           -            .6             -           .6
     Income tax expense (benefit)                      13.2       11.3         6.9          31.4         (21.2)       159.8
     Significant noncash charges (credits)
        Depreciation, depletion, amortization          32.7        5.6         2.6          40.9           3.4        213.5
        Impairment of properties                          -          -           -             -             -         27.9
        Provisions for major repairs                   17.6        1.8           -          19.4            .1         22.8
        Amortization of undeveloped leases                -          -           -             -             -         14.1
        Deferred and noncurrent income taxes            5.2        1.2           -           6.4           7.0         63.4
     Additions to property, plant, equipment          112.0       12.4        29.4         153.8          11.4        706.4
     Total assets at year-end                         670.4      222.6       125.6       1,018.6         213.2      3,134.4
---------------------------------------------------------------------------------------------------------------------------
     Year ended December 31, 1999
     Segment income (loss)                       $      1.6       14.0         6.8          22.4         (37.1)       119.7
     Revenues from external customers               1,641.4      337.9       292.7       2,272.0           4.4      2,756.4
     Intersegment revenues                              4.6          -          .6           5.2             -        137.9
     Interest income                                      -          -           -             -           3.9          3.9
     Interest expense, net of capitalization              -          -           -             -          20.3         20.3
     Income of equity companies                          .5          -           -            .5             -           .5
     Income tax expense (benefit)                        .4        6.6         6.6          13.6         (14.9)        58.8
     Significant noncash charges (credits)
        Depreciation, depletion, amortization          27.6        5.8         2.0          35.4           2.7        205.0
        Provisions for major repairs                   14.2        1.9           -          16.1            .1         18.7
        Amortization of undeveloped leases                -          -           -             -             -         11.0
        Deferred and noncurrent income taxes            7.9        (.5)          -           7.4           (.8)        38.0
     Additions to property, plant, equipment           76.4       11.4          .3          88.1           2.6        327.0
     Total assets at year-end                         549.7      199.0        89.6         838.3         109.4      2,445.5
---------------------------------------------------------------------------------------------------------------------------
     Year ended December 31, 1998
     Segment income (loss)                       $     27.7       17.3         2.5          47.5         (11.5)       (14.4)
     Revenues from external customers               1,413.9      287.9       282.1       1,983.9           4.4      2,347.0
     Intersegment revenues                              3.1          -          .3           3.4             -         90.6
     Interest income                                      -          -           -             -           4.0          4.0
     Interest expense, net of capitalization              -          -           -             -          10.5         10.5
     Income of equity companies                          .8          -           -            .8             -           .8
     Income tax expense (benefit)                      15.7        7.9         3.1          26.7          (6.9)         6.1
     Significant noncash charges (credits)
        Depreciation, depletion, amortization          29.3        5.2         1.9          36.4           3.2        203.2
        Impairment of properties                          -          -          .7            .7             -         80.1
        Provisions for major repairs                   15.2        2.0           -          17.2            .1         20.4
        Amortization of undeveloped leases                -          -           -             -             -         10.5
        Deferred and noncurrent income taxes            2.9         .6         (.3)          3.2           9.1          (.9)
     Additions to property, plant, equipment           45.6        6.8         2.6          55.0           2.2        333.7
     Total assets at year-end                         465.5      160.8        50.2         676.5         102.0      2,164.4
---------------------------------------------------------------------------------------------------------------------------

     Geographic Information                                    Revenues from External Customers for the Year
                                                     ---------------------------------------------------------------------
     (Millions of dollars)                           U.S.         U.K.      Canada         Ecuador        Other      Total
                                                     ----         ----      ------         -------        -----      -----
     2000                                        $  3,065.9      674.2       845.4          51.5           2.2      4,639.2
     1999                                           1,798.4      459.8       457.2          39.0           2.0      2,756.4
     1998                                           1,565.4      374.2       378.3          26.4           2.7      2,347.0

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

Synthetic oil reserves in Canada are attributable to Murphy's share, after deducting estimated net profit royalty, of the Syncrude project and include currently producing leases. Additional reserves will be added as development progresses.

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

The reported value of proved reserves is not necessarily indicative of either fair market value or present value of future cash flows because prices, costs and governmental policies do not remain static; appropriate discount rates may vary; and extensive judgment is required to estimate the timing of production. Other logical assumptions would likely have resulted in significantly different amounts. Average year-end 2000 crude oil prices used for this calculation were $23.24 a barrel for the United States, $24.73 for Canadian light, $7.74 for Canadian heavy, $22.97 for Canadian offshore, $22.33 for the United Kingdom and $17.75 for Ecuador. Average year-end 2000 natural gas prices used were $6.58 an MCF for the United States, $5.68 for Canada and $2.76 for the United Kingdom.

Schedule 6 also presents the principal reasons for change in the standardized measure of discounted future net cash flows for each of the three years ended December 31, 2000.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

Schedule 1 - Estimated Net Proved Oil Reserves

                                               Crude Oil, Condensate and Natural Gas Liquids
                                         -----------------------------------------------------      Synthetic
                                         United                  United                               Oil -
(Millions of barrels)                    States     Canada       Kingdom      Ecuador    Total       Canada         Total
                                         ------     ------       -------      -------    -----       ------         -----
Proved
December 31, 1997                         19.1       49.1          57.3         31.1      156.6        103.5        260.1
Revisions of previous estimates           (1.0)       6.7           5.0          2.6       13.3         15.9         29.2
Purchases                                    -        1.3             -            -        1.3            -          1.3
Extensions and discoveries                 8.0         .3             -          1.3        9.6            -          9.6
Production                                (2.8)      (6.5)         (5.6)        (2.8)     (17.7)        (3.8)       (21.5)
Sales                                      (.3)       (.1)            -            -        (.4)           -          (.4)
                                          ----       ----          ----         ----      -----         ----        -----
   December 31, 1998                      23.0       50.8          56.7         32.2      162.7        115.6        278.3
Revisions of previous estimates           (1.6)       9.1           7.7          4.5       19.7          8.9         28.6
Extensions and discoveries                15.8         .7             -          2.9       19.4            -         19.4
Production                                (3.1)      (6.9)         (7.5)        (2.6)     (20.1)        (4.0)       (24.1)
                                          ----       ----          ----         ----      -----         ----        -----
   December 31, 1999                      34.1       53.7          56.9         37.0      181.7        120.5        302.2
Revisions of previous estimates           (1.7)       4.5           1.8          3.6        8.2          7.6         15.8
Purchases                                    -       11.7             -            -       11.7            -         11.7
Extensions and discoveries                15.3        4.0             -          2.6       21.9            -         21.9
Production                                (2.4)      (8.4)         (7.7)        (2.3)     (20.8)        (3.1)       (23.9)
Sales                                        -       (1.6)            -            -       (1.6)           -         (1.6)
                                          ----       ----          ----         ----      -----         ----        -----
   December 31, 2000                      45.3       63.9          51.0         40.9      201.1        125.0        326.1
                                          ====       ====          ====         ====      =====         ====        =====

Proved Developed
December 31, 1997                         15.3       22.5          18.3         20.6       76.7         70.4        147.1
December 31, 1998                         14.5       27.9          31.5         21.0       94.9         67.1        162.0
December 31, 1999                         11.7       26.6          34.1         21.2       93.6         66.0        159.6
December 31, 2000                         10.3       34.3          36.3         20.1      101.0         66.0        167.0



Schedule 2 - Estimated Net Proved Natural Gas Reserves

                                                                              United                  United
(Billions of cubic feet)                                                      States      Canada      Kingdom      Total
                                                                              ------      ------      -------      -----
Proved
December 31, 1997                                                             435.4       140.4         36.4        612.2
Revisions of previous estimates                                               (14.3)        (.2)         7.2         (7.3)
Purchases                                                                         -         6.3            -          6.3
Extensions and discoveries                                                     80.9         2.6            -         83.5
Production                                                                    (61.9)      (17.9)        (4.5)       (84.3)
Sales                                                                             -        (1.1)           -         (1.1)
                                                                             ------      ------        -----        -----
   December 31, 1998                                                          440.1       130.1         39.1        609.3
Revisions of previous estimates                                                (2.6)        5.5          3.9          6.8
Extensions and discoveries                                                     53.6        10.8            -         64.4
Production                                                                    (62.7)      (20.6)        (4.5)       (87.8)
Sales                                                                          (1.1)          -            -         (1.1)
                                                                             ------      ------        -----        -----
   December 31, 1999                                                          427.3       125.8         38.5        591.6
Revisions of previous estimates                                               (41.9)       (5.0)          .3        (46.6)
Purchases                                                                       5.4       163.3            -        168.7
Extensions and discoveries                                                     31.2        40.1            -         71.3
Production                                                                    (53.0)      (27.0)        (4.0)       (84.0)
Sales                                                                             -        (3.6)           -         (3.6)
                                                                             ------      ------        -----        -----
   December 31, 2000                                                          369.0       293.6         34.8        697.4
                                                                             ======      ======        =====        =====

Proved Developed
December 31, 1997                                                             304.2       135.2         24.0        463.4
December 31, 1998                                                             291.8       120.3         29.9        442.0
December 31, 1999                                                             284.8       111.3         32.9        429.0
December 31, 2000                                                             233.8       255.2         32.3        521.3

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

Schedule 3 - Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

                                                                                                            Synthetic
                                          United                 United                                        Oil -
(Millions of dollars)                     States     Canada      Kingdom    Ecuador    Other     Subtotal    Canada      Total
                                          ------     ------      -------    -------    -----     --------    ------      -----
Year Ended December 31, 2000
Property acquisition costs
   Unproved                              $  19.2       25.1           -         -          -        44.3         -        44.3
   Proved                                    1.5        2.9           -         -          -         4.4         -         4.4
                                         -------      -----        ----      ----       ----       -----      ----       -----
       Total                                20.7       28.0           -         -          -        48.7         -        48.7
Exploration costs                           96.2       32.1         5.2        .1       23.1       156.7         -       156.7
Development costs                           20.3      113.8        22.5      12.2          -       168.8      18.5       187.3
                                         -------      -----        ----      ----       ----       -----      ----       -----
       Total capital expenditures          137.2      173.9        27.7      12.3       23.1       374.2      18.5       392.7
                                         -------      -----        ----      ----       ----       -----      ----       -----
Beau Canada property acquisition
   Unproved                                    -       18.2           -         -          -        18.2         -        18.2
   Proved                                      -      241.8           -         -          -       241.8         -       241.8
                                         -------      -----        ----      ----       ----       -----      ----       -----
       Total                                   -      260.0           -         -          -       260.0         -       260.0
                                         -------      -----        ----      ----       ----       -----      ----       -----
Charged to expense
   Dry hole expense                         56.7        5.7         1.7         -        1.9        66.0         -        66.0
   Geophysical and other costs              10.6       21.2         1.4         -       12.3        45.5         -        45.5
                                         -------      -----        ----      ----       ----       -----      ----       -----
       Total charged to expense             67.3       26.9         3.1         -       14.2       111.5         -       111.5
                                         -------      -----        ----      ----       ----       -----      ----       -----
Expenditures capitalized                 $  69.9      407.0        24.6      12.3        8.9       522.7      18.5       541.2
                                         =======      =====        ====      ====       ====       =====      ====       =====

Year Ended December 31, 1999
Property acquisition costs
   Unproved                              $  12.1        6.2           -         -          -        18.3         -        18.3
   Proved                                      -         .4           -         -          -          .4         -          .4
                                         -------    -------       -----      ----       ----       -----      ----      ------
       Total acquisition costs              12.1        6.6           -         -          -        18.7         -        18.7
Exploration costs                           54.9       14.2         1.2       1.0        7.9        79.2         -        79.2
Development costs                           28.6      108.2        28.3       6.1          -       171.2      26.8       198.0
                                         -------      -----        ----      ----       ----       -----      ----       -----
       Total capital expenditures           95.6      129.0        29.5       7.1        7.9       269.1      26.8       295.9
                                         -------      -----        ----      ----       ----       -----      ----       -----
Charged to expense
   Dry hole expense                         24.2        3.9         3.0         -        1.3        32.4         -        32.4
   Geophysical and other costs              10.7        8.9          .9         -        6.7        27.2         -        27.2
                                         -------      -----        ----      ----       ----       -----      ----       -----
       Total charged to expense             34.9       12.8         3.9         -        8.0        59.6         -        59.6
                                         -------      -----        ----      ----       ----       -----      ----       -----
Expenditures capitalized                 $  60.7      116.2        25.6       7.1        (.1)      209.5      26.8       236.3
                                         =======      =====        ====      ====       ====       =====      ====       =====

Year Ended December 31, 1998
Property acquisition costs
   Unproved                              $  14.1        2.7          .2         -          -        17.0         -        17.0
   Proved                                    3.8        1.1           -         -          -         4.9         -         4.9
                                         -------      -----        ----      ----       ----       -----      ----       -----
       Total acquisition costs              17.9        3.8          .2         -          -        21.9         -        21.9
Exploration costs                           77.6       18.3         2.6         -       21.9       120.4         -       120.4
Development costs                           25.1       69.4        68.2      10.2          -       172.9      16.4       189.3
                                         -------      -----        ----      ----       ----       -----      ----       -----
       Total capital expenditures          120.6       91.5        71.0      10.2       21.9       315.2      16.4       331.6
                                         -------      -----        ----      ----       ----       -----      ----       -----
Charged to expense
   Dry hole expense                         10.8        8.9         (.4)        -       12.2        31.5         -        31.5
   Geophysical and other costs               5.8        4.9         3.9         -        9.0        23.6         -        23.6
                                         -------      -----        ----      ----       ----       -----      ----       -----
       Total charged to expense             16.6       13.8         3.5         -       21.2        55.1         -        55.1
                                         -------      -----        ----      ----       ----       -----      ----       -----
Expenditures capitalized                 $ 104.0       77.7        67.5      10.2         .7       260.1      16.4       276.5
                                         =======      =====        ====      ====       ====       =====      ====       =====

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
         SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

Schedule 4 - Results of Operations for Oil and Gas Producing Activities

                                                                                                            Synthetic
                                             United                 United                                    Oil -
(Millions of dollars)                        States      Canada     Kingdom    Ecuador     Other   Subtotal   Canada    Total
                                             ------      ------     -------    -------     -----   --------   ------    -----
Year Ended December 31, 2000
Revenues
    Crude oil and natural gas liquids
       Transfers to consolidated operations  $  68.6       68.4        11.6         -         -      148.6       37.9    186.5
       Sales to unaffiliated enterprises         3.8      125.5       203.0      52.2         -      384.5       53.6    438.1
    Natural gas
       Transfers to consolidated operations      4.8          -           -         -         -        4.8          -      4.8
       Sales to unaffiliated enterprises       206.6       99.0         7.8         -         -      313.4          -    313.4
                                             -------      -----    --------   -------   -------    -------   --------   ------
          Total oil and gas revenues           283.8      292.9       222.4      52.2         -      851.3       91.5    942.8
    Other operating revenues                    (4.8)        .5          .7       (.7)      2.2       (2.1)         -     (2.1)
                                             -------      -----    --------   -------   -------    -------   --------   ------
          Total revenues                       279.0      293.4       223.1      51.5       2.2      849.2       91.5    940.7
                                             -------      -----    --------   -------   -------    -------   --------   ------
Costs and expenses
    Production expenses                         41.9       55.0        29.1      15.5         -      141.5       40.4    181.9
    Exploration costs charged to expense        67.3       26.9         3.1         -      14.2      111.5          -    111.5
    Undeveloped lease amortization               7.7        6.4           -         -         -       14.1          -     14.1
    Depreciation, depletion and amortization    50.2       62.5        41.7       6.8        .5      161.7        7.5    169.2
    Impairment of properties                    21.0        6.9           -         -         -       27.9          -     27.9
    Selling and general expenses                13.5        4.8         2.8        .3       4.5       25.9         .1     26.0
    Loss on transportation and other
     disputed contractual items                    -          -           -       7.8         -        7.8          -      7.8
                                             -------      -----    --------   -------   -------    -------   --------   ------
          Total costs and expenses             201.6      162.5        76.7      30.4      19.2      490.4       48.0    538.4
                                             -------      -----    --------   -------   -------    -------   --------   ------
                                                77.4      130.9       146.4      21.1     (17.0)     358.8       43.5    402.3
Income tax expense (benefit)                    27.1       49.2        56.2         -         -      132.5       17.1    149.6
                                             -------      -----    --------   -------   -------    -------   --------   ------
          Results of operations/1/           $  50.3       81.7        90.2      21.1     (17.0)     226.3       26.4    252.7
                                             =======      =====    ========   =======   =======    =======   ========   ======

Year Ended December 31, 1999
Revenues
    Crude oil and natural gas liquids
       Transfers to consolidated operations  $  48.8       15.9        23.4         -         -       88.1       42.8    130.9
       Sales to unaffiliated enterprises         5.6       91.8       111.3      36.1         -      244.8       32.0    276.8
    Natural gas
       Transfer to consolidated operations       1.8          -           -         -         -        1.8          -      1.8
       Sales to unaffiliated enterprises       145.8       40.2         7.7         -         -      193.7          -    193.7
                                             -------      -----     -------   -------   -------    -------   --------   ------
          Total oil and gas revenues           202.0      147.9       142.4      36.1         -      528.4       74.8    603.2
    Other operating revenues/2/                  4.4         .2           -       2.9       2.0        9.5          -      9.5
                                             -------      -----     -------   -------   -------    -------   --------   ------
          Total revenues                       206.4      148.1       142.4      39.0       2.0      537.9       74.8    612.7
                                             -------      -----     -------   -------   -------    -------   --------   ------
Costs and expenses
    Production expenses                         40.3       41.3        30.8      13.2         -      125.6       36.5    162.1
    Exploration costs charged to expense        34.9       12.8         3.9         -       8.0       59.6          -     59.6
    Undeveloped lease amortization               7.0        4.0           -         -         -       11.0          -     11.0
    Depreciation, depletion and amortization    65.1       43.8        42.8       8.0        .1      159.8        7.1    166.9
    Selling and general expenses                13.5        5.6         3.2        .1       1.1       23.5          -     23.5
    Gain on disputed transportation                -          -           -      (4.9)        -       (4.9)         -     (4.9)
                                             -------      -----     -------   -------   -------    -------   --------   ------
          Total costs and expenses             160.8      107.5        80.7      16.4       9.2      374.6       43.6    418.2
                                             -------      -----     -------   -------   -------    -------   --------   ------
                                                45.6       40.6        61.7      22.6      (7.2)     163.3       31.2    194.5
Income tax expense                              10.3       14.3        24.5         -        .5       49.6       10.5     60.1
                                             -------      -----     -------   -------   -------    -------   --------   ------
          Results of operations/1/           $  35.3       26.3        37.2      22.6      (7.7)     113.7       20.7    134.4
                                             =======      =====     =======   =======   =======    =======   ========   ======

/1/ Excludes corporate overhead and interest in 2000 and 1999 and cumulative effect of accounting change in 2000.

/2/ Includes $3.3 from gain on disputed contractual item in Ecuador.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

Schedule 4 - Results of Operations for Oil and Gas Producing Activities
             (Continued)


                                                                                                                Synthetic
                                             United                     United                                    Oil -
(Millions of dollars)                        States        Canada      Kingdom    Ecuador     Other   Subtotal   Canada    Total
                                             ------        ------      -------    -------     -----   --------   ------    -----
Year Ended December 31, 1998
Revenues
    Crude oil and natural gas liquids
       Transfers to consolidated operations  $  32.4        7.1         12.3          -         -       51.8       35.4     87.2
       Sales to unaffiliated enterprises         3.5       50.3         58.0       24.2         -      136.0       17.6    153.6
    Natural gas
       Sales to unaffiliated enterprises       136.3       25.1         10.0          -         -      171.4          -    171.4
                                             -------      -----      -------    -------   -------    -------   --------   ------
          Total oil and gas revenues           172.2       82.5         80.3       24.2         -      359.2       53.0    412.2
    Other operating revenues/1/                 11.4        2.7         14.8        2.2       2.7       33.8        (.1)    33.7
                                             -------      -----      -------    -------   -------    -------   --------   ------
          Total revenues                       183.6       85.2         95.1       26.4       2.7      393.0       52.9    445.9
                                             -------      -----      -------    -------   -------    -------   --------   ------
Costs and expenses
    Production expenses                         48.1       36.9         35.7       12.1         -      132.8       34.5    167.3
    Exploration costs charged to expense        16.6       13.8          3.5          -      21.2       55.1          -     55.1
    Undeveloped lease amortization               6.7        3.8            -          -         -       10.5          -     10.5
    Depreciation, depletion and amortization    66.0       38.3         42.9       10.2         -      157.4        6.2    163.6
    Impairment of properties                    29.9       10.1         24.3          -      15.1       79.4          -     79.4
    Cancellation of a drilling rig contract        -        7.2            -          -         -        7.2          -      7.2
    Selling and general expenses                15.7        6.0          3.6         .1       1.4       26.8         .1     26.9
                                             -------      -----      -------    -------   -------    -------   --------   ------
          Total costs and expenses             183.0      116.1        110.0       22.4      37.7      469.2       40.8    510.0
                                             -------      -----      -------    -------   -------    -------   --------   ------
                                                  .6      (30.9)       (14.9)       4.0     (35.0)     (76.2)      12.1    (64.1)
Income tax expense (benefit)                     (.1)     (15.2)        (1.6)       (.8)       .1      (17.6)       3.9    (13.7)
                                             -------      -----      -------    -------   -------    -------   --------   ------
          Results of operations/2/           $    .7      (15.7)       (13.3)       4.8     (35.1)     (58.6)       8.2    (50.4)
                                             =======      =====      =======    =======   =======    =======   ========   ======

/1/ Includes pretax gains of $4 from settlement of a U.K. long-term sales contract and $2.4 from disputed contractual items in Ecuador.
/2/ Excludes corporate overhead and interest.


Schedule 5 - Capitalized Costs Relating to Oil and Gas Producing Activities


                                                                                                          Synthetic
                                           United                  United                                   Oil -
(Millions of dollars)                      States     Canada      Kingdom    Ecuador     Other   Subtotal  Canada     Total
                                           ------     ------      -------    -------     -----   --------  ------     -----
December 31, 2000
Unproved oil and gas properties         $    109.9       76.2          .2          -      11.3      197.6       -     197.6
Proved oil and gas properties              1,493.6    1,213.5       805.2      219.0         -    3,731.3   188.5   3,919.8
                                           -------    -------       -----      -----    ------    -------   -----   -------
          Gross capitalized costs          1,603.5    1,289.7       805.4      219.0      11.3    3,928.9   188.5   4,117.4
Accumulated depreciation,
 depletion and amortization
    Unproved oil and gas properties          (38.4)     (24.2)        (.1)         -      (3.5)     (66.2)      -     (66.2)
    Proved oil and gas properties*        (1,244.0)    (409.8)     (601.4)    (160.0)        -   (2,415.2)  (37.0) (2,452.2)
                                           -------    -------       -----      -----    ------    -------   -----   -------
          Net capitalized costs         $    321.1      855.7       203.9       59.0       7.8    1,447.5   151.5   1,599.0
                                           =======    =======       =====      =====    ======    =======   =====   =======

December 31, 1999
Unproved oil and gas properties         $     91.5       37.7          .3          -       3.5      133.0       -     133.0
Proved oil and gas properties              1,453.7      902.6       841.5      206.6         -    3,404.4   176.7   3,581.1
                                           -------    -------       -----      -----    ------    -------   -----   -------
          Gross capitalized costs          1,545.2      940.3       841.8      206.6       3.5    3,537.4   176.7   3,714.1
Accumulated depreciation,
 depletion and amortization
    Unproved oil and gas properties          (34.4)     (22.1)        (.3)         -      (3.5)     (60.3)      -     (60.3)
    Proved oil and gas properties*        (1,182.0)    (370.0)     (609.1)    (153.1)        -   (2,314.2)  (31.2) (2,345.4)
                                           -------    -------       -----      -----    ------    -------   -----   -------
          Net capitalized costs         $    328.8      548.2       232.4       53.5         -    1,162.9   145.5   1,308.4
                                           =======    =======       =====      =====    ======    =======   =====   =======

*Does not include reserve for dismantlement costs of $160 in 2000 and $158.4 in 1999.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

Schedule 6 - Standardized Measure of Discounted Future Net Cash Flows
             Relating to Proved Oil and Gas Reserves


                                                           United                   United
(Millions of dollars)                                      States      Canada*     Kingdom        Ecuador      Total
                                                           ------      ------      -------        -------      -----
December 31, 2000
Future cash inflows                                   $   3,479.9      2,860.4     1,209.4          725.5      8,275.2
Future development costs                                   (321.8)       (97.3)      (55.0)         (72.2)      (546.3)
Future production and abandonment costs                    (479.2)      (615.5)     (378.8)        (320.4)    (1,793.9)
Future income taxes                                        (935.6)      (673.4)     (294.8)         (95.6)    (1,999.4)
                                                          -------     --------    --------      ---------   ----------
   Future net cash flows                                  1,743.3      1,474.2       480.8          237.3      3,935.6
   10% annual discount for estimated timing of
   cash flows                                              (620.4)      (456.1)     (153.3)        (102.0)    (1,331.8)
                                                          -------     --------    --------       --------   ----------
   Standardized measure of discounted future
     net cash flows                                   $   1,122.9      1,018.1       327.5          135.3      2,603.8
                                                          =======      =======    ========       ========   ==========

December 31, 1999
Future cash inflows                                   $   1,779.1      1,454.2     1,426.4          711.8      5,371.5
Future development costs                                   (210.6)       (90.1)      (66.0)         (48.1)      (414.8)
Future production and abandonment costs                    (443.5)      (375.6)     (417.4)        (251.0)    (1,487.5)
Future income taxes                                        (356.4)      (202.8)     (315.9)        (115.9)      (991.0)
                                                          -------     --------    --------       --------   ----------
   Future net cash flows                                    768.6        785.7       627.1          296.8      2,478.2
   10% annual discount for estimated timing of
   cash flows                                              (271.3)      (230.6)     (205.5)        (119.8)      (827.2)
                                                          -------     --------     -------       --------   ----------
   Standardized measure of discounted future
     net cash flows                                   $     497.3        555.1       421.6          177.0      1,651.0
                                                          =======     ========     =======       ========   ==========

*Excludes future net cash flows from synthetic oil of $441.5 at December 31, 2000 and $410.2 at December 31, 1999.

Following are the principal sources of change in the standardized measure of discounted future net cash flows for the years shown.


(Millions of dollars)                                                               2000           1999        1998
                                                                                    ----           ----        ----
Net changes in prices, production costs and development costs                  $     722.0        1,188.2       (894.8)
Sales and transfers of oil and gas produced, net of production costs                (485.1)        (317.9)      (132.3)
Net change due to extensions and discoveries                                         544.4          250.0        125.4
Net change due to purchases and sales of proved reserves                             519.2           (2.0)         4.5
Development costs incurred                                                           156.6          163.4        165.4
Accretion of discount                                                                229.3           71.9        129.0
Revisions of previous quantity estimates                                             (73.7)         220.7         30.7
Net change in income taxes                                                          (659.9)        (505.2)       191.0
                                                                                  --------       --------     --------
   Net increase (decrease)                                                           952.8        1,069.1       (381.1)
Standardized measure at January 1                                                  1,651.0          581.9        963.0
                                                                                  --------       --------   ----------
   Standardized measure at December 31                                         $   2,603.8        1,651.0        581.9
                                                                                   =======        =======   ==========

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)


                                                        First       Second        Third        Fourth
(Millions of dollars except per share amounts)         Quarter      Quarter      Quarter       Quarter     Year
                                                       -------      -------      -------       -------     ----
Year Ended December 31, 2000/1/
Sales and other operating revenues                  $  1,019.3      1,092.4      1,232.2      1,270.4    4,614.3
Income before income taxes and
 cumulative effect of accounting change                   74.0        119.9        133.0        138.4      465.3
Income before cumulative effect of
 accounting change                                        49.1         73.1         90.1         93.2      305.5
Cumulative effect of accounting change                    (8.7)           -            -            -       (8.7)
Net income                                                40.4         73.1         90.1         93.2      296.8
Income per Common share - basic
   Income before cumulative effect of
     accounting change                                    1.09         1.62         2.00         2.07       6.78
   Cumulative effect of accounting change                 (.19)           -            -            -       (.19)
   Net income                                              .90         1.62         2.00         2.07       6.59
Income per Common share - diluted
   Income before cumulative effect of
     accounting change                                    1.09         1.61         1.99         2.06       6.75
   Cumulative effect of accounting change                 (.19)           -            -            -       (.19)
   Net income                                              .90         1.61         1.99         2.06       6.56
Cash dividends per Common share                            .35          .35         .375         .375       1.45
Market Price of Common Stock/2/
   High                                                63.4375      66.5000      69.0625      68.8750    69.0625
   Low                                                 48.1875      54.7500      56.0000      53.3750    48.1875

Year Ended December 31, 1999/1/
Sales and other operating revenues                  $    433.5        600.4        811.8        906.4    2,752.1
Income (loss) before income taxes                        (11.2)        28.2         80.5         81.0      178.5
Net income (loss)                                         (6.7)        15.7         51.2         59.5      119.7
Net income (loss) per Common share - basic                (.15)         .35         1.14         1.32       2.66
Net income (loss) per Common share - diluted              (.15)         .35         1.14         1.32       2.66
Cash dividends per Common share                            .35          .35          .35          .35       1.40
Market Price of Common Stock/2/
    High                                               42.6250      50.9375      54.6250      61.5625    61.5625
    Low                                                32.8750      41.3750      47.6875      51.2500    32.8750

/1/ The effects of special gains (losses) on quarterly net income are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 and 13 of this Form 10-K report. Quarterly totals, in millions of dollars, and the effect per Common share of these special items are shown in the following table.

                                      First    Second    Third   Fourth
                                     Quarter   Quarter  Quarter  Quarter   Year
     2000
     ----
     Quarterly totals                $    -     1.5      1.9     (1.9)      1.5
     Per Common share - basic             -     .03      .04     (.04)      .03
     Per Common share - diluted           -     .03      .04     (.04)      .03

     1999
     ----
     Quarterly totals                $ (1.0)      -      6.3     14.4      19.7
     Per Common share - basic          (.02)      -      .14      .32       .44
     Per Common share - diluted        (.02)      -      .14      .32       .44

/2/  Prices are as quoted on the New York Stock Exchange.