Form 10-Q
period 2001-03-31
MURPHY OIL CORP /DE
filed 2001-05-08
CIK 717423

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             (Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


                         Commission File Number 1-8590



                            MURPHY OIL CORPORATION
            (Exact name of registrant as specified in its charter)


                    Delaware                               71-0361522
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)              Identification Number)


                 200 Peach Street
        P.O. Box 7000, El Dorado, Arkansas                 71731-7000
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

                                                            X Yes  ___ No
                                                            -

Number of shares of Common Stock, $1.00 par value, outstanding at March 31, 2001 was 45,075,469.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             Murphy Oil Corporation and Consolidated Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)

                                                                                                  (Unaudited)
                                                                                                    March 31,       December 31,
                                                                                                      2001             2000
                                                                                                  -----------       ------------
ASSETS
Current assets
    Cash and cash equivalents                                                                     $   165,299            132,701
    Accounts receivable, less allowance for doubtful accounts of $10,197 in 2001
     and $10,208 in 2000                                                                              374,363            469,616
    Inventories, at lower of cost or market
          Crude oil and blend stocks                                                                   65,079             47,875
          Finished products                                                                            73,221             68,464
          Materials and supplies                                                                       46,685             48,416
    Prepaid expenses                                                                                   26,103             23,949
    Deferred income taxes                                                                              21,871             25,916
                                                                                                  -----------       ------------
            Total current assets                                                                      772,621            816,937

Property, plant and equipment, at cost less accumulated depreciation, depletion
  and amortization of $3,138,572 in 2001 and $3,144,369 in 2000                                     2,221,386          2,184,719
Goodwill, net                                                                                          45,256             48,396
Deferred charges and other assets                                                                      90,862             84,301
                                                                                                  -----------       ------------
            Total assets                                                                          $ 3,130,125          3,134,353
                                                                                                  ===========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt                                                          $    44,615             37,242
    Accounts payable and accrued liabilities                                                          575,699            639,642
    Income taxes                                                                                       85,234             68,343
                                                                                                  -----------       ------------
            Total current liabilities                                                                 705,548            745,227

Notes payable                                                                                         390,404            398,375
Nonrecourse debt of a subsidiary                                                                      123,902            126,384
Deferred income taxes                                                                                 239,487            229,968
Reserve for dismantlement costs                                                                       156,823            160,049
Reserve for major repairs                                                                              38,129             34,302
Deferred credits and other liabilities                                                                175,908            180,488

Stockholders' equity
    Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued                            -                  -
    Common Stock, par $1.00, authorized 80,000,000 shares,
      issued 48,775,314 shares                                                                         48,775             48,775
    Capital in excess of par value                                                                    515,727            514,474
    Retained earnings                                                                                 914,430            833,490
    Accumulated other comprehensive loss                                                              (80,886)           (38,266)
    Unamortized restricted stock awards                                                                (1,412)            (1,410)
    Treasury stock, 3,699,845 shares of Common Stock in 2001,
      3,729,769 shares in 2000, at cost                                                               (96,710)           (97,503)
                                                                                                  -----------       ------------
            Total stockholders' equity                                                              1,299,924          1,259,560
                                                                                                  -----------       ------------
            Total liabilities and stockholders' equity                                            $ 3,130,125          3,134,353
                                                                                                  ===========       ============

See Notes to Consolidated Financial Statements, page 5.

The Exhibit Index is on page 16.

             Murphy Oil Corporation and Consolidated Subsidiaries
                 CONSOLIDATED STATEMENTS OF INCOME (unaudited)
               (Thousands of dollars, except per share amounts)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                    -------------------------------
                                                                                        2001               2000*
                                                                                    ------------       ------------
REVENUES
Crude oil and natural gas sales                                                     $    237,199            153,008
Petroleum product sales                                                                  672,231            569,431
Crude oil trading sales                                                                  238,460            277,426
Other operating revenues                                                                  37,805             19,440
Interest and other nonoperating revenues                                                   3,690              1,209
                                                                                    ------------       ------------
       Total revenues                                                                  1,189,385          1,020,514
                                                                                    ------------       ------------

COSTS AND EXPENSES
Crude oil, products and related operating expenses                                       913,211            821,614
Exploration expenses, including undeveloped lease amortization                            37,961             47,858
Selling and general expenses                                                              21,046             17,860
Depreciation, depletion and amortization                                                  54,232             55,572
Amortization of goodwill                                                                     788                  -
Interest expense                                                                           9,744              6,793
Interest capitalized                                                                      (3,586)            (3,198)
                                                                                    ------------       ------------
       Total costs and expenses                                                        1,033,396            946,499
                                                                                    ------------       ------------

Income before income taxes and cumulative effect of accounting change                    155,989             74,015
Income tax expense                                                                        58,153             24,872
                                                                                    ------------       ------------
Income before cumulative effect of accounting change                                      97,836             49,143
Cumulative effect of accounting change, net of tax (Note B)                                    -             (8,733)
                                                                                    ------------       ------------

NET INCOME                                                                          $     97,836             40,410
                                                                                    ============       ============

INCOME PER COMMON SHARE - BASIC
Before cumulative effect of accounting change                                       $       2.17               1.09
Cumulative effect of accounting change                                                         -               (.19)
                                                                                    ------------       ------------
       NET INCOME - BASIC                                                           $       2.17                .90
                                                                                    ============       ============

INCOME PER COMMON SHARE - DILUTED
Before cumulative effect of accounting change                                       $       2.16               1.09
Cumulative effect of accounting change                                                         -               (.19)
                                                                                    ------------       ------------
       NET INCOME - DILUTED                                                         $       2.16                .90
                                                                                    ============       ============

Average Common shares outstanding - basic                                             45,056,307         45,009,089

Average Common shares outstanding - diluted                                           45,314,981         45,159,265

*Restated to conform to 2001 presentation.

See Notes to Consolidated Financial Statements, page 5.

             Murphy Oil Corporation and Consolidated Subsidiaries
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
                            (Thousands of dollars)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                       -----------------------------
                                                                                           2001             2000*
                                                                                       -----------       -----------
Net income                                                                             $    97,836            40,410
                                                                                       -----------       -----------
Other comprehensive income (loss), net of tax
    Cash flow hedges
       Net derivative gains                                                                    599                 -
       Reclassification adjustments                                                          1,578                 -
                                                                                       -----------       -----------
          Total cash flow hedges                                                             2,177                 -
    Net loss from foreign currency translation                                             (51,439)           (4,646)
                                                                                       -----------       -----------
          Other comprehensive loss before cumulative effect of accounting change           (49,262)           (4,646)
    Cumulative effect of accounting change (Note B)                                          6,642                 -
                                                                                       -----------       -----------
          Other comprehensive loss                                                         (42,620)           (4,646)
                                                                                       -----------       -----------

COMPREHENSIVE INCOME                                                                   $    55,216            35,764
                                                                                       ===========       ===========

*Restated to conform to 2001 presentation.

See Notes to Consolidated Financial Statements, page 5.

             Murphy Oil Corporation and Consolidated Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (Thousands of dollars)

                                                                                                     Three Months Ended
                                                                                                         March 31,
                                                                                               ------------------------------
                                                                                                   2001              2000*
                                                                                               ------------      ------------
OPERATING ACTIVITIES
Income before cumulative effect of accounting change                                           $     97,836            49,143
Adjustments to reconcile above income to net cash provided by operating activities
    Depreciation, depletion and amortization                                                         54,232            55,572
    Provisions for major repairs                                                                      5,500             5,593
    Expenditures for major repairs and dismantlement costs                                           (2,449)           (5,654)
    Dry hole costs                                                                                   19,005            36,562
    Amortization of undeveloped leases                                                                5,230             2,995
    Amortization of goodwill                                                                            788                 -
    Deferred and noncurrent income tax charges                                                       16,966             4,454
    Pretax gains from disposition of assets                                                             (86)             (541)
    Cumulative effect of accounting change on working capital                                             -           (11,170)
    Net decrease in operating working capital other than cash
     and cash equivalents                                                                            29,862            27,465
    Other operating activities - net                                                                  6,568            (4,140)
                                                                                               ------------      ------------
       Net cash provided by operating activities                                                    233,452           160,279
                                                                                               ------------      ------------

INVESTING ACTIVITIES
Property additions and dry hole costs                                                              (179,649)         (127,541)
Proceeds from the sale of property, plant and equipment                                               2,266             4,360
Other investing activities - net                                                                        (92)              (10)
                                                                                               ------------      ------------
       Net cash required by investing activities                                                   (177,475)         (123,191)
                                                                                               ------------      ------------

FINANCING ACTIVITIES
Decrease in notes payable                                                                               (10)              (23)
Decrease in nonrecourse debt of a subsidiary                                                         (3,070)             (272)
Cash dividends paid                                                                                 (16,896)          (15,754)
Other financing activities - net                                                                      1,495               163
                                                                                               ------------      ------------
       Net cash required by financing activities                                                    (18,481)          (15,886)
                                                                                               ------------      ------------

Effect of exchange rate changes on cash and cash equivalents                                         (4,898)           (1,088)
                                                                                               ------------      ------------

Net increase in cash and cash equivalents                                                            32,598            20,114
Cash and cash equivalents at January 1                                                              132,701            34,132
                                                                                               ------------      ------------

Cash and cash equivalents at March 31                                                          $    165,299            54,246
                                                                                               ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid                                                                         $     28,325            14,220

Net interest paid (capitalized)                                                                      (2,024)             (649)

*Reclassified to conform to 2001 presentation.

See Notes to Consolidated Financial Statements, page 5.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 4 of this Form 10-Q report.

Note A - Interim Financial Statements

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 2000. In the opinion of Murphy's management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company's financial position at March 31, 2001, and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company's 2000 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three months ended March 31, 2001 are not necessarily indicative of future results.

Note B - New Accounting Principles

Effective January 1, 2001, Murphy adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 (SFAS Nos. 133/138). As a result of the change, Murphy records the fair values of its derivative instruments as either assets or liabilities. All such instruments have been designated as hedges of forecasted cash flow exposures. Changes in the fair value of a qualifying cash flow hedging derivative are deferred and recorded as a component of Accumulated Other Comprehensive Income
(AOCI) in the Consolidated Balance Sheet until the forecasted transaction occurs, at which time the derivative's fair value will be recognized in earnings. Ineffective portions of a hedging derivative's change in fair value are immediately recognized in earnings. Adoption of SFAS Nos. 133/138 resulted in a transition adjustment gain to AOCI of $6.6 million, net of $2.8 million in income taxes, in the first quarter of 2001 for the cumulative effect on prior years; there was no cumulative effect on earnings. Excluding the transition adjustment, the effect of this accounting change increased AOCI for the three months ended March 31, 2001 by $2.2 million, net of $1.6 million in income taxes, and increased income for the same period by $.2 million, net of $.1 million in taxes, but did not affect income per diluted share. For the three months ended March 31, 2001, losses of $1.6 million, net of $1.2 million in taxes, associated with the transition adjustment were reclassified from AOCI to earnings.

In 2000, Murphy adopted the revenue recognition guidance in the Securities and Exchange Commission's Staff Accounting Bulletin 101. As a result of the change, Murphy records revenues related to its crude oil as the oil is sold, and carries its unsold crude oil production at cost or market, whichever is lower, rather than at market value as in the past. Consequently, Murphy restated its operating results for the first quarter of 2000 and recorded a transition adjustment charge of $8.7 million, net of income tax benefits of $3.9 million, for the cumulative effect on prior years. Excluding the transition adjustment, this accounting change increased income for the three months ended March 31, 2000 by $1.7 million.

In 2000, the Company also applied the provisions of Emerging Issues Task Force
(EITF) Issue 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," and Issue 00-10, "Accounting for Shipping and Handling Fees." Prior to applying EITF 99-19, the Company reported the results of crude oil trading and certain other downstream activities on a net margin basis in either Other Operating Revenues or Crude Oil, Products and Related Operating Expenses in its Statements of Income and in its refining, marketing and transportation segment disclosures. Under EITF 99-19, the Company began reporting these activities as gross revenues and cost of sales. Before applying EITF 00-10, the Company reduced Crude Oil and Natural Gas Sales for certain gathering and pipeline charges incurred prior to the point of sale. Such costs have now been recorded as cost of sales rather than as a reduction of revenues. Due to applying these two accounting principles, the Company's previously reported revenues and cost of sales for the first three months of 2000 have been reclassified to reflect the new presentation.

Note C - Environmental Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note C - Environmental Contingencies (Contd.)

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

Lawsuits filed against Murphy by the U.S. Government and the State of Wisconsin are discussed under the caption "Legal Proceedings" on page 15 of this Form 10-Q report. The Company does not believe that these or other known environmental matters will have a material adverse effect on its financial condition. There is the possibility that expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. Such expenditures could materially affect the results of operations in a future period.

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recognized a benefit for likely recoveries at March 31, 2001.

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

In addition to the lawsuits discussed under the caption "Legal Proceedings" on page 15 of this Form 10-Q report, the Company and its subsidiaries are engaged in a number of other legal proceedings, all of which the Company considers routine and incidental to its business and none of which is considered material. In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 2001, the Company had contingent liabilities of $127.3 million under certain financial guarantees and $50.3 million on outstanding letters of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note E - Earnings per Share

Net income was used as the numerator in computing both basic and diluted income per Common share for the three months ended March 31, 2001 and 2000. The following table reconciles the weighted-average shares outstanding used for these computations.

     ---------------------------------------------------------------------------------------------------------
     Reconciliation of Shares Outstanding                                                   Three Months Ended
                                                                                                      March 31,
     ---------------------------------------------------------------------------------------------------------
     (Weighted-average shares)                                                           2001             2000
     ---------------------------------------------------------------------------------------------------------
     Basic method...............................................................   45,056,307       45,009,089
     Dilutive stock options.....................................................      258,674          150,176
     ---------------------------------------------------------------------------------------------------------
         Diluted method                                                            45,314,981       45,159,265
     =========================================================================================================

The computations of earnings per share in the Consolidated Statements of Income did not consider outstanding options at the end of the periods of 73,000 shares in 2001 and 543,000 shares in 2000 because the effects of these options would have improved the Company's earnings per share. Average exercise prices per share of the options not used were $65.49 and $58.59, respectively.

Note F - Risk Management and Derivative Instruments

 .    Interest Rate Risks - Murphy has variable-rate debt obligations consisting of commercial paper issued under nonrecourse guaranteed credit facilities to finance certain expenditures for the Hibernia oil field. These obligations expose the Company to the effects of changes in interest rates. To limit its exposure to interest rate risk on a significant portion of the variable-rate debt, Murphy has interest rate swap agreements to hedge fluctuations in cash flows resulting from such risk. Under the interest rate swaps, the Company pays fixed rates and receives variable rates. The Company has a risk management control system to monitor interest rate cash flow risk attributable to the Company's outstanding and forecasted debt obligations as well as the offsetting interest rate swaps. The control system involves using analytical techniques, including cash flow sensitivity analysis, to estimate the impact of interest rate changes on future cash flows.

     For the three months ended March 31, 2001, the income effect from cash flow hedging ineffectiveness arising from expected differences between the floating rates of the interest rate swaps and interest payments under the hedged debt obligations was insignificant. The fair value of the interest rate swaps and changes thereto is deferred in Accumulated Other Comprehensive Income (AOCI) and is subsequently reclassified into Interest Expense as a rate adjustment in the periods in which the hedged interest payments on the variable-rate debt affect earnings. For the 12 months following March 31, 2001, approximately $1.1 million of after-tax losses in AOCI related to the interest rate swaps are expected to be reclassified into earnings as a rate adjustment of the hedged interest expense.

 .    Natural Gas Fuel Price Risks - The Company purchases natural gas as fuel at its Meraux, Louisiana refinery. The cost of natural gas is subject to commodity price risk. In 1999, as a result of its belief that natural gas prices would increase dramatically from 1999 levels in the following three to five years, Murphy minimized the effect of fluctuations in the price of natural gas used for fuel at Meraux in 2002, 2003 and 2004 by entering into natural gas swap contracts to hedge fluctuations in cash flows resulting from such risk. Under the natural gas swaps, the Company pays a fixed rate and receives a floating rate in each month of settlement. Murphy has a risk management control system to monitor natural gas price risk attributable both to forecasted natural gas fuel requirements and to Murphy's natural gas swaps. The control system involves using analytical techniques, including various correlations of natural gas purchase prices to futures prices, to estimate the impact of changes in natural gas fuel prices on Murphy's cash flows.

     For the three months ended March 31, 2001, the income effect from cash flow hedging ineffectiveness arising from the expected differences between the floating prices of the natural gas swaps and purchase prices for the hedged natural gas fuel purchase requirements was insignificant. The fair value of the natural gas swaps and changes thereto is deferred in AOCI and is subsequently reclassified into Crude Oil, Products and Related Operating Expenses in the periods in which the hedged natural gas fuel purchases affect earnings. For the 12 months following March 31, 2001, approximately $.9 million of after-tax gains in AOCI related to the natural gas swaps are expected to be reclassified into earnings as an adjustment of the hedged natural gas fuel purchases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note F - Risk Management and Derivative Instruments (Contd.)

 .    Natural Gas Sales Price Risks - The sales price of natural gas produced by the Company is subject to commodity price risk. Murphy has minimized the effect of fluctuations in the selling price of a limited portion of its U.S. natural gas production from April through October 2001 by entering into a natural gas swap contract and a natural gas collar to hedge cash flow fluctuations resulting from such risk. Murphy has a risk management control system to monitor natural gas price risk attributable both to forecasted natural gas sales prices and to Murphy's hedging instruments. The control system involves using analytical techniques, including various correlations of natural gas sales prices to futures prices, to estimate the impact of changes in natural gas prices on Murphy's cash flows from the sale of natural gas.

     The natural gas price risk pertaining to a portion of gas sales from properties Murphy acquired from Beau Canada Exploration Ltd. in 2000 is limited by natural gas swap agreements expiring in October 2001 that were obtained as a part of the acquisition. These agreements hedge fluctuations in cash flows resulting from such risk. Certain swaps require Murphy to pay a floating price and receive a fixed price and are partially offset by swaps on a lesser volume that require Murphy to pay a fixed price and receive a floating price.

     For the three months ended March 31, 2001, Murphy's earnings included after-tax gains of $.2 million from cash flow hedging ineffectiveness arising from the expected differences between the terms of the natural gas swaps and collars and the selling prices for the hedged natural gas sales in the United States and western Canada. The fair values of the effective portions of the natural gas swaps and changes thereto are deferred in AOCI and are subsequently reclassified into Crude Oil and Natural Gas Sales in the periods in which the hedged natural gas sales affect earnings. For the 12 months following March 31, 2001, approximately $.8 million of net after-tax losses in AOCI related to the natural gas swaps are expected to be reclassified into earnings as an adjustment of the hedged natural gas sales.

 .    Crude Oil Purchase Price Risks - Each month, the Company purchases crude oil as the primary feedstock for its U.S. refineries. Prior to April 2000, the Company was a party to crude oil swap agreements that limited the exposure of its U.S. refineries to the risks of fluctuations in cash flows resulting from changes in the prices of crude oil purchased in 2001 and 2002. Under each swap, Murphy would have paid a fixed crude oil price and would have received a floating price during the agreement's contractual maturity period. In April 2000, the Company settled certain of the swaps for cash and entered into offsetting contracts for the remaining swap agreements, locking in a future net cash settlement gain. The fair values of these settlement gains and changes thereto are deferred in AOCI and are subsequently reclassified as a reduction of Crude Oil, Products and Related Operating Expenses in the periods in which the hedged crude oil purchases affect earnings. For the 12 months following March 31, 2001, approximately $3.6 million of net after-tax gains in AOCI related to the crude oil swaps are expected to be reclassified into earnings as an adjustment of the hedged crude oil purchases.

Note G - Accumulated Other Comprehensive Loss

Net gains (losses) in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets at March 31, 2001 and December 31, 2000 were as follows.

-------------------------------------------------------------------------------------------------------------
(Millions of dollars)                                                               March 31,     December 31,
                                                                                        2001             2000
-------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                       $   (89.7)           (38.3)
Cash flow hedging                                                                        8.8                -
-------------------------------------------------------------------------------------------------------------
  Accumulated other comprehensive loss                                             $   (80.9)           (38.3)
=============================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note H - Subsequent Event

In May 2001, the Company completed the sale of its Canadian pipeline and trucking operation for total proceeds of approximately $163,000,000, including inventory. Murphy expects to record an after-tax gain of approximately $68,000,000 on this transaction in the second quarter of 2001.

Note I - Business Segments

                                               Three Mos. Ended March 31, 2001       Three Mos. Ended March 31, 2000*
                                Total Assets   -------------------------------       -------------------------------
                                at March 31,    External    Interseg.   Income        External   Interseg.    Income
(Millions of dollars)                  2001     Revenues     Revenues   (Loss)        Revenues    Revenues    (Loss)
--------------------------------------------------------------------------------------------------------------------
Exploration and production**
   United States                   $  426.8         79.4         17.2     31.1            38.0        18.5      (6.1)
   Canada                           1,157.0         99.7         20.9     28.1            57.2        29.8      27.7
   United Kingdom                     224.0         50.3            -     20.1            46.6        11.6      23.2
   Ecuador                             72.1         10.1            -      3.8            12.5           -       7.7
   Other                               18.2           .5            -     (2.5)             .7           -      (1.5)
--------------------------------------------------------------------------------------------------------------------
      Total                         1,898.1        240.0         38.1     80.6           155.0        59.9      51.0
--------------------------------------------------------------------------------------------------------------------
Refining, marketing and
 transportation
   United States                      701.1        706.2            -     15.0           603.3          .7      (1.6)
   United Kingdom                     165.1         78.5            -      1.8           121.9           -       4.9
   Canada                             112.4        161.0           .1      2.8           139.1          .1       1.5
--------------------------------------------------------------------------------------------------------------------
      Total                           978.6        945.7           .1     19.6           864.3          .8       4.8
--------------------------------------------------------------------------------------------------------------------
      Total operating segments      2,876.7      1,185.7         38.2    100.2         1,019.3        60.7      55.8
Corporate and other                   253.4          3.7            -     (2.4)            1.2           -      (6.7)
--------------------------------------------------------------------------------------------------------------------
      Total                         3,130.1      1,189.4         38.2     97.8         1,020.5        60.7      49.1
Cumulative effect of accounting
 change                                   -            -            -        -               -           -      (8.7)
--------------------------------------------------------------------------------------------------------------------
      Total consolidated           $3,130.1      1,189.4         38.2     97.8         1,020.5        60.7      40.4
====================================================================================================================

 *Restated to conform to 2001 presentation.
**Additional details about results of operations are presented in the tables on page 14.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Murphy's net income in the first quarter of 2001 set a quarterly record and totaled $97.8 million, $2.16 a diluted share, compared to income of $49.1 million, $1.09 a diluted share, before the cumulative effect of an accounting change in the first quarter a year ago. Net income in the first quarter of 2000 totaled $40.4 million, $.90 a share, and included an after-tax charge of $8.7 million, $.19 a share, for an accounting change to carry the Company's unsold crude oil production at the lower of cost or market rather than at market. Cash flow from operating activities, excluding changes in noncash working capital items and the aforementioned accounting change, totaled $203.6 million for the current quarter compared to $144 million in the same quarter last year.

In the current quarter, the Company's exploration and production operations earned $80.6 million, an increase of 58% over the $51 million earned in the first quarter of 2000. The increase was primarily the result of significantly higher North American natural gas prices and higher gas sales volumes. Murphy's downstream operations generated earnings of $19.6 million in the first quarter of 2001, a substantial improvement over the $4.8 million earned in the same period of 2000. Financial results from the Company's U.S. downstream operations were noticeably stronger in the 2001 quarter, generating income of $15 million.

Exploration and production operations in the United States reported earnings of $31.1 million compared to a loss of $6.1 million in the first quarter of 2000. This improvement was primarily due to higher natural gas sales prices and lower exploration expenses. U.S. natural gas sales prices averaged $7.21 a thousand cubic feet in the current quarter, up 174% compared to $2.63 a year ago, and U.S. exploration expenses were down $17.8 million. Sales of natural gas averaged 125 million cubic feet a day, down from 154 million in the first quarter of 2000 due to lower production in the Gulf of Mexico. The average crude oil and condensate price in the United States was down 5% to $27.42 a barrel, while crude oil and liquids sales decreased 26% to 5,503 barrels a day. U.S. production costs were up $2.3 million or 23%, primarily because of more well maintenance.

Operations in Canada earned $28.1 million compared to $27.7 million a year ago as higher results from natural gas operations in western Canada were nearly offset by increases in production costs and exploration expenses. Canadian natural gas sales averaged 106 million cubic feet a day in the current quarter, up 93%, and the average natural gas sales price nearly tripled. Canadian production costs in the 2001 quarter were up 64% or $13 million, primarily because of higher costs for natural gas used in producing synthetic and heavy oils, and higher maintenance and other costs at the synthetic oil operations. Exploration expenses were $7.8 million higher than in the 2000 quarter. Crude oil and liquids sales in Canada averaged 35,091 barrels a day, an increase of 5% over the prior year. Average Canadian crude oil sales increased 3,580 barrels a day or 38% for heavy oil, 2,041 or 25% for synthetic oil, and 1,443 or 46% for light oil. Crude oil sales decreased 5,313 barrels a day or 43% at the Hibernia field, offshore Newfoundland, primarily because of the timing of liftings; average daily production at Hibernia of 8,953 was down 6% because of constrictions related to the disposal of associated gas production. Canadian crude oil sales prices for the quarter averaged $25.03 a barrel for light oil, down 5%; $9.43 for heavy oil, down 52%; $27.05 for offshore oil, up 5%; and $28.17 for synthetic oil, virtually unchanged.

U.K. operations earned $20.1 million in the current quarter, down from $23.2 million in the prior year. Sales of crude oil and liquids in the United Kingdom decreased 16% primarily due to the timing of liftings and averaged 18,808 barrels a day; average crude oil production decreased 6% to 20,825 barrels a day. Sales prices for U.K. crude oil averaged $27.10 a barrel in the first quarter of 2001, up 2% over last year. The average sales price for natural gas in the United Kingdom increased 45%, but gas sales decreased 12% to 18 million cubic feet a day.

Operations in Ecuador earned $3.8 million in the first quarter of 2001 compared to $7.7 million a year ago, while other international operations reported a loss of $2.5 million compared to a loss of $1.5 million in 2000. Although crude oil production in Ecuador decreased 20% and the average sales price decreased 21% to $17.75 a barrel, crude oil sales averaged 6,352 barrels a day, up slightly from the prior year due to the timing of shipments. Production costs in Ecuador were up $1.3 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

On a worldwide basis, the Company's crude oil and condensate prices averaged $22.65 a barrel in the current quarter, a decrease of 11% from the average of $25.59 in the 2000 period. Average crude oil and liquids production was 69,054 barrels a day, up 3% over last year, but average sales volumes decreased 5% to 65,754 barrels a day due to the timing of liftings. Total natural gas sales averaged 249 million cubic feet a day in 2001, up 9% from the 2000 period. The tables on page 14 provide additional details of the results of exploration and production operations for the first quarter of each year.

Refining, marketing and transportation operations in the United States earned $15 million during the first quarter of 2001 compared to a loss of $1.6 million a year ago. The Company's U.S. refineries processed a record volume of crude oil, and refining margins per barrel were much improved in the current quarter compared to margins experienced in the first quarter of 2000. U.S. petroleum product sales averaged 164,556 barrels a day in 2001, a 21% increase from the first quarter of 2000. Operations in the United Kingdom earned $1.8 million in the first quarter of 2001 compared to $4.9 million a year ago as margins were under pressure during most of the current quarter. Worldwide refinery crude runs were 172,319 barrels a day in the first quarter of 2001 compared to 161,966, and petroleum product sales were 189,097 barrels a day, up from 166,934 a year ago. Earnings from purchasing, transporting and reselling crude oil in Canada were $2.8 million in the current quarter compared to $1.5 million in the first quarter of 2000. As discussed in Note H on page 9 of this Form 10-Q report, the Company sold its Canadian pipeline and trucking operations in May 2001.

Corporate activities, which include interest income and expense and corporate overhead not allocated to operating functions, reflected a loss of $2.4 million in the current quarter compared to a loss of $6.7 million in the first quarter of 2000.

Financial Condition

Net cash provided by operating activities was $233.5 million for the first three months of 2001 compared to $160.3 million during the same period in 2000. Changes in operating working capital other than cash and cash equivalents required cash of $29.9 million in the first quarter of 2001 and $27.5 million in the 2000 period. Cash from operating activities was reduced by $11.2 million in the 2000 quarter for the cumulative effect of the aforementioned accounting change.

Other predominant uses of cash in both years were for capital expenditures, which, including amounts expensed, are summarized in the following table, and for dividends, which totaled $16.9 million in 2001 and $15.8 million in 2000.

      ---------------------------------------------------------------------------------------------
                                                                        Three Months Ended March 31,
      ---------------------------------------------------------------------------------------------
      (Millions of dollars)                                                        2001        2000
      ---------------------------------------------------------------------------------------------
      Capital Expenditures
         Exploration and production  .....................................  $     163.2       114.6
         Refining, marketing and transportation ..........................         28.3        20.3
         Corporate and other .............................................          1.9          .9
      ---------------------------------------------------------------------------------------------
             Total capital expenditures...................................        193.4       135.8
      Geological, geophysical and other exploration
        expenses charged to income........................................        (13.8)       (8.3)
      ---------------------------------------------------------------------------------------------
             Total property additions and dry hole costs                    $     179.6       127.5
      =============================================================================================

Working capital at March 31, 2001 was $67.1 million, down $4.6 million from December 31, 2000. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under last-in first-out accounting were $122 million below current costs at March 31, 2001.

At March 31, 2001, long-term notes payable of $390.4 million were down $8 million from December 31, 2000 due to a reclassification to current maturities. Long-term nonrecourse debt of a subsidiary was $123.9 million, down slightly from December 31, 2000 due to changes in foreign currency exchange rates. A summary of capital employed at March 31, 2001 and December 31, 2000 follows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

Financial Condition (Contd.)

      -------------------------------------------------------------------------------------------
      Capital Employed                                       March 31, 2001         Dec. 31, 2000
      -------------------------------------------------------------------------------------------
      (Millions of dollars)                                    Amount     %           Amount    %
      -------------------------------------------------------------------------------------------
      Notes payable ..................................     $    390.4    21            398.4   22
      Nonrecourse debt of a subsidiary................          123.9     7            126.4    7
      Stockholders' equity............................        1,299.9    72          1,259.6   71
      -------------------------------------------------------------------------------------------
          Total capital employed                           $  1,814.2   100          1,784.4  100
      ===========================================================================================

Accounting Matters

As described in Note B on page 5 of this Form 10-Q report, Murphy adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 effective January 1, 2001. In addition, the Company adopted a change in accounting for unsold crude oil production effective January 1, 2000, restating operating results for the first quarter of 2000, and also has retroactively applied two consensuses of the Financial Accounting Standard Board's Emerging Issues Task Force to the Consolidated Statement of Income for the first quarter of 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with interest rates, prices of crude oil, natural gas and petroleum products, and foreign currency exchange rates. As described in Note F to this Form 10-Q report, Murphy makes limited use of derivative financial and commodity instruments to manage risks associated with existing or anticipated transactions.

The Company was a party to interest rate swaps at March 31, 2001 with notional amounts totaling $100 million that were designed to convert a similar amount of variable-rate debt to fixed rates. These swaps mature in 2002 and 2004. The swaps require the Company to pay an average interest rate of 6.46% over their composite lives, and at March 31, 2001, the interest rate to be received by the Company averaged 5.44%. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge of its exposure to fluctuations in interest rates. The estimated fair value of these interest rate swaps was recorded as a liability of $3.3 million at March 31, 2001.

At March 31, 2001, 19% of the Company's debt had variable interest rates and 12% was denominated in Canadian dollars. Based on debt outstanding at March 31, 2001, a 10% increase in variable interest rates would reduce the Company's interest expense for the next 12 months by $.1 million after a $.5 million favorable effect resulting from lower net settlement payments under the aforementioned interest rate swaps. A 10% increase in the exchange rate of the Canadian dollar versus the U.S. dollar would increase interest expense for the next 12 months by $.2 million and increase current maturities of long-term debt by $.8 million for debt denominated in Canadian dollars.

Murphy was a party to natural gas price swap agreements at March 31, 2001 for a total notional volume of 7 million MMBTU that are intended to hedge a portion of the financial exposure of its Meraux, Louisiana refinery to fluctuations in the price of natural gas purchased for fuel in 2002 through 2004. In each month of settlement, the swaps require Murphy to pay an average natural gas price of $2.61 an MMBTU and to receive the average NYMEX price for the final three trading days of the month. At March 31, 2001, the estimated fair value of these agreements was recorded as an asset of $10.4 million. A 10% increase in the average NYMEX price of natural gas would have increased this asset by $2.6 million, while a 10% decrease would have reduced the asset by a similar amount.

At March 31, 2001, Murphy was also a party to certain natural gas swap agreements for a total notional volume of 20,000 gigajoules (GJ) a day through October 2001 that are intended to hedge a portion of the financial exposure of its Canadian natural gas production to changes in gas sales prices. In each month, the swaps require Murphy to pay the AECO "C" index price and to receive an average of C$2.47 per GJ. The Company also has a natural gas swap agreement for the purchase of 10,000 GJ per day through October 2001 that requires Murphy to pay C$5.64 per GJ and to receive based on the AECO "C" index. At March 31, 2001, the estimated net fair value of these agreements was recorded as a liability of $10.5 million. A 10% increase in the average price of the AECO "C" index would have increased this liability by $1 million, while a 10% decrease would have reduced the liability by a similar amount.

In addition, the Company was a party to a natural gas swap agreement and a natural gas collar agreement at March 31, 2001 that are intended to hedge the financial exposure of a limited portion of its U.S. natural gas production to changes in gas sales prices through October 2001. The swap is for a notional volume of 10,000 MMBTU a day and requires Murphy to pay the average NYMEX price for the final trading day of each month and receive a price of $5.50 an MMBTU. The collar is for a notional volume of 5,000 MMBTU a day and provides that in each month, Murphy will receive any difference between $4.50 an MMBTU and a lower average NYMEX price for the last three trading days of the first nearby month futures contract for the relevant delivery month but will pay any difference between $8.00 and a higher average NYMEX price. At March 31, 2001, the estimated fair value of these agreements was recorded as an asset of $.9 million. A 10% increase in the average NYMEX price of natural gas would have reduced this asset by $1.2 million, while a 10% decrease would have increased the asset by a similar amount.

OIL AND GAS OPERATING RESULTS (unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                            United                     Synthetic
                                                        United                King-    Ecua-               Oil -
(Millions of dollars)                                   States    Canada       dom      dor     Other     Canada     Total
--------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2001
Oil and gas sales, other operating revenues.......     $  96.6      94.4      50.3     10.1        .5       26.2     278.1
Production costs..................................        12.2      18.1       7.2      4.4         -       15.2      57.1
Depreciation, depletion and amortization..........        10.3      18.2       9.8      1.8        .2        2.1      42.4
Amortization of goodwill..........................           -        .8         -        -         -          -        .8
Exploration expenses
   Dry hole costs.................................        15.5       3.4        .1        -         -          -      19.0
   Geological and geophysical costs...............         3.7       7.4         -        -        .4          -      11.5
   Other costs ...................................          .3        .7        .2        -       1.1          -       2.3
--------------------------------------------------------------------------------------------------------------------------
                                                          19.5      11.5        .3        -       1.5          -      32.8
   Undeveloped lease amortization.................         2.0       3.2         -        -         -          -       5.2
--------------------------------------------------------------------------------------------------------------------------
       Total exploration expenses                         21.5      14.7        .3        -       1.5          -      38.0
--------------------------------------------------------------------------------------------------------------------------
Selling and general expenses .....................         3.8       2.1        .6       .1       1.4          -       8.0
Income tax provisions.............................        17.7      17.8      12.3        -       (.1)       3.5      51.2
--------------------------------------------------------------------------------------------------------------------------
Results of operations (excluding
 corporate overhead and interest)                      $  31.1      22.7      20.1      3.8      (2.5)       5.4      80.6
==========================================================================================================================

Three Months Ended March 31, 2000*
Oil and gas sales, other operating revenues.......     $  56.5      65.6      58.2     12.5        .7       21.4     214.9
Production costs..................................         9.9      12.0       7.6      3.1         -        8.3      40.9
Depreciation, depletion and amortization..........        14.1      15.2      12.5      1.7        .1        1.8      45.4
Exploration expenses
   Dry hole costs.................................        33.7       2.9         -        -         -          -      36.6
   Geological and geophysical costs...............         3.5       2.6        .1        -        .3          -       6.5
   Other costs....................................          .3        .2        .2        -       1.1          -       1.8
--------------------------------------------------------------------------------------------------------------------------
                                                          37.5       5.7        .3        -       1.4          -      44.9
   Undeveloped lease amortization.................         1.8       1.2         -        -         -          -       3.0
--------------------------------------------------------------------------------------------------------------------------
       Total exploration expenses.................        39.3       6.9        .3        -       1.4          -      47.9
--------------------------------------------------------------------------------------------------------------------------
Selling and general expenses......................         3.0       1.3        .8        -        .6          -       5.7
Income tax provisions.............................        (3.7)      9.9      13.8        -        .1        3.9      24.0
--------------------------------------------------------------------------------------------------------------------------
Results of operations (excluding
 corporate overhead and interest)                      $  (6.1)     20.3      23.2      7.7      (1.5)       7.4      51.0
==========================================================================================================================

*Restated to conform to 2001 presentation.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On June 29, 2000, the U.S. Government and the State of Wisconsin each filed a lawsuit against Murphy in the U.S. District Court for the Western District of Wisconsin. The State action was subsequently dismissed by the federal court and refiled in state court in Douglas County, Wisconsin. The suits, arising out of a 1998 compliance inspection, include claims for alleged violations of federal and state environmental laws at Murphy's Superior, Wisconsin refinery. The suits seek compliance as well as substantial federal and state monetary penalties, which could exceed $100,000. The Company believes it has valid defenses to these allegations and plans a vigorous defense. The enforcement actions are ongoing, and while no assurance can be given about the outcome, the Company does not believe that the resolution of these matters will have a material adverse effect on its financial condition. The federal court trial is scheduled to commence on June 4, 2001.

          In December 2000, two of the Company's Canadian subsidiaries as plaintiffs filed an action in the Court of Queen's Bench of Alberta seeking a constructive trust over oil and gas leasehold rights to Crown lands in British Columbia. The suit alleges that the defendants acquired the lands after first inappropriately obtaining confidential and proprietary data belonging to the Company and its joint venturer. In January 2001, one of the defendants, representing an undivided 75% interest in the lands in question, settled its portion of the litigation by conveying its interest to the Company and its joint venturer at cost. On February 9, 2001, the remaining defendants, representing the remaining undivided 25% of the lands in question, filed a counterclaim against the Company's two Canadian subsidiaries and one officer individually seeking compensatory damages of C$6.14 billion. The Company believes that the counterclaim is without merit and that the amount of damages sought is frivolous. While the litigation is in its preliminary stages and no assurance can be given about the outcome, the Company does not believe that the ultimate resolution of this suit will have a material adverse effect on its financial condition.

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

          (b) No reports on Form 8-K were filed for the quarter ended March 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MURPHY OIL CORPORATION
                                                  (Registrant)

                                            By /s/ JOHN W. ECKART
                                               -----------------------------
                                               John W. Eckart, Controller
                                               (Chief Accounting Officer and
                                                Duly Authorized Officer)

May 8, 2001
  (Date)

                                 EXHIBIT INDEX

Exhibit
  No.                                                                                            Incorporated by Reference to
-------                                                                                   ------------------------------------------
  3.1     Certificate of Incorporation of Murphy Oil Corporation as amended               Exhibit 4.01 to Murphy's Form S-8
                                                                                          registration statement filed May 19, 1997
                                                                                          under the Securities Act of 1933

  3.2     By-Laws of Murphy Oil Corporation as amended effective February 7,              Exhibit 3.2 of Murphy's Form 10-K report
          2001                                                                            for the year ended December 31, 2000

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

  4.1     Credit Agreement among Murphy Oil Corporation and certain subsidiaries          Exhibit 4.1 of Murphy's Form 10-K report
          and the Chase Manhattan Bank et al as of November 13, 1997                      for the year ended December 31, 1997

  4.2     Form of Indenture and Form of Supplemental Indenture between Murphy             Exhibits 4.1 and 4.2 of Murphy's Form 8-K
          Oil Corporation and SunTrust Bank, Nashville, N.A., as Trustee                  report filed April 29, 1999 under the
                                                                                          Securities Exchange Act of 1934

  4.3     Rights Agreement dated as of December 6, 1989 between Murphy Oil                Exhibit 4.3 of Murphy's Form 10-K report
          Corporation and Harris Trust Company of New York, as Rights Agent               for the year ended December 31, 1999

  4.4     Amendment No. 1 dated as of April 6, 1998 to Rights Agreement dated as          Exhibit 3 of Murphy's Form 8-A/A,
          of December 6, 1989 between Murphy Oil Corporation and Harris Trust             Amendment No. 1, filed April 14, 1998
          Company of New York, as Rights Agent                                            under the Securities Exchange Act of 1934

  4.5     Amendment No. 2 dated as of April 15, 1999 to Rights Agreement dated            Exhibit 4 of Murphy's Form 8-A/A,
          as of December 6, 1989 between Murphy Oil Corporation and Harris Trust          Amendment No. 2, filed April 19, 1999
          Company of New York, as Rights Agent                                            under the Securities Exchange Act of 1934

 10.1     1992 Stock Incentive Plan as amended May 14, 1997                               Exhibit 10.2 of Murphy's Form 10-Q report
                                                                                          for the quarterly period ended June 30,
                                                                                          1997

 10.2     Employee Stock Purchase Plan as amended May 10, 2000                            Exhibit 99.01 of Murphy's Form S-8
                                                                                          registration statement filed August 4,
                                                                                          2000 under the Securities Act of 1933

Exhibits other than those listed above have been omitted since they are either not required or not applicable.