Form 10-Q
period 2001-06-30
MURPHY OIL CORP /DE
filed 2001-08-10
CIK 717423

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



             (Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to _______________


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

                                                           X  Yes      __ No
                                                          ---

Number of shares of Common Stock, $1.00 par value, outstanding at June 30, 2001, was 45,300,630.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)



                                                                                         (Unaudited)
                                                                                           June 30,                  December 31,
                                                                                             2001                        2000
                                                                                      ------------------        --------------------
ASSETS
Current Assets
 Cash and cash equivalents                                                          $       205,967                     132,701
 Accounts receivable, less allowance for doubtful accounts of $9,409 in
   2001 and $10,208 in 2000                                                                 403,361                     469,616
 Inventories
   Crude oil and blend stocks                                                                60,827                      47,875
   Finished products                                                                         93,600                      68,464
   Materials and supplies                                                                    49,434                      48,416
 Prepaid expenses                                                                            29,391                      23,949
 Deferred income taxes                                                                       21,708                      25,916
                                                                                          ---------                   ---------
      Total current assets                                                                  864,288                     816,937

Property, plant and equipment, at cost less accumulated depreciation and
  amortization of $3,170,374 in 2001 and $3,144,369 in 2000                               2,333,173                   2,184,719
Goodwill, net                                                                                46,291                      48,396
Deferred charges and other assets                                                            90,107                      84,301
                                                                                          ---------                   ---------

      Total assets                                                                  $     3,333,859                   3,134,353
                                                                                          =========                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Current maturities of long-term debt                                               $        41,911                      37,242
 Accounts payable and accrued liabilities                                                   560,805                     639,642
 Income taxes                                                                                85,413                      68,343
                                                                                          ---------                   ---------
      Total current liabilities                                                             688,129                     745,227

Notes payable                                                                               382,485                     398,375
Nonrecourse debt of a subsidiary                                                            120,690                     126,384
Deferred income taxes                                                                       271,624                     229,968
Reserve for dismantlement costs                                                             157,714                     160,049
Reserve for major repairs                                                                    37,637                      34,302
Deferred credits and other liabilities                                                      183,582                     180,488

Stockholders' equity
 Cumulative Preferred Stock, par $100, authorized 400,000
   shares, none issued                                                                            -                           -
 Common stock, par $1.00, authorized 200,000,000 shares at
       June 30, 2001 and 80,000,000 shares at December 31, 2000,
       issued 48,775,314 shares                                                              48,775                      48,775
 Capital in excess of par value                                                             525,976                     514,474
 Retained earnings                                                                        1,060,058                     833,490
 Accumulated other comprehensive loss                                                       (50,093)                    (38,266)
 Unamortized restricted stock awards                                                         (1,894)                     (1,410)
 Treasury stock, 3,474,684 shares of Common Stock at June 30, 2001,
   3,729,769 shares at December 31, 2000, at cost                                           (90,824)                    (97,503)
                                                                                          ---------                   ---------
      Total stockholders' equity                                                          1,491,998                   1,259,560
                                                                                          ---------                   ---------

      Total liabilities and stockholders' equity                                    $     3,333,859                   3,134,353
                                                                                          =========                   =========

See Notes to Consolidated Financial Statements, page 5.

The Exhibit Index is on page 18.

             Murphy Oil Corporation and Consolidated Subsidiaries
                 CONSOLIDATED STATEMENTS OF INCOME (unaudited)
               (Thousands of dollars, except per share amounts)

                                                                Three Months Ended         Six Months Ended
                                                                     June 30,                  June 30,
                                                             ------------------------  ------------------------
                                                                   2001         2000*        2001         2000*
                                                             ----------   ----------   ----------   ----------
REVENUES
Crude oil and natural gas sales                            $    232,952      159,564      470,151      312,572
Petroleum product sales                                         778,071      684,081    1,450,302    1,253,512
Crude oil trading sales                                         157,866      231,062      396,326      508,488
Other operating revenues                                        128,145       17,692      165,950       37,132
Interest and other nonoperating revenues                          3,345        4,357        7,035        5,566
                                                             ----------   ----------   ----------   ----------
     Total revenues                                           1,300,379    1,096,756    2,489,764    2,117,270
                                                             ----------   ----------   ----------   ----------


COSTS AND EXPENSES
Crude oil, products and related operating expenses              922,413      884,378    1,835,624    1,705,992
Exploration expenses, including undeveloped lease
  amortization                                                   41,589       20,860       79,550       68,718
Selling and general expenses                                     24,983       20,781       46,029       38,641
Depreciation, depletion and amortization                         58,256       47,561      112,488      103,133
Amortization of goodwill                                            785            -        1,573            -
Interest expense                                                  9,702        6,779       19,446       13,572
Interest capitalized                                             (4,333)      (3,541)      (7,919)      (6,739)
                                                             ----------   ----------   ----------   ----------
     Total costs and expenses                                 1,053,395      976,818    2,086,791    1,923,317
                                                             ----------   ----------   ----------   ----------

Income before income taxes and cumulative
  effect of accounting change                                   246,984      119,938      402,973      193,953
Income tax expense                                               84,416       46,893      142,569       71,765
                                                             ----------   ----------   ----------   ----------
Income before cumulative effect of accounting
  change                                                        162,568       73,045      260,404      122,188
Cumulative effect of accounting change,
  net of tax (Note B)                                                 -            -            -       (8,733)
                                                             ----------   ----------   ----------   ----------

NET INCOME                                                 $    162,568       73,045      260,404      113,455
                                                             ==========   ==========   ==========   ==========


INCOME PER COMMON SHARE - BASIC
Before cumulative effect of accounting change              $       3.60         1.62         5.77         2.71
Cumulative effect of accounting change                                -            -            -         (.19)
                                                             ----------   ----------   ----------   ----------
       NET INCOME - BASIC                                  $       3.60         1.62         5.77         2.52
                                                             ==========   ==========   ==========   ==========

INCOME PER COMMON SHARE - DILUTED
Before cumulative effect of accounting change              $       3.56         1.61         5.72         2.70
Cumulative effect of accounting change                                -            -            -         (.19)
                                                             ----------   ----------   ----------   ----------
       NET INCOME - DILUTED                                $       3.56         1.61         5.72         2.51
                                                             ==========   ==========   ==========   ==========

Average Common shares outstanding - basic                    45,206,604   45,021,888   45,139,453   45,015,956

Average Common shares outstanding - diluted                  45,644,457   45,255,936   45,490,094   45,203,079

*Restated to conform to 2001 presentation.

See Notes to Consolidated Financial Statements, page 5.

             Murphy Oil Corporation and Consolidated Subsidiaries
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
                            (Thousands of dollars)

                                                               Three Months Ended   Six Months Ended
                                                                    June 30,            June 30,
                                                               ------------------   -----------------
                                                                 2001      2000*     2001      2000*
                                                               --------   -------   -------   -------
Net income                                                     $162,568    73,045   260,404   113,455

Other comprehensive income (loss), net of tax
  Cash flow hedges
   Net derivative gains                                           1,454         -     2,053         -
   Reclassification adjustments                                    (232)        -     1,346         -
                                                               --------   -------   -------   -------
     Total cash flow hedges                                       1,222         -     3,399         -
  Net gain (loss) from foreign currency translation              29,571   (23,571)  (21,868)  (28,217)
                                                               --------   -------   -------   -------
     Other comprehensive income (loss) before
       cumulative effect of accounting change                    30,793   (23,571)  (18,469)  (28,217)
  Cumulative effect of accounting change (Note B)                     -         -     6,642         -
                                                               --------   -------   -------   -------
     Other comprehensive income (loss)                           30,793   (23,571)  (11,827)  (28,217)
                                                               --------   -------   -------   -------

COMPREHENSIVE INCOME                                           $193,361    49,474   248,577    85,238
                                                               ========   =======   =======   =======

*Restated to conform to 2001 presentation.

See Notes to Consolidated Financial Statements, page 5.

             Murphy Oil Corporation and Consolidated Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (Thousands of dollars)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                              ---------------------------------
                                                                                                2001                    2000*
                                                                                              ---------               ---------
OPERATING ACTIVITIES
Income before cumulative effect of accounting change                                          $ 260,404                 122,188
Adjustments to reconcile above income to net cash provided by operating activities
 Depreciation, depletion and amortization                                                       112,488                 103,133
 Provisions for major repairs                                                                    11,051                  11,442
 Expenditures for major repairs                                                                  (9,861)                 (6,358)
 Dry holes                                                                                       46,572                  38,605
 Amortization of undeveloped leases                                                              10,852                   6,232
 Amortization of goodwill                                                                         1,573                       -
 Deferred and noncurrent income tax charges                                                      41,491                  14,739
 Pretax gains from disposition of assets                                                        (95,246)                 (2,872)
 Cumulative effect of accounting change on working capital                                            -                 (11,170)
 Net (increase) decrease in operating working capital other than cash and
  cash equivalents                                                                              (35,852)                 45,560
 Other operating activities - net                                                                 8,447                   9,958
                                                                                              ---------               ---------
   Net cash provided by operating activities                                                    351,919                 331,457
                                                                                              ---------               ---------

INVESTING ACTIVITIES
Property additions and dry holes                                                               (393,823)               (240,484)
Proceeds from sale of property, plant and equipment                                             159,079                   8,047
Other investing activities - net                                                                   (258)                    (67)
                                                                                              ---------               ---------
   Net cash required by investing activities                                                   (235,002)               (232,504)
                                                                                              ---------               ---------

FINANCING ACTIVITIES
Increase (decrease) in notes payable                                                             (9,714)                  9,429
Decrease in nonrecourse debt of a subsidiary                                                     (7,201)                 (5,307)
Cash dividend paid                                                                              (33,835)                (31,509)
Proceeds from exercise of stock options and employee stock
 purchase plan                                                                                   14,333                     322
Other financing activities - net                                                                 (2,000)                      -
                                                                                              ---------               ---------
   Net cash required by financing activities                                                    (38,417)                (27,065)
                                                                                              ---------               ---------

Effect of exchange rate changes on cash and cash equivalents                                     (5,234)                 (3,508)
                                                                                              ---------               ---------

Net increase in cash and cash equivalents                                                        73,266                  68,380
Cash and cash equivalents at January 1                                                          132,701                  34,132
                                                                                              ---------               ---------

Cash and cash equivalents at June 30                                                          $ 205,967                 102,512
                                                                                              =========               =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid                                                                        $  79,828                   7,140

Interest paid, net of amounts capitalized                                                         7,908                   6,052

*Reclassified to conform to 2001 presentation.

See Notes to Consolidated Financial Statements, page 5.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 4 of this Form 10-Q report.

Note A - Interim Financial Statements

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 2000. In the opinion of Murphy's management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company's financial position at June 30, 2001, and the results of its operations and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company's 2000 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the six months ended June 30, 2001 are not necessarily indicative of future results.

Note B - New Accounting Principles

Effective January 1, 2001, Murphy adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 (SFAS Nos. 133/138). Under SFAS Nos. 133/138, Murphy records the fair values of its derivative instruments as either assets or liabilities. All such instruments have been designated as hedges of forecasted cash flow exposures. Changes in the fair value of a qualifying cash flow hedging derivative are deferred and recorded as a component of Accumulated Other Comprehensive Income
(AOCI) in the Consolidated Balance Sheet until the forecasted transaction occurs, at which time the derivative's fair value will be recognized in earnings. Ineffective portions of a hedging derivative's change in fair value are recognized currently in earnings. Adoption of SFAS Nos. 133/138 resulted in a transition adjustment gain to AOCI of $6.6 million, net of $2.8 million in income taxes for the cumulative effect on prior years; there was no cumulative effect on earnings. Excluding the transition adjustment, the effect of this accounting change increased AOCI for the six months ended June 30, 2001 by $3.4 million, net of $2.7 million in income taxes, and decreased net income for the same period by $.2 million, net of $.1 million in taxes, but did not affect income per diluted share. For the six months ended June 30, 2001, losses of $1.3 million, net of $1.2 million in taxes, associated with the transition adjustment were reclassified from AOCI to earnings.

In 2000, Murphy adopted the revenue recognition guidance in the Securities and Exchange Commission's Staff Accounting Bulletin 101. As a result of the change, Murphy records revenues related to its crude oil as the oil is sold, and carries its unsold crude oil production in inventory at cost or market, whichever is lower, rather than at market value as in the past. Consequently, Murphy restated its 2000 operating results and recorded a transition adjustment charge of $8.7 million, net of income tax benefits of $3.9 million, for the cumulative effect on prior years. Excluding the transition adjustment, this accounting change decreased income for the six months ended June 30, 2000 by $9.4 million.

In 2000, the Company also applied the provisions of Emerging Issues Task Force
(EITF) Issue 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," and Issue 00-10, "Accounting for Shipping and Handling Fees." Prior to applying EITF 99-19, the Company reported the results of crude oil trading and certain other downstream activities on a net margin basis in either Other Operating Revenues or Crude Oil, Products and Related Operating Expenses in its Statements of Income and in its refining, marketing and transportation segment disclosures. Under EITF 99-19, the Company began reporting these activities as gross revenues and cost of sales. Before applying EITF 00-10, the Company reduced Crude Oil and Natural Gas Sales for certain gathering and pipeline charges incurred prior to the point of sale. Such costs have now been recorded as cost of sales rather than as a reduction of revenues. Due to applying these two accounting principles, the Company's previously reported revenues and cost of sales for all 2000 periods have been reclassified to reflect the new presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

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

Lawsuits filed against Murphy by the U.S. Government and the State of Wisconsin are discussed under the caption "Legal Proceedings" on page 16 of this Form 10-Q report. The Company does not believe that these or other known environmental matters will have a material adverse effect on its financial condition. There is the possibility that expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. Such expenditures could materially affect the results of operations in a future period.

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recognized a benefit for likely recoveries at June 30, 2001.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note D - Other Contingencies (Contd.)

The Company and its subsidiaries are engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business and none of which is considered material. In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At June 30, 2001 the Company had contingent liabilities of $38.8 million under certain financial guarantees and $45.8 million on outstanding letters of credit.

Note E - Earnings per Share

Net income was used as the numerator in computing both basic and diluted income per Common share for the three-month and six-month periods ended June 30, 2001 and 2000. The following table reconciles the weighted-average shares outstanding used for these computations.

-------------------------------------------------------------------------------------------------
  Reconciliation of Shares Outstanding            Three Months Ended         Six Months Ended
                                                     June 30,                    June 30,
-------------------------------------------------------------------------------------------------
  (Weighted-average shares)                           2001        2000           2001        2000
-------------------------------------------------------------------------------------------------
  Basic method...............................   45,206,604  45,021,888     45,139,453  45,015,956
  Dilutive stock options.....................      437,853     234,048        350,641     187,123
-------------------------------------------------------------------------------------------------
      Diluted method                            45,644,457  45,255,936     45,490,094  45,203,079
=================================================================================================

The computations of earnings per share in the Consolidated Statements of Income did not consider outstanding options of 73,500 shares for the three-month period of 2000, and 147,000 shares for the six-month period of 2000, because the effects of these options would have improved the Company's earnings per share. Average exercise prices per share of the options not used were $65.49, and $62.97, respectively. There were no antidilutive options for the three-month and six-month periods of 2001.

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

   For the six months ended June 30, 2001, the income effect from cash flow hedging ineffectiveness was insignificant. The fair value of the effective portions of the interest rate swaps and changes thereto is deferred in Accumulated Other Comprehensive Income (AOCI) and is subsequently reclassified into Interest Expense as a rate adjustment in the periods in which the hedged interest payments on the variable-rate debt affect earnings.

 . Natural Gas Fuel Price Risks - The Company purchases natural gas as fuel at its Meraux, Louisiana refinery. The cost of natural gas is subject to commodity price risk. In 1999, as a result of its belief that natural gas prices would increase dramatically from 1999 levels in the following three to five years, Murphy reduced the effect of fluctuations in the price of natural gas used for fuel at Meraux by entering into natural gas swap contracts to hedge fluctuations in cash flows resulting from such risk.

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

   For the six months ended June 30, 2001, the income effect from cash flow hedging ineffectiveness was insignificant. The fair value of the effective portions of the natural gas swaps and changes thereto is deferred in AOCI and is subsequently reclassified into Crude Oil, Products and Related Operating Expenses in the periods in which the hedged natural gas fuel purchases affect earnings.

   Natural Gas Sales Price Risks - The sales price of natural gas produced by the Company is subject to commodity price risk. Murphy has minimized the effect of fluctuations in the selling price of a limited portion of its U.S. natural gas production through October 2001 by entering into a natural gas swap contract and natural gas options to hedge cash flow fluctuations resulting from such risk. Murphy has a risk management control system to monitor natural gas price risk attributable both to forecasted natural gas sales prices and to Murphy's hedging instruments. The control system involves using analytical techniques, including various correlations of natural gas sales prices to futures prices, to estimate the impact of changes in natural gas prices on Murphy's cash flows from the sale of natural gas.

   The natural gas price risk pertaining to a portion of gas sales from properties Murphy acquired from Beau Canada Exploration Ltd. in 2000 is limited by natural gas swap agreements expiring in October 2001 that were obtained in the acquisition. These agreements hedge fluctuations in cash flows resulting from such risk. Certain swaps require Murphy to pay a floating price and receive a fixed price and are partially offset by swaps on a lesser volume that require Murphy to pay a fixed price and receive a floating price.

   For the six months ended June 30, 2001, Murphy's earnings were not significantly impacted from cash flow hedging ineffectiveness arising from the natural gas swaps and options in the United States and western Canada. The fair values of the effective portions of the natural gas swaps and options and changes thereto are deferred in AOCI and are subsequently reclassified into Crude Oil and Natural Gas Sales in the periods in which the hedged natural gas sales affect earnings.

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

   The Company expects to transfer approximately $5 million in after-tax gains from AOCI into earnings during the next 12 months as the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by December 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note G - Accumulated Other Comprehensive Loss

Net gains (losses) in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets at June 30, 2001 and December 31, 2000 were as follows.

-----------------------------------------------------------------------------------------
(Millions of dollars)                                            June 30,    December 31,
                                                                   2001         2000
-----------------------------------------------------------------------------------------
Foreign currency translation................................     $  (60.1)       (38.3)
Cash flow hedging...........................................         10.0            -
-----------------------------------------------------------------------------------------
Accumulated other comprehensive loss                             $  (50.1)       (38.3)
=========================================================================================

Note H - Business Segments

                                                             Three Months Ended             Three Months Ended
                                                                June 30, 2001                 June 30, 2000*
                                          Total Assets  -----------------------------  ----------------------------
                                           at June 30,   External  Interseg.  Income   External  Interseg.  Income
(Millions of dollars)                             2001   Revenues   Revenues   (Loss)  Revenues   Revenues   (Loss)
------------------------------------------------------------------------------------------------------------------
Exploration and production**
 United States........................        $  500.7       53.2       13.7    24.6       46.0       17.6    19.9
 Canada...............................         1,242.6      119.3        9.1    23.8       57.4       23.4    22.7
 United Kingdom.......................           217.6       51.2          -    21.4       41.1          -    15.8
 Ecuador..............................            68.8       10.2          -     4.3       13.1          -     7.0
 Other................................            21.1         .4          -   (13.5)        .6          -    (9.3)
------------------------------------------------------------------------------------------------------------------
   Total                                       2,050.8      234.3       22.8    60.6      158.2       41.0    56.1
------------------------------------------------------------------------------------------------------------------
Refining, marketing and
  transportation
 United States........................           803.4      838.7          -    34.3      682.4         .1    14.5
 United Kingdom.......................           191.8       83.7          -     2.0      114.6          -     5.7
 Canada...............................               -      140.4         .1    68.4      137.2         .2     2.3
------------------------------------------------------------------------------------------------------------------
   Total                                         995.2    1,062.8         .1   104.7      934.2         .3    22.5
------------------------------------------------------------------------------------------------------------------
   Total operating segments...........         3,046.0    1,297.1       22.9   165.3    1,092.4       41.3    78.6
Corporate and other...................           287.9        3.3          -    (2.7)       4.4          -    (5.5)
------------------------------------------------------------------------------------------------------------------
   Total consolidated                         $3,333.9    1,300.4       22.9   162.6    1,096.8       41.3    73.1
==================================================================================================================

                                                              Six Months Ended              Six Months Ended
                                                               June 30, 2001                 June 30, 2000*
                                                      ------------------------------   ----------------------------
                                                         External  Interseg.  Income   External  Interseg.  Income
(Millions of dollars)                                    Revenues   Revenues   (Loss)  Revenues   Revenues   (Loss)
-------------------------------------------------------------------------------------------------------------------
Exploration and production**
 United States........................                   $  132.6       30.9    55.7       84.0       36.1    13.8
 Canada...............................                      219.0       30.0    51.9      114.6       53.2    50.4
 United Kingdom.......................                      101.5          -    41.5       87.7       11.6    39.0
 Ecuador..............................                       20.3          -     8.1       25.6          -    14.7
 Other................................                         .9          -   (16.0)       1.3          -   (10.8)
------------------------------------------------------------------------------------------------------------------
   Total                                                    474.3       60.9   141.2      313.2      100.9   107.1
------------------------------------------------------------------------------------------------------------------
Refining, marketing and
  transportation
 United States........................                    1,544.9          -    49.3    1,285.7         .8    12.9
 United Kingdom.......................                      162.2          -     3.8      236.5          -    10.6
 Canada...............................                      301.4         .2    71.2      276.3         .3     3.8
------------------------------------------------------------------------------------------------------------------
   Total                                                  2,008.5         .2   124.3    1,798.5        1.1    27.3
------------------------------------------------------------------------------------------------------------------
   Total operating segments...........                    2,482.8       61.1   265.5    2,111.7      102.0   134.4
Corporate and other...................                        7.0          -    (5.1)       5.6          -   (12.2)
------------------------------------------------------------------------------------------------------------------
   Total..............................                    2,489.8       61.1   260.4    2,117.3          -   122.2
Cumulative effect of accounting
  change..............................                          -          -       -          -          -    (8.7)
------------------------------------------------------------------------------------------------------------------
   Total consolidated                                    $2,489.8       61.1   260.4    2,117.3      102.0   113.5
==================================================================================================================

*Restated to conform to 2001 presentation.

**Additional details about results of operations are presented in the tables on page 15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Income before a special item in the second quarter of 2001 totaled $95 million, $2.08 a diluted share, compared to earnings of $71.6 million, $1.58 a diluted share, in the second quarter a year ago. Net income for the second quarter of 2001 totaled $162.6 million, $3.56 a diluted share, and included a gain on sale of Canadian pipeline assets of $67.6 million, $1.48 a diluted share. Net income in the second quarter of 2000 totaled $73.1 million, $1.61 a diluted share, and included a gain on sale of assets of $1.5 million, $.03 a diluted share.

The improvement in second quarter 2001 earnings is the result of higher North American natural gas prices, record Canadian natural gas sales volumes, higher oil sales volumes and healthier U.S. downstream margins, which more than offset lower oil prices and higher exploration expenses. The average sales price for natural gas increased by 30% in North America, while the Company's average worldwide crude oil price declined 11% from the prior year. The Company's natural gas sales in Canada set a record due to production from new fields in western Canada. Record quarterly earnings from U.S. refining and marketing operations made a significant contribution to Murphy's results.

Murphy's exploration and production operations earned $60.6 million in the second quarter of 2001 compared to $56.1 million in the same quarter of 2000. Exploration and production operations in the United States earned $24.6 million compared to $19.9 million in the second quarter of 2000. Operations in Canada earned $23.8 million compared to $22.7 million a year ago, and U.K. operations earned $21.4 million compared to $15.8 million. Operations in Ecuador earned $4.3 million in the second quarter of 2001 compared to $7 million a year ago. Other international operations reported a loss of $13.5 million compared to a $9.3 million loss a year earlier. The Company's worldwide crude oil and condensate sales prices averaged $22.97 a barrel in the current quarter compared to $25.75 a year ago. Crude oil and condensate sales prices averaged $25.52 a barrel in the United States, down 11%, and $25.91 in the United Kingdom, down 8%. In Canada, sales prices averaged $24.52 a barrel for light oil, down 6% from last year; $10.86 for heavy oil, down 44%; $26.76 for production from the offshore Hibernia field, down 6%; and $27.55 for synthetic oil, down 2%. The average crude oil sales price in Ecuador was $18.63 a barrel, down 14%. Total crude oil and gas liquids production averaged 64,913 barrels a day compared to 66,131 in the second quarter of 2000. Production increased 1,403 barrels a day or 48% for Canadian light oil, and 1,203 or 12% for Canadian heavy oil. In other areas, production decreased 1,660 barrels a day or 8% in the United Kingdom, 748 or 11% in the United States, 648 or 7% at Hibernia, 581 or 10% for crude oil in Ecuador and 187 or 2% for synthetic oil in Canada. In the current quarter, natural gas sales prices averaged $4.89 a thousand cubic feet (MCF) in the United States, up 39%; $3.89 in Canada, up 34%; and $2.26 in the United Kingdom, up 33%. Total natural gas sales averaged 284 million cubic feet a day in the current quarter compared to 230 million a year ago. Sales of natural gas in the United States averaged 119 million cubic feet a day, down from 151 million in the second quarter of 2000 as a result of a decrease in production from mature fields in the Gulf of Mexico. Canadian natural gas sales averaged 152 million cubic feet a day in the current quarter, an increase of 118%, due to production from new fields in Western Canada, and U.K. sales were 12 million, up 32%. Exploration expenses totaled $41.6 million compared to $20.8 million in 2000. Exploration expenses in the second quarter 2001 include approximately $17 million in dry hole expense related to an unsuccessful well in the Laurentian Channel offshore eastern Canada. The tables on page 15 provide additional details of the results of exploration and production operations for the second quarter of each year.

Earnings from Murphy's downstream operations before special items for the three months ended June 30, 2001 were $37.1 million, up from $22.5 million in 2000. Refining, marketing and transportation operations in the United States reported earnings of $34.3 million compared to $14.5 million a year ago. Operations in the United Kingdom earned $2 million compared to $5.7 million in the second quarter of 2000. Earnings from purchasing, transporting and reselling crude oil in Canada were $.8 million in the 2001 quarter compared to $2.3 million in last year's second quarter. Other operating revenues for the 2001 period increased due to the Company completing its sale of Canadian downstream assets in May 2001 and increases in merchandise sales through its Murphy USA service stations in Wal-Mart parking lots. Refinery crude runs worldwide for the quarter were 165,247 barrels a day compared to 173,168 in the second quarter of 2000. Worldwide refined product sales were a record at 192,167 barrels a day compared to 180,733 a year ago.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000 (Contd.)

Corporate functions, which include interest income and expense and corporate overhead not allocated to operating functions, reflected a loss of $2.7 million in the current quarter compared to a $7 million loss before a special item in the second quarter of 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

For the first six months of 2001, income excluding the special item totaled $192.8 million, $4.24 a diluted share, compared to $120.7 million, $2.67 a share, a year ago. Net income for the current six-month period was $260.4 million, $5.72 a diluted share, and included an after-tax benefit of $67.6 million, $1.48 a diluted share, from the gain on sale of the Company's pipeline assets in Canada. The same period a year ago had net income of $113.5 million, $2.51 a share.

Year-to-date earnings from exploration and production operations were up $34.1 million over the prior year, mainly due to increases in North American natural gas sales prices and Canadian natural gas sales volumes, partially offset by lower volumes for U.S. natural gas sales and higher exploration expenses. The Company's downstream earnings increased $29.4 million, primarily because of higher product margins and higher product sales volumes in the United States, partially offset by lower product margins and lower product sales volumes in the United Kingdom.

Earnings from exploration and production operations for the six months ended June 30, 2001 were $141.2 million, up from $107.1 million in 2000. United States operations earned $55.7 million for the first half of 2001 compared to $13.8 million in the prior period, and Canadian operations earned $51.9 million compared to $50.4 million in 2000. Increases from the prior year also occurred in the United Kingdom, where earnings rose from $39 million in 2000 to $41.5 million in the current year. In Ecuador earnings decreased by $6.6 million to $8.1 million. Other international operations recorded losses of $16 million in the first six months of 2001 and $10.8 million in the 2000 period. The Company's worldwide crude oil and condensate sales prices averaged $22.81 a barrel in the 2001 period compared to $25.66 a year ago. Crude oil and condensate sales prices averaged $26.45 a barrel in the United States, down 8%, and $26.47 in the United Kingdom, down 3%. In Canada, sales prices averaged $24.75 a barrel for light oil, down 6%; $10.11 for heavy oil, down 48%; $26.84 for Hibernia production, essentially unchanged; and $27.88 for synthetic oil, down 1%. The average crude oil sales price in Ecuador was $18.18 a barrel, down 15%. Crude oil and gas liquids production for the first half of 2001 averaged 66,973 barrels a day compared to 66,690 during the same period of 2000. Production of crude oil and gas liquids averaged 12,320 barrels a day for Canadian heavy oil, up 24%; 4,448 for Canadian light oil, up 47%; and, 9,800 for Canadian synthetic oil, up 10%. In other areas, crude oil and gas liquids production averaged 5,770 in the United States, down 19%; 5,639 in Ecuador, down 15%; 8,967 at Hibernia, down 6%; and 20,029 in the United Kingdom, down 7%. Natural gas sales prices for the first six months of 2001 averaged $6.07 a MCF in the United States, up 98%; $4.67 in Canada, up 82%; and $2.42 in the United Kingdom, up 40%. Total natural gas sales averaged 266 million cubic feet a day in 2001 compared to 230 million in 2000. Sales of natural gas in the United States averaged 122 million cubic feet a day, down 20%. Average natural gas sales volumes were 129 million cubic feet a day in Canada, up 107%, and 15 million in the United Kingdom, up 2%. Exploration expenses totaled $79.6 million for the six months ended June 30, 2001, up from $68.7 million a year ago. The increase in exploration expenses primarily occurred in Canada and Malaysia, partially offset by lower dry hole expenses in the United States in the first half of 2001. The tables on page 15 provide additional details of the results of exploration and production operations for the first half of each year.

Earnings from the Company's downstream operations before special items for the six months ended June 30, 2001 were $56.7 million, up from $27.3 million in 2000. Refining, marketing and transportation operations in the United States reported earnings of $49.3 million in the first six months of 2001 compared to $12.9 million for the same period last year; the improvement resulted from higher product margins and higher product sales volumes.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
(Contd.)

Operations in the United Kingdom were affected by lower product margins and lower sales volumes and earned $3.8 million in the first half of 2001 compared to $10.6 million in the prior year. Earnings from purchasing, transporting and reselling crude oil in Canada were $3.6 million in the current year compared to $3.8 million a year ago. Refinery crude runs worldwide were 168,764 barrels a day compared to 167,566 a year ago. Petroleum product sales were 190,643 barrels a day, up from 173,832 in 2000, with the increase primarily related to higher U.S. product sales volumes at stations built on Wal-Mart parking lots.

Excluding special items, financial results from corporate functions reflected losses of $5.1 million in the first half of 2001 and $13.7 million a year ago.

Financial Condition

Net cash provided by operating activities was $351.9 million for the first six months of 2001 compared to $331.5 million for the same period in 2000. Changes in operating working capital other than cash and cash equivalents used cash of $35.9 million in the first six months of 2001, while providing cash of $45.6 million in the 2000 period. Cash from operating activities was reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $9.9 million in the current year and $6.4 million in 2000. Other predominant uses of cash in each year were for capital expenditures, which including amounts expensed, are summarized in the following table, and for dividends, which totaled $33.8 million in 2001 and $31.5 in 2000.


-------------------------------------------------------------------------
                                                Six Months Ended June 30,
-------------------------------------------------------------------------
   (Millions of dollars)                                    2001    2000
-------------------------------------------------------------------------
   Capital Expenditures
     Exploration and production.........................  $344.9   204.2
     Refining, marketing and transportation.............    67.0    51.6
     Corporate and other................................     4.1     8.6
-------------------------------------------------------------------------
         Total capital expenditures.....................   416.0   264.4
   Geological, geophysical and other exploration
     expenses charged to income.........................   (22.2)  (23.9)
-------------------------------------------------------------------------
           Total property additions and dry hole costs    $393.8   240.5
=========================================================================

Working capital at June 30, 2001 was $176.2 million, up $104.5 million from December 31, 2000. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $120.9 million below current costs at June 30, 2001.

At June 30, 2001, long-term notes payable of $382.5 million were down $15.9 million from December 31, 2000 due to reclassification to current maturities and repayments. Long-term nonrecourse debt of a subsidiary was $120.7 million, down $5.7 million from December 31, 2000 primarily due to repayments. A summary of capital employed at June 30, 2001 and December 31, 2000 follows.

------------------------------------------------------------------------
Capital Employed                       June 30, 2001   December 31, 2000
------------------------------------------------------------------------
(Millions of dollars)                   Amount    %      Amount      %
------------------------------------------------------------------------
   Notes payable.....................  $  382.5   19        398.4     22
   Nonrecourse debt of a subsidiary..     120.7    6        126.4      7
   Stockholders' equity..............   1,492.0   75      1,259.6     71
------------------------------------------------------------------------
                                       $1,995.2  100      1,784.4    100
========================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

Accounting Matters

As described in Note B on page 5 of this Form 10-Q report, Murphy adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138, effective January 1, 2001. In addition, the Company adopted a change in accounting for unsold crude oil production effective January 1, 2000, restating operating results for all of 2000, and also has retroactively applied two consensuses of the Financial Accounting Standard Board's Emerging Issues Task Force to the Consolidated Statement of Income for all of 2000.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company will adopt SFAS No. 141 immediately and SFAS No. 142 on January 1, 2002.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $44.7 million, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $1.6 million for the six months ended June 30, 2001.

Additionally, in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it meets the definition of a liability. When the liability is initially recorded, the Company will increase the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon adoption of the Statement, the Company will recognize transition amounts for existing asset retirement obligations, asset retirement costs, and accumulated depreciation as the cumulative effect of a change in accounting principle. Upon settlement of an asset retirement obligation, any difference between costs incurred and the recorded liability will be recognized as a gain or loss in the Company's results of operations. The Company is required to adopt the provisions of SFAS No. 143 effective January 1, 2003.

It is not practicable to reasonably estimate the impact of adopting these accounting standards on the Company's financial statements at the date of this report, including whether any transitional goodwill impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Contd.)

The Company was a party to interest rate swaps at June 30, 2001 with notional amounts totaling $100 million that were designed to convert a similar amount of variable-rate debt to fixed rates. These swaps mature in 2002 and 2004. The swaps require the Company to pay an average interest rate of 6.46% over their composite lives, and at June 30, 2001, the interest rate to be received by the Company averaged 4.32%. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge of its exposure to fluctuations in interest rates. The estimated fair value of these interest rate swaps was recorded as a liability of $2.9 million at June 30, 2001.

At June 30, 2001, 20% of the Company's debt had variable interest rates and 11% was denominated in Canadian dollars. Based on debt outstanding at June 30, 2001, a 10% increase in variable interest rates would have an insignificant impact on Company's interest expense for the next 12 months after including the favorable effect resulting from lower net settlement payments under the aforementioned interest rate swaps. A 10% increase in the exchange rate of the Canadian dollar versus the U.S. dollar would increase interest expense for the next 12 months by $.2 million and increase current maturities of long-term debt by $.8 million for debt denominated in Canadian dollars.

Murphy was a party to natural gas price swap agreements at June 30, 2001 for a total notional volume of 7 million MMBTU that are intended to hedge a portion of the financial exposure of its Meraux, Louisiana refinery to fluctuations in the future price of natural gas purchased for fuel. In each month of settlement, the swaps require Murphy to pay an average natural gas price of $2.61 an MMBTU and to receive the average NYMEX price for the final three trading days of the month. At June 30, 2001, the estimated fair value of these agreements was recorded as an asset of $5.9 million. A 10% increase in the average NYMEX price of natural gas would have increased this asset by $2.2 million, while a 10% decrease would have reduced the asset by a similar amount.

At June 30, 2001, Murphy was also a party to certain natural gas swap agreements for a total notional volume of 20,000 gigajoules (GJ) a day through October 2001 that are intended to hedge a portion of the financial exposure of its Canadian natural gas production to changes in gas sales prices. In each month, the swaps require Murphy to pay the AECO "C" index price and to receive an average of C$2.47 per GJ. The Company also has a natural gas swap agreement for the purchase of 10,000 GJ per day through October 2001 that requires Murphy to pay C$5.64 per GJ and to receive based on the AECO "C" index. At June 30, 2001, the estimated net fair value of these agreements was recorded as a liability of $3.9 million. A 10% increase in the average price of the AECO "C" index would have increased this liability by $.3 million, while a 10% decrease would have reduced the liability by a similar amount.

In addition, the Company was a party to a natural gas swap agreement and natural gas options at June 30, 2001 that are intended to hedge the financial exposure of a limited portion of its U.S. natural gas production to changes in gas sales prices through October 2001. The swap is for a notional volume of 10,000 MMBTU a day and requires Murphy to pay the average NYMEX price for the final trading day of each month and receive a price of $5.50 an MMBTU. The options are for a notional volume of 5,000 MMBTU a day and provides that in each month, Murphy will receive any difference between $4.50 an MMBTU and a lower average NYMEX price for the last three trading days of the first nearby month futures contract for the relevant delivery month. At June 30, 2001, the estimated fair value of these agreements was recorded as an asset of $3.6 million. A 10% increase in the average NYMEX price of natural gas would have reduced this asset by $.4 million, while a 10% decrease would have increased the asset by a similar amount.

OIL AND GAS OPERATING RESULTS (unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                                Synthetic
                                                      United          United                      Oil-
(Millions of dollars)                                 States  Canada  Kingdom  Ecuador  Other    Canada    Total
----------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2001
Oil and gas sales, other operating revenues......   $   66.9   105.1     51.2     10.2     .4        23.3  257.1
Production expenses..............................       12.6    18.2      7.6      4.0      -        13.3   55.7
Depreciation, depletion and amortization.........       10.4    23.7      8.9      1.8     .1         2.1   47.0
Goodwill amortization............................          -      .8        -        -      -           -     .8
Exploration expenses
 Dry holes.......................................         .2    19.8        -        -    7.6           -   27.6
 Geological and geophysical......................          -     1.6       .1        -    3.1           -    4.8
 Other...........................................        1.1      .6       .3        -    1.6           -    3.6
----------------------------------------------------------------------------------------------------------------
                                                         1.3    22.0       .4        -   12.3           -   36.0
 Undeveloped lease amortization..................        2.1     3.5        -        -      -           -    5.6
----------------------------------------------------------------------------------------------------------------
  Total exploration expenses                             3.4    25.5       .4        -   12.3           -   41.6
----------------------------------------------------------------------------------------------------------------
Selling and general expenses.....................        2.9     3.0       .6       .1    1.6           -    8.2
Income tax provisions (benefits).................       13.0    15.0     12.3        -    (.1)        3.0   43.2
----------------------------------------------------------------------------------------------------------------
Results of operations (excluding
  corporate overhead and interest)                  $   24.6    18.9     21.4      4.3  (13.5)        4.9   60.6
================================================================================================================

Three Months Ended June 30, 2000*
Oil and gas sales, other operating revenues......   $   63.6    56.6     41.1     13.1     .6        24.2  199.2
Production expenses..............................       10.6    12.0      6.2      4.1      -        10.8   43.7
Depreciation, depletion and amortization.........       13.1    12.1      8.3      1.9      -         2.0   37.4
Exploration expenses
 Dry holes.......................................        1.3      .4        -        -     .3           -    2.0
 Geological and geophysical......................        1.7     3.8       .1        -    7.4           -   13.0
 Other...........................................         .8      .2       .5        -    1.1           -    2.6
----------------------------------------------------------------------------------------------------------------
                                                         3.8     4.4       .6        -    8.8           -   17.6
 Undeveloped lease amortization..................        1.8     1.4        -        -      -           -    3.2
----------------------------------------------------------------------------------------------------------------
   Total exploration expenses                            5.6     5.8       .6        -    8.8           -   20.8
----------------------------------------------------------------------------------------------------------------
Selling and general expenses.....................        3.4      .9       .8       .1    1.0          .1    6.3
Income tax provisions............................       11.0    10.0      9.4        -     .1         4.4   34.9
----------------------------------------------------------------------------------------------------------------
Results of operations (excluding
  corporate overhead and interest)                  $   19.9    15.8     15.8      7.0   (9.3)        6.9   56.1
================================================================================================================

Six Months Ended June 30, 2001
Oil and gas sales, other operating revenues......   $  163.5   199.5    101.5     20.3     .9        49.5  535.2
Production expenses..............................       24.8    36.3     14.8      8.4      -        28.5  112.8
Depreciation, depletion and amortization.........       20.7    41.9     18.7      3.6     .3         4.2   89.4
Goodwill amortization............................          -     1.6        -        -      -           -    1.6
Exploration expenses
 Dry holes.......................................       15.7    23.2       .1        -    7.6           -   46.6
 Geological and geophysical......................        3.7     9.0       .1        -    3.5           -   16.3
 Other...........................................        1.4     1.3       .5        -    2.7           -    5.9
----------------------------------------------------------------------------------------------------------------
                                                        20.8    33.5       .7        -   13.8           -   68.8
 Undeveloped lease amortization..................        4.1     6.7        -        -      -           -   10.8
----------------------------------------------------------------------------------------------------------------
  Total exploration expenses                            24.9    40.2       .7        -   13.8           -   79.6
----------------------------------------------------------------------------------------------------------------
Selling and general expenses.....................        6.7     5.1      1.2       .2    3.0           -   16.2
Income tax provisions (benefits).................       30.7    32.8     24.6        -    (.2)        6.5   94.4
----------------------------------------------------------------------------------------------------------------
Results of operations (excluding
  corporate overhead and interest)                  $   55.7    41.6     41.5      8.1  (16.0)       10.3  141.2
================================================================================================================

Six Months Ended June 30, 2000*
Oil and gas sales, other operating revenues......   $  120.1   122.2     99.3     25.6    1.3        45.6  414.1
Production expenses..............................       20.5    24.0     13.8      7.2      -        19.1   84.6
Depreciation, depletion and amortization.........       27.2    27.3     20.8      3.6     .1         3.8   82.8
Exploration expenses
 Dry holes.......................................       35.0     3.3        -        -     .3           -   38.6
 Geological and geophysical......................        5.2     6.4       .2        -    7.7           -   19.5
 Other...........................................        1.1      .4       .7        -    2.2           -    4.4
----------------------------------------------------------------------------------------------------------------
                                                        41.3    10.1       .9        -   10.2           -   62.5
 Undeveloped lease amortization..................        3.6     2.6        -        -      -           -    6.2
----------------------------------------------------------------------------------------------------------------
   Total exploration expenses                           44.9    12.7       .9        -   10.2           -   68.7
----------------------------------------------------------------------------------------------------------------
Selling and general expenses.....................        6.4     2.2      1.6       .1    1.6          .1   12.0
Income tax provisions............................        7.3    19.9     23.2        -     .2         8.3   58.9
----------------------------------------------------------------------------------------------------------------
Results of operations (excluding
  corporate overhead and interest)                  $   13.8    36.1     39.0     14.7  (10.8)       14.3  107.1
================================================================================================================

*Restated to conform to 2001 presentation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         In June 2000, the U.S. Government and the State of Wisconsin each filed a lawsuit against Murphy Oil USA, Inc., a wholly-owned subsidiary of Murphy Oil Corporation, in the U.S. District Court for the Western District of Wisconsin. The State case was dismissed by the District Court. The U.S. lawsuit, arising out of a 1998 compliance inspection, includes claims for alleged violations of federal and state environmental laws at the Company's Superior, Wisconsin refinery. The U.S. lawsuit was divided into liability and damage phases, and on August 1, 2001, the Court ruled against the Company in the liability phase of the trial. The damage phase of the trial is scheduled to commence in October 2001. Although the Company is unable to estimate the range of any potential loss related to this matter, and while no assurance can be given, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of security holders on May 9, 2001, the directors proposed by management were elected with a tabulation of votes to the nearest share as shown below.


                                        For           Withheld
                                    ----------        --------
         B. R. R. Butler            41,034,282        301,264
         George S. Dembroski        40,582,388        753,158
         Claiborne P. Deming        40,942,105        393,441
         H. Rodes Hart              40,959,448        376,098
         Robert A. Hermes           41,040,376        295,170
         Michael W. Murphy          40,612,519        723,027
         R. Madison Murphy          40,787,831        547,715
         William C. Nolan Jr.       40,385,758        949,788
         William L. Rosoff          40,942,312        393,234
         David J. H. Smith          41,042,376        293,170
         Caroline G. Theus          40,383,994        951,552


         The security holders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 80,000,000 to 200,000,000 by a vote of 30,766,031 shares in favor, 10,539,742 shares against and 29,773 shares not voted (see exhibit No. 3.1 for amended Certificate of Incorporation). In addition, the earlier appointment by the Board of Directors of KPMG LLP as independent auditors for 2001 was approved, with 41,201,767 shares voted in favor, 120,077 shares voted in opposition and 13,702 shares not voted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The Exhibit Index on page 18 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

         (b) No reports on Form 8-K were filed for the quarter ended June 30, 2001.


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

                                    MURPHY OIL CORPORATION
                                          (Registrant)


                                    By   /s/ JOHN W. ECKART
                                         -----------------------------------
                                       John W. Eckart, Controller
                                       (Chief Accounting Officer and Duly
                                        Authorized Officer)

August 10, 2001
   (Date)

                                 EXHIBIT INDEX

Exhibit
  No.                                                                                     Incorporated by Reference to
-------                                                                             --------------------------------------------
 3.1 Certificate of Incorporation of Murphy Oil Corporation as amended,             Exhibit 3.1 filed herewith
     effective May 17, 2001

 3.2 By-Laws of Murphy Oil Corporation as amended, effective February 7, 2001       Exhibit 3.2 of Murphy's Form 10-K report
                                                                                    for the year ended December 31, 2000

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

 4.1 Credit Agreement among Murphy Oil Corporation and certain subsidiaries and     Exhibit 4.1 of Murphy's Form 10-K report
     the Chase Manhattan Bank et al as of November 13, 1997                         for the year ended December 31, 1997

 4.2 Form of Indenture and Form of Supplemental Indenture between Murphy Oil        Exhibits 4.1 and 4.2 of Murphy's Form 8-K
     Corporation and SunTrust Bank, Nashville, N.A., as Trustee                     report filed April 29, 1999 under the
                                                                                    Securities Exchange Act of 1934

 4.3 Rights Agreement dated as of December 6, 1989 between Murphy Oil               Exhibit 4.3 of Murphy's Form 10-K report
     Corporation and Harris Trust Company of New York, as Rights Agent              for the year ended December 31, 1999

 4.4 Amendment No. 1 dated as of April 6, 1998 to Rights Agreement dated as of      Exhibit 3 of Murphy's Form 8-A/A,
     December 6, 1989 between Murphy Oil Corporation and Harris Trust Company of    Amendment No. 1, filed April 14, 1998
     New York, as Rights Agent                                                      under the Securities Exchange Act of 1934

 4.5 Amendment No. 2 dated as of April 15, 1999 to Rights Agreement dated as of     Exhibit 4 of Murphy's Form 8-A/A,
     December 6, 1989 between Murphy Oil Corporation and Harris Trust Company of    Amendment No. 2, filed April 19, 1999
     New York, as Rights Agent                                                      under the Securities Exchange Act of 1934

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