Form 10-Q
period 2001-09-30
MURPHY OIL CORP /DE
filed 2001-11-09
CIK 717423

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



             (Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                                                              X  Yes     No
                                                             ----    ----

Number of shares of Common Stock, $1.00 par value, outstanding at September 30, 2001, was 45,309,458.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)

                                                                               (Unaudited)
                                                                              September 30,        December 31,
                                                                                  2001                 2000
                                                                              -------------        ------------
ASSETS
Current Assets
 Cash and cash equivalents                                                      $  161,254              132,701
 Accounts receivable, less allowance for doubtful accounts of $9,852 in
   2001 and $10,208 in 2000                                                        342,183              469,616
 Inventories
   Crude oil and blend stocks                                                       65,671               47,875
   Finished products                                                                88,556               68,464
   Materials and supplies                                                           47,645               48,416
 Prepaid expenses                                                                   52,013               23,949
 Deferred income taxes                                                              20,735               25,916
                                                                              ------------         ------------
      Total current assets                                                         778,057              816,937

Property, plant and equipment, at cost less accumulated depreciation,
 depletion and amortization of $3,236,389 in 2001 and $3,144,369 in 2000         2,412,164            2,184,719
Goodwill, net                                                                       43,632               48,396
Deferred charges and other assets                                                   84,414               84,301
                                                                              ------------         ------------
      Total assets                                                              $3,318,267            3,134,353
                                                                              ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Current maturities of long-term debt                                           $   47,868               37,242
 Accounts payable and accrued liabilities                                          554,557              639,642
 Income taxes                                                                       72,128               68,343
                                                                              ------------         ------------
      Total current liabilities                                                    674,553              745,227

Notes payable                                                                      374,383              398,375
Nonrecourse debt of a subsidiary                                                   107,725              126,384
Deferred income taxes                                                              279,903              229,968
Reserve for dismantlement costs                                                    160,657              160,049
Reserve for major repairs                                                           41,361               34,302
Deferred credits and other liabilities                                             185,194              180,488

Stockholders' equity
 Cumulative Preferred Stock, par $100, authorized 400,000
   shares, none issued                                                                   -                    -
 Common stock, par $1.00, authorized 200,000,000 shares at
   September 30, 2001 and 80,000,000 shares at December 31, 2000,
   issued 48,775,314 shares                                                         48,775               48,775
 Capital in excess of par value                                                    526,012              514,474
 Retained earnings                                                               1,084,793              833,490
 Accumulated other comprehensive loss                                              (73,342)             (38,266)
 Unamortized restricted stock awards                                                (1,154)              (1,410)
 Treasury stock, 3,465,856 shares of Common Stock at
  September 30, 2001, 3,729,769 shares at December 31, 2000, at cost               (90,593)             (97,503)
                                                                              ------------         ------------
      Total stockholders' equity                                                 1,494,491            1,259,560
                                                                              ------------         ------------
      Total liabilities and stockholders' equity                                $3,318,267            3,134,353
                                                                              ============         ============

See Notes to Consolidated Financial Statements, page 5.

The Exhibit Index is on page 17.

             Murphy Oil Corporation and Consolidated Subsidiaries
                 CONSOLIDATED STATEMENTS OF INCOME (unaudited)
               (Thousands of dollars, except per share amounts)

                                                                Three Months Ended        Nine Months Ended
                                                                  September 30,             September 30,
                                                             -----------------------   -----------------------
                                                                2001         2000*        2001         2000*
                                                             ----------   ----------   ----------   ----------
REVENUES
Crude oil and natural gas sales                              $  197,460      196,254      667,611      508,826
Petroleum product sales                                         767,296      725,592    2,217,598    1,979,104
Crude oil trading sales                                         134,939      286,086      531,265      794,574
Other operating revenues                                         36,682       24,332      202,632       61,464
Interest and other nonoperating revenues                          2,959       15,045        9,994       20,611
                                                             ----------   ----------   ----------   ----------
     Total revenues                                           1,139,336    1,247,309    3,629,100    3,364,579
                                                             ----------   ----------   ----------   ----------


COSTS AND EXPENSES
Crude oil, products and related operating expenses              935,122      994,578    2,770,746    2,700,570
Exploration expenses, including undeveloped lease
  amortization                                                   45,541       20,899      125,091       89,617
Selling and general expenses                                     25,698       22,962       71,727       61,603
Depreciation, depletion and amortization                         58,090       51,389      170,578      154,522
Amortization of goodwill                                            782            -        2,355            -
Impairment of long-lived assets                                       -       20,997            -       20,997
Interest expense                                                  9,516        6,821       28,962       20,393
Interest capitalized                                             (5,065)      (3,325)     (12,984)     (10,064)
                                                             ----------   ----------   ----------   ----------
     Total costs and expenses                                 1,069,684    1,114,321    3,156,475    3,037,638
                                                             ----------   ----------   ----------   ----------

Income before income taxes and cumulative
  effect of accounting change                                    69,652      132,988      472,625      326,941
Income tax expense                                               27,923       42,878      170,492      114,643
                                                             ----------   ----------   ----------   ----------
Income before cumulative effect of accounting change             41,729       90,110      302,133      212,298
Cumulative effect of accounting change,
  net of tax (Note B)                                                 -            -            -       (8,733)
                                                             ----------   ----------   ----------   ----------

NET INCOME                                                   $   41,729       90,110      302,133      203,565
                                                             ==========   ==========   ==========   ==========

INCOME PER COMMON SHARE - BASIC
Before cumulative effect of accounting change                $      .92         2.00         6.69         4.71
Cumulative effect of accounting change                                -            -            -         (.19)
                                                             ----------   ----------   ----------   ----------
       NET INCOME - BASIC                                    $      .92         2.00         6.69         4.52
                                                             ==========   ==========   ==========   ==========

INCOME PER COMMON SHARE - DILUTED
Before cumulative effect of accounting change                $      .91         1.99         6.63         4.69
Cumulative effect of accounting change                                -            -            -         (.19)
                                                             ----------   ----------   ----------   ----------
       NET INCOME - DILUTED                                  $      .91         1.99         6.63         4.50
                                                             ==========   ==========   ==========   ==========

Average Common shares outstanding - basic                    45,306,674   45,043,061   45,190,224   45,025,280

Average Common shares outstanding - diluted                  45,683,102   45,305,598   45,550,230   45,237,243

*Restated to conform to 2001 presentation.

See Notes to Consolidated Financial Statements, page 5.

             Murphy Oil Corporation and Consolidated Subsidiaries
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
                            (Thousands of dollars)

                                                               Three Months Ended    Nine Months Ended
                                                                 September 30,         September 30,
                                                               ------------------    -----------------
                                                                 2001      2000*      2001      2000*
                                                               --------   -------    -------   -------
Net income                                                     $ 41,729    90,110    302,133   203,565

Other comprehensive income (loss), net of tax
  Cash flow hedges
   Net derivative losses                                         (2,057)        -         (4)        -
   Reclassification adjustments                                  (2,001)        -       (655)        -
                                                               --------   -------    -------   -------
     Total cash flow hedges                                      (4,058)        -       (659)        -
  Net loss from foreign currency translation                    (19,188)  (15,671)   (41,056)  (43,888)
                                                               --------   -------    -------   -------
     Other comprehensive income (loss) before
       cumulative effect of accounting change                   (23,246)  (15,671)   (41,715)  (43,888)
  Cumulative effect of accounting change (Note B)                     -         -      6,642         -
                                                               --------   -------    -------   -------
     Other comprehensive loss                                   (23,246)  (15,671)   (35,073)  (43,888)
                                                               --------   -------    -------   -------
COMPREHENSIVE INCOME                                           $ 18,483    74,439    267,060   159,677
                                                               ========   =======    =======   =======

*Restated to conform to 2001 presentation.

See Notes to Consolidated Financial Statements, page 5.

             Murphy Oil Corporation and Consolidated Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (Thousands of dollars)

                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                                     -----------------------
                                                                                                       2001           2000*
                                                                                                     --------       --------
OPERATING ACTIVITIES
Income before cumulative effect of accounting change                                                $ 302,133        212,298
Adjustments to reconcile above income to net cash provided by operating activities
 Depreciation, depletion and amortization                                                             170,578        154,522
 Impairment of long-lived assets                                                                            -         20,997
 Provisions for major repairs                                                                          16,870         17,141
 Expenditures for major repairs                                                                       (14,113)        (9,185)
 Dry holes                                                                                             65,638         49,347
 Amortization of undeveloped leases                                                                    17,268          9,792
 Amortization of goodwill                                                                               2,355              -
 Deferred and noncurrent income tax charges                                                            61,815         30,280
 Pretax gains from disposition of assets                                                              (95,604)        (2,881)
 Cumulative effect of accounting change on working capital                                                  -        (11,170)
 Net (increase) decrease in operating working capital other than cash and cash equivalents            (13,867)        55,970
 Other operating activities - net                                                                      13,863         12,900
                                                                                                     --------       --------
   Net cash provided by operating activities                                                          526,936        540,011
                                                                                                     --------       --------

INVESTING ACTIVITIES
Property additions and dry holes                                                                     (587,702)      (373,365)
Proceeds from sale of property, plant and equipment                                                   159,882         14,550
Other investing activities - net                                                                         (290)            (5)
                                                                                                     --------       --------
   Net cash required by investing activities                                                         (428,110)      (358,820)
                                                                                                     --------       --------

FINANCING ACTIVITIES
Decrease in notes payable                                                                             (17,319)           (47)
Decrease in nonrecourse debt of a subsidiary                                                          (14,706)        (6,382)
Cash dividend paid                                                                                    (50,830)       (48,399)
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan           14,919            674
Other financing activities - net                                                                       (2,000)             -
                                                                                                     --------       --------
   Net cash required by financing activities                                                          (69,936)       (54,154)
                                                                                                     --------       --------

Effect of exchange rate changes on cash and cash equivalents                                             (337)        (5,908)
                                                                                                     --------       --------

Net increase in cash and cash equivalents                                                              28,553        121,129
Cash and cash equivalents at January 1                                                                132,701         34,132
                                                                                                     --------       --------

Cash and cash equivalents at September 30                                                           $ 161,254        155,261
                                                                                                     ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid                                                                              $ 102,092         27,466

Interest paid, net of amounts capitalized                                                               7,236          5,201

*Restated to conform to 2001 presentation.

See Notes to Consolidated Financial Statements, page 5.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 4 of this Form 10-Q report.

Note A - Interim Financial Statements

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 2000. In the opinion of Murphy's management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company's financial position at September 30, 2001, and the results of its operations and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company's 2000 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the nine months ended September 30, 2001 are not necessarily indicative of future results.

Note B - New Accounting Principles

Effective January 1, 2001, Murphy adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 (SFAS Nos. 133/138). Under SFAS Nos. 133/138, Murphy records the fair values of its derivative instruments as either assets or liabilities. All such instruments have been designated as hedges of forecasted cash flow exposures. Changes in the fair value of a qualifying cash flow hedging derivative are deferred and recorded as a component of Accumulated Other Comprehensive Income (AOCI) in the Consolidated Balance Sheet until the forecasted transaction occurs, at which time the derivative's fair value will be recognized in earnings. Ineffective portions of a hedging derivative's change in fair value are recognized currently in earnings. Adoption of SFAS Nos. 133/138 resulted in a transition adjustment gain to AOCI of $6.6 million, net of $2.8 million in income taxes for the cumulative effect on prior years; there was no cumulative effect on earnings. Excluding the transition adjustment, the effect of this accounting change decreased AOCI for the nine months ended September 30, 2001 by $.7 million, net of $.4 million in income taxes, and decreased net income for the same period by $.3 million, net of $.2 million in taxes, but did not affect income per diluted share. For the nine months ended September 30, 2001, losses of $.6 million, net of $.1 million in taxes, associated with the transition adjustment were reclassified from AOCI to earnings.

In 2000, Murphy adopted the revenue recognition guidance in the Securities and Exchange Commission's Staff Accounting Bulletin 101. As a result of the change, Murphy records revenues related to its crude oil as the oil is sold, and carries its unsold crude oil production in inventory at cost or market, whichever is lower, rather than at market value as in the past. Consequently, Murphy restated its 2000 operating results and recorded a transition adjustment charge of $8.7 million, net of income tax benefits of $3.9 million, for the cumulative effect on prior years. Excluding the transition adjustment, this accounting change decreased income for the nine months ended September 30, 2000 by $4.9 million.

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

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recognized a benefit for likely recoveries at September 30, 2001.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note D - Other Contingencies (Contd.)

The Company and its subsidiaries are engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business and none of which is considered material. In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 2001 the Company had contingent liabilities of $38 million under certain financial guarantees and $41.4 million on outstanding letters of credit.

Note E - Earnings per Share

Net income was used as the numerator in computing both basic and diluted income per Common share for the three-month and nine-month periods ended September 30, 2001 and 2000. The following table reconciles the weighted-average shares outstanding used for these computations.

--------------------------------------------------------------------------------------------------
Reconciliation of Shares Outstanding                 Three Months Ended          Nine Months Ended
                                                          September 30,              September 30,
--------------------------------------------------------------------------------------------------
(Weighted-average shares)                           2001           2000        2001           2000
--------------------------------------------------------------------------------------------------
Basic method........................          45,306,674     45,043,061  45,190,224     45,025,280
Dilutive stock options..............             376,428        262,537     360,006        211,963
--------------------------------------------------------------------------------------------------
    Diluted method                            45,683,102     45,305,598  45,550,230     45,237,243
==================================================================================================

The computations of earnings per share in the Consolidated Statements of Income did not consider outstanding options of 73,500 shares for the three-month period of 2000, and 147,000 shares for the nine-month period of 2000, because the effects of these options would have improved the Company's earnings per share. Average exercise prices per share of the options not used were $65.49 and $62.97, respectively. There were no antidilutive options for the three-month and nine-month periods of 2001.

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

     For the nine months ended September 30, 2001, the income effect from cash flow hedging ineffectiveness was insignificant. The fair value of the effective portions of the interest rate swaps and changes thereto is deferred in Accumulated Other Comprehensive Income (AOCI) and is subsequently reclassified into Interest Expense as a rate adjustment in the periods in which the hedged interest payments on the variable-rate debt affect earnings.

 .    Natural Gas Fuel Price Risks - The Company purchases natural gas as fuel at its Meraux, Louisiana refinery. The cost of natural gas is subject to commodity price risk. Murphy has reduced the effect of changes in the price of natural gas used for fuel at Meraux by entering into natural gas swap contracts to hedge fluctuations in cash flows resulting from such risk.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note F - Risk Management and Derivative Instruments (Contd.)

     For the nine months ended September 30, 2001, the income effect from cash flow hedging ineffectiveness was insignificant. The fair value of the effective portions of the natural gas swaps and changes thereto is deferred in AOCI and is subsequently reclassified into Crude Oil, Products and Related Operating Expenses in the periods in which the hedged natural gas fuel purchases affect earnings.

 .    Natural Gas Sales Price Risks - The sales price of natural gas produced by the Company is subject to commodity price risk. Murphy has minimized the effect of changes in the selling price of a limited portion of its U.S. natural gas production through February 2002 by entering into natural gas swap contracts and natural gas options to hedge cash flow fluctuations resulting from such risk. Murphy has a risk management control system to monitor natural gas price risk attributable both to forecasted natural gas sales prices and to Murphy's hedging instruments. The control system involves using analytical techniques, including various correlations of natural gas sales prices to futures prices, to estimate the impact of changes in natural gas prices on Murphy's cash flows from the sale of natural gas.

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

     For the nine months ended September 30, 2001, Murphy's earnings were not significantly impacted from cash flow hedging ineffectiveness arising from the natural gas swaps and options in the United States and western Canada. The fair values of the effective portions of the natural gas swaps and options and changes thereto are deferred in AOCI and are subsequently reclassified into Crude Oil and Natural Gas Sales in the periods in which the hedged natural gas sales affect earnings.

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

The Company expects to reclassify approximately $3.8 million in after-tax gains from AOCI into earnings during the next 12 months as the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by December 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note G - Accumulated Other Comprehensive Loss

Net gains (losses) in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets at September 30, 2001 and December 31, 2000 were as follows.

--------------------------------------------------------------------
(Millions of dollars)                   September 30,   December 31,
                                                 2001           2000
--------------------------------------------------------------------
Foreign currency translation..........         $(79.3)         (38.3)
Cash flow hedging.....................            6.0              -
--------------------------------------------------------------------
Accumulated other comprehensive loss           $(73.3)         (38.3)
====================================================================

Note H - Business Segments

                                                           Three Months Ended             Three Months Ended
                                                           September 30, 2001            September 30, 2000/1/
                                        Total Assets  -----------------------------  ----------------------------
                                        at Sept. 30,   External  Interseg.  Income   External  Interseg.  Income
(Millions of dollars)                           2001   Revenues   Revenues   (Loss)  Revenues   Revenues   (Loss)
----------------------------------------------------------------------------------------------------------------
Exploration and production/2/
 United States........................      $  534.3       31.2       12.9     4.6       56.2       18.7     8.7
 Canada...............................       1,221.8      101.6          -    21.0       73.9       31.5    35.1
 United Kingdom.......................         225.6       55.8          -    20.7       52.7          -    19.8
 Ecuador..............................          69.4        7.1          -     3.0       12.5          -     7.4
 Other................................          23.7         .3          -   (16.8)        .6          -    (2.6)
----------------------------------------------------------------------------------------------------------------
   Total                                     2,074.8      196.0       12.9    32.5      195.9       50.2    68.4
----------------------------------------------------------------------------------------------------------------
Refining, marketing and
 transportation
 United States........................         786.3      827.5          -     9.0      775.1          -     4.1
 United Kingdom.......................         199.0      112.4          -     5.0      113.2          -     7.3
 Canada...............................             -         .4          -      .2      148.1         .2     1.5
----------------------------------------------------------------------------------------------------------------
   Total                                       985.3      940.3          -    14.2    1,036.4         .2    12.9
----------------------------------------------------------------------------------------------------------------
   Total operating segments...........       3,060.1    1,136.3       12.9    46.7    1,232.3       50.4    81.3
Corporate and other...................         258.2        3.0          -    (5.0)      15.0          -     8.8
----------------------------------------------------------------------------------------------------------------
   Total consolidated                       $3,318.3    1,139.3       12.9    41.7    1,247.3       50.4    90.1
================================================================================================================

                                                             Nine Months Ended             Nine Months Ended
                                                            September 30, 2001            September 30, 2000/1/
                                                       ----------------------------  ----------------------------
                                                       External  Interseg.  Income   External  Interseg.  Income
(Millions of dollars)                                  Revenues   Revenues   (Loss)  Revenues   Revenues   (Loss)
----------------------------------------------------------------------------------------------------------------
Exploration and production/2/
 United States..............................           $  163.8       43.8    60.3      140.2       54.8    22.5
 Canada.....................................              320.6       30.0    72.9      188.5       84.7    85.5
 United Kingdom.............................              157.3          -    62.2      140.4       11.6    58.8
 Ecuador....................................               27.4          -    11.1       38.1          -    22.1
 Other......................................                1.2          -   (32.8)       1.9          -   (13.4)
----------------------------------------------------------------------------------------------------------------
   Total                                                  670.3       73.8   173.7      509.1      151.1   175.5
----------------------------------------------------------------------------------------------------------------
Refining, marketing and
  transportation
 United States..............................            2,372.4          -    58.3    2,060.8         .8    17.0
 United Kingdom.............................              274.6          -     8.8      349.7          -    17.9
 Canada.....................................              301.8         .2    71.4      424.4         .5     5.3
----------------------------------------------------------------------------------------------------------------
   Total                                                2,948.8         .2   138.5    2,834.9        1.3    40.2
----------------------------------------------------------------------------------------------------------------
   Total operating segments.................            3,619.1       74.0   312.2    3,344.0      152.4   215.7
Corporate and other.........................               10.0          -   (10.1)      20.6          -    (3.4)
----------------------------------------------------------------------------------------------------------------
   Total....................................            3,629.1       74.0   302.1    3,364.6      152.4   212.3
Cumulative effect of accounting
  change....................................                  -          -       -          -          -    (8.7)
----------------------------------------------------------------------------------------------------------------
   Total consolidated                                  $3,629.1       74.0   302.1    3,364.6      152.4   203.6
================================================================================================================

/1/Restated to conform to 2001 presentation.

/2/Additional details about results of operations are presented in the tables on page 15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net income in the third quarter of 2001 totaled $41.7 million, $.91 a diluted share, compared to income of $90.1 million, $1.99 a diluted share, in the third quarter a year ago. Two essentially offsetting special items in the third quarter of 2001 had no effect on diluted earnings per share. Third quarter 2000 net income included two special items with a net after-tax benefit of $1.9 million, $.04 a diluted share. Special items in the 2000 quarter included settlement of prior years' U.S. income tax matters, which provided $15.5 million of income to corporate functions, and an after-tax charge of $13.6 million for impairment of two U.S. natural gas properties.

The reduction in the Company's third quarter 2001 earnings was attributable to weaker exploration and production results. A combination of lower oil and natural gas sales prices and higher exploration expenses, a large portion of which was in foreign jurisdictions with no recorded tax benefits, caused the decline in upstream results. U.S. refining and marketing income was stronger in the current quarter compared to the 2000 quarter.

Murphy's exploration and production operations earned $26.7 million before special items in the third quarter of 2001 compared to $82 million in the same quarter of 2000. Exploration and production operations in the United States earned $4.6 million compared to $22.3 million in the third quarter of 2000. Operations in Canada earned $15.2 million compared to $35.1 million a year ago, and U.K. operations earned $20.7 million compared to $19.8 million. Operations in Ecuador earned $3 million in the third quarter of 2001 compared to $7.4 million a year ago. Other international operations reported a loss of $16.8 million compared to a $2.6 million loss a year earlier. The Company's worldwide crude oil and condensate sales prices averaged $23.37 a barrel in the current quarter compared to $27.06 a year ago. Crude oil and condensate sales prices averaged $26.08 a barrel in the United States, down 18%, and $25.45 in the United Kingdom, down 9%. In Canada, sales prices averaged $23.55 a barrel for light oil, down 20% from last year; $16.50 for heavy oil, down 23%; $24.18 for production from the offshore Hibernia field, down 9%; and $26.43 for synthetic oil, down 15%. The average crude oil sales price in Ecuador was $18.75 a barrel, down 22%. Total crude oil and gas liquids production averaged 64,779 barrels a day compared to 61,852 in the third quarter of 2000. Production increased 3,967 barrels a day or 13% in Canada as light oil was up 1,632 barrels a day, synthetic oil was up 1,022, heavy oil was up 791, and Hibernia was up 522. Oil production also increased 877 barrels a day or 5% in the United Kingdom. In other areas, production decreased 1,076 barrels a day or 17% in Ecuador and declined 841 barrels a day or 13% in the United States. In the current quarter, natural gas sales prices averaged $3.35 a thousand cubic feet (MCF) in the United States, down 25% from the third quarter of 2000; $2.38 in Canada, down 31%; and $2.00 in the United Kingdom, up 69%. Total natural gas sales averaged a record 295 million cubic feet a day in the current quarter compared to 211 million a year ago. Sales of natural gas in the United States averaged 111 million cubic feet a day, down from 141 million in the third quarter of 2000 as a result of a decrease in production from mature fields in the Gulf of Mexico. Canadian natural gas sales were a record 176 million cubic feet a day in the current quarter, an increase of 108 million cubic feet a day due to production from new fields in Western Canada, and U.K. sales were 8 million cubic feet a day, up 6 million from the previous year. Exploration expenses totaled $45.5 million in the third quarter 2001 compared to $20.9 million in 2000. Exploration expenses in the current quarter reflect increased dry hole expense versus the prior year and $14.2 million to acquire 3-D seismic covering the Company's significant deepwater prospects in Malaysia. The tables on page 15 provide additional details of the results of exploration and production operations for the third quarter of each year.

Earnings from Murphy's downstream operations before special items for the three months ended September 30, 2001 were $19.6 million, up from $12.9 million in 2000. Refining, marketing and transportation operations in the United States reported earnings of $14.4 million compared to $4.1 million a year ago. Operations in the United Kingdom earned $5 million compared to $7.3 million in the third quarter of 2000. The Company earned $1.5 million in the third quarter of 2000 from purchasing, transporting and reselling crude oil in Canada, while the third quarter of 2001 included earnings of $.2 million from disposal of residual inventory following the sale of this business in the second quarter of 2001. Refinery crude runs worldwide for the quarter were 167,297 barrels a day compared to 164,350 in the third quarter of 2000. Worldwide refined product sales were a record at 215,091 barrels a day compared to 184,237 a year ago.

Corporate functions, which include interest income and expense and corporate overhead not allocated to operating functions, reflected losses before special items of $4.6 million in the current quarter compared to $6.7 million in the third quarter of 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

For the first nine months of 2001, income excluding special items totaled $234.5 million, $5.15 a diluted share, compared to $208.9 million, $4.62 a diluted share, a year ago. Net income for the current nine-month period was $302.1 million, $6.63 a diluted share, and included an after-tax benefit of $67.6 million, $1.48 a diluted share, from the gain on sale of the Company's pipeline assets in Canada. Net income for the 2000 period was $203.6 million, $4.50 a diluted share. Special items in 2000 included the aforementioned settlement of prior years' U.S. income tax matters, which provided $15.5 million of income to corporate functions, and the after-tax charge of $13.6 million for impairment of two U.S. natural gas properties. Additionally, 2000 included an after-tax gain of $1.5 million, $.03 a diluted share, from the sale of corporate assets.

Earnings from exploration and production operations before a special item for the nine months ended September 30, 2001 were $167.9 million, down from $189.1 million in 2000. Canadian operations earned $67.1 million in 2001, down from $85.5 million in 2000, and earnings in Ecuador declined from $22 million in the 2000 period to $11.1 million in 2001. Other international operations recorded losses of $32.8 million in the first nine months of 2001 and $13.4 million in the 2000 period. United States operations earned $60.3 million for 2001 compared to $36.1 million in the prior period, and the United Kingdom earned $62.2 million compared to $58.8 million in 2000. The Company's worldwide crude oil and condensate sales prices averaged $23.04 a barrel in the 2001 period compared to $26.09 a year ago. Crude oil and condensate sales prices averaged $26.93 a barrel in the United States, down 10%, and $26.09 in the United Kingdom, down 4%. In Canada, sales prices averaged $24.34 a barrel for light oil, down 10%; $12.13 for heavy oil, down 40%; $26.14 for Hibernia production, down 3%; and $27.41 for synthetic oil, down 6%. The average crude oil sales price in Ecuador was $18.33 a barrel, down 18%. Crude oil and gas liquids production for the nine months of 2001 averaged 66,232 barrels a day compared to 65,065 barrels a day during the same period of 2000. Production of crude oil and gas liquids averaged 11,942 barrels a day for Canadian heavy oil, up 18%; 4,335 for Canadian light oil, up 52%; and 9,583 for Canadian synthetic oil, up 11%. In other areas, crude oil and gas liquids production averaged 5,714 in the United States, down 17%; 5,534 in Ecuador, down 16%; 20,154 in the United Kingdom, down 3%; and 8,970 at Hibernia, down 2%. Natural gas sales prices for the first nine months of 2001 averaged $5.23 per MCF in the United States, up 49%; $3.73 in Canada, up 33%; and $2.33 in the United Kingdom, up 38%. Total natural gas sales averaged 276 million cubic feet a day in 2001 compared to 223 million in 2000. Sales of natural gas in the United States averaged 118 million cubic feet a day, down 20%. Average natural gas sales volumes were 145 million cubic feet a day in Canada, up 126%, and 13 million in the United Kingdom, up 19%. Exploration expenses totaled $125.1 million for the nine months ended September 30, 2001, up from $89.6 million a year ago. The increase in exploration expenses in the first nine months of 2001 primarily occurred in Canada and Malaysia, partially offset by lower expenses in the United States. The tables on page 15 provide additional details of the results of exploration and production operations for the first nine months of each year.

Earnings from the Company's downstream operations before special items for the nine months ended September 30, 2001 were $76.3 million, up from $40.2 million in 2000. Refining, marketing and transportation operations in the United States reported earnings of $63.7 million in the first nine months of 2001 compared to $17 million for the same period last year; the improvement resulted from higher product margins and higher product sales volumes. Operations in the United Kingdom were affected by lower product margins and lower sales volumes and earned $8.8 million in 2001 compared to $17.9 million in the prior year. The Company sold its Canadian pipeline assets in the second quarter of 2001 for an after-tax gain of $67.6 million. Excluding the gain, earnings from purchasing, transporting and reselling crude oil in Canada were $3.8 million in the current year compared to $5.3 million a year ago. Refinery crude runs worldwide were 168,269 barrels a day compared to 166,487 a year ago. Petroleum product sales were 198,879 barrels a day, up from 177,326 in 2000, with the increase primarily related to higher U.S. product sales volumes at stations built on Wal-Mart parking lots.

Excluding special items, financial results from corporate functions reflected losses of $9.7 million in the first nine months of 2001 and $20.4 million a year ago.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

Financial Condition

Net cash provided by operating activities was $526.9 million for the first nine months of 2001 compared to $540 million for the same period in 2000. Changes in operating working capital other than cash and cash equivalents used cash of $13.9 million in the first nine months of 2001, while providing cash of $56 million in the 2000 period. Cash from operating activities was reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $14.1 million in the current year and $9.2 million in 2000. Other predominant uses of cash in each year were for capital expenditures, which including amounts expensed, are summarized in the following table, and for dividends, which totaled $50.8 million in 2001 and $48.4 million in 2000.

   ---------------------------------------------------------------------
                                         Nine Months Ended September 30,
   ---------------------------------------------------------------------
   (Millions of dollars)                                    2001    2000
   ---------------------------------------------------------------------
   Capital Expenditures
     Exploration and production.........................  $514.5   282.7
     Refining, marketing and transportation.............   110.3   111.7
     Corporate and other................................     5.2     9.4
   ---------------------------------------------------------------------
         Total capital expenditures.....................   630.0   403.8
   Geological, geophysical and other exploration
     expenses charged to income.........................   (42.3)  (30.4)
   ---------------------------------------------------------------------
         Total property additions and dry hole costs      $587.7   373.4
   =====================================================================

Working capital at September 30, 2001 was $103.5 million, up $31.8 million from December 31, 2000. This level of working capital does not fully reflect the Company's liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $103.9 million below current costs at September 30, 2001.

At September 30, 2001, long-term notes payable of $374.4 million were down $24 million from December 31, 2000 due to repayments and reclassification to current maturities. Long-term nonrecourse debt of a subsidiary was $107.7 million, down $18.7 million from December 31, 2000 primarily due to repayments. A summary of capital employed at September 30, 2001 and December 31, 2000 follows.

-----------------------------------------------------------------------------
Capital Employed                       September 30, 2001   December 31, 2000
-----------------------------------------------------------------------------
(Millions of dollars)                       Amount      %       Amount      %
-----------------------------------------------------------------------------
Notes payable........................     $  374.4     19        398.4     22
Nonrecourse debt of a subsidiary.....        107.7      5        126.4      7
Stockholders' equity.................      1,494.5     76      1,259.6     71
-----------------------------------------------------------------------------
                                          $1,976.6    100      1,784.4    100
=============================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

Accounting Matters

As described in Note B on page 5 of this Form 10-Q report, Murphy adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138, effective January 1, 2001. In addition, the Company adopted a change in accounting for unsold crude oil production effective January 1, 2000, restating operating results for all of 2000, and also has retroactively applied two consensuses of the Financial Accounting Standard Board's Emerging Issues Task Force to the Consolidated Statement of Income for all of 2000.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all future business combinations be accounted for using the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of this statement and that intangible assets other than goodwill be amortized over their useful lives. The Company will adopt SFAS No. 141 immediately and SFAS No. 142 on January 1, 2002. As of the date of adoption, the Company expects to have unamortized goodwill of approximately $43 million, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $2.4 million for the nine months ended September 30, 2001.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which the obligation meets the definition of a liability. When the liability is initially recorded, the Company will increase the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. Upon adoption of the Statement, the Company will recognize transition amounts for existing asset retirement obligations, long-lived assets and accumulated depreciation as the cumulative effect of a change in accounting principle. After adoption, any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in the Company's results of operations. The Company is required to adopt the provisions of SFAS No. 143 effective January 1, 2003.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business as defined in APB Opinion No. 30. The Company is required to adopt the provisions of SFAS No. 144 effective January 1, 2002. The provisions of SFAS No. 144 generally are to be applied prospectively.

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

The Company was a party to interest rate swaps at September 30, 2001 with notional amounts totaling $100 million that were designed to convert a similar amount of variable-rate debt to fixed rates. These swaps mature in 2002 and 2004. The swaps require the Company to pay an average interest rate of 6.46% over their composite lives, and at September 30, 2001, the interest rate to be received by the Company averaged 3.58%. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge of its exposure to fluctuations in interest rates. The estimated fair value of these interest rate swaps was recorded as a liability of $4.9 million at September 30, 2001.

At September 30, 2001, 19% of the Company's debt had variable interest rates and 10% was denominated in Canadian dollars. Based on debt outstanding at September 30, 2001, a 10% increase in variable interest rates would have an insignificant impact on the Company's interest expense for the next 12 months after including the favorable effect resulting from lower net settlement payments under the aforementioned interest rate swaps. A 10% increase in the exchange rate of the Canadian dollar versus the U.S. dollar would increase interest expense for the next 12 months by $.1 million for debt denominated in Canadian dollars.

Murphy was a party to natural gas price swap agreements at September 30, 2001 for a total notional volume of 7.7 million MMBTU that are intended to hedge a portion of the financial exposure of its Meraux, Louisiana refinery to fluctuations in the future price of natural gas purchased for fuel. In each month of settlement, the swaps require Murphy to pay an average natural gas price of $2.68 an MMBTU and to receive the average NYMEX price for the final three trading days of the month. At September 30, 2001, the estimated fair value of these agreements was recorded as an asset of $4.2 million. A 10% increase in the average NYMEX price of natural gas would have increased this asset by $2.2 million, while a 10% decrease would have reduced the asset by a similar amount.

At September 30, 2001, Murphy was also a party to certain natural gas swap agreements for a total notional volume of 20,000 gigajoules (GJ) a day through October 2001 that are intended to hedge a portion of the financial exposure of its Canadian natural gas production to changes in gas sales prices. In each month, the swaps require Murphy to pay the AECO "C" index price and to receive an average of C$2.47 per GJ. The Company also has a natural gas swap agreement for the purchase of 10,000 GJ per day through October 2001 that requires Murphy to pay C$5.64 per GJ and to receive based on the AECO "C" index. At September 30, 2001, the estimated net fair value of these agreements was recorded as a liability of $1 million. A 10% increase in the average price of the AECO "C" index would have increased this liability by $.1 million, while a 10% decrease would have reduced the liability by a similar amount.

In addition, the Company was a party to natural gas swap agreements and natural gas options at September 30, 2001 that are intended to hedge the financial exposure of a limited portion of its U.S. natural gas production to changes in gas sales prices through February 2002. The swaps are for a notional volume ranging from 5,000 to 10,000 MMBTU a day and require Murphy to pay the average NYMEX price for the final trading day of each month and receive a price ranging from $2.91 to $5.50 an MMBTU. The options are for a notional volume of 5,000 MMBTU a day and provides that in each month, Murphy will receive any difference between $4.50 an MMBTU and a lower average NYMEX price for the last three trading days of the first nearby month futures contract for the relevant delivery month. At September 30, 2001, the estimated fair value of these agreements was recorded as an asset of $1.6 million. A 10% increase in the average NYMEX price of natural gas would have reduced this asset by $.2 million, while a 10% decrease would have increased the asset by a similar amount.

OIL AND GAS OPERATING RESULTS/1/ (unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                                Synthetic
                                                      United          United                      Oil -
(Millions of dollars)                                 States  Canada  Kingdom  Ecuador  Other    Canada    Total
----------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2001
Oil and gas sales, other operating revenues......   $   44.1    79.4     55.8      7.1     .3        22.2  208.9
Production expenses..............................       11.2    17.4     10.0      2.7      -        11.3   52.6
Depreciation, depletion and amortization.........        9.8    23.6      9.5      1.3     .2         2.0   46.4
Goodwill amortization............................          -      .8        -        -      -           -     .8
Exploration expenses
 Dry holes.......................................        8.0    11.3        -        -    (.3)          -   19.0
 Geological and geophysical......................        1.7      .7        -        -   13.7           -   16.1
 Other...........................................        1.0      .4       .3        -    2.3           -    4.0
----------------------------------------------------------------------------------------------------------------
                                                        10.7    12.4       .3        -   15.7           -   39.1
 Undeveloped lease amortization..................        2.9     3.5        -        -      -           -    6.4
----------------------------------------------------------------------------------------------------------------
   Total exploration expenses                           13.6    15.9       .3        -   15.7           -   45.5
----------------------------------------------------------------------------------------------------------------
Selling and general expenses.....................        3.1     3.3       .5       .1    1.4          .1    8.5
Income tax provisions (benefits).................        1.8     8.6     14.8        -    (.2)        3.4   28.4
----------------------------------------------------------------------------------------------------------------
Results of operations (excluding
  corporate overhead and interest)                  $    4.6     9.8     20.7      3.0  (16.8)        5.4   26.7
================================================================================================================

Three Months Ended September 30, 2000/2/
Oil and gas sales, other operating revenues......   $   74.9    82.0     52.7     12.5     .6        23.4  246.1
Production expenses..............................       10.6    14.6      8.0      3.6      -        10.1   46.9
Depreciation, depletion and amortization.........       12.3    15.8      8.4      1.4     .2         1.9   40.0
Exploration expenses
 Dry holes.......................................       10.2      .6        -        -      -           -   10.8
 Geological and geophysical......................         .9     2.5        -        -     .8           -    4.2
 Other...........................................         .9      .1       .4        -     .9           -    2.3
----------------------------------------------------------------------------------------------------------------
                                                        12.0     3.2       .4        -    1.7           -   17.3
 Undeveloped lease amortization..................        2.0     1.6        -        -      -           -    3.6
----------------------------------------------------------------------------------------------------------------
   Total exploration expenses                           14.0     4.8       .4        -    1.7           -   20.9
----------------------------------------------------------------------------------------------------------------
Selling and general expenses.....................        3.5     1.4       .7       .1    1.3           -    7.0
Income tax provisions............................       12.2    17.0     15.4        -      -         4.7   49.3
----------------------------------------------------------------------------------------------------------------
Results of operations (excluding
  corporate overhead and interest)                  $   22.3    28.4     19.8      7.4   (2.6)        6.7   82.0
================================================================================================================

Nine Months Ended September 30, 2001
Oil and gas sales, other operating revenues......   $  207.6   278.9    157.3     27.4    1.2        71.7  744.1
Production expenses..............................       36.0    53.7     24.8     11.1      -        39.8  165.4
Depreciation, depletion and amortization.........       30.5    65.5     28.2      4.9     .5         6.2  135.8
Goodwill amortization............................          -     2.4        -        -      -           -    2.4
Exploration expenses
 Dry holes.......................................       23.7    34.5       .1        -    7.3           -   65.6
 Geological and geophysical......................        5.4     9.7       .1        -   17.2           -   32.4
 Other...........................................        2.4     1.7       .8        -    5.0           -    9.9
----------------------------------------------------------------------------------------------------------------
                                                        31.5    45.9      1.0        -   29.5           -  107.9
 Undeveloped lease amortization..................        7.0    10.2        -        -      -           -   17.2
----------------------------------------------------------------------------------------------------------------
   Total exploration expenses                           38.5    56.1      1.0        -   29.5           -  125.1
----------------------------------------------------------------------------------------------------------------
Selling and general expenses.....................        9.8     8.4      1.7       .3    4.4          .1   24.7
Income tax provisions (benefits).................       32.5    41.4     39.4        -    (.4)        9.9  122.8
----------------------------------------------------------------------------------------------------------------
Results of operations (excluding
  corporate overhead and interest)                  $   60.3    51.4     62.2     11.1  (32.8)       15.7  167.9
================================================================================================================

Nine Months Ended September 30, 2000/2/
Oil and gas sales, other operating revenues......   $  195.0   204.2    152.0     38.1    1.9        69.0  660.2
Production expenses..............................       31.1    38.6     21.8     10.8      -        29.2  131.5
Depreciation, depletion and amortization.........       39.5    43.1     29.2      5.0     .3         5.7  122.8
Exploration expenses
 Dry holes.......................................       45.2     3.9        -        -     .3           -   49.4
 Geological and geophysical......................        6.1     8.9       .2        -    8.5           -   23.7
 Other...........................................        2.0      .5      1.1        -    3.1           -    6.7
----------------------------------------------------------------------------------------------------------------
                                                        53.3    13.3      1.3        -   11.9           -   79.8
 Undeveloped lease amortization..................        5.6     4.2        -        -      -           -    9.8
----------------------------------------------------------------------------------------------------------------
   Total exploration expenses                           58.9    17.5      1.3        -   11.9           -   89.6
----------------------------------------------------------------------------------------------------------------
Selling and general expenses.....................        9.9     3.6      2.3       .2    2.9          .1   19.0
Income tax provisions............................       19.5    36.9     38.6        -     .2        13.0  108.2
----------------------------------------------------------------------------------------------------------------
Results of operations (excluding
  corporate overhead and interest)                  $   36.1    64.5     58.8     22.1  (13.4)       21.0  189.1
================================================================================================================

/1/ Excludes special items.
/2/ Restated to conform to 2001 presentation.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In June 2000, the U.S. Government filed a lawsuit against Murphy Oil USA, Inc., the Company's wholly-owned subsidiary, in federal court in Madison, Wisconsin, alleging violations of environmental laws at the Company's Superior, Wisconsin refinery. The lawsuit was divided into liability and damage phases, and on August 1, 2001, the court ruled against the Company in the liability phase of the trial. The damage phase of the trial has been continued while the parties attempt to conclude a settlement. The Company expects that the resolution of the lawsuit will likely include monetary fines and future capital and environmental improvements at the Superior refinery. While settlement discussions are confidential and not finalized, the Company has established a reserve of $5.5 million towards resolution of the lawsuit. Although no assurance can be given, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial condition.

     In December 2000, two of the Company's Canadian subsidiaries as plaintiffs filed an action in the Court of Queen's Bench of Alberta seeking a constructive trust over oil and gas leasehold rights to Crown lands in British Columbia. The suit alleges that the defendants acquired the lands after first inappropriately obtaining confidential and proprietary data belonging to the Company and its joint venturer. In January 2001, one of the defendants, representing an undivided 75% interest in the lands in question, settled its portion of the litigation by conveying its interest to the Company and its joint venturer at cost. In February 2001, the remaining defendants, representing the remaining undivided 25% of the lands in question, filed a counterclaim against the Company's two Canadian subsidiaries and one officer individually seeking compensatory damages of C$6.14 billion. The Company believes that the counterclaim is without merit and that the amount of damages sought is frivolous. While the litigation is in its preliminary stages and no assurance can be given about the outcome, the Company does not believe that the ultimate resolution of this suit will have a material adverse effect on its financial condition.

     Murphy and its subsidiaries are engaged in a number of other legal proceedings, all of which Murphy considers routine and incidental to its business and none of which is expected to have a material adverse effect on the Company's financial condition.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The Exhibit Index on page 17 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

     (b) No reports on Form 8-K were filed for the quarter ended September 30, 2001.


                                   SIGNATURE

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

                                    MURPHY OIL CORPORATION
                                          (Registrant)

                                    By   /s/ JOHN W. ECKART
                                       -----------------------------------
                                       John W. Eckart, Controller
                                       (Chief Accounting Officer and Duly
                                        Authorized Officer)

November 9, 2001
  (Date)

                                 EXHIBIT INDEX

Exhibit
  No.                                                                                Incorporated by Reference to
-------                                                                    -------------------------------------------------
 3.1      Certificate of Incorporation of Murphy Oil Corporation           Exhibit 3.1 of Murphy's Form 10-Q report for the
          as amended, effective May 17, 2001                               quarterly period ended June 30, 2001

 3.2      By-Laws of Murphy Oil Corporation as amended,                    Exhibit 3.2 of Murphy's Form 10-K report for the
          effective February 7, 2001                                       year ended December 31, 2000

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

 4.1      Credit Agreement among Murphy Oil Corporation and                Exhibit 4.1 of Murphy's Form 10-K report for the
          certain subsidiaries and the Chase Manhattan Bank et             year ended December 31, 1997
          al as of November 13, 1997

 4.2      Form of Indenture and Form of Supplemental Indenture             Exhibits 4.1 and 4.2 of Murphy's Form 8-K report
          between Murphy Oil Corporation and SunTrust Bank,                filed April 29, 1999 under the Securities
          Nashville, N.A., as Trustee                                      Exchange Act of 1934

 4.3      Rights Agreement dated as of December 6, 1989 between            Exhibit 4.3 of Murphy's Form 10-K report for the
          Murphy Oil Corporation and Harris Trust Company of New           year ended December 31, 1999
          York, as Rights Agent

 4.4      Amendment No. 1 dated as of April 6, 1998 to Rights              Exhibit 3 of Murphy's Form 8-A/A, Amendment No.
          Agreement dated as of December 6, 1989 between Murphy            1, filed April 14, 1998 under the Securities
          Oil Corporation and Harris Trust Company of New York,            Exchange Act of 1934
          as Rights Agent

 4.5      Amendment No. 2 dated as of April 15, 1999 to Rights             Exhibit 4 of Murphy's Form 8-A/A,  Amendment No.
          Agreement dated as of December 6, 1989 between Murphy            2, filed April 19, 1999 under the Securities
          Oil Corporation and Harris Trust Company of New York,            Exchange Act of 1934
          as Rights Agent

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