Form 10-K
period 2001-12-31
MURPHY OIL CORP /DE
filed 2002-03-22
CIK 717423

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from     to
                                                      -----  -----

                          Commission file number 1-8590

                             MURPHY OIL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                            71-0361522
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

200 Peach Street, P. O. Box 7000,                71731-7000
El Dorado, Arkansas                              (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (870) 862-6411

Securities registered pursuant to Section 12(b) of the Act: None

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
                         --    --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based on average price at January 31, 2002, as quoted by the New York Stock Exchange, was approximately $2,721,379,000.

Number of shares of Common Stock, $1.00 Par Value, outstanding at January 31, 2002 was 45,359,683.

                      Documents incorporated by reference:

Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 8, 2002 have been incorporated by reference in
Part III herein.

================================================================================

                             MURPHY OIL CORPORATION

                    TABLE OF CONTENTS - 2001 FORM 10-K REPORT


                                                                                     Page
                                PART I                                               Number
                                                                                     ------

Item  1.  Business                                                                       1

Item  2.  Properties                                                                     1

Item  3.  Legal Proceedings                                                              6

Item  4.  Submission of Matters to a Vote of Security Holders                            7

                                PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters          7

Item  6.  Selected Financial Data                                                        7

Item  7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                        8

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                     19

Item  8.  Financial Statements and Supplementary Data                                    20

Item  9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                         20

                                PART III

Item 10.  Directors and Executive Officers of the Registrant                             20

Item 11.  Executive Compensation                                                         20

Item 12.  Security Ownership of Certain Beneficial Owners and Management                 20

Item 13.  Certain Relationships and Related Transactions                                 20

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K               21

Exhibit Index                                                                            21

Signatures                                                                               23

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

The Company was originally incorporated in Louisiana in 1950 as Murphy Corporation. It was reincorporated in Delaware in 1964, at which time it adopted the name Murphy Oil Corporation, and was reorganized in 1983 to operate primarily as a holding company of its various businesses. Its operations are classified into two business activities: (1) "Exploration and Production" and
(2) "Refining and Marketing." For reporting purposes, Murphy's exploration and production activities are subdivided into six geographic segments, including the United States, Canada, the United Kingdom, Ecuador, Malaysia and all other countries. Murphy's refining and marketing activities are presently subdivided into geographic segments for the United States and United Kingdom. Canadian pipeline and trucking operations were sold in May 2001. Additionally, "Corporate and Other Activities" include interest income, interest expense and overhead not allocated to the segments.

The information appearing in the 2001 Annual Report to Security Holders (2001 Annual Report) is incorporated in this Form 10-K report as Exhibit 13 and is deemed to be filed as part of this Form 10-K report as indicated under Items 1, 2 and 7. A narrative of the graphic and image information that appears in the paper format version of Exhibit 13 is included in the electronic Form 10-K document as an appendix to Exhibit 13.

In addition to the following information about each business activity, data about Murphy's operations, properties and business segments, including revenues by class of products and financial information by geographic area, are provided on pages 7 through 15, F-11, F-25 through F-27, and F-30 through F-32 of this Form 10-K report and on pages 1 through 8 of the 2001 Annual Report.

Exploration and Production

During 2001, Murphy's principal exploration and production activities were conducted in the United States, Ecuador and Malaysia by wholly owned Murphy Exploration & Production Company (Murphy Expro) and its subsidiaries, in western Canada and offshore eastern Canada by wholly owned Murphy Oil Company Ltd.
(MOCL) and its subsidiaries, and in the U.K. North Sea and the Atlantic Margin by wholly owned Murphy Petroleum Limited. Murphy's crude oil and natural gas liquids production in 2001 was in the United States, Canada, the United Kingdom and Ecuador; its natural gas was produced and sold in the United States, Canada and the United Kingdom. MOCL owns a 5% interest in Syncrude Canada Ltd., which utilizes its assets to extract bitumen from oil sand deposits in northern Alberta and to upgrade this into synthetic crude oil. Subsidiaries of Murphy Expro conducted exploration activities in various other areas including Ireland and Spain.

Murphy's estimated net quantities of proved oil and gas reserves and proved developed oil and gas reserves at December 31, 1998, 1999, 2000 and 2001 by geographic area are reported on page F-29 of this Form 10-K report. Murphy has not filed and is not required to file any estimates of its total net proved oil or gas reserves on a recurring basis with any federal or foreign governmental regulatory authority or agency other than the U.S. Securities and Exchange Commission. Annually, Murphy reports gross reserves of properties operated in the United States to the U.S. Department of Energy; such reserves are derived from the same data from which estimated net proved reserves of such properties are determined.

Net crude oil, condensate, and gas liquids production and sales, and net natural gas sales by geographic area with weighted average sales prices for each of the five years ended December 31, 2001 are shown on page 9 of the 2001 Annual Report.

Production expenses for the last three years in U.S. dollars per equivalent barrel are discussed on page 11 of this Form 10-K report. For purposes of these computations, natural gas sales volumes are converted to equivalent barrels of crude oil using a ratio of six thousand cubic feet (MCF) of natural gas to one barrel of crude oil.

Supplemental disclosures relating to oil and gas producing activities are reported on pages F-28 through F-33 of this Form 10-K report.

At December 31, 2001, Murphy held leases, concessions, contracts or permits on nonproducing and producing acreage as shown by geographic area in the following table. Gross acres are those in which all or part of the working interest is owned by Murphy; net acres are the portions of the gross acres applicable to Murphy's working interest.

                                    Nonproducing     Producing          Total
                                   ---------------   ----------    ---------------
Area (Thousands of acres)          Gross      Net    Gross   Net   Gross      Net
-------------------------          ------   ------   -----   ---   ------   ------
United States - Onshore                 7        5      38    20       45       25
              - Gulf of Mexico        878      544     300   100    1,178      644
              - Frontier               59       16       5     1       64       17
                                   ------   ------   -----   ---   ------   ------
   Total United States                944      565     343   121    1,287      686
                                   ------   ------   -----   ---   ------   ------
Canada - Onshore                    1,297      890   1,040   336    2,337    1,226
       - Offshore                  12,803    2,221      54     2   12,857    2,223
       - Oil sands                    240       72      96     5      336       77
                                   ------   ------   -----   ---   ------   ------
   Total Canada                    14,340    3,183   1,190   343   15,530    3,526
                                   ------   ------   -----   ---   ------   ------
United Kingdom                        940      266      83    12    1,023      278
Ecuador                                 -        -     494    99      494       99
Malaysia                            8,659    7,057       -     -    8,659    7,057
Ireland                               709      177       -     -      709      177
Spain                                 330       99       -     -      330       99
                                   ------   ------   -----   ---   ------   ------
   Totals                          25,922   11,347   2,110   575   28,032   11,922
                                   ======   ======   =====   ===   ======   ======

As used in the three tables that follow, "gross" wells are the total wells in which all or part of the working interest is owned by Murphy, and "net" wells are the total of the Company's fractional working interests in gross wells expressed as the equivalent number of wholly owned wells.

The following table shows the number of oil and gas wells producing or capable of producing at December 31, 2001.

                                                       Oil Wells      Gas Wells
                                                     -------------   -------------
Country                                              Gross    Net    Gross    Net
-------                                              -----   -----   -----   -----
United States                                          273   114.7     181    72.3
Canada                                               2,839   682.8     884   402.5
United Kingdom                                         109    13.1      21     1.5
Ecuador                                                 66    13.2       -       -
                                                     -----   -----   -----   -----
     Totals                                          3,287   823.8   1,086   476.3
                                                     =====   =====   =====   =====

Wells included above with multiple
   completions and counted as one well each             72    31.7      75    58.4

Murphy's net wells drilled in the last three years are shown in the following table.


                    United                              United
                    States            Canada            Kingdom             Ecuador             Other              Total
               ----------------   ----------------   ----------------   ----------------   ----------------   ----------------
               Productive   Dry   Productive   Dry   Productive   Dry   Productive   Dry   Productive   Dry   Productive   Dry
               ----------   ---   ----------   ---   ----------   ---   ----------   ---   ----------   ---   ----------   ---
2001
----
Exploratory           6.9   1.7         27.3  12.1            -     -            -     -          1.0   2.0         35.2  15.8

Development           4.1     -         24.7   1.7           .6    .1          2.4     -            -     -         31.8   1.8

2000
----
Exploratory           2.0   3.9          6.4  12.0           .1    .3            -     -           .8     -          9.3  16.2

Development            .3     -         51.7   4.0           .6    .1          1.0     -            -     -         53.6   4.1

1999
----
Exploratory           1.4   1.0          5.3   5.5            -     -           .4     -            -     -          7.1   6.5

Development            .6     -         13.7    .2          1.0     -           .8     -            -     -         16.1    .2

Murphy's drilling wells in progress at December 31, 2001 are shown below.


                  Exploratory      Development         Total
                 --------------   --------------   --------------
Country          Gross      Net   Gross      Net   Gross      Net
-------          -----      ---   -----      ---   -----      ---
United States        -        -       2       .6       2       .6
Canada               7      3.2       3       .3      10      3.5
United Kingdom       -        -       2       .1       2       .1
                 -----      ---   -----      ---   -----      ---
   Totals            7      3.2       7      1.0      14      4.2
                 =====      ===   =====      ===   =====      ===

Additional information about current exploration and production activities is reported on pages 1 through 8 of the 2001 Annual Report.

Refining and Marketing

Murphy Oil USA, Inc. (MOUSA), a wholly owned subsidiary, owns and operates two refineries in the United States. The Meraux, Louisiana refinery is located on fee land and on two leases that expire in 2010 and 2021, at which times the Company has options to purchase the leased acreage at fixed prices. The refinery at Superior, Wisconsin is located on fee land. Murco Petroleum Limited (Murco), a wholly owned U.K. subsidiary serviced by Murphy Eastern Oil Company, has an effective 30% interest in a refinery at Milford Haven, Wales that can process 108,000 barrels of crude oil a day. Refinery capacities at December 31, 2001 are shown in the following table.


                                                                     Milford Haven,
                                             Meraux,    Superior,        Wales
                                           Louisiana    Wisconsin    (Murco's 30%)      Total
                                           ---------    ---------    -------------    ----------
Crude capacity - b/sd*                       100,000       35,000           32,400       167,400

Process capacity - b/sd*
     Vacuum distillation                      50,000       20,500           16,500        87,000
     Catalytic cracking - fresh feed          38,000       11,000            9,960        58,960
     Pretreating cat-reforming feeds          22,000        9,000            5,490        36,490
     Catalytic reforming                      18,000        8,000            5,490        31,490
     Distillate hydrotreating                 15,000        7,800           20,250        43,050
     Gas oil hydrotreating                    27,500            -                -        27,500
     Solvent deasphalting                     18,000            -                -        18,000
     Isomerization                                 -        2,000            3,400         5,400

Production capacity - b/sd*
     Alkylation                                8,500        1,500            1,680        11,680
     Asphalt                                       -        7,500                -         7,500

Crude oil and product storage
   capacity - barrels                      4,300,000    3,104,000        2,638,000    10,042,000

*Barrels per stream day.

MOUSA markets refined products through a network of retail gasoline stations and branded and unbranded wholesale customers in a 23-state area of the southern and midwestern United States. Murphy's retail stations are primarily located in the parking areas of Wal-Mart stores in 21 states and use the brand name Murphy USA(R). Branded wholesale customers use the brand name SPUR(R). Refined products are supplied from 11 terminals that are wholly owned and operated by MOUSA, 16 terminals that are jointly owned and operated by others, and numerous terminals owned by others. Of the terminals wholly owned or jointly owned, four are supplied by marine transportation, three are supplied by truck, two are adjacent to MOUSA's refineries and 18 are supplied by pipeline. MOUSA receives products at the terminals owned by others either in exchange for deliveries from the Company's terminals or by outright purchase. At December 31, 2001, the Company marketed products through 387 Murphy USA stations and 428 SPUR stations. MOUSA plans to add about 110 new Murphy USA stations at Wal-Mart sites in the southern and midwestern United States in 2002.

At the end of 2001, Murco distributed refined products in the United Kingdom from the Milford Haven refinery, three wholly owned terminals supplied by rail, five terminals owned by others where products are received in exchange for deliveries from the Company's terminals, and 411 branded stations under the brand names MURCO and EP.

In February 2002, the Company and Wal-Mart reached an agreement for a Canadian subsidiary of the Company to market products through Murphy Canada stations at select Wal-Mart stores across Canada. The Company's subsidiary plans to construct about five to seven stations at Wal-Mart sites in Canada in 2002. Further stations are expected to be added gradually after 2002.

Murphy owns a 20% interest in a 120-mile refined products pipeline, with a capacity of 165,000 barrels a day, that transports products from the Meraux refinery to two common carrier pipelines serving the southeastern United States. The Company also owns a 3.2% interest in LOOP LLC, which provides deepwater unloading accommodations off the Louisiana coast for oil tankers and onshore facilities for storage of crude oil. A crude oil pipeline with a diameter of 24 inches connects LOOP storage at Clovelly, Louisiana to the Meraux refinery. Murphy owns 29.4% of the first 22 miles of this pipeline from Clovelly to Alliance, Louisiana and 100% of the remaining 24 miles from Alliance to Meraux. The pipeline is connected to another company's pipeline system, allowing crude oil transported by that system to also be shipped to the Meraux refinery. In February 2002, the Company sold its 22% interest in a 312-mile crude oil pipeline in Montana and Wyoming for $7 million.

In May 2001, the Company sold its Canadian pipeline and trucking operation, including seven crude oil pipelines with various ownership percentages and capacities. Murphy realized an after-tax gain of $71 million on this sale.

Additional information about current refining and marketing activities and a statistical summary of key operating and financial indicators for each of the five years ended December 31, 2001 are reported on pages 1, 7, 8 and 10 of the 2001 Annual Report.

Employees

At December 31, 2001, Murphy had 3,779 employees - 1,863 full-time and 1,916 part-time.

Competition and Other Conditions Which May Affect Business

Murphy operates in the oil industry and experiences intense competition from other oil and gas companies, many of which have substantially greater resources. In addition, the oil industry as a whole competes with other industries in supplying energy requirements around the world. Murphy is a net purchaser of crude oil and other refinery feedstocks, and also purchases refined products, particularly gasoline needed to supply its Wal-Mart stores. The Company may be required to respond to operating and pricing policies of others, including producing country governments from whom it makes purchases. Additional information concerning current conditions of the Company's business is reported under the caption "Outlook" beginning on page 18 of this Form 10-K report.

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

Murphy's business is subject to operational hazards and risks normally associated with the exploration for and production of oil and natural gas and the refining and marketing of crude oil and petroleum products. The occurrence of an event, including but not limited to acts of nature, mechanical equipment failures, industrial accidents, fires and intentional attacks could result in the loss of hydrocarbons and associated revenues, environmental pollution or contamination, and personal injury or bodily injury, including death, for which the Company could be deemed to be liable, and could subject the Company to substantial fines and/or claims for punitive damages. Murphy maintains insurance against certain, but not all, hazards that could arise from its operations, and such insurance is believed to be reasonable for the hazards and risks faced by the Company. There can be no assurance that such insurance will be adequate to offset lost revenues or costs associated with certain events or that insurance coverage will continue to be available in the future on terms that justify its purchase. The occurrence of an event that is not fully insured could have a material adverse effect on the Company's financial condition and results of operations in the future.

Executive Officers of the Registrant

The age at January 1, 2002, present corporate office and length of service in office of each of the Company's executive officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

R. Madison Murphy - Age 44; Chairman of the Board since October 1994 and Director and Member of the Executive Committee since 1993. Mr. Murphy served as Executive Vice President and Chief Financial and Administrative Officer from 1993 to 1994; Executive Vice President and Chief Financial Officer from 1992 to 1993; Vice President, Planning/Treasury, from 1991 to 1992; and Vice President, Planning, from 1988 to 1991, with additional duties as Treasurer from 1990 until August 1991.

Claiborne P. Deming - Age 47; President and Chief Executive Officer since
     October 1994 and Director and Member of the Executive Committee since 1993. He served as Executive Vice President and Chief Operating Officer from 1992 to 1993 and President of MOUSA from 1989 to 1992.

Herbert A. Fox Jr. - Age 67; Executive Vice President - Worldwide Downstream
     Operations since November 2001. Mr. Fox was elected Vice President in 1994 and served as President of MOUSA between 1992 and October 2001. He served as Vice President, Manufacturing, for MOUSA from 1990 to 1992.

Steven A. Cosse' - Age 54; Senior Vice President since October 1994 and General
     Counsel since August 1991. Mr. Cosse' was elected Vice President in 1993. For the eight years prior to August 1991, he was General Counsel for Ocean Drilling & Exploration Company (ODECO), a majority-owned subsidiary of Murphy.

Bill H. Stobaugh - Age 50; Vice President since May 1995, when he joined the
     Company. Prior to that, he had held various engineering, planning and managerial positions, the most recent being with an engineering consulting firm.

Kevin G. Fitzgerald - Age 46; Treasurer since July 2001. Mr. Fitzgerald was
     Director of Investor Relations from 1996 to June 2001, and also served in various capacities with the Company and ODECO between 1982 and 1996.

John W. Eckart - Age 43; Controller since March 2000. Mr. Eckart had been
     Assistant Controller since February 1995. He joined the Company as Auditing Manager in 1990.

Walter K. Compton - Age 39; Secretary since December 1996. He has been an attorney with the Company since 1988 and became Manager, Law Department, in November 1996.

Item 3. LEGAL PROCEEDINGS

In June 2000, the U.S. Government filed a lawsuit against Murphy Oil USA, Inc., the Company's wholly-owned subsidiary, in federal court in Madison, Wisconsin, alleging violations of environmental laws at the Company's Superior, Wisconsin refinery. The lawsuit was divided into liability and damage phases, and on August 1, 2001, the court ruled against the Company in the liability phase of the trial. Subsequent to the court ruling, the Company and the U.S. Government reached a tentative settlement agreement that was filed with the federal court in January 2002. The settlement is subject to approval by the court following a 30-day public comment period that expires March 7, 2002. According to the tentative settlement agreement, the Company is to pay a civil penalty of $5.5 million and implement other environmental projects to resolve Clean Air Act violations. The Company has recorded a liability of $5.5 million to cover the penalty. Although the settlement is tentative and no assurance can be given, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial condition.

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

Murphy and its subsidiaries are engaged in a number of other legal proceedings, all of which Murphy considers routine and incidental to its business and none of which is expected to have a material adverse effect on the Company's financial condition. The ultimate resolution of matters referred to in this item could have a material adverse effect on the Company's earnings in a future period.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange and the Toronto Stock Exchange using "MUR" as the trading symbol. There were 2,991 stockholders of record as of December 31, 2001. Information as to high and low market prices per share and dividends per share by quarter for 2001 and 2000 are reported on page F-34 of this Form 10-K report.

Item 6. SELECTED FINANCIAL DATA

(Thousands of dollars except per share data)     2001        2000        1999        1998        1997
                                               ---------   ---------   ---------   ---------   ---------
Results of Operations for the Year*
Sales and other operating revenues            $4,466,821   4,614,341   2,752,083   2,342,644   3,301,542
Net cash provided by operating activities        635,704     747,751     341,711     297,467     365,825
Income (loss) before cumulative effect
   of accounting change                          330,903     305,561     119,707     (14,394)    132,406
Net income (loss)                                330,903     296,828     119,707     (14,394)    132,406
Per Common share - diluted
     Income (loss) before cumulative effect
        of accounting change                        7.26        6.75        2.66        (.32)       2.94
     Net income (loss)                              7.26        6.56        2.66        (.32)       2.94
Cash dividends per Common share                     1.50        1.45        1.40        1.40        1.35
Percentage return on
     Average stockholders' equity                   23.5        26.4        12.3        (1.3)       12.7
     Average borrowed and invested capital          17.7        20.3         9.7         (.6)       10.4
     Average total assets                           10.2        11.2         5.2         (.6)        6.0

Capital Expenditures for the Year
Exploration and production                    $  683,448     392,732     295,958     331,647     423,181
Refining and marketing                           175,186     153,750      88,075      55,025      37,483
Corporate and other                                5,806      11,415       2,572       2,127       7,367
                                              ----------   ---------   ---------   ---------   ---------
                                              $  864,440     557,897     386,605     388,799     468,031
                                              ==========   =========   =========   =========   =========
Financial Condition at December 31
Current ratio                                       1.07        1.10        1.22        1.15        1.10
Working capital                               $   38,604      71,710     105,477      56,616      48,333
Net property, plant and equipment              2,525,807   2,184,719   1,782,741   1,662,362   1,655,838
Total assets                                   3,259,099   3,134,353   2,445,508   2,164,419   2,238,319
Long-term debt                                   520,785     524,759     393,164     333,473     205,853
Stockholders' equity                           1,498,163   1,259,560   1,057,172     978,233   1,079,351
     Per share                                     33.05       27.96       23.49       21.76       24.04
Long-term debt - percent of capital employed        25.8        29.4        27.1        25.4        16.0

*Includes effects on income of special items in 2001, 2000 and 1999 that are detailed in Management's Discussion and Analysis of Financial Condition and Results of Operations. Also, special items in 1998 and 1997 increased
(decreased) net income by $(57,935), $(1.29) per diluted share, and $68, with no per share effect, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported record net income in 2001 of $330.9 million, $7.26 a diluted share, compared to net income in 2000 of $296.8 million, $6.56 a diluted share. In 1999, the Company earned $119.7 million, $2.66 a diluted share. Net income for the three years ended December 31, 2001 included certain special items that resulted in a net benefit of $67.6 million, $1.48 a diluted share, in 2001; a net charge of $7.2 million, $.16 a diluted share, in 2000; and a net benefit of $19.7 million, $.44 a diluted share, in 1999. The special items in 2001 included an after-tax benefit of $71 million, $1.56 a diluted share, from the sale of Canadian pipeline and trucking assets; and a benefit of $8.9 million, $.19 a diluted share, from settlement of income tax matters and a reduction of a provincial tax rate in Canada. Other special items that decreased earnings in 2001 included an after-tax charge of $6.8 million, $.15 a diluted share, for asset impairments under Statement of Financial Accounting Standards
(SFAS) No. 121; and a charge of $5.5 million, $.12 a diluted share, relating to resolution of Clean Air Act violations at the Company's Superior, Wisconsin refinery. The special items in 2000 included a benefit from settlement of income tax matters for $25.6 million, $.56 a share, and a gain on sale of assets of $1.5 million, $.03 a share. Unusual items that decreased earnings in 2000 included an after-tax charge of $17.8 million, $.39 a diluted share, from asset impairments; a charge of $7.8 million, $.17 a share, for transportation and other disputed contractual items under the Company's concessions in Ecuador; and an after-tax charge of $8.7 million, $.19 a share, for a change in accounting for the Company's unsold crude oil production. The 1999 special items included after-tax gains of $7.5 million, $.17 a diluted share, from sale of assets; and $12.2 million, $.27 a diluted share, primarily from settlements of income taxes and other matters.

2001 vs. 2000 - Excluding special items, income in 2001 totaled $263.3 million, $5.78 a diluted share, which was $40.7 million lower than the $304 million, $6.72 a diluted share, earned in 2000. The decline primarily arose from a decrease of $90.2 million in earnings from exploration and production operations caused by an 18% reduction in realized oil prices during 2001 and higher exploration expenses. The Company's North American natural gas sales price declined 1% during 2001 to a realized price of $3.87 per MCF. Production of oil and natural gas were at record levels during 2001, increasing by 3% and 23%, respectively, compared to 2000. Refining and marketing operations produced record earnings during 2001 as income before special items increased by 63% to $89 million. Stronger unit margins in the U.S. during the first half of the year caused the improved results. The costs of corporate activities, which include interest income and expense and corporate overhead not allocated to operating functions, were $13.8 million in 2001, excluding special items, compared to $28.8 million in 2000. The $15 million reduction in 2001 was primarily due to higher income tax benefits in the current year.

2000 vs. 1999 - Income before special items in 2000 was a Company record $304 million, $6.72 a diluted share. The results for 2000 represented a $204 million improvement compared to income before special items of $100 million, $2.22 a diluted share, in 1999. The improvement primarily arose from record earnings from the Company's exploration and production operations, which amounted to $278.3 million in 2000 compared to $121.2 million in 1999. Higher sales prices for both crude oil and natural gas were the principal reasons behind the higher exploration and production earnings. The Company's average worldwide sales price for crude oil and condensate was $25.96 per barrel in 2000 and $17.08 per barrel in 1999. The average sales price of North American natural gas improved from $2.25 per thousand cubic feet (MCF) in 1999 to $3.90 in 2000. Earnings from refining and marketing operations increased from $14.9 million in 1999 to $54.5 million in 2000. These results improved due to better unit margins in both the United States and the United Kingdom. The costs of corporate activities were $28.8 million in 2000, excluding special items, compared to $36.1 million in 1999. The reduction in 2000 was primarily due to lower net interest costs and lower compensation expense for awards under the Company's stock-based incentive plans.

In the following table, the Company's results of operations for the three years ended December 31, 2001 are presented by segment. Special items, which can obscure underlying trends of operating results and affect comparability between years, are set out separately. More detailed reviews of operating results for the Company's exploration and production and refining and marketing activities follow the table.

(Millions of dollars)                                   2001    2000    1999
                                                       ------   -----   -----
Exploration and production
     United States                                     $ 63.6    63.9    30.3
     Canada                                              79.7   112.3    47.0
     United Kingdom                                      76.7    90.2    37.2
     Ecuador                                             11.5    28.9    14.4
     Malaysia                                           (36.1)  (10.7)   (1.7)
     Other                                               (7.3)   (6.3)   (6.0)
                                                       ------   -----   -----
                                                        188.1   278.3   121.2
                                                       ------   -----   -----
Refining and marketing
     United States                                       71.1    23.9    (5.9)
     United Kingdom                                      14.1    23.0    14.0
     Canada                                               3.8     7.6     6.8
                                                       ------   -----   -----
                                                         89.0    54.5    14.9
                                                       ------   -----   -----
Corporate and other                                     (13.8)  (28.8)  (36.1)
                                                       ------   -----   -----
     Income before special items and
        cumulative effect of accounting change          263.3   304.0   100.0
Gain on sale of assets                                   71.0     1.5     7.5
Income tax settlements and tax rate change                8.9    25.6     5.0
Impairment of properties                                 (6.8)  (17.8)      -
Provision for environmental matter                       (5.5)      -       -
Gain (loss) on transportation and other
   disputed contractual items in Ecuador                    -    (7.8)    8.2
Provision for reduction in force                            -       -    (1.0)
                                                       ------   -----   -----
     Income before cumulative effect
        of accounting change                            330.9   305.5   119.7
Cumulative effect of accounting change                      -    (8.7)      -
                                                       ------   -----   -----
        Net income                                     $330.9   296.8   119.7
                                                       ======   =====   =====

Exploration and Production - Earnings from exploration and production operations before special items were $188.1 million in 2001, compared to earnings of $278.3 million in 2000 and $121.2 million in 1999. The decline in 2001 was primarily attributable to an 18% decline in the Company's average oil sales price compared to 2000. Additionally, exploration expenses increased over 2000, a significant portion of which were in foreign jurisdictions where the Company has no realized income tax benefits. Production of crude oil, condensate and natural gas liquids increased from 65,259 barrels per day in 2000 to 67,355 in 2001, a 3% increase. Natural gas sales volumes totaled 281.2 million cubic feet per day in 2001, up 23% from 229.4 million in 2000. The improvement in 2000 earnings compared to 1999 was primarily due to increases in the Company's crude oil sales prices and higher sales prices for its North American natural gas production. Production of crude oil, condensate and natural gas liquids decreased 1% in 2000, and natural gas sales volumes fell 5% as declines in the U.S. Gulf of Mexico more than offset higher oil and gas sales volumes in Canada. Higher exploration expenses in 2000 compared to 1999 partially offset the effects of higher commodity prices.

The results of operations for oil and gas producing activities for each of the last three years are shown by major operating area on pages F-31 and F-32 of this Form 10-K report. Daily production and sales rates and weighted average sales prices are shown on page 9 of the 2001 Annual Report.

A summary of oil and gas revenues, including intersegment sales that are eliminated in the consolidated financial statements, is presented in the following table.

(Millions of dollars)                      2001    2000    1999
                                          ------   -----   -----
United States
   Crude oil                              $ 51.9    72.4    54.4
   Natural gas                             192.8   211.4   147.6
Canada
   Crude oil                               167.2   193.9   107.7
   Natural gas                             182.6    99.0    40.2
   Synthetic oil                            95.8    91.5    74.8
United Kingdom
   Crude oil                               181.5   214.6   134.7
   Natural gas                              12.1     7.8     7.7
Ecuador - crude oil                         33.4    52.2    36.1
                                          ------   -----   -----
   Total oil and gas revenues             $917.3   942.8   603.2
                                          ======   =====   =====

The Company's crude oil, condensate and natural gas liquids production averaged 67,355 barrels per day in 2001, 65,259 in 2000 and 66,083 in 1999. Sales volumes in 2001 were slightly higher and averaged 67,884 barrels per day. Oil production in the United States declined 14% in 2001, following a 21% decline in 2000. The reduction in both years was primarily due to declines from existing fields in the Gulf of Mexico. Oil production in Canada increased 15% in 2001 to a record volume of 36,059 barrels per day. The Company's share of net production at its synthetic oil operation improved 2,036 barrels per day, or 24%, in 2001 due to a combination of higher gross production and a lower net profit royalty caused by increased capital spending and a lower oil price. Before royalties, the Company's synthetic oil production was 11,157 barrels per day in 2001, 10,145 in 2000 and 11,146 in 1999. Production of light oil increased 1,258 barrels per day, or 41%, and heavy oil production increased 11% to 11,707 barrels per day in 2001 with both increases primarily due to the Company's acquisition of Beau Canada Exploration Ltd. (Beau Canada) in November 2000. Production at Hibernia rose 4% in 2001 to 9,535 barrels per day due to better operating efficiency, primarily associated with improved handling of gas production. U.K. production was down by 681 barrels per day, or 3%, due to declines from the Company's existing fields in the North Sea. In 2000, oil production increased 4% in Canada. Production at Hibernia rose 2,795 barrels per day due to improved operations. Heavy oil production in western Canada was 1,475 barrels per day higher in 2000 due primarily to an active drilling program in the early part of the year. The Company's share of net production at its synthetic oil operation in Canada was down 2,554 barrels per day in 2000 due to a combination of more downtime for maintenance and a higher net profit royalty caused by higher prices. Production of light oil in Canada decreased 400 barrels per day in 2000. U.K. production increased 357 barrels per day in 2000 as improved volumes at Mungo/Monan and Schiehallion were almost offset by declines at more mature fields in the North Sea. Production in Ecuador was down 699 barrels per day in 2000 due to pipeline constraints.

Worldwide sales of natural gas were a record 281.2 million cubic feet per day in 2001, up from 229.4 million in 2000. Natural gas sales were 240.4 million cubic feet per day in 1999. Sales of natural gas in the United States were 115.5 million cubic feet per day in 2001, 144.8 million in 2000 and 171.8 million in 1999. The reductions in 2001 and 2000 were due to lower deliverability from maturing fields in the Gulf of Mexico. Natural gas sales in Canada in 2001 were at record levels for the sixth consecutive year as sales increased 107% to 152.6 million cubic feet per day. Canadian natural gas sales had increased 31% in 2000. The increase in 2001 was primarily due to the acquisition of Beau Canada; production in both 2001 and 2000 benefited from new discoveries in western Canada. Natural gas sales in the United Kingdom were 13.1 million cubic feet per day in 2001, up 21% compared to 2000. U.K. natural gas sales in 2000 decreased
1.6 million cubic feet per day from 1999 levels.

Worldwide crude oil sales prices declined during 2001 compared to 2000. In the United States, the Company's average monthly sale price for crude oil and condensate declined 18% compared to 2000 and averaged $24.92 per barrel for the year. In Canada, the average sales price for light oil fell 19% to $22.40 per barrel. Heavy oil prices averaged $11.06 per barrel, down 38% from 2000. The average sales price for crude oil from the Hibernia field decreased 12% to $23.77 per barrel. Synthetic oil prices in 2001 averaged $25.04 per barrel, down 15% from a year ago. Average sales prices in the U.K. averaged $24.44 per barrel, a decline of 12%, and sales prices in Ecuador were down 23% to $17.00 per barrel.

Worldwide crude oil sales prices in 2000 were significantly higher than in 1999. In the United States, Murphy's 2000 average sales prices for crude oil and condensate averaged $30.38 per barrel for the year, 68% above 1999. In Canada, the average sales price for light oil was $27.68 per barrel in 2000, an increase of 63%. Heavy oil prices averaged $17.83 per barrel, up 40% compared to 1999. The average sales price for synthetic oil in 2000 was $29.62 per barrel, up 59%. The sales price for crude oil from the Hibernia field increased 42% to $27.16 per barrel. U.K. sales prices averaged 54% higher in 2000 at $27.78 per barrel. Sales prices in Ecuador were $22.01 per barrel in 2000, up 53% from a year earlier.

The Company's North American natural gas sales price averaged $3.87 per MCF for the year 2001 compared to $3.90 in 2000. U.S. sales prices averaged $4.64 per MCF compared to $4.01 a year ago. However, the average price for natural gas sold in Canada declined 11% to $3.28 per MCF. Prices in the United Kingdom increased to $2.52 per MCF from $1.81 in 2000.

North American natural gas sales prices strengthened during 2000 due to supply being short of demand. A combination of a hotter than normal summer and a colder than normal early winter near the end of 2000 in the United States strained an already below-normal level of gas storage throughout the country. Natural gas sales prices in the United States increased 71% from 1999 and averaged $4.01 per MCF in 2000 compared to $2.34 in the prior year. The average price for natural gas sold in Canada during 2000 increased 87% to $3.67 per MCF, while prices in the United Kingdom increased 8% to $1.81.

Based on 2001 volumes and deducting taxes at marginal rates, each $1 per barrel and $.10 per MCF fluctuation in prices would have affected annual exploration and production earnings by $16.2 million and $6.4 million, respectively. The effect of these price fluctuations on consolidated net income cannot be measured because operating results of the Company's refining and marketing segments could be affected differently.

Production expenses were $218 million in 2001, $181.9 million in 2000 and $162.1 million in 1999. These amounts are shown by major operating area on pages F-31 and F-32 of this Form 10-K report. Cost per equivalent barrel during the last three years were as follows.

(Dollars per equivalent barrel)                       2001    2000    1999
                                                     ------   -----   ----
United States                                        $ 5.30    3.72   2.98
Canada
   Excluding synthetic oil                             3.84    4.24   3.99
   Synthetic oil                                      13.58   13.06   9.09
United Kingdom                                         3.75    3.46   3.73
Ecuador                                                7.60    6.65   5.10
Worldwide - excluding synthetic oil                    4.36    4.05   3.62

The increase in the cost per equivalent barrel in the United States in both 2001 and 2000 was attributable to a combination of lower production and higher well servicing costs. The decrease in Canada during 2001, excluding synthetic oil, was primarily due to increased production in all categories. The increase in the cost per equivalent barrel for Canadian synthetic oil in 2001 was due to higher maintenance costs. The increase in unit cost in the United Kingdom during 2001 was the result of higher costs to maintain mature properties, including Ninian, and the increase in Ecuador in 2001 was due to lower production during the year. The 2000 increase in Canada, excluding synthetic oil, was due to an increase in well servicing costs at heavy oil properties offset in part by the effect of higher production at Hibernia, where production expenses are lower than in western Canada. The increase for Canadian synthetic oil in 2000 was due to lower net production caused by a combination of less gross production volumes and an increase in royalty barrels caused by higher oil prices. Based on the Company's interest in Syncrude's gross production, cost per barrel increased 21% in 2000. A lower unit cost in the United Kingdom in 2000 was due to a favorable impact from higher production at the Mungo/Monan and Schiehallion fields. Higher cost per barrel in Ecuador in 2000 was attributable to both lower production and higher overall operating expenses.

Exploration expenses for each of the last three years are shown in total in the following table, and amounts are reported by major operating area on pages F-31 and F-32 of this Form 10-K report. Certain of the expenses are included in the capital expenditure totals for exploration and production activities.

(Millions of dollars)                                    2001     2000   1999
                                                         ----     ----   ----
Exploratory expenditures charged against income
   Dry hole costs                                       $ 82.8    66.0   32.4
   Geological and geophysical costs                       36.0    36.3   18.7
   Other costs                                            15.0     9.2    8.5
                                                        ------   -----   ----
                                                         133.8   111.5   59.6
Undeveloped lease amortization                            23.1    14.1   11.0
                                                        ------   -----   ----
     Total exploration expenses                         $156.9   125.6   70.6
                                                        ======   =====   ====

Depreciation, depletion and amortization related to exploration and production operations totaled $183.7 million in 2001, $169.2 million in 2000 and $166.9 million in 1999. The increase in 2001 was due to record levels of oil and natural gas sales during the year. The increase in 2000 was due to higher production from Hibernia field, offshore eastern Canada, and higher depreciation rates per unit on production from properties acquired from Beau Canada in November 2000.

Refining and Marketing - Earnings before special items from refining and marketing operations were a record $89 million in 2001. Comparable earnings in 2000 and 1999 were $54.5 million and $14.9 million, respectively. Operations in the United States earned $71.1 million in 2001 compared to $23.9 million in 2000, due to stronger refining margins and a higher percentage of sales through the Company's retail stations at Wal-Mart stores. U.S. operations lost $5.9 million in 1999. The increase in 2000 was due to product sales realizations increasing more than the cost of crude oil and other refinery feedstocks. Operations in the United Kingdom earned $14.1 million in 2001, $23 million in 2000 and $14 million in 1999. The decline in 2001 earnings was caused by generally weaker U.K. refining margins compared to 2000. Strong refining margins in the United Kingdom in 2000 led to record earnings for this operation. The Company earned $3.8 million in 2001 from its crude oil trading and transportation business in Canada prior to the sale of these pipeline and trucking assets in May 2001. The Canadian operations earned $7.6 million and $6.8 million in 2000 and 1999, respectively.

Unit margins (sales realizations less costs of crude oil, other feedstocks, refining and transportation to point of sale) averaged $3.23 per barrel in the United States in 2001, $1.91 in 2000 and $.66 in 1999. U.S. product sales increased 17% to a record 174,256 barrels per day in 2001, following an 18% increase in 2000. Higher product sales volumes in 2001 and 2000 were attributable to a combination of higher crude oil throughputs compared to the previous year at the Company's U.S. refineries, plus continued expansion of the Company's retail gasoline network at Wal-Mart stores.

Unit margins in the United Kingdom averaged $3.29 per barrel in 2001, $4.69 in 2000 and $3.38 in 1999. Sales of petroleum products were up 4% in 2001 due to higher volumes sold in the cargo market. Sales volumes in 2000 were down 7% compared to 1999, with the decline attributable to lower consumer demand in the United Kingdom caused by the large increase in product prices during the year.

Both U.S. and U.K. unit margins have been significantly weaker in early 2002, and both operations were experiencing losses during the early part of the year.

Based on sales volumes for 2001 and deducting taxes at marginal rates, each $.42 per barrel ($.01 per gallon) fluctuation in unit margins would have affected annual refining and marketing profits by $19.9 million. The effect of these unit margin fluctuations on consolidated net income cannot be measured because operating results of the Company's exploration and production segments could be affected differently.

Special Items - Net income for the last three years included certain special items reviewed in the following paragraphs. The effects of special items on quarterly results for 2001 and 2000 are presented on page F-34 of this Form 10-K report.

     . Gain on sale of assets - After-tax gains of $67.6 million and $3.4 million were recorded in the second and fourth quarter, respectively, of 2001 for the sale of Canadian pipeline and trucking assets. After-tax gains of $1.5 million were recorded in the second quarter of 2000 from the sale of U.S. corporate assets, and $6.3 million and $1.2 million were recorded in the third and fourth quarters, respectively, of 1999 from the sale of U.S. service stations.

     . Income tax settlements and tax rate change - Income of $5.5 million was recorded in the third quarter of 2001 from a reduction in a Canadian provincial tax rate. In addition, settlement of income tax matters in the U.S. and U.K. provided income of $3.4 million in the fourth quarter of 2001. Income of $15.5 million, $10.1 million and $5 million from settlement of U.S. income tax matters was recorded in the third quarter of 2000, the fourth quarter of 2000 and the fourth quarter of 1999, respectively.

     . Impairment of properties - After-tax provisions of $6.8 million, $13.6 million and $4.2 million were recorded in the fourth quarter of 2001, the third quarter of 2000 and the fourth quarter of 2000, respectively, for the write-down of assets determined to be impaired. (See Note D to the consolidated financial statements.)

     . Provision for U.S. environmental matters - A $5.5 million charge was recorded in the third quarter of 2001 to resolve Clean Air Act violations at the Company's Superior, Wisconsin refinery.

     . Gain (loss) on transportation and other disputed contractual items in Ecuador - A loss of $7.8 million was recorded in the fourth quarter of 2000 and a gain of $8.2 million was recorded in the fourth quarter of 1999 related to transportation and other contractual disputes under the Company's concessions in Ecuador.

     . Provision for reduction in force - An after-tax charge of $1 million for a reduction in force program was recorded in the first quarter of 1999. (See Note G to the consolidated financial statements.)

     . Cumulative effect of accounting change - An after-tax charge of $8.7 million was recorded in the first quarter of 2000 to account for the Company's unsold crude oil production at cost rather than at market value as in the past. (See Note B to the consolidated financial statements.)

The income (loss) effects of special items for each of the three years ended December 31, 2001 are summarized by segment in the following table.

(Millions of dollars)                              2001      2000    1999
                                                   ----      ----    ----
Exploration and production
   United States                                  $ (5.8)   (13.6)    5.0
   Canada                                            5.8     (4.2)      -
   United Kingdom                                    1.9        -       -
   Ecuador                                             -     (7.8)    8.2
                                                  ------    -----    ----
                                                     1.9    (25.6)   13.2
                                                  ------    -----    ----
Refining and marketing
   United States                                    (6.5)       -     7.5
   Canada                                           71.1        -       -
                                                  ------    -----    ----
                                                    64.6        -     7.5
                                                  ------    -----    ----
Corporate and other                                  1.1     27.1    (1.0)
                                                  ------    -----    ----
Cumulative effect of accounting change                 -     (8.7)      -
                                                  ------    -----    ----
     Total income (loss) from special items       $ 67.6     (7.2)   19.7
                                                  ======    =====    ====

Capital Expenditures

As shown in the selected financial information on page 7 of this Form 10-K report, capital expenditures, including discretionary exploration expenditures, were $864.4 million in 2001 compared to $557.9 million in 2000 and $386.6 million in 1999. These amounts included $133.8 million, $111.5 million and $59.6 million of exploration costs that were expensed. Capital expenditures for exploration and production activities totaled $683.5 million in 2001, 79% of the Company's total capital expenditures for the year. Exploration and production capital expenditures in 2001 included $65.2 million for acquisition of undeveloped leases, $21.6 million for acquisition of proved oil and gas properties, $242.2 million for exploration activities, and $354.5 million for development projects. Development expenditures included $60.6 million for the Terra Nova oil field, offshore Newfoundland; $27.2 million for synthetic oil operations at Syncrude in Canada; and $96.3 million for heavy oil and natural gas projects in western Canada. Exploration and production capital expenditures are shown by major operating area on page F-30 of this Form 10-K report.

Refining and marketing expenditures, detailed in the following table, were 20% of total capital expenditures in 2001.

(Millions of dollars)                 2001     2000   1999
                                     -----    -----   ----
Refining
   United States                     $ 87.8    19.2   17.7
   United Kingdom                       1.1     4.3    7.0
                                     ------   -----   ----
     Total refining                    88.9    23.5   24.7
                                     ------   -----   ----
Marketing
   United States                       75.0    92.8   58.7
   United Kingdom                      11.3     8.1    4.4
                                     ------   -----   ----
     Total marketing                   86.3   100.9   63.1
                                     ------   -----   ----
Other - Canada                            -    29.4     .3
                                     ------   -----   ----
     Total                           $175.2   153.8   88.1
                                     ======   =====   ====

U.S. refining expenditures in 2001 included $55.1 million for clean fuels and crude throughput expansion projects at the Meraux refinery. U.S. refining expenditures in 2000 and 1999 and U.K. expenditures during the three years were primarily for capital projects to keep the refineries operating efficiently and within industry standards and to study alternatives for meeting anticipated future clean fuel specifications. Marketing expenditures in the United States primarily included the costs of new stations built at Wal-Mart stores. U.K. marketing expenditures in 2001 and 2000 were primarily for redevelopment of stores and station purchases; expenditures in 1999 were primarily for improvements and normal replacements at existing stations and terminals. Other capital expenditures in Canada in 2000 primarily consisted of the mid-year acquisition of the minority interest in the Manito pipeline system. The Manito pipeline and other Canadian pipeline and trucking assets were sold by the Company in May 2001.

Cash Flows

Cash provided by operating activities was $635.7 million in 2001, $747.8 million in 2000 and $341.7 million in 1999. Special items decreased cash flow from operations by $32.3 million in 2001 and $2.7 million in 2000, but increased cash by $18.9 million in 1999. Changes in operating working capital other than cash and cash equivalents provided cash of $66 million in 2000, but required cash of $28 million and $35.2 million in 2001 and 1999, respectively. Cash provided by operating activities was further reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $16.4 million in 2001, $16.6 million in 2000 and $44.1 million in 1999.

Cash proceeds from property sales were $173 million in 2001, $20.7 million in 2000 and $40.9 million in 1999. Borrowings under notes payable and other long-term debt provided $88.2 million of cash in 2001, $175 million in 2000 and $247.8 million in 1999. Cash proceeds from stock option exercises and employee stock purchase plans amounted to $18.9 million in 2001, $3.8 million in 2000 and $2.3 million in 1999.

Property additions and dry hole costs required $813.5 million of cash in 2001, $512.3 million in 2000 and $359.4 million in 1999. Cash outlays for debt repayment during the three years included $77.7 million in 2001, $130.5 million in 2000 and $195.9 million in 1999. The acquisition of Beau Canada in November 2000 utilized $127.5 million of cash. Cash used for dividends to stockholders was $67.8 million in 2001, $65.3 million in 2000 and $63 million in 1999.

Financial Condition

Year-end working capital totaled $38.6 million in 2001, $71.7 million in 2000 and $105.5 million in 1999. The current level of working capital does not fully reflect the Company's liquidity position as the carrying values for inventories under last-in first-out accounting were $51 million below current costs at December 31, 2001. Cash and cash equivalents at the end of 2001 totaled $82.7 million compared to $132.7 million a year ago and $34.1 million at the end of 1999.

Long-term debt was reduced by $4 million during 2001 to $520.8 million at the end of the year, 25.8% of total capital employed, and included $104.7 million of nonrecourse debt incurred in connection with the acquisition and development of the Hibernia oil field. The decrease in long-term debt in 2001 was attributable to repayments of nonrecourse debt, partially offset by other new borrowings. Long-term debt totaled $524.8 million at the end of 2000 compared to $393.2 million at December 31, 1999. Stockholders' equity was $1.5 billion at the end of 2001 compared to $1.3 billion a year ago and $1.1 billion at the end of 1999. A summary of transactions in stockholders' equity accounts is presented on page F-5 of this Form 10-K report.

Murphy had commitments of $506 million for capital projects in progress at December 31, 2001, including $206 million related to clean fuels and crude throughput expansion projects at the Meraux refinery and $94 million for costs to develop the Medusa field in the deepwater Gulf of Mexico.

The primary sources of the Company's liquidity are internally generated funds, access to outside financing and working capital. The Company typically relies on internally generated funds to finance the major portion of its capital and other expenditures, but maintains lines of credit with banks and borrows as necessary to meet spending requirements. The Company anticipates that long-term debt will increase during 2002 caused by significant capital expenditure commitments, as described in the preceding paragraph, and an expectation that oil and natural gas prices for much of 2002 will remain below trading ranges experienced in 2000 and early 2001. At December 31, 2001, the Company had access to short-term and long-term revolving credit facilities in the amount of $450 million, and also had unused available lines of credit with banks of $142.6 million. In addition, the Company has a shelf registration on file with the U.S. Securities and Exchange Commission that permits the offer and sale of up to $1 billion in debt and equity securities. Current financing arrangements are set forth more fully in Note E to the consolidated financial statements. Based on the financing arrangements currently available, the Company does not expect to have any problems in meeting future requirements for funds.

At December 31, 2001, Murphy had $49 million of lease bonus and drilling costs in Property, Plant and Equipment associated with several leases in the eastern Gulf of Mexico. The U.S. government has thus far failed to issue the permits needed to develop and produce a large natural gas discovery on Company-held acreage in this area due to purported environmental concerns of the state of Florida. The Company and its co-venturers have sued the U.S. government over its failure to issue such permits, and the Company cannot predict whether the U.S. government will issue the permits needed to develop the discovery, or whether the Company will be compensated by the government in the event the permits are not issued.

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

The Company's liability for remedial obligations includes certain amounts that are based on anticipated regulatory approval for proposed remediation of former refinery waste sites. If regulatory authorities require more costly alternatives than the proposed processes, future expenditures could exceed the accrued liability by up to an estimated $3 million.

The Company has received notices from the U.S. Environmental Protection Agency
(EPA) that it is currently considered a Potentially Responsible Party (PRP) at three Superfund sites and has also been assigned responsibility by defendants at another Superfund site. The potential total cost to all parties to perform necessary remedial work at these sites may be substantial. Based on currently available information, the Company has reason to believe that it is a "de minimus" party as to ultimate responsibility at the four sites. The Company has not recorded a liability for remedial costs on Superfund sites. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs. Additionally, the Company could be assigned additional responsibility for remediation at these or other Superfund sites.

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites.

The amount of future remediation costs incurred at known or currently unidentified sites could have a material adverse effect on future earnings. The Company does not expect that future costs for these matters will have a material adverse effect on its financial condition.

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries at December 31, 2001.

The Company's refineries also incur costs to handle and dispose of hazardous waste and other chemical substances. These costs are expensed as incurred and amounted to $2.6 million in 2001. In addition to these expenses, Murphy allocates a portion of its capital expenditure program to comply with environmental laws and regulations. Such capital expenditures were approximately $109 million in 2001 and are projected to be $166 million in 2002.

A lawsuit filed against Murphy by the U.S. Government is discussed under the caption "Legal Proceedings" on page 6 of this Form 10-K report.

Other Matters

Impact of inflation - General inflation was moderate during the last three years in most countries where the Company operates; however, the Company's revenues and capital and operating costs are influenced to a larger extent by specific price changes in the oil and gas and allied industries than by changes in general inflation. Crude oil and petroleum product prices generally reflect the balance between supply and demand, with crude oil prices being particularly sensitive to OPEC production levels and/or attitudes of traders concerning supply and demand in the near future. Natural gas prices are affected by supply and demand, which to a significant extent are affected by the weather and by the fact that delivery of gas is generally restricted to specific geographic areas. Because crude oil and natural gas sales prices were strong during 2000 and early 2001, prices for oil field goods and services were adversely affected.Although oil and natural gas prices have weakened in the latter part of 2001 and into 2002, it is not possible to determine what effect these lower prices will have on the future cost of oil field goods and services.

Accounting changes and recent accounting pronouncements - As described in Note B on page F-9 of this Form 10-K report, Murphy adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, effective January 1, 2001. In addition, the Company adopted a change in accounting for unsold crude oil production effective January 1, 2000 that resulted in an $8.7 million charge to earnings for the cumulative effect of the accounting change.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all future business combinations be accounted for using the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with annual tests for impairment and that intangible assets other than goodwill be amortized over their useful lives. The Company adopted SFAS No. 141 immediately and will adopt SFAS No. 142 on January 1, 2002. The Company had unamortized goodwill of $50.4 million at December 31, 2001, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $3.1 million for the year ended December 31, 2001.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability must be recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed in service. When the liability is initially recorded, the Company will increase the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. Upon adoption of SFAS No. 143 on January 1, 2003, the Company will recognize transition adjustments for existing asset retirement obligations, long-lived assets and accumulated depreciation, all net of related income tax effects, as the cumulative effect of a change in accounting principle. After adoption, any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in the Company's earnings.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." The Company will adopt the provisions of SFAS No. 144 effective January 1, 2002, and its provisions are generally to be applied prospectively.

At this time, it is not practicable to reasonably estimate the impact of adopting these accounting standards on the Company's financial statements, including whether any transitional goodwill impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Significant accounting policies - In preparing the financial statements of the Company in accordance with accounting principles generally accepted in the United States, management must make a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Application of certain of the Company's accounting policies requires significant estimates. These accounting policies are described below.

..    Proved oil and natural gas reserves - Proved reserves are defined by the
     U.S. Securities and Exchange o Commission (SEC) as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although the Company's engineers are knowledgeable of and follow the guidelines for reserves as established by the SEC, the estimation of reserves requires the engineers to make a significant number of assumptions based on professional judgment. Estimated reserves are often subject to future revision, certain of which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and natural gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions inherently lead to adjustments of depreciation rates utilized by the Company. The Company can not predict the types of reserve revisions that will be required in future periods.

..    Successful efforts accounting - The Company utilizes the successful efforts method to account for exploration and development expenditures.
     Unsuccessful exploration wells are expensed and can have a significant effect on operating results. Successful exploration drilling costs and all development capital expenditures are capitalized and systematically charged to expense using the units of production method based on proved developed oil and natural gas reserves as estimated by the Company's engineers. The Company also uses proved developed reserves to recognize expense for future estimated dismantlement and abandonment costs. Costs of exploration wells in progress at year-end 2001 were not significant.

..    Impairment of properties - The Company continually monitors its long-lived assets recorded in Property, Plant and Equipment in the Consolidated Balance Sheet to make sure that they are fairly presented. The Company must evaluate its properties for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or natural gas, unfavorable adjustments to reserves, or other changes to contracts, environmental regulations or tax laws. All of these same factors must be considered when testing a property's carrying value for impairment. The Company can not predict the amount of impairment charges that may be recorded in the future.

..    Income taxes - The Company is subject to income and other similar taxes in all areas in which it operates. When recording income tax expense, certain estimates are required because: (a) income tax returns are generally filed months after the close of its calendar year; (b) tax returns are subject to audit by taxing authorities and audits can often take years to complete and settle; and (c) future events often impact the timing of when income tax expenses and benefits are recognized by the Company. The Company has deferred tax assets relating to tax operating loss carryforwards and other deductible differences in Ecuador and Malaysia. The Company routinely evaluates all deferred tax assets to determine the likelihood of their realization. A valuation allowance has been recognized for deferred tax assets due to management's belief that certain of these assets are not likely to be realized. The Company occasionally is challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in its various income tax returns. Although the Company believes that it has adequate accruals for matters not resolved with various taxing authorities, gains or losses could occur in future years from changes in estimates or resolution of outstanding matters.

..    Legal, environmental and other contingent matters - A provision for legal, environmental and other contingent matters is charged to expense when the loss is probable and the cost can be reasonably estimated. Judgment is often required to determine when expenses should be recorded for legal, environmental and other contingent matters. In addition, the Company often must estimate the amount of such losses. In many cases, management's judgment is based on interpretation of laws and regulations, which can be interpreted differently by regulators and/or courts of law. The Company's management closely monitors known and potential legal, environmental and other contingent matters, and makes its best estimate of when the Company should record losses for these based on information available to the Company.

Contractual obligations and guarantees - The Company is obligated to make future cash payments under borrowing arrangements, operating leases and capital commitments. Total payments due after 2001 under such contractual obligations are shown below.


                                                 Amounts Due
                             -----------------------------------------------------
(Millions of dollars)         Total      2002   2003-2005   2006-2007   After 2007
                             --------   -----   ---------   ---------   ----------
Long-term debt               $  569.0    48.2       165.2        81.7        273.9
Operating leases                236.8    17.6        49.7        31.6        137.9
Capital commitments             505.5   401.6       103.9           -            -
                             --------   -----       -----       -----        -----
   Total                     $1,311.3   467.4       318.8       113.3        411.8
                             ========   =====       =====       =====        =====

In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. The amount of commitments that expire in future periods is shown below.


                                      Commitment Expiration Per Period
                                       -------------------------------
(Millions of dollars)         Total      2002   2003-2005   2006-2007   After 2007
                             ------      ----   ---------   ---------   ----------
Financial guarantees          $33.8       2.1         4.9         3.2         23.6
Letters of credit              35.6       6.8        13.3         2.2         13.3
                              -----       ---        ----         ---         ----
   Total                      $69.4       8.9        18.2         5.4         36.9
                              =====       ===        ====         ===         ====

Outlook

Prices for the Company's primary products are often quite volatile. During 2000 and early 2001, increased worldwide demand and disciplined management of supply by the world's producers - primarily by members of OPEC - led to stronger oil prices. Due to economic slowdowns in many major countries during 2001, crude oil demand softened leading to significantly weaker sales prices. In response to lower oil prices, OPEC and other major oil producers have agreed to reduce oil production in early 2002. It is too early to determine whether these production cuts will lead to a meaningful improvement in oil prices. Due to a combination of warmer than normal weather across much of North America during the early winter of 2001-2002 and increased gas storage levels, the price of natural gas in early 2002 remained below trading ranges during most of the last two years. In addition, refined product margins in both the United States and United Kingdom were extremely weak in early 2002, leading to losses in refining and marketing operations in both areas. If oil and natural gas sales prices and refining and marketing margins continue at the levels experienced in January 2002, the Company expects that future operating results could be near break-even. In such a volatile operating environment, constant reassessment of spending plans is required.

The Company's capital expenditure budget for 2002 was prepared during the fall of 2001 and provides for expenditures of $866 million. Of this amount, $604 million or 70%, is allocated for exploration and production. Geographically, 39% of the exploration and production budget is allocated to the United States, including $139 million for development of deepwater projects in the Gulf of Mexico; another 36% is allocated to Canada, including $41 million for light oil and natural gas development, $28 million for continued development of the Hibernia and Terra Nova oil fields, and $49 million for further expansion of synthetic oil operations; 6% is allocated to the United Kingdom; 5% is allocated to Ecuador; and 14% is allocated to other foreign operations, which primarily includes Malaysia. Budgeted refining and marketing capital expenditures for 2002 are $259 million, including $235 million in the United States, and $12 million each in the United Kingdom and Canada. U.S. and Canadian amounts include funds to build additional stations at Wal-Mart sites. U.S. amounts also include spending for clean fuels and crude throughput expansion projects at the Meraux refinery. Due to an expectation of lower natural gas sales prices compared to the price assumptions used in the 2002 Budget, the Company has announced intentions to reduce 2002 capital expenditures by approximately $100 million. Capital and other expenditures are under constant review and planned capital expenditures may be adjusted further to reflect changes in estimated cash flow during 2002.

Based on the Company's projected capital expenditures in 2002 and weaker than anticipated natural gas sales prices and refining and marketing margins early in the year, a significant portion of capital expenditures is anticipated to be funded through new long-term borrowings during the year. Murphy's 2002 Budget anticipates an increase in long-term debt of approximately $300 million during the year. Although the Company is actively managing capital expenditures in light of anticipated lower operating cash flows, it is possible that long-term debt could exceed the budgeted year-end 2002 levels, especially if cash flows continue to be adversely affected in upcoming months by low natural gas sales prices and weak refining and marketing margins such as those experienced in early 2002.

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

At December 31, 2001, the Company was a party to interest rate swaps with notional amounts totaling $100 million that were designed to hedge fluctuations in cash flows of a similar amount of variable-rate debt. These swaps mature in 2002 and 2004. The swaps require the Company to pay an average interest rate of 6.46% over their composite lives, and at December 31, 2001, the interest rate to be received by the Company averaged 2.28%. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge against potentially higher future interest rates. As described in Note K to the consolidated financial statements, the estimated fair value of these interest rate swaps was a loss of $4.3 million at December 31, 2001.

At December 31, 2001, 26% of the Company's debt had variable interest rates and 9% was denominated in Canadian dollars. Based on debt outstanding at December 31, 2001, a 10% increase in variable interest rates would have an insignificant impact on the Company's interest expense for the next 12 months after including the favorable effect resulting from lower net settlement payments under the aforementioned interest rate swaps. A 10% increase in the exchange rate of the Canadian dollar versus the U.S. dollar would increase interest expense in 2002 by $.1 million for debt denominated in Canadian dollars.

Murphy was a party to natural gas price swap agreements at December 31, 2001 for a total notional volume of 7.7 million British Thermal Units (MMBTU) that are intended to hedge a portion of the financial exposure of its Meraux, Louisiana refinery to fluctuations in the future price of natural gas purchased for fuel. In each month of settlement, the swaps require Murphy to pay an average natural gas price of $2.68 per MMBTU and to receive the average NYMEX price for the final three trading days of the month. At December 31, 2001, the estimated fair value of these agreements was recorded as an asset of $4.3 million. A 10% increase in the average NYMEX price of natural gas would have increased this asset by $2.1 million, while a 10% decrease would have reduced the asset by a similar amount.

In addition, the Company was a party to natural gas swap agreements at December 31, 2001 that are intended to hedge the financial exposure of a limited portion of its U.S. natural gas production to changes in gas sales prices through March 2002. The swaps are for a notional volume that averages 32,000 MMBTU per day in the first quarter of 2002 and require Murphy to pay the average NYMEX price for the final trading day of each month and receive a price ranging from $2.54 to $2.94 per MMBTU. At December 31, 2001, the estimated fair value of these agreements was recorded as an asset of $.8 million. A 10% increase in the average NYMEX price of natural gas would have reduced this asset by $.7 million, while a 10% decrease would have increased the asset by a similar amount.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item appears on pages F-1 through F-34, which follow page 23 of this Form 10-K report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding executive officers of the Company is included on page 6 of this Form 10-K report. Other information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 8, 2002 under the caption "Election of Directors."

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 8, 2002 under the captions "Compensation of Directors," "Executive Compensation," "Option Exercises and Fiscal Year-End Values," "Option Grants," "Compensation Committee Report for 2001," "Shareholder Return Performance Presentation" and "Retirement Plans."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders on May 8, 2002 under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management."

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements - The consolidated financial statements of Murphy Oil Corporation and consolidated subsidiaries are located or begin on the pages of this Form 10-K report as indicated below.

                                                                        Page No.
                                                                        --------
         Report of Management                                             F-1
         Independent Auditors' Report                                     F-1
         Consolidated Statements of Income                                F-2
         Consolidated Balance Sheets                                      F-3
         Consolidated Statements of Cash Flows                            F-4
         Consolidated Statements of Stockholders' Equity                  F-5
         Consolidated Statements of Comprehensive Income                  F-6
         Notes to Consolidated Financial Statements                       F-7
         Supplemental Oil and Gas Information (unaudited)                 F-28
         Supplemental Quarterly Information (unaudited)                   F-34

      2. Financial Statement Schedules

         Schedule II - Valuation Accounts and Reserves                    F-35

         All other financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

      3. Exhibits - The following is an index of exhibits that are hereby filed as indicated by asterisk (*), that are to be filed by an amendment as indicated by pound sign (#), or that are incorporated by reference. Exhibits other than those listed have been omitted since they either are not required or are not applicable.

Exhibit
  No.                                                                     Incorporated by Reference to
-------                                                                   ----------------------------
3.1      Certificate of Incorporation of Murphy Oil Corporation           Exhibit 3.1 of Murphy's Form 10-Q report for the quarterly
         as amended, effective May 17, 2001                               period ended June 30, 2001

3.2      By-Laws of Murphy Oil Corporation as amended                     Exhibit 3.2 of Murphy's Form 10-K report for the year
         effective February 7, 2001                                       ended December 31, 2000

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

4.1      Form of Indenture and Form of Supplemental Indenture             Exhibits 4.1 and 4.2 of Murphy's Form 8-K report filed
         between Murphy Oil Corporation and SunTrust Bank,                April 29, 1999 under the Securities Exchange Act of 1934
         Nashville, N.A., as Trustee

4.2      Rights Agreement dated as of December 6, 1989                    Exhibit 4.3 of Murphy's Form 10-K report for the year
         between Murphy Oil Corporation and Harris Trust                  ended December 31, 1999
         Company of New York, as Rights Agent

  4.3   Amendment No. 1 dated as of April 6, 1998 to Rights               Exhibit 3 of Murphy's Form 8-A/A, Amendment No. 1,
        Agreement dated as of December 6, 1989 between                    filed April 14, 1998 under the Securities Exchange
        Murphy Oil Corporation and Harris Trust Company of                Act of 1934
        New York, as Rights Agent

  4.4   Amendment No. 2 dated as of April 15, 1999 to Rights              Exhibit 4 of Murphy's Form 8-A/A, Amendment No. 2,
        Agreement dated as of December 6, 1989 between                    filed April 19, 1999 under the Securities Exchange
        Murphy Oil Corporation and Harris Trust Company of                Act of 1934
        New York, as Rights Agent

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

*13     2001 Annual Report to Security Holders including
        Narrative to Graphic and Image Material as an appendix

*21     Subsidiaries of the Registrant

*23     Independent Auditors' Consent

*99.1   Undertakings

#99.2   Form 11-K, Annual Report for the fiscal year ended                To be filed as an amendment to this Form 10-K report
        December 31, 2001 covering the Thrift Plan for Employees          not later than 180 days after December 31, 2001
        of Murphy Oil Corporation

#99.3   Form 11-K, Annual Report for the fiscal year ended                To be filed as an amendment to this Form 10-K report
        December 31, 2001 covering the Thrift Plan for Employees          not later than 180 days after December 31, 2001
        of Murphy Oil USA, Inc. Represented by United Steelworkers
        of America, AFL-CIO, Local No. 8363

#99.4   Form 11-K, Annual Report for the fiscal year ended                To be filed as an amendment to this Form 10-K report
        December 31, 2001 covering the Thrift Plan for Employees          not later than 180 days after December 31, 2001
        of Murphy Oil USA, Inc. Represented by International Union
        of Operating Engineers, AFL-CIO, Local No. 305

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY OIL CORPORATION

By         CLAIBORNE P. DEMING              Date:       March 22, 2002
      ------------------------------               ------------------------
      Claiborne P. Deming, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

           R. MADISON MURPHY                          WILLIAM C. NOLAN JR.
----------------------------------------         ------------------------------
R. Madison Murphy, Chairman and Director         William C. Nolan Jr., Director

         CLAIBORNE P. DEMING                          WILLIAM L. ROSOFF
----------------------------------------         ---------------------------
Claiborne P. Deming, President and Chief         William L. Rosoff, Director
    Executive Officer and Director
     (Principal Executive Officer)

             B. R. R. BUTLER                          DAVID J. H. SMITH
        -------------------------                ---------------------------
        B. R. R. Butler, Director                David J. H. Smith, Director

           GEORGE S. DEMBROSKI                        CAROLINE G. THEUS
      -----------------------------              ---------------------------
      George S. Dembroski, Director              Caroline G. Theus, Director

            H. RODES HART                           STEVEN A. COSSE'
       -----------------------           ---------------------------------------
       H. Rodes Hart, Director           Steven A. Cosse', Senior Vice President
                                                   and General Counsel
                                              (Principal Financial Officer)

           ROBERT A. HERMES                            JOHN W. ECKART
      --------------------------               ------------------------------
      Robert A. Hermes, Director                 John W. Eckart, Controller
                                               (Principal Accounting Officer)

           MICHAEL W. MURPHY
      ---------------------------
      Michael W. Murphy, Director

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

The Board of Directors appoints an Audit Committee annually to implement and to support the Board's oversight function of the Company's financial reporting, accounting policies, internal controls and independent and objective outside auditors. This Committee is composed solely of directors who are not employees of the Company. The Committee meets periodically with representatives of management, the Company's audit staff and the independent auditors to review and discuss the adequacy and effectiveness of the Company's internal controls, the quality and clarity of its financial reporting, and the scope and results of independent and internal audits, and to fulfill other responsibilities included in the Committee's Charter dated May 10, 2000. The independent auditors and the Company's audit staff have unrestricted access to the Committee, without management presence, to discuss audit findings and other financial matters.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Murphy Oil Corporation:

We have audited the accompanying consolidated balance sheets of Murphy Oil Corporation and Consolidated Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Murphy Oil Corporation and Consolidated Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

Shreveport, Louisiana                                           /s/ KPMG LLP
February 1, 2002

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31 (Thousands of dollars except per share amounts)               2001            2000            1999
                                                                                      ----            ----            ----
Revenues
Crude oil and natural gas sales                                                $   832,510         751,498         470,643
Petroleum product sales                                                          2,783,617       2,731,988       1,515,537
Crude oil trading sales                                                            605,143       1,041,524         705,969
Other operating revenues                                                           245,551          89,331          59,934
Interest and other nonoperating revenues                                            11,688          24,824           4,358
                                                                               -----------      ----------      ----------
     Total revenues                                                              4,478,509       4,639,165       2,756,441
                                                                               -----------      ----------      ----------
Costs and Expenses
Crude oil, products and related operating                                        3,456,021       3,704,936       2,198,701
  expenses
Exploration expenses, including undeveloped                                        156,919         125,629          70,557
  lease amortization
Selling and general expenses                                                        97,835          85,474          81,817
Depreciation, depletion and amortization                                           229,222         213,539         205,077
Amortization of goodwill                                                             3,120              --              --
Impairment of properties                                                            10,478          27,916              --
Provision for reduction in force                                                        --              --           1,513
Interest expense                                                                    39,289          29,936          28,139
Interest capitalized                                                               (20,283)        (13,599)         (7,865)
                                                                               -----------      ----------      ----------
     Total costs and expenses                                                    3,972,601       4,173,831       2,577,939
                                                                               -----------      ----------      ----------
Income before income taxes and cumulative
  effect of accounting change                                                      505,908         465,334         178,502
Income tax expense                                                                 175,005         159,773          58,795
                                                                               -----------      ----------      ----------
Income before cumulative effect of accounting change                               330,903         305,561         119,707
Cumulative effect of accounting change, net of tax (Note B)                             --          (8,733)             --
                                                                               -----------      ----------      ----------
Net Income                                                                     $   330,903         296,828         119,707
                                                                               ===========      ==========      ==========
Income (Loss) per Common Share - Basic
  Before cumulative effect of accounting change                                $      7.32            6.78            2.66
  Cumulative effect of accounting change                                                --            (.19)             --
                                                                               -----------      ----------      ----------
  Net Income - Basic                                                                  7.32            6.59            2.66
                                                                               ===========      ==========      ==========
Income (Loss) per Common Share - Diluted
  Before cumulative effect of accounting change                                $      7.26            6.75            2.66
  Cumulative effect of accounting change                                                --            (.19)             --
                                                                               -----------      ----------      ----------
  Net Income - Diluted                                                                7.26            6.56            2.66
                                                                               ===========      ==========      ==========

Average Common shares outstanding - basic                                       45,221,472      45,031,665      44,970,457
Average Common shares outstanding - diluted                                     45,590,999      45,239,706      45,030,225


See notes to consolidated financial statements, page F-7.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

December 31 (Thousands of dollars)                                                      2001           2000
                                                                                        ----           ----
Assets

Current assets
  Cash and cash equivalents                                                       $   82,652        132,701
  Accounts receivable, less allowance for doubtful accounts
    of $11,263 in 2001 and $10,208 in 2000                                           262,022        469,616
  Inventories, at lower of cost or market
      Crude oil and blend stocks                                                      38,917         47,875
      Finished products                                                               85,133         68,464
      Materials and supplies                                                          49,098         48,416

  Prepaid expenses                                                                    61,062         23,949
  Deferred income taxes                                                               19,777         25,916
                                                                                  ----------     ----------
       Total current assets                                                          598,661        816,937

Property, plant and equipment, at cost less accumulated depreciation,
  depletion and amortization of $3,277,673 in 2001 and $3,144,369 in 2000          2,525,807      2,184,719
Goodwill, net                                                                         50,412         48,396
Deferred charges and other assets                                                     84,219         84,301
                                                                                  ----------     ----------
       Total assets                                                               $3,259,099      3,134,353
                                                                                  ==========     ==========
Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt                                            $   48,250         37,242
  Accounts payable                                                                   325,323        528,416
  Income taxes                                                                        48,378         68,343
  Other taxes payable                                                                 86,844         65,262
  Other accrued liabilities                                                           51,262         45,964
                                                                                  ----------     ----------
       Total current liabilities                                                     560,057        745,227

Notes payable                                                                        416,061        398,375
Nonrecourse debt of a subsidiary                                                     104,724        126,384
Deferred income taxes                                                                302,868        229,968
Accrued dismantlement costs                                                          160,764        160,049
Accrued major repair costs                                                            44,570         34,302
Deferred credits and other liabilities                                               171,892        180,488

Stockholders' equity
  Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued            --             --
  Common Stock, par $1.00, authorized 200,000,000 shares at December 31, 2001
    and 80,000,000 shares at December 31, 2000, issued 48,775,314 shares              48,775         48,775
  Capital in excess of par value                                                     527,126        514,474
  Retained earnings                                                                1,096,567        833,490
  Accumulated other comprehensive loss                                               (83,309)       (38,266)
  Unamortized restricted stock awards                                                   (968)        (1,410)
  Treasury stock                                                                     (90,028)       (97,503)
                                                                                  ----------     ----------
       Total stockholders' equity                                                  1,498,163      1,259,560
                                                                                  ----------     ----------
       Total liabilities and stockholders' equity                                  3,259,099     $3,134,353
                                                                                  ==========     ==========

See notes to consolidated financial statements, page F-7.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



Years Ended December 31 (Thousands of dollars)                           2001             2000             1999
                                                                         ----             ----             ----
Operating Activities
Income before cumulative effect of accounting change                $ 330,903          305,561          119,707
Adjustments to reconcile above income to net cash provided
  by operating activities
    Depreciation, depletion and amortization                          229,222          213,539          205,077
    Impairment of properties                                           10,478           27,916               --
    Provisions for major repairs                                       21,070           22,761           18,721
    Expenditures for major repairs and dismantlement costs            (16,395)         (16,603)         (44,096)
    Dry hole costs                                                     82,825           65,987           32,422
    Amortization of undeveloped leases                                 23,154           14,076           10,968
    Amortization of goodwill                                            3,120               --               --
    Deferred and noncurrent income tax charges                         80,052           63,431           38,027
    Pretax gains from disposition of assets                          (105,504)          (4,010)         (11,940)
    Net (increase) decrease in noncash operating working capital
     excluding acquisition of Beau Canada Exploration Ltd.            (27,951)          66,002          (35,159)
    Cumulative effect of accounting change on working capital              --          (11,170)              --
    Other operating activities - net                                    4,730              261            7,984
                                                                    ---------        ---------        ---------
      Net cash provided by operating activities                       635,704          747,751          341,711
                                                                    ---------        ---------        ---------
Investing Activities
Property additions and dry hole costs                                (813,500)        (512,331)        (359,438)
Acquisition of Beau Canada Exploration Ltd., net of cash acquired          --         (127,476)              --
Proceeds from sale of property, plant and equipment                   172,972           20,705           40,871
Other investing activities - net                                       (1,410)             391           (3,532)
                                                                    ---------        ---------        ---------
      Net cash required by investing activities                      (641,938)        (618,711)        (322,099)
                                                                    ---------        ---------        ---------
Financing Activities
Additions to notes payable                                             87,000          175,000          247,776
Reductions of notes payable                                           (62,214)        (124,254)        (190,806)
Additions to nonrecourse debt of a subsidiary                           1,241               --               --
Reductions of nonrecourse debt of a subsidiary                        (15,499)          (6,207)          (5,120)
Proceeds from exercise of stock options
  and employee stock purchase plans                                    18,864            3,769            2,269
Cash dividends paid                                                   (67,826)         (65,294)         (62,950)
Other financing activities - net                                       (3,050)          (7,894)          (4,011)
                                                                    ---------        ---------        ---------
      Net cash required by financing activities                       (41,484)         (24,880)         (12,842)
                                                                    ---------        ---------        ---------
Effect of exchange rate changes on cash and cash equivalents           (2,331)          (5,591)            (909)
                                                                    ---------        ---------        ---------
Net increase (decrease) in cash and cash equivalents                  (50,049)          98,569            5,861
Cash and cash equivalents at January 1                                132,701           34,132           28,271
                                                                    ---------        ---------        ---------
Cash and cash equivalents at December 31                            $  82,652          132,701           34,132
                                                                    =========        =========        =========

See notes to consolidated financial statements, page F-7.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



Years Ended December 31 (Thousands of dollars)                             2001           2000           1999
                                                                           ----           ----           ----
Cumulative Preferred Stock - par $100, authorized
  400,000 shares, none issued                                        $       --             --             --
                                                                     ----------      ---------      ---------
Common Stock - par $1.00, authorized 200,000,000 shares
  at December 31, 2001 and 80,000,000 shares at
  December 31, 2000 and 1999, issued 48,775,314 shares at
  beginning and end of each year                                         48,775         48,775         48,775
                                                                     ----------      ---------      ---------
Capital in Excess of Par Value
Balance at beginning of year                                            514,474        512,488        510,116
Exercise of stock options, net of income taxes                           10,440          1,749            797
Restricted stock transactions                                             1,272           (202)         1,344
Sale of stock under employee stock purchase plans                           940            439            231
                                                                     ----------      ---------      ---------
     Balance at end of year                                             527,126        514,474        512,488
                                                                     ----------      ---------      ---------
Retained Earnings
Balance at beginning of year                                            833,490        601,956        545,199
Net income for the year                                                 330,903        296,828        119,707
Cash dividends - $1.50 per share in 2001, $1.45 per share in 2000
  and $1.40 per share in 1999                                           (67,826)       (65,294)       (62,950)
                                                                     ----------      ---------      ---------
     Balance at end of year                                           1,096,567        833,490        601,956
                                                                     ----------      ---------      ---------
Accumulated Other Comprehensive Loss
Balance at beginning of year                                            (38,266)        (4,984)       (23,520)
Foreign currency translation gains                                      (49,596)       (33,282)        18,536
(losses)
Cash flow hedging gains, net of income taxes                              4,553             --             --
                                                                     ----------      ---------      ---------
     Balance at end of year                                             (83,309)       (38,266)        (4,984)
                                                                     ----------      ---------      ---------
Unamortized Restricted Stock Awards
Balance at beginning of year                                             (1,410)        (2,328)        (2,361)
Amortization, forfeitures and changes in price of Common Stock              442            918             33
                                                                     ----------      ---------      ---------
     Balance at end of year                                                (968)        (1,410)        (2,328)
                                                                     ----------      ---------      ---------
Treasury Stock
Balance at beginning of year                                            (97,503)       (98,735)       (99,976)
Exercise of stock options                                                 6,833          1,140            704
Awarded restricted stock, net of                                             (9)          (349)            --
forfeitures
Sale of stock under employee stock purchase plans                           651            441            537
                                                                     ----------      ---------      ---------
     Balance at end of year - 3,444,234 shares of Common
        Stock in 2001, 3,729,769 shares in 2000 and
        3,777,319 shares in 1999                                        (90,028)       (97,503)       (98,735)
                                                                     ----------      ---------      ---------
Total Stockholders' Equity                                           $1,498,163      1,259,560      1,057,172
                                                                     ==========      =========      =========

See notes to consolidated financial statements, page F-7.

             MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



Years Ended December 31 (Thousands of dollars)                       2001        2000       1999
                                                                     ----        ----       ----
Net income                                                       $330,903     296,828    119,707
Other comprehensive income (loss), net of tax
   Cash flow hedges
     Net derivative gains                                              26          --         --
     Reclassification adjustments                                  (2,115)         --         --
                                                                 --------     -------     ------
        Total cash flow hedges                                     (2,089)         --         --
   Net gain (loss) from foreign currency translation              (49,596)    (33,282)    18,536
                                                                 --------     -------     ------
     Other comprehensive income (loss) before
       cumulative effect of accounting change                     (51,685)    (33,282)    18,536
   Cumulative effect of accounting change (Note B)                  6,642          --         --
                                                                 --------     -------    -------
     Other comprehensive income (loss)                            (45,043)    (33,282)    18,536
                                                                 --------     -------     ------
Comprehensive Income                                             $285,860     263,546    138,243
                                                                 --------     -------    -------

See notes to consolidated financial statements, page F-7.

                    MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Significant Accounting Policies

NATURE OF BUSINESS - Murphy Oil Corporation is an international oil and gas company that conducts its business through various operating subsidiaries. The Company produces oil and natural gas in the United States, Canada, the United Kingdom, and Ecuador, and conducts exploration activities worldwide. The Company has an interest in a Canadian synthetic oil operation, owns two petroleum refineries in the United States and has an interest in a refinery in the United Kingdom. Murphy markets petroleum products under various brand names and to unbranded wholesale customers in the United States and the United Kingdom.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Murphy Oil Corporation and all majority-owned subsidiaries. Investments in affiliates in which the Company owns from 20% to 50% are accounted for by the equity method. Other investments are generally carried at cost. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION - Revenues associated with sales of refined products and the Company's share of crude oil production are recorded when title passes to the customer. The Company uses the sales method to record revenues associated with oil and natural gas production. The Company records a liability for natural gas balancing when the Company has sold more than its working interest share of natural gas production and the estimated remaining reserves make it doubtful that partners can recoup their share of production from the field. At December 31, 2001 and 2000, the liabilities for gas balancing arrangements were immaterial. Excise taxes collected on sales of refined products and remitted to governmental agencies are not included in revenues or in costs and expenses.

CASH EQUIVALENTS - Short-term investments, which include government securities and other instruments with government securities as collateral, that have a maturity of three months or less from the date of purchase are classified as cash equivalents.

PROPERTY, PLANT AND EQUIPMENT - The Company uses the successful efforts method to account for exploration and development expenditures. Leasehold acquisition costs are capitalized. If proved reserves are found on an undeveloped property, leasehold cost is transferred to proved properties. Costs of undeveloped leases are generally expensed over the life of the leases. Cost of exploratory drilling is initially capitalized but is subsequently expensed if proved reserves are not found. Other exploratory costs are charged to expense as incurred. Development costs, including unsuccessful development wells, are capitalized.

Oil and gas properties are evaluated by field for potential impairment; other properties are evaluated on a specific asset basis or in groups of similar assets, as applicable. An impairment is recognized when the estimated undiscounted future net cash flows of an evaluated asset are less than its carrying value.

Depreciation and depletion of producing oil and gas properties are recorded based on units of production. Unit rates are computed for unamortized exploration drilling and development costs using proved developed reserves and for unamortized leasehold costs using all proved reserves. As more fully described on page F-28 of this Form 10-K report, proved reserves are estimated by the Company's engineers and are subject to future revisions based on availability of additional information. Estimated dismantlement, abandonment and site restoration costs, net of salvage value, are generally recognized using the units of production method and are included in depreciation expense. Costs for future dismantlement, abandonment and site restoration are estimated by the Company's engineers using existing regulatory requirements and anticipated future inflation rates. Refineries and certain marketing facilities are depreciated primarily using the composite straight-line method with depreciable lives ranging from 16 to 25 years. Gasoline stations and other properties are depreciated over 3 to 20 years by individual unit on the straight-line method.

Gains and losses on disposals or retirements that are significant or include an entire depreciable or depletable property unit are included in income. Actual costs of dismantling oil and gas production facilities and site restoration are charged against the related liability. All other dispositions, retirements or abandonments are reflected in accumulated depreciation, depletion and amortization.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Murphy accrues in advance for estimated costs of major repairs by recording monthly expense provisions for turnarounds of refineries and a synthetic oil upgrading facility. Future major repair costs are estimated by the Company's engineers. Actual costs incurred are charged against the accrued liability. All other maintenance and repairs are expensed. Renewals and betterments are capitalized.

INVENTORIES - Inventories of crude oil other than refinery feedstocks are valued at the lower of cost, generally applied on a first-in first-out (FIFO) basis, or market. Refinery inventories of crude oil and other feedstocks and finished product inventories are valued at the lower of cost, generally applied on a last-in first-out (LIFO) basis, or market. Materials and supplies are valued at the lower of average cost or estimated value.

GOODWILL - The excess of the purchase price over the fair value of net assets acquired associated with the purchase of Beau Canada Exploration Ltd. (Beau Canada) was recorded as goodwill. Through 2001, goodwill was amortized on a straight-line basis over 15 years, and its recoverability was assessed by determining whether future goodwill amortization can be recovered through undiscounted future net cash flows for western Canadian oil and gas properties. Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards (SFAS) No.142, "Goodwill and Other Intangible Assets", goodwill can no longer be amortized. SFAS 142 requires an annual assessment of recoverability of the carrying value of goodwill. Beginning in 2002, the Company will assess goodwill recoverability by comparing the fair value of net assets for conventional oil and natural gas properties in Canada with the carrying value of these net assets, including goodwill. Should this assessment indicate that goodwill is not fully recoverable, an impairment charge to write down the carrying value of goodwill must be recorded.

ENVIRONMENTAL LIABILITIES - A provision for environmental obligations is charged to expense when the Company's liability for an environmental assessment and/or cleanup is probable and the cost can be reasonably estimated. Related expenditures are charged against the liability. Environmental remediation liabilities have not been discounted for the time value of future expected payments. Environmental expenditures that have future economic benefit are capitalized.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - Effective January 1, 2001, the Company adopted SFAS 133, as amended by SFAS 138. See also Notes B and K for further information about the Company's derivative instruments. The fair value of a derivative instrument is recognized as an asset or liability in the Company's Consolidated Balance Sheet. Upon entering into a derivative contract, the Company may designate the derivative as either a fair value hedge or a cash flow hedge, or decide that the contract is not a hedge, and thenceforth, mark the contract to market through earnings. The Company documents the relationship between the derivative instrument designated as a hedge and the hedged items, as well as its objective for risk management and strategy for use of the hedging instrument to manage the risk. Derivative instruments designated as fair value or cash flow hedges are linked to specific assets and liabilities or to specific firm commitments or forecasted transactions. The Company assesses at inception, and on an ongoing basis, whether a derivative instrument used as a hedge is highly effective in offsetting changes in the fair value or cash flows of the hedged item. A derivative that is not a highly effective hedge does not qualify for hedge accounting. Changes in the fair value of a qualifying fair value hedge are recorded in earnings along

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the gain or loss on the hedged item. Changes in the fair value of a qualifying cash flow hedge are recorded in other comprehensive income, until earnings are affected by the cash flows of the hedged item. When the cash flow of the hedged item is recognized in the Statement of Income, the fair value of the associated cash flow hedge is reclassified from other comprehensive income into earnings.

Ineffective portions of a cash flow hedging derivative's change in fair value are recognized currently in earnings. If a derivative instrument no longer qualifies as a cash flow hedge, hedge accounting is discontinued and the gain or loss that was recorded in other comprehensive income is recognized immediately in earnings.

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

USE OF ESTIMATES - In preparing the financial statements of the Company in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.

Note B - New Accounting Principles and Recent Accounting Pronouncements

Effective January 1, 2001, Murphy was required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. Under SFAS Nos. 133/138, Murphy records the fair values of its derivative instruments as either assets or liabilities. Adoption of SFAS Nos. 133/138 resulted in a transition adjustment gain to Accumulated Other Comprehensive Loss (AOCL) of $6.6 million, net of $2.8 million in income taxes, for the cumulative effect on prior years; there was no cumulative effect on earnings. Excluding the transition adjustment, the effect of this accounting change decreased AOCL for the year ended December 31, 2001 by $2.1 million, net of $.4 million in income taxes, and decreased net income for the year by $.1 million, net of taxes. During the year ended December 31, 2001, losses of $2.1 million, net of $.8 million in income taxes, associated with the transition adjustment were reclassified from AOCL to earnings.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," requiring that all future business combinations be accounted for using the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. The Company adopted SFAS No. 141 immediately.

In 2000, Murphy adopted the revenue recognition guidance in the Securities and Exchange Commission's Staff Accounting Bulletin 101. As a result of the change, Murphy records revenues related to its crude oil as the oil is sold, and carries its unsold crude oil production at cost rather than market value as in the past. Consequently, Murphy recorded a transition adjustment of $8,733,000, net of income tax benefits of $3,886,000, for the cumulative effect on prior years. Excluding the cumulative effect transition adjustment, this accounting change increased income in 2000 by $1,145,000. The transition adjustment included a cumulative reduction of prior years' revenue of $20,591,000. Pro forma net income for the years ended December 31, 2000 and 1999, assuming that the new revenue recognition method had been applied retroactively in each year, was as follows.

(Thousands of dollars except per share data)           2000      1999
                                                       ----      ----
Net income           - As reported                 $296,828   119,707
                       Pro forma                    305,561   111,336
Net income per share - As reported, basic             $6.59      2.66
                       Pro forma, basic                6.78      2.48
                       As reported, diluted            6.56      2.66
                       Pro forma, diluted              6.75      2.47

                                       F-9

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that amortization of goodwill be replaced with annual tests for impairment and that intangible assets other than goodwill be amortized over their useful lives. The Company will adopt SFAS No. 142 on January 1, 2002. The Company's unamortized goodwill of $50,412,000 at December 31, 2001 will be subject to the transition provisions of SFAS No. 142.

In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which will require the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability must be recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed in service. When the liability is initially recorded, the Company will increase the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. Upon adoption of SFAS No. 143 on January 1, 2003, the Company will recognize transition adjustments for existing asset retirement obligations, long-lived assets and accumulated depreciation, all net of related income tax effects, as the cumulative effect of a change in accounting principle. After adoption, any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in the Company's earnings.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." The Company will adopt the provisions of SFAS No. 144 effective January 1, 2002, and its provisions are generally to be applied prospectively.

At this time, it is not practicable to reasonably estimate the impact of adopting SFAS Nos. 142, 143 and 144 on the Company's financial statements, including whether any transitional goodwill impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Note C - Acquisition of Beau Canada Exploration Ltd.

In November 2000, Murphy acquired Beau Canada, an independent oil and natural gas company that primarily owned exploration licenses and producing natural gas and heavy oil fields in western Canada. The acquisition has been accounted for as a purchase. Beau Canada's operations subsequent to the acquisition date have been included in the Company's consolidated financial statements. The Company paid net cash of $127,476,000 to purchase all of Beau Canada's common stock at a price of approximately $1.44 a share.

The Company recorded property, plant and equipment of $260,000,000 associated with the purchase of Beau Canada. The Company valued the property, plant and equipment acquired using both proved and certain probable reserves as estimated by the Company's engineers, and an estimate of future oil and natural gas sales prices based on the then prevailing pricing environment for the projected timing of future production.

The Company also assumed debt in the acquisition of $124,227,000 that was repaid by December 31, 2000 through issuance of a structured loan (see Note F). As subsequently adjusted in 2001, Murphy recorded goodwill of $56,280,000 associated with the Beau Canada acquisition, primarily due to the purchase price being greater than the fair value of the net assets acquired and deferred income tax liabilities required to be established in recording the acquisition.

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

                                                        Years Ended December 31,
(Thousands of dollars except per share data)                 2000         1999
                                                             ----         ----

Pro forma revenues                                     $4,727,574    2,830,973
Pro forma net income                                      303,479      121,011
Pro forma net income per Common share - diluted              6.71         2.69

Note D - Property, Plant and Equipment

                                  December 31, 2001         December 31, 2000
                               ---------------------     ---------------------
(Thousands of dollars)            Cost        Net           Cost        Net
                               ----------  ---------     ---------   ---------
Exploration and production     $4,553,034  1,885,124*    4,156,422   1,616,424*
Refining                          795,742    319,813       710,623     256,469
Marketing                         377,721    289,344       307,429     224,677
Transportation                     33,396      4,314       111,409      62,210
Corporate and other                43,587     27,212        43,205      24,939
                               ----------  ---------     ---------   ---------
                               $5,803,480  2,525,807     5,329,088   2,184,719
                               ==========  =========     =========   =========

*Includes $20,174 in 2001 and $17,370 in 2000 related to administrative assets and support equipment.

In the 2001 and 2000 Consolidated Statements of Income, the Company recorded noncash charges of $10,478,000 and $27,916,000 respectively, for impairment of certain properties. After related income tax benefits, these write-downs reduced net income by $6,811,000 in 2001 and $17,817,000 in 2000. The charges related to natural gas fields in the Gulf of Mexico and Canadian heavy oil properties. The U.S. impairments were all caused by downward reserve revisions for poor well performance of natural gas fields. The Canadian heavy oil impairment was due to a downward reserve revision for one field and high operating costs on another field. The carrying value of impaired properties were reduced to the asset's fair value based on projected future discounted net cash flows, using the Company's estimate of future commodity prices.

Note E - Financing Arrangements

At December 31, 2001, the Company had three unused committed credit facilities with a major banking consortium totaling US $450,000,000. The Company and a subsidiary may borrow under a $150,000,000 revolving credit agreement maturing in December 2006. Additionally, the Company and the subsidiary have available a $150,000,000 one-year revolving credit agreement maturing in December 2002 with an option to convert any outstanding amounts to a one-year term loan at maturity. The Company's Canadian subsidiary has available a $150,000,000 one-year revolving agreement with an option to convert any outstanding amounts to a five-year term at maturity. The two one-year revolving credit agreements are extendable for up to one year upon approval of a majority of the banking consortium. U.S. dollar and Canadian dollar commercial paper totaling an equivalent US $96,476,000 at December 31, 2001 was outstanding and classified as nonrecourse debt. This outstanding debt is supported by a similar amount of credit facilities with major banks based on loan guarantees from the Canadian government. Depending on the credit facility, borrowings bear interest at prime or varying cost of fund options. Facility fees are due at varying rates on the commitments. The Company also had uncommitted lines of credit with banks at December 31, 2001 totaling an equivalent US $192,602,000 for a combination of U.S. dollar and Canadian dollar borrowings. At December 31, 2001, US $50,000,000 of the uncommitted lines was outstanding and classified as long-term debt based on the ability of the Company to replace this debt with borrowings under the existing long-term credit facilities. The Company has a shelf registration statement on file with the U.S. Securities and Exchange Commission that permits the offer and sale of up to $1 billion in debt and equity securities. No securities had been issued under this shelf registration as of December 31, 2001.

                    MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note F - Long-term Debt


December 31 (Thousands of dollars)                                       2001        2000
                                                                         ----        ----
Notes payable
  7.05% notes, due 2029, net of unamortized discount of $2,539
   at December 31, 2001                                             $ 247,461     247,369
  6.23% structured loan, due 2002-2005                                149,832     175,000
  Notes payable to bank, 2.30% to 2.90%,due 2002                       50,000           -
  Other, 6% to 8%, due 2002-2021                                        1,187       1,244
                                                                    ---------     -------
          Total notes payable                                         448,480     423,613
                                                                    ---------     -------
Nonrecourse debt of a subsidiary
  Guaranteed credit facilities with banks
     Commercial paper, 2.075% to 2.275%, $27,076 payable in
      Canadian dollars, supported by credit facility, due 2002-2008    96,476     110,633
  Loans payable to Canadian government interest free, payable in
   Canadian dollars, due 2002-2008                                     24,079      27,755
                                                                    ---------     -------
          Total nonrecourse debt of a subsidiary                      120,555     138,388
                                                                    ---------     -------
          Total debt including current maturities                     569,035     562,001
Current maturities                                                    (48,250)    (37,242)
                                                                    ---------     -------
          Total long-term debt                                      $ 520,785     524,759
                                                                    =========     =======

Maturities for the four years after 2002 are: $50,536,000 in 2003, $52,488,000 in 2004, $62,194,000 in 2005 and $65,879,000 in 2006.

Notes payable to bank due in 2002 have been classified as long-term debt since the borrowing is capable of being refinanced under an existing long-term credit facility.

With the support of a major bank consortium, the structured loan was borrowed by a Canadian subsidiary in December 2000 to replace temporary financing of the Beau Canada acquisition. The 6.23% fixed-rate loan is reduced in quarterly installments. Payment of interest under the loan has been guaranteed by the Company.

The nonrecourse guaranteed credit facilities were arranged to finance certain expenditures for the Hibernia oil field. Subject to certain conditions and limitations, the Canadian government has unconditionally guaranteed repayment of amounts drawn under the facilities to lenders having qualifying Participation Certificates. Additionally, payment is secured by a debenture that mortgages the Company's share of the Hibernia properties and the production therefrom. Recourse of the lenders is limited to the Canadian government's guarantee; the government's recourse to the Company is limited, subject to certain covenants, to Murphy's interest in the assets and operations of Hibernia. The Company has borrowed the maximum amount available under the Primary Guarantee Facility. Beginning in 2001, the amount guaranteed is reduced quarterly by the greater of 30% of Murphy's after-tax free cash flow from Hibernia or 1/32 of the original total guarantee. A guarantee fee of .5% is payable annually in arrears to the Canadian government.

The interest-free loans from the Canadian government were also used to finance expenditures for the Hibernia field. The outstanding balance is to be repaid in equal annual installments through 2008.

Note G - Provision for Reduction in Force

In 1999 the Company offered enhanced voluntary retirement benefits to eligible exploration, production and administrative employees in its New Orleans and Calgary offices and severed certain other employees at these locations. The voluntary retirements and severances reduced the Company's workforce by 31 employees, and a charge of $1,513,000 was recorded to income in 1999. The provision included additional defined benefit plan expense of $1,041,000 and severance and other costs of $472,000, the latter of which was essentially all paid during 1999.

                MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note H - Income Taxes

The components of income before income taxes and cumulative effect of accounting change for each of the three years ended December 31, 2001 and income tax expense (benefit) attributable thereto were as follows.


(Thousands of dollars)                            2001        2000        1999
                                                  ----        ----        ----
Income before income taxes and cumulative
  effect of accounting change
    United States                             $161,056     102,519      15,074
    Foreign                                    344,852     362,815     163,428
                                              --------     -------     -------
                                              $505,908     465,334     178,502
                                              ========     =======     =======
Income tax expense (benefit) before
  cumulative effect of accounting change

    Federal - Current/1/                      $ 30,153      19,215     (13,497)
              Deferred                          33,167       5,665       1,597
              Noncurrent                        (4,136)     (2,261)     16,366
                                              --------     -------     -------
                                                59,184      22,619       4,466
                                              --------     -------     -------
    State   - Current                            4,710       3,129       1,342
                                              --------     -------     -------
    Foreign - Current                           60,090      76,184      40,726
              Deferred/2/                       50,916      59,776      11,165
              Noncurrent                           105      (1,935)      1,096
                                              --------     -------     -------
                                               111,111     134,025      52,987
                                              --------     -------     -------
     Total                                    $175,005     159,773      58,795
                                              ========     =======     =======



/1/Net of benefit of $3,150 in 2000 for alternative minimum tax credits.
/2/Net of benefits of $5,540 in 2001 for a reduction in a provincial tax rate in Canada and $609 in 1999 for a reduction in the U.K. tax rate.

In 2001, income tax benefits attributable to employee stock option transactions of $1,685,000 were included in Capital in Excess of Par Value in the Consolidated Balance Sheet and income tax charges of $2,447,000 relating to derivatives were included in AOCL.

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


(Thousands of dollars)                            2001        2000        1999
                                                  ----        ----        ----
Income tax expense based on the
  U.S. statutory tax rate                     $177,068     162,867      62,475
Foreign income subject to foreign taxes
  at a rate different than the U.S.
  statutory rate                                 2,498      13,010       1,988
State income taxes                               3,062       2,034         872
Settlement of U.S. taxes                        (1,446)    (17,016)     (5,000)
Settlement of foreign taxes                     (1,915)          -           -
Reduction in provincial tax rate in Canada      (5,540)          -           -
Other, net                                       1,278      (1,122)     (1,540)
                                              --------     -------      ------
     Total                                    $175,005     159,773      58,795
                                              ========     =======      ======

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

An analysis of the Company's deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 showing the tax effects of significant temporary differences follows.

(Thousands of dollars)                                          2001       2000
                                                                ----       ----
Deferred tax assets
     Property and leasehold costs                          $  72,390     70,570
     Liabilities for dismantlements and major repairs         68,755     63,754
     Postretirement and other employee benefits               29,345     27,950
     Foreign tax operating losses                             26,844     27,888
     Other deferred tax assets                                22,029     26,681
                                                           ---------    -------
        Total gross deferred tax assets                      219,363    216,843
     Less valuation allowance                                (67,745)   (60,958)
                                                           ---------   --------
        Net deferred tax assets                              151,618    155,885
                                                           ---------   --------
Deferred tax liabilities
     Property, plant and equipment                           (53,494)   (45,860)
     Accumulated depreciation, depletion and amortization   (343,925)  (285,444)
     Other deferred tax liabilities                          (37,290)   (28,633)
                                                           ---------   --------
        Total gross deferred tax liabilities                (434,709)  (359,937)
                                                           ---------   --------
        Net deferred tax liabilities                       $(283,091)  (204,052)
                                                           =========   ========

At December 31, 2001, the Company had tax losses and other carryforwards of $98,231,000 associated with its operations in Ecuador. The losses, available only to Ecuador operations, have a carryforward period of no more than five years, with certain losses limited to 25% of each year's taxable income. These losses expire in 2002 to 2007.

In management's judgment, the net deferred tax assets in the preceding table will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies. The valuation allowance for deferred tax assets relates primarily to tax assets arising in foreign tax jurisdictions, and in the judgment of management, these tax assets are not likely to be realized. The valuation allowance increased $6,787,000 and $3,570,000 in 2001 and 2000, respectively; the change in each year primarily offset the change in certain deferred tax assets. Any subsequent reductions of the valuation allowance will be reported as reductions of tax expense assuming no offsetting change in the deferred tax asset.

The Company has not recorded a deferred tax liability of $29,463,000 related to undistributed earnings of certain foreign subsidiaries at December 31, 2001 because the earnings are considered permanently invested.

Tax returns are subject to audit by various taxing authorities. In 2001, 2000 and 1999, the Company recorded benefits to income of $3,361,000, $25,618,000 and $5,000,000, respectively, from settlements of U.S. and foreign tax issues primarily related to prior years. Although the Company believes that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolution of outstanding matters.

Note I - Incentive Plans

The Company's 1992 Stock Incentive Plan (the Plan) authorized the Executive Compensation and Nominating Committee (the Committee) to make annual grants of the Company's Common Stock to executives and other key employees as follows: (1) stock options (nonqualified or incentive), (2) stock appreciation rights (SAR), and/or (3) restricted stock. Annual grants may not exceed 1% (.5% prior to 2000) of shares outstanding at the end of the preceding year; allowed shares not granted may be granted in future years. The Company uses APB Opinion No. 25 to account for stock-based compensation, accruing costs of restricted stock and any stock options deemed to be variable in nature over the vesting/performance periods and adjusting costs for changes in fair market value of Common Stock. Compensation cost charged against income for stock-based plans was $1,892,000 in 2001, $7,914,000 in 2000 and $13,161,000 in 1999. Outstanding awards were not significantly modified in the last three years.

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



(Thousands of dollars except per share data)           2001         2000        1999
                                                       ----         ----        ----
Net income           - As reported                 $330,903      296,828     119,707
                       Pro forma                    324,358      299,031     124,543
Net income per share - As reported, basic          $   7.32         6.59        2.66
                       Pro forma, basic                7.17         6.64        2.77
                       As reported, diluted            7.26         6.56        2.66
                       Pro forma, diluted              7.12         6.61        2.76

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

The pro forma net income calculations in the preceding table reflect the following fair values of options granted in 2001, 2000 and 1999; fair values of options have been estimated by using the Black-Scholes pricing model and the assumptions as shown.

                                                          2001        2000       1999
                                                          ----        ----       ----
Fair value per share at grant date                     $ 14.40     $ 15.00     $ 7.76
Assumptions
     Dividend yield                                       2.84%       2.91%      2.87%
     Expected volatility                                 26.34%      26.06%     24.21%
     Risk-free interest rate                              4.93%       6.76%      4.77%
     Expected life                                       5 yrs.      5 yrs.     5 yrs.

Changes in options outstanding, including shares issued under a prior plan, were as follows.


                                                                      Average
                                                     Number          Exercise
                                                   of Shares            Price
                                                   ---------         --------
Outstanding at December 31, 1998                   1,053,249          $ 48.73
Granted at FMV                                       325,500            35.69
Exercised                                           (109,130)           39.57
Forfeited                                            (15,250)           45.27
                                                   ---------
     Outstanding at December 31, 1999              1,254,369            46.19
Granted at FMV                                       396,000            56.97
Exercised                                           (192,549)           43.63
Forfeited                                             (5,250)           49.75
                                                   ---------
     Outstanding at December 31, 2000              1,452,570            49.45
Granted at FMV                                       518,000            61.66
Exercised                                           (261,200)           47.28
                                                   ---------
     Outstanding at December 31, 2001              1,709,370            53.48
                                                   =========

Exercisable at December 31, 1999                     441,119          $ 45.36
Exercisable at December 31, 2000                     590,820            51.80
Exercisable at December 31, 2001                     635,120            49.13

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information about stock options outstanding at December 31, 2001 is shown below.

                                     Options Outstanding                    Options Exercisable
                             -------------------------------------        ---------------------
Range of Exercise             No. of        Avg. Life         Avg.         No. of          Avg.
Prices Per Share             Options         in Years        Price        Options         Price
----------------             -------         --------        -----        -------         -----
$34.56 to $42.25             352,370              6.0      $ 36.74        192,120       $ 37.61
$49.75 to $56.97             717,000              7.0        54.19        321,000         50.76
$60.45 to $65.49             640,000              8.3        61.91        122,000         62.97
                           ---------                                      -------
                           1,709,370              7.3        53.48        635,120         49.13
                           =========                                      =======

SAR - SAR may be granted in conjunction with or independent of stock options; the Committee determines when SAR may be exercised and the price. No SAR have been granted.

RESTRICTED STOCK - Shares of restricted stock were granted under the Plan in certain years. Each grant will vest if the Company achieves specific financial objectives at the end of a five-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met. During the performance period, a grantee receives dividends and may vote these shares, but shares are subject to transfer restrictions and are all or partially forfeited if a grantee terminates. The Company may reimburse a grantee up to 50% of the award value for personal income tax liability on stock awarded. On December 31, 2000, approximately 50% of eligible shares granted in 1996 were awarded, and the remaining shares were forfeited based on financial objectives achieved. Changes in restricted stock outstanding were as follows.

(Number of shares)                        2001        2000        1999
                                          ----        ----        ----
Balance at beginning of year            58,333      83,364      83,364
Awarded                                      -     (12,077)          -
Forfeited                                 (750)    (12,954)          -
                                        ------      ------     -------
    Balance at end of year              57,583      58,333      83,364
                                        ======      ======      ======

CASH AWARDS - The Committee also administers the Company's incentive compensation plans, which provide for annual or periodic cash awards to officers, directors and key employees if the Company achieves specific financial objectives. Compensation expense of $11,816,000, $6,970,000 and $5,301,000 was recorded in 2001, 2000 and 1999, respectively, for these plans.

EMPLOYEE STOCK PURCHASE PLAN (ESPP) - The Company has an ESPP under which 150,000 shares of the Company's Common Stock could be purchased by eligible U.S. and Canadian employees. Each quarter, an eligible employee may elect to withhold up to 10% of his or her salary to purchase shares of the Company's stock at a price equal to 90% of the fair value of the stock as of the first day of the quarter. The ESPP will terminate on the earlier of the date that employees have purchased all 150,000 shares or June 30, 2007. Employee stock purchases under the ESPP were 16,828 shares at an average price of $60.71 per share in 2001, 13,675 shares at $51.08 in 2000 and 20,487 shares at $37.56 in 1999. At December 31, 2001, 83,369 shares remained available for sale under the ESPP. Compensation costs related to the ESPP were immaterial.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note J - Employee and Retiree Benefit Plans

PENSION AND POSTRETIREMENT PLANS - The Company has defined benefit pension plans that are principally noncontributory and cover most full-time employees. All pension plans are funded except for the U.S. and Canadian nonqualified supplemental plans and the U.S. directors' plan. All U.S. tax qualified plans meet the funding requirements of federal laws and regulations. The Company also sponsors health care and life insurance benefit plans, which are not funded, that cover most retired U.S. employees. The health care benefits are contributory; the life insurance benefits are noncontributory.

The tables that follow provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 2001 and 2000 and a statement of the funded status as of December 31, 2001 and 2000.

                                                                     Pension            Postretirement
                                                                     Benefits              Benefits
                                                              --------------------    ------------------
(Thousands of dollars)                                           2001       2000        2001       2000
                                                              --------     -------    -------    -------
Change in benefit obligation
Obligation at January 1                                       $247,718     240,630     38,454     34,350
Service cost                                                     5,757       5,461        935        753
Interest cost                                                   17,370      17,010      3,009      2,699
Plan amendments                                                      -       3,501          -          -
Participant contributions                                           71           -        551        566
Actuarial loss                                                   8,811       1,203      4,311      3,219
Settlements                                                     (1,660)     (2,257)         -          -
Exchange rate changes                                           (1,773)     (3,461)         -          -
Benefits paid                                                  (15,112)    (14,369)    (3,925)    (3,133)
                                                              --------     -------    -------    -------
  Obligation at December 31                                    261,182     247,718     43,335     38,454
                                                              --------     -------    -------    -------
Change in plan assets
Fair value of plan assets at January 1                         300,203     304,474          -          -
Actual return on plan assets                                   (25,379)     15,393          -          -
Employer contributions                                           1,089         687      3,374      2,567
Participant contributions                                           71           -        551        566
Settlements                                                     (1,924)     (2,271)         -          -
Exchange rate changes                                           (2,076)     (3,711)         -          -
Benefits paid                                                  (15,112)    (14,369)    (3,925)    (3,133)
                                                              --------     -------    -------    -------
  Fair value of plan assets at December 31                     256,872     300,203          -          -
                                                              --------     -------    -------    -------
Reconciliation of funded status
Funded status at December 31                                    (4,310)     52,485    (43,335)   (38,454)
Unrecognized actuarial (gain) loss                              35,809     (22,440)    10,505      6,594
Unrecognized transition asset                                   (9,091)    (13,047)         -          -
Unrecognized prior service cost                                  6,956       7,806          -          -
                                                              --------     -------    -------    -------
  Net plan asset (liability) recognized                       $ 29,364      24,804    (32,830)   (31,860)
                                                              ========     =======    =======    =======
Amounts recognized in the Consolidated
  Balance Sheets at December 31
Prepaid benefit asset                                         $ 45,454      40,152          -          -
Accrued benefit liability                                      (17,310)    (17,051)   (32,830)   (31,860)
Intangible asset                                                 1,220       1,703          -          -
                                                              --------     -------    -------    -------
  Net plan asset (liability) recognized                       $ 29,364      24,804    (32,830)   (31,860)
                                                              ========     =======    =======    =======

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


At December 31, 2001 and 2000, accumulated benefit obligations for nonqualified and directors' retirement plans that are not funded were $10,541,000 and $10,060,000, respectively. Due to declines in the market value of plan assets during the year, certain funded retirement plans had accumulated benefit obligations in excess of plan assets at year-end 2001; these plans had obligations of $55,794,000 and assets of $54,223,000. At December 31, 2001 and 2000, the accumulated benefit obligations for the Company's postretirement benefit plans, which are not funded, amounted to $43,335,000 and $38,454,000, respectively.

The table that follows provides the components of net periodic benefit expense (credit) for each of the three years ended December 31, 2001.

                                                       Pension Benefits           Postretirement  Benefits
                                                -----------------------------     -------------------------
(Thousands of dollars)                           2001         2000       1999     2001      2000      1999
                                                ------        ----      -----     ----      ----      -----
Service cost                                    $  5,757      5,461      5,791      935       753       712
Interest cost                                     17,370     17,010     15,516    3,009     2,699     2,366
Expected return on plan assets                   (24,123)   (24,412)   (23,105)       -         -         -
Amortization of prior service cost                   782        791        622        -         -         -
Amortization of transitional asset                (2,552)    (2,585)    (2,204)       -         -         -
Recognized actuarial (gain) loss                    (181)      (395)      (766)     400       234       203
                                                --------    -------    -------    -----     -----     -----
                                                  (2,947)    (4,130)    (4,146)   4,344     3,686     3,281
Settlement gain                                     (901)    (1,824)         -        -         -         -
Special early retirement benefits                      -          -      1,041        -         -         -
                                                --------    -------    -------    -----     -----     -----
  Net periodic benefit
    expense (credit)                            $ (3,848)    (5,954)    (3,105)   4,344     3,686     3,281
                                                ========    =======    =======    =====     =====     =====

Settlement gains in 2001 related to employee reductions from the sale of Canadian pipeline and trucking assets, while 2000 gains were due to voluntary conversion of certain Canadian employees' retirement coverage from the defined benefit pension plan to a defined contribution plan.

The preceding tables include the following amounts related to foreign benefit plans.

                                                                     Pension               Postretirement
                                                                     Benefits                 Benefits
                                                             ------------------------     ----------------
(Thousands of dollars)                                         2001             2000      2001        2000
                                                             ---------        -------     ----        ----
Benefit obligation at December 31                            $ 49,010         49,608        -           -
Fair value of plan assets at December 31                       46,709         55,473        -           -
Net plan asset (liability) recognized                              73           (876)       -           -
Net periodic benefit credit                                      (704)        (1,960)       -           -


The following table provides the weighted-average assumptions used in the measurement of the Company's benefit obligations at December 31, 2001 and 2000.

                                                                     Pension               Postretirement
                                                                     Benefits                 Benefits
                                                             ------------------------     ----------------
                                                               2001             2000      2001        2000
                                                             ---------        -------     ----        ----
Discount rate                                                    7.00%          7.25%    7.25%       7.50%
Expected return on plan assets                                   8.30%          8.33%       -           -
Rate of compensation increase                                    4.59%          4.63%       -           -

Discount rates are adjusted as necessary, generally based on changes in AA-rated corporate bond rates. Expected plan asset returns are based on long-term expectations for asset portfolios with similar investment mix characteristics. Expected compensation increases are based on historical averages for the Company.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


For purposes of measuring postretirement benefit obligations at December 31, 2001, the future annual rates of increase in the cost of health care were assumed to be 7.5% for 2002 decreasing .5% per year to an ultimate rate of 5.0% in 2007 and thereafter.

Assumed health care cost trend rates have a significant effect on the expense and obligation reported for the postretirement benefit plan. A 1% change in assumed health care cost trend rates would have the following effects.


(Thousands of dollars)                                     1% Increase     1% Decrease
                                                           -----------     -----------
Effect on total service and interest cost components of
 net periodic postretirement benefit expense for the
 year ended December 31, 2001                                  $  257           (240)
Effect on the health care component of the accumulated
 postretirement benefit obligation at December 31, 2001         2,280         (2,184)

THRIFT PLANS - Most employees of the Company may participate in thrift or savings plans by allotting up to a specified percentage of their base pay. The Company matches contributions at a stated percentage of each employee's allotment based on years of participation in the plans. A U.K. savings plan allows eligible employees to allot a portion of their base pay to purchase Company Common Stock at market value. Such employee allotments are matched by the Company. Common Stock issued from the Company's treasury under this savings plan was 8,068 shares in 2001 and 3,180 shares in 2000. Amounts charged to expense for these plans were $4,061,000 in 2001, $3,699,000 in 2000 and $2,523,000 in 1999.

Note K - Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS - Murphy utilizes derivative instruments on a limited basis to manage certain risks related to interest rates, commodity prices, and foreign currency exchange rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company's senior management. The Company does not hold any derivatives for trading purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges.

.. Interest Rate Risks - Murphy has variable-rate debt obligations that expose the Company to the effects of changes in interest rates. To limit its exposure to interest rate risk, Murphy has interest rate swap agreements with notional amounts totaling $100,000,000 to hedge fluctuations in cash flows of a similar amount of variable rate debt. The swaps mature in 2002 and 2004. Under the interest rate swaps, the Company pays fixed rates averaging 6.46% over their composite lives and receives variable rates which averaged 2.28% at December 31, 2001. The variable rate received by the Company under each contract is repriced quarterly. The Company has a risk management control system to monitor interest rate cash flow risk attributable to the Company's outstanding and forecasted debt obligations as well as the offsetting interest rate swaps. The control system involves using analytical techniques, including cash flow sensitivity analysis, to estimate the impact of interest rate changes on future cash flows.

   The fair value of the effective portions of the interest rate swaps and changes thereto is deferred in Accumulated Other Comprehensive Loss (AOCL) and is subsequently reclassified into Interest Expense as a rate adjustment in the periods in which the hedged interest payments on the variable-rate debt affect earnings. For the year ended December 31, 2001, the income effect from cash flow hedging ineffectiveness was insignificant.

   The fair value of the interest rate swaps are estimated using projected Federal funds rates, Canadian overnight funding rates and LIBOR forward curve rates obtained from published indices and counterparties. The estimated fair value approximates the values based on quotes from each of the counterparties.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

.. Natural Gas Fuel Price Risks - The Company purchases natural gas as fuel at its Meraux, Louisiana refinery. The cost of natural gas is subject to commodity price risk. Murphy has reduced the effect of changes in the price of natural gas used for fuel at Meraux by entering into natural gas swap contracts with a notional volume of 7.7 million British Thermal Units (MMBTU) to hedge fluctuations in cash flows resulting from such risk during 2004 and 2005.

   Under the natural gas swaps, the Company pays a fixed rate averaging $2.68 per MMBTU and receives a floating rate in each month of settlement based on the average NYMEX price for the final three trading days of the month. Murphy has a risk management control system to monitor natural gas price risk attributable both to forecasted natural gas fuel requirements and to Murphy's natural gas swaps. The control system involves using analytical techniques, including various correlations of natural gas purchase prices to futures prices, to estimate the impact of changes in natural gas fuel prices on Murphy's cash flows.

   The fair value of the effective portions of the natural gas swaps and changes thereto is deferred in AOCL and is subsequently reclassified into Crude Oil, Products and Related Operating Expenses in the periods in which the hedged natural gas fuel purchases affect earnings. For the year ended December 31, 2001, the income effect from cash flow hedging ineffectiveness was insignificant.

.. Natural Gas Sales Price Risks - The sales price of natural gas produced by the Company is subject to commodity price risk. Murphy has minimized the effect of changes in the selling price of a portion of its U.S. natural gas production through March 2002 by entering into natural gas swap contracts to hedge cash flow fluctuations resulting from such risk. The natural gas swaps are for a notional volume averaging approximately 32,000 MMBTU per day in the first quarter of 2002 and require Murphy to pay the average NYMEX price for the final trading day of each month and receive a price ranging from $2.54 to $2.94 per MMBTU. Murphy has a risk management control system to monitor natural gas price risk attributable both to forecasted natural gas sales prices and to Murphy's hedging instruments. The control system involves using analytical techniques, including various correlations of natural gas sales prices to futures prices, to estimate the impact of changes in natural gas prices on Murphy's cash flows from the sale of natural gas.

   The natural gas price risk pertaining to a portion of gas sales from properties Murphy acquired from Beau Canada in 2000 was limited by natural gas swap agreements that expired in October 2001 that were obtained in the acquisition. These agreements hedged fluctuations in cash flows resulting from such risk. Certain swaps required Murphy to pay a floating price and receive a fixed price and were partially offset by swaps on a lesser volume that require Murphy to pay a fixed price and receive a floating price. The fair value of these swaps was recorded as a net liability upon the acquisition of Beau Canada and adjusted on January 1, 2001 upon transition to SFAS 133. Net payments by the Company were recorded as a reduction of the associated liability, with any differences recorded as an adjustment of natural gas revenue.

   The fair values of the effective portions of the natural gas swaps and changes thereto are deferred in AOCL and are subsequently reclassified into Crude Oil and Natural Gas Sales in the periods in which the hedged natural gas sales affect earnings. For the year ended December 31, 2001, Murphy's earnings were not significantly impacted from cash flow hedging ineffectiveness arising from the natural gas swaps in the United States and western Canada.

   The fair value of the natural gas fuel swaps and the natural gas sales swaps are both based on the average fixed price of the swaps and the published NYMEX futures price or natural gas price quotes from counterparties.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

.. Crude Oil Purchase Price Risks - Each month, the Company purchases crude oil as the primary feedstock for its U.S. refineries. Prior to April 2000, the Company was a party to crude oil swap agreements that limited the exposure of its U.S. refineries to the risks of fluctuations in cash flows resulting from changes in the prices of crude oil purchased in 2001 and 2002. Under each swap, Murphy would have paid a fixed crude oil price and would have received a floating price during the agreement's contractual maturity period. In April 2000, the Company settled certain of the swaps by receiving $5,806,000 in cash and entered into offsetting contracts for the remaining swap agreements, locking in an additional future net gain of $1,929,000. The fair values of these settlement gains were recorded in AOCL as part of the transition adjustment and are recognized as a reduction of costs of crude oil purchases in the period the forecasted transaction occurs. During 2001, pretax gains of $1,957,000 were reclassified from AOCL into earnings. Approximately $5,778,000 of gains will be reclassified from AOCL into earnings during 2002.

   The fair value of the offsetting crude oil swap contracts is based on the fixed swap price and the NYMEX crude oil futures price.

The Company expects to reclassify approximately $2,300,000 in after-tax gains from AOCL into earnings during the next 12 months as the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by December 2005.

FAIR VALUE - The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2001 and 2000. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, trade accounts receivable, investments and noncurrent receivables, trade accounts payable, and accrued expenses, all of which had fair values approximating carrying amounts. The fair value of current and long-term debt is estimated based on current rates offered the Company for debt of the same maturities. The company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

                                                  2001                     2000
                                        ----------------------    --------------------
                                         Carrying       Fair      Carrying       Fair
(Thousands of dollars)                    Amount       Value       Amount       Value
                                        --------     ---------    --------    --------
Financial assets (liabilities):
  Crude oil swaps                      $   1,914        1,914            -       1,793
  Natural gas fuel swaps                   4,309        4,309            -       6,196
  Natural gas sales swaps                    842          842      (12,615)    (17,905)
  Interest rate swaps                     (4,269)      (4,269)           -      (1,956)
  Current and long-term debt            (569,035)    (542,115)    (562,001)   (526,891)

The carrying amounts of crude oil swaps, natural gas swaps and interest rate swaps in the preceding table are included in Deferred Charges and Other Assets or Other Accrued Liabilities. Current and long-term debt are included in the Consolidated Balance Sheets under Current Maturities of Long-Term Debt, Notes Payable and Nonrecourse Debt of a Subsidiary.

CREDIT RISKS - The Company's primary credit risks are associated with trade accounts receivable, cash equivalents and derivative instruments. Trade receivables arise mainly from sales of crude oil, natural gas and petroleum products to a large number of customers in the United States, Canada and the United Kingdom. The credit history and financial condition of potential customers are reviewed before credit is extended, security is obtained when deemed appropriate based on a potential customer's financial condition, and routine follow-up evaluations are made. The combination of these evaluations and the large number of customers tends to limit the risk of credit concentration to an acceptable level. Cash equivalents are placed with several major financial institutions, which limits the Company's exposure to credit risk. The Company controls credit risk on derivatives through credit approvals and monitoring procedures and believes that such risks are minimal because counterparties to the majority of transactions are major financial institutions.

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

Note M - Earnings per Share

The following table reconciles the weighted-average shares outstanding for computation of basic and diluted income per Common share for each of the three years ended December 31, 2001. No difference existed between net income used in computing basic and diluted income per Common share for these years.

(Weighted-average shares outstanding)          2001           2000           1999
                                               ----           ----           ----
Basic method                             45,221,472     45,031,665     44,970,457
Dilutive stock options                      369,527        208,041         59,768
                                         ----------     ----------     ----------
  Diluted method                         45,590,999     45,239,706     45,030,225
                                         ==========     ==========     ==========

The computations of diluted earnings per share in the Consolidated Statements of Income did not consider outstanding options of 147,000 shares at year-end 2000 and 684,750 shares at year-end 1999 because the effects of these options would have improved the Company's earnings per share. Average exercise prices per share of the options not used were $62.97 and $53.34, respectively. There were no antidilutive options for the year ending 2001.

Note N - Other Financial Information

INVENTORIES - Inventories accounted for under the LIFO method totaled $90,464,000 and $85,968,000 at December 31, 2001 and 2000, respectively, and were $51,054,000 and $123,963,000 less than such inventories would have been valued using the FIFO method.

ACCUMULATED OTHER COMPREHENSIVE LOSS - At December 31, 2001 and 2000, the components of Accumulated Other Comprehensive Loss were as follows.


(Thousands of dollars)                                           2001        2000
                                                                 ----        ----

Foreign currency translation loss, net                       $(87,862)    (38,266)
Cash flow hedge gains, net                                      4,553           -
                                                             --------     -------
  Balance at end of year                                     $(83,309)    (38,266)
                                                             ========     =======

At December 31, 2001, components of the net foreign currency translation loss of $87,862,000 were gains (losses) of $8,017,000 for pounds sterling, $(96,036,000)
for Canadian dollars and $157,000 for other currencies. Comparability of net income was not significantly affected by exchange rate fluctuations in 2001, 2000 and 1999. Net gains (losses) from foreign currency transactions included in the Consolidated Statements of Income were $1,406,000 in 2001, $252,000 in 2000 and $(847,000) in 1999.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CASH FLOW DISCLOSURES - In association with the Beau Canada acquisition, the Company assumed debt of $124,227,000, a nonmonetary transaction excluded from both financing and investing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2000. Cash income taxes paid (refunded) were $135,734,000, $53,583,000 and $(5,343,000) in 2001, 2000 and 1999,
respectively. Interest paid, net of amounts capitalized, was $12,945,000, $15,185,000 and $17,140,000 in 2001, 2000 and 1999, respectively.

Noncash operating working capital (increased) decreased for each of the three years ended December 31, 2001 as follows.

(Thousands of dollars)                             2001       2000       1999
                                                   ----       ----       ----
Accounts receivable                           $ 207,594    (95,675)  (123,566)
Inventories                                      (8,393)   (12,197)   (21,866)
Prepaid expenses                                (37,113)     5,794      4,147
Deferred income tax assets                        6,139     (4,196)    (8,600)
Accounts payable and accrued liabilities       (176,213)   142,228     99,382
Current income tax liabilities                  (19,965)    30,048     15,344
                                              ---------    -------   --------
  Net (increase) decrease in noncash
    operating working capital excluding
      acquisition of Beau Canada              $ (27,951)    66,002    (35,159)
                                              =========    =======   ========

Note O - Commitments

The Company leases land, gasoline stations and other facilities under operating leases. During the next five years, future minimum rental commitments under noncancellable operating leases decline gradually from $17,600,000 in 2002 to $15,800,000 in 2006. Rental expense for noncancellable operating leases, including contingent payments when applicable, was $23,859,000 in 2001, $17,425,000 in 2000 and $9,800,000 in 1999. Commitments for capital expenditures were approximately $506,000,000 at December 31, 2001, including $206,000,000 related to clean fuels and crude throughput expansion projects at the Meraux refinery and $94,000,000 related to development of the Company's Medusa field in the Gulf of Mexico.

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

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ENVIRONMENTAL MATTERS AND LEGAL MATTERS - In addition to being subject to numerous laws and regulations intended to protect the environment and/or impose remedial obligations, the Company is also involved in personal injury and property damage claims, allegedly caused by exposure to or by the release or disposal of materials manufactured or used in the Company's operations. The Company operates or has previously operated certain sites and facilities, including refineries, oil and gas fields, service stations, and terminals, for which known or potential obligations for environmental remediation exist.

The Company's liability for remedial obligations includes certain amounts that are based on anticipated regulatory approval for proposed remediation of former refinery waste sites. If regulatory authorities require more costly alternatives than the proposed processes, future expenditures could exceed the accrued liability by up to an estimated $3 million.

The Company has received notices from the U.S. Environmental Protection Agency
(EPA) that it is currently considered a Potentially Responsible Party (PRP) at three Superfund sites and has also been assigned responsibility by defendants at another Superfund site. The potential total cost to all parties to perform necessary remedial work at these sites may be substantial. Based on currently available information, the Company believes that it is a "de minimus" party as to ultimate responsibility at the four sites. The Company has not recorded a liability for remedial costs on Superfund sites. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs; additionally, the Company could be assigned additional responsibility for remediation at these or other Superfund sites.

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. The Company does not expect that future costs for these matters will have a material adverse effect on its financial condition.

In June 2000, the U.S. Government filed a lawsuit against Murphy Oil USA, Inc., the Company's wholly-owned subsidiary, in federal court in Madison, Wisconsin, alleging violations of environmental laws at the Company's Superior, Wisconsin refinery. The lawsuit was divided into liability and damage phases, and on August 1, 2001, the court ruled against the Company in the liability phase of the trial. Subsequent to the court ruling, the Company and the U.S. Government reached a tentative agreement that was filed with the federal court in January 2002. The settlement is subject to approval by the court following a 30-day public comment period that expires March 7, 2002. According to the tentative settlement agreement, the Company is to pay a civil penalty of $5.5 million and implement other environmental projects to resolve Clean Air Act violations. The Company has recorded a liability of $5.5 million to cover the penalty. Although the settlement is tentative and no assurance can be given, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial condition.

Murphy and its subsidiaries are engaged in a number of other legal proceedings, all of which Murphy considers routine and incidental to its business and none of which is expected to have a material adverse effect on the Company's financial condition. The ultimate resolution of environmental and legal matters referred to in this note could have a material adverse effect on the Company's earnings in a future period.

OTHER MATTERS - In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At December 31, 2001, the Company had contingent liabilities of $33,789,000 under certain financial guarantees and $35,578,000 on outstanding letters of credit. The Company believes that the likelihood of having the guarantees or letters of credit drawn are remote.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note Q - Common Stock Issued and Outstanding

Activity in the number of shares of Common Stock issued and outstanding for the three years ended December 31, 2001 is shown below.

(Number of shares outstanding)                         2001           2000           1999
                                                       ----           ----           ----
At beginning of year                             45,045,545     44,997,995     44,950,476
Stock options exercised                             261,200         43,678         26,953
Employee stock purchase plans                        24,896         16,855         20,487
Restricted stock forfeitures                           (750)       (12,954)             -
All other                                               189            (29)            79
                                                 ----------     ----------     ----------
  At end of year                                 45,331,080     45,045,545     44,997,995
                                                 ==========     ==========     ==========

Note R - Business Segments

Murphy's reportable segments are organized into two major types of business activities, each subdivided into geographic areas of operations. The Company's exploration and production activity is subdivided into segments for the United States, Canada, the United Kingdom, Ecuador, Malaysia and all other countries; each of these segments derives revenues primarily from the sale of crude oil and natural gas. The refining and marketing segments in the United States and the United Kingdom derive revenues mainly from the sale of petroleum products; the Canadian segment derived revenues primarily from the transportation and trading of crude oil. The Company sold its Canadian pipeline and trucking assets in May 2001. The Company's management evaluates segment performance based on income from operations, excluding interest income and interest expense. Intersegment transfers of crude oil, natural gas and petroleum products are at market prices and intersegment services are recorded at cost.

Information about business segments and geographic operations is reported in the following tables. Excise taxes on petroleum products of $1,005,018,000, $1,052,760,000 and $898,917,000 for the years 2001, 2000 and 1999, respectively, were excluded from revenues and costs and expenses. For geographic purposes, revenues are attributed to the country in which the sale occurs. The Company had no single customer from which it derived more than 10% of its revenues. Murphy's equity method investments are in companies that transport crude oil and petroleum products. Corporate and other activities, including interest income, miscellaneous gains and losses, interest expense and unallocated overhead, are shown in the tables to reconcile the business segments to consolidated totals. As used in the table on page F-26, Certain Long-Lived Assets at December 31 exclude investments, noncurrent receivables, deferred tax assets and intangible assets.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Segment Information                                                    Exploration and Production
                                                     --------------------------------------------------------------------
(Millions of dollars)                                  U.S.    Canada       U.K.   Ecuador    Malaysia   Other      Total
                                                       ----    ------       ----   -------    --------   -----      -----
Year ended December 31, 2001
Segment income (loss)                                $ 57.8      85.5      78.6       11.5       (36.1)   (7.3)     190.0
Revenues from external customers                      185.6     417.6     194.2       33.4           -     2.2      833.0
Intersegment revenues                                  54.7      30.1         -          -           -       -       84.8
Interest income                                           -         -         -          -           -       -          -
Interest expense, net of capitalization                   -         -         -          -           -       -          -
Income of equity companies                                -         -         -          -           -       -          -
Income tax expense (benefit)                           30.7      51.6      44.3          -           -    (1.0)     125.6
Significant noncash charges (credits)
  Depreciation, depletion, amortization                40.3      99.0      37.2        6.4          .5      .3      183.7
  Amortization of goodwill                                -       3.1         -          -           -       -        3.1
  Impairment of properties                              8.9         -         -          -           -       -        8.9
  Provisions for major repairs                            -       3.3         -          -           -       -        3.3
  Amortization of undeveloped leases                    9.5      13.6         -          -           -       -       23.1
  Deferred and noncurrent income taxes                 27.0      53.2      (3.3)         -           -      .5       77.4
Additions to property, plant, equipment               226.2     287.0      17.9        9.0         9.6       -      549.7
Total assets at year-end                              582.1   1,255.8     213.5       69.9        22.2     7.5    2,151.0
-------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
Segment income (loss) before cumulative
  effect of accounting change                        $ 50.3     108.1      90.2       21.1       (10.7)   (6.3)     252.7
Revenues from external customers                      205.6     278.6     211.5       51.5           -     2.2      749.4
Intersegment revenues                                  73.4     106.3      11.6          -           -       -      191.3
Interest income                                           -         -         -          -           -       -          -
Interest expense, net of capitalization                   -         -         -          -           -       -          -
Income of equity companies                                -         -         -          -           -       -          -
Income tax expense (benefit)                           27.1      66.3      56.2          -           -       -      149.6
Significant noncash charges (credits)
  Depreciation, depletion, amortization                50.2      70.0      41.7        6.8          .4      .1      169.2
  Impairment of properties                             21.0       6.9         -          -           -       -       27.9
  Provisions for major repairs                            -       3.3         -          -           -       -        3.3
  Amortization of undeveloped leases                    7.7       6.4         -          -           -       -       14.1
  Deferred and noncurrent income taxes                 (5.1)     55.6      (1.5)         -           -     1.0       50.0
Additions to property, plant, equipment                69.9     425.5      24.6       12.3         8.1      .8      541.2
Total assets at year-end                              413.6   1,131.1     261.7       79.8         9.3     7.1    1,902.6
-------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
Segment income (loss)                                $ 35.3      47.0      37.2       22.6        (1.6)   (6.1)     134.4
Revenues from external customers                      155.8     164.2     119.0       39.0           -     2.0      480.0
Intersegment revenues                                  50.6      58.7      23.4          -           -       -      132.7
Interest income                                           -         -         -          -           -       -          -
Interest expense, net of capitalization                   -         -         -          -           -       -          -
Income of equity companies                                -         -         -          -           -       -          -
Income tax expense (benefit)                           10.3      24.8      24.5          -           -      .5       60.1
Significant noncash charges (credits)
  Depreciation, depletion, amortization                65.1      50.9      42.8        8.0          .1       -      166.9
  Provisions for major repairs                            -       2.5         -          -           -       -        2.5
  Amortization of undeveloped leases                    7.0       4.0         -          -           -       -       11.0
  Deferred and noncurrent income taxes                 12.6      21.3      (3.8)         -           -     1.3       31.4
Additions to property, plant, equipment                60.7     143.0      25.6        7.1         1.1    (1.2)     236.3
Total assets at year-end                              391.0     737.9     299.4       60.0         1.3     8.2    1,497.8
-------------------------------------------------------------------------------------------------------------------------


Geographic Information                                            Certain Long-Lived Assets at December 31
                                                       ------------------------------------------------------------------
(Millions of dollars)                                  U.S.    Canada      U.K.     Ecuador    Malaysia  Other      Total
                                                       ----    ------      ----     -------    --------  -----      -----
2001                                               $1,058.8   1,117.5     272.3        61.6        17.7    5.7    2,533.6
2000                                                  764.8   1,063.2     297.1        59.0         8.7    5.9    2,198.7
1999                                                  687.0     724.4     331.6        53.5         1.0    6.7    1,804.2

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Information (Continued)                              Refining and Marketing
                                                      -------------------------------------     Corp. &   Consoli-
(Millions of dollars)                                 U.S.      U.K.      Canada      Total       Other      dated
                                                      ----      ----      ------      -----     -------      -----
Year ended December 31, 2001
Segment income (loss)                            $    64.7      14.1        74.9      153.7       (12.8)     330.9
Revenues from external customers                   2,952.4     374.6       306.8    3,633.8        11.7    4,478.5
Intersegment revenues                                    -         -          .2          -           -       85.0
Interest income                                          -         -           -          -        11.6       11.6
Interest expense, net of capitalization                  -         -           -          -        19.0       19.0
Income of equity companies                              .9         -           -         .9           -         .9
Income tax expense (benefit)                          41.5       5.0        29.7       76.2       (26.8)     175.0
Significant noncash charges (credits)
  Depreciation, depletion, amortization               36.0       6.1          .9       43.0         2.5      229.2
  Amortization of goodwill                               -         -           -          -           -        3.1
  Impairment of properties                             1.6         -           -        1.6           -       10.5
  Provisions for major repairs                        15.7       1.9           -       17.6          .1       21.0
  Amortization of undeveloped leases                     -         -           -          -           -       23.1
  Deferred and noncurrent income taxes                 3.9       2.5        (1.4)        5.0       (2.3)      80.1
Additions to property, plant, equipment              162.8      12.4           -      175.2         5.8      730.7
Total assets at year-end                             734.4     184.4           -      918.8       189.3    3,259.1
------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
Segment income (loss) before cumulative
  effect of accounting change                    $    23.9      23.0         7.6       54.5        (1.7)     305.5
Revenues from external customers                   2,842.1     458.2       564.6    3,864.9        24.9    4,639.2
Intersegment revenues                                   .9         -          .7        1.6           -      192.9
Interest income                                          -         -           -          -        21.7       21.7
Interest expense, net of capitalization                  -         -           -          -        16.3       16.3
Income of equity companies                              .6         -           -         .6           -         .6
Income tax expense (benefit)                          13.2      11.3         6.9       31.4       (21.2)     159.8
Significant noncash charges (credits)
  Depreciation, depletion, amortization               32.7       5.6         2.6       40.9         3.4      213.5
  Impairment of properties                               -         -           -          -           -       27.9
  Provisions for major repairs                        17.6       1.8           -       19.4          .1       22.8
  Amortization of undeveloped leases                     -         -           -          -           -       14.1
  Deferred and noncurrent income taxes                 5.2       1.2           -        6.4         7.0       63.4
Additions to property, plant, equipment              112.0      12.4        29.4      153.8        11.4      706.4
Total assets at year-end                             670.4     222.6       125.6    1,018.6       213.2    3,134.4
------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
Segment income (loss)                            $     1.6      14.0         6.8       22.4       (37.1)     119.7
Revenues from external customers                   1,641.4     337.9       292.7    2,272.0         4.4    2,756.4
Intersegment revenues                                  4.6         -          .6        5.2           -      137.9
Interest income                                          -         -           -          -         3.9        3.9
Interest expense, net of capitalization                  -         -           -          -        20.3       20.3
Income of equity companies                              .5         -           -         .5           -         .5
Income tax expense (benefit)                            .4       6.6         6.6       13.6       (14.9)      58.8
Significant noncash charges (credits)
  Depreciation, depletion, amortization               27.6       5.8         2.0       35.4         2.7      205.0
  Provisions for major repairs                        14.2       1.9           -       16.1          .1       18.7
  Amortization of undeveloped leases                     -         -           -          -           -       11.0
  Deferred and noncurrent income taxes                 7.9       (.5)          -        7.4         (.8)      38.0
Additions to property, plant, equipment               76.4      11.4          .3       88.1         2.6      327.0
Total assets at year-end                             549.7     199.0        89.6      838.3       109.4    2,445.5
------------------------------------------------------------------------------------------------------------------

Geographic Information                                         Revenues from External Customers for the Year
                                                      ------------------------------------------------------------
(Millions of dollars)                                 U.S.      U.K.      Canada    Ecuador       Other      Total
                                                      ----      ----      ------    -------       -----      -----
 2001                                            $ 3,142.1     573.1       727.7       33.4         2.2    4,478.5
 2000                                              3,065.9     674.2       845.4       51.5         2.2    4,639.2
 1999                                              1,798.4     459.8       457.2       39.0         2.0    2,756.4

                                      F-27

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

The following schedules are presented in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities", to provide users with a common base for preparing estimates of future cash flows and comparing reserves among companies. Additional background information follows concerning four of the schedules.

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

Oil reserves discovered in Malaysia in 2001 are associated with a production sharing contract for Block SK 309. Reserves include oil to be received for both cost recovery and profit provisions under the contract.

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

The reported value of proved reserves is not necessarily indicative of either fair market value or present value of future cash flows because prices, costs and governmental policies do not remain static; appropriate discount rates may vary; and extensive judgment is required to estimate the timing of production. Other logical assumptions would likely have resulted in significantly different amounts. Average year-end 2001 crude oil prices used for this calculation were $17.17 per barrel for the United States, $19.14 for Canadian light, $11.26 for Canadian heavy, $18.46 for Canadian offshore, $18.61 for the United Kingdom, $11.98 for Ecuador and $19.99 for Malaysia. Average year-end 2001 natural gas prices used were $2.40 per MCF for the United States, $2.30 for Canada and $3.12 for the United Kingdom.

Schedule 6 also presents the principal reasons for change in the standardized measure of discounted future net cash flows for each of the three years ended December 31, 2001.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

Schedule 1 - Estimated Net Proved Oil Reserves

                                              Crude Oil, Condensate and Natural Gas Liquids
                                     -----------------------------------------------------------------     Synthetic
                                     United                 United                                             Oil -
(Millions of barrels)                States   Canada       Kingdom      Ecuador      Malaysia    Total        Canada    Total
                                     ------   ------       -------      -------      --------    -----     ---------    -----
Proved
December 31, 1998                      23.0     50.8          56.7        32.2              -    162.7         115.6    278.3
Revisions of previous estimates        (1.6)     9.1           7.7         4.5              -     19.7           8.9     28.6
Extensions and discoveries             15.8       .7             -         2.9              -     19.4             -     19.4
Production                             (3.1)    (6.9)         (7.5)       (2.6)             -    (20.1)         (4.0)   (24.1)
                                     ------   ------         -----      ------          -----    -----         -----    -----
   December 31, 1999                   34.1     53.7          56.9        37.0              -    181.7         120.5    302.2
Revisions of previous estimates        (1.7)     4.5           1.8         3.6              -      8.2           7.6     15.8
Purchases                                 -     11.7             -           -              -     11.7             -     11.7
Extensions and discoveries             15.3      4.0             -         2.6              -     21.9             -     21.9
Production                             (2.4)    (8.4)         (7.7)       (2.3)             -    (20.8)         (3.1)   (23.9)
Sales                                     -     (1.6)            -           -              -     (1.6)            -     (1.6)
                                     ------    -----         -----      ------          -----    -----         -----    -----
   December 31, 2000                   45.3     63.9          51.0        40.9              -    201.1         125.0    326.1
Revisions of previous estimates         (.8)     2.8            .5         (.3)             -      2.2           9.8     12.0
Improved recovery                         -      1.5             -           -              -      1.5             -      1.5
Purchases                                 -       .2             -           -              -       .2             -       .2
Extensions and discoveries             46.2      3.3             -           -           15.0     64.5             -     64.5
Production                             (2.1)    (9.4)         (7.4)       (1.9)             -    (20.8)         (3.8)   (24.6)
Sales                                     -     (1.8)            -           -              -     (1.8)            -     (1.8)
                                     ------   ------         -----      ------          -----    -----         -----    -----
   December 31, 2001                   88.6     60.5          44.1        38.7           15.0    246.9         131.0    377.9
                                     ======   ======         =====      ======          =====    =====         =====    =====
Proved Developed
December 31, 1998                      14.5     27.9          31.5        21.0              -     94.9          67.1    162.0
December 31, 1999                      11.7     26.6          34.1        21.2              -     93.6          66.0    159.6
December 31, 2000                      10.3     34.3          36.3        20.1              -    101.0          66.0    167.0
December 31, 2001                       8.8     37.9          33.3        21.3              -    101.3          66.0    167.3

Schedule 2 - Estimated Net Proved Natural Gas Reserves

                                     United             United
(Billions of cubic feet)             States   Canada   Kingdom    Total
                                     ------   ------   -------   ------
Proved
December 31, 1998                     440.1    130.1      39.1    609.3
Revisions of previous estimates        (2.6)     5.5       3.9      6.8
Extensions and discoveries             53.6     10.8         -     64.4
Production                            (62.7)   (20.6)     (4.5)   (87.8)
Sales                                  (1.1)       -         -     (1.1)
                                     ------   ------     -----   ------
   December 31, 1999                  427.3    125.8      38.5    591.6
Revisions of previous estimates       (41.9)    (5.0)       .3    (46.6)
Purchases                               5.4    163.3         -    168.7
Extensions and discoveries             31.2     40.1         -     71.3
Production                            (53.0)   (27.0)     (4.0)   (84.0)
Sales                                     -     (3.6)        -     (3.6)
                                     ------   ------     -----   ------
   December 31, 2000                  369.0    293.6      34.8    697.4
Revisions of previous estimates       (20.2)    (2.1)      4.9    (17.4)
Improved recovery                         -       .9         -       .9
Purchases                                 -     30.7         -     30.7
Extensions and discoveries             89.0     44.7         -    133.7
Production                            (42.1)   (56.6)     (4.8)  (103.5)
Sales                                     -     (1.7)        -     (1.7)
                                     ------   ------     -----   ------
   December 31, 2001                  395.7    309.5      34.9    740.1
                                     ======   ======     =====   ======
Proved Developed
December 31, 1998                     291.8    120.3      29.9    442.0
December 31, 1999                     284.8    111.3      32.9    429.0
December 31, 2000                     233.8    255.2      32.3    521.3
December 31, 2001                     189.6    277.5      34.1    501.2

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)(Continued)

Schedule 3 - Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

                                                                                                         Synthetic
                                       United             United                                             Oil -
(Millions of dollars)                  States   Canada   Kingdom    Ecuador   Malaysia   Other   Subtotal   Canada   Total
                                       ------   ------   -------    -------   --------   -----   --------   ------   -----
Year Ended December 31, 2001
Property acquisition costs
  Unproved                            $  40.1     25.1         -          -          -       -       65.2        -    65.2
  Proved                                   .3     21.3         -          -          -       -       21.6        -    21.6
                                        -----    -----     -----      -----      -----   -----      -----    -----   -----
      Total acquisition costs            40.4     46.4         -          -          -       -       86.8        -    86.8
Exploration costs                        86.5    105.9        .9          -       44.3     4.6      242.2        -   242.2
Development costs                       132.1    167.4      17.9        9.0         .9       -      327.3     27.2   354.5
                                        -----    -----     -----      -----      -----   -----      -----    -----   -----
      Total capital expenditures        259.0    319.7      18.8        9.0       45.2     4.6      656.3     27.2   683.5
                                        -----    -----     -----      -----      -----   -----      -----    -----   -----
Charged to expense
  Dry hole expense                       23.7     47.0        .1          -        8.4     3.6       82.8        -    82.8
  Geophysical and other costs             9.1     12.9        .8          -       27.2     1.0       51.0        -    51.0
                                        -----    -----     -----      -----      -----   -----      -----    -----   -----
      Total charged to expense           32.8     59.9        .9          -       35.6     4.6      133.8        -   133.8
                                        -----    -----     -----      -----      -----   -----      -----    -----   -----
Expenditures capitalized              $ 226.2    259.8      17.9        9.0        9.6       -      522.5     27.2   549.7
                                        =====    =====     =====      =====      =====   =====      =====    =====   =====
Year Ended December 31, 2000
Property acquisition costs
  Unproved                            S  19.2     25.1         -          -          -       -       44.3        -    44.3
  Proved                                  1.5      2.9         -          -          -       -        4.4        -     4.4
                                        -----    -----     -----      -----      -----   -----      -----    -----   -----
      Total                              20.7     28.0         -          -          -       -       48.7        -    48.7
Exploration costs                        96.2     32.1       5.2         .1       18.4     4.7      156.7        -   156.7
Development costs                        20.3    113.8      22.5       12.2          -       -      168.8     18.5   187.3
                                        -----    -----     -----      -----      -----   -----      -----    -----   -----
      Total capital expenditures        137.2    173.9      27.7       12.3       18.4     4.7      374.2     18.5   392.7
                                        -----    -----     -----      -----      -----   -----      -----    -----   -----
Beau Canada property acquisition
  Unproved                                  -     18.2         -          -          -       -       18.2        -    18.2
  Proved                                    -    241.8         -          -          -       -      241.8        -   241.8
                                        -----    -----     -----      -----      -----   -----      -----    -----   -----
      Total                                 -    260.0         -          -          -       -      260.0        -   260.0
                                        -----    -----     -----      -----      -----   -----      -----    -----   -----
Charged to expense
  Dry hole expense                       56.7      5.7       1.7          -        1.3      .6       66.0        -    66.0
  Geophysical and other costs            10.6     21.2       1.4          -        9.0     3.3       45.5        -    45.5
                                        -----    -----     -----      -----      -----   -----      -----    -----   -----
      Total charged to expense           67.3     26.9       3.1          -       10.3     3.9      111.5        -   111.5
                                        -----    -----     -----      -----      -----   -----      -----    -----   -----
Expenditures capitalized              $  69.9    407.0      24.6       12.3        8.1      .8      522.7     18.5   541.2
                                        =====    =====     =====      =====      =====   =====      =====    =====   =====
Year Ended December 31, 1999
Property acquisition costs
  Unproved                            $  12.1      6.2         -          -          -       -       18.3        -    18.3
  Proved                                    -       .4         -          -          -       -         .4        -      .4
                                        -----    -----     -----      -----      -----   -----      -----    -----   -----
      Total acquisition costs            12.1      6.6         -          -          -       -       18.7        -    18.7
Exploration costs                        54.9     14.2       1.2        1.0        2.6     5.3       79.2        -    79.2
Development costs                        28.6    108.2      28.3        6.1          -       -      171.2     26.8   198.0
                                        -----    -----     -----      -----      -----   -----      -----    -----   -----
      Total capital expenditures         95.6    129.0      29.5        7.1        2.6     5.3      269.1     26.8   295.9
                                        -----    -----     -----      -----      -----   -----      -----    -----   -----
Charged to expense

  Dry hole expense                       24.2      3.9       3.0          -          -     1.3       32.4        -    32.4
  Geophysical and other costs            10.7      8.9        .9          -        1.5     5.2       27.2        -    27.2
                                        -----    -----     -----      -----      -----   -----      -----    -----   -----
      Total charged to expense           34.9     12.8       3.9          -        1.5     6.5       59.6        -    59.6
                                        -----    -----     -----      -----      -----   -----      -----    -----   -----
Expenditures capitalized              $  60.7    116.2      25.6        7.1        1.1    (1.2)     209.5     26.8   236.3
                                        =====    =====     =====      =====      =====   =====      =====    =====   =====

                                      F-30

               MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

Schedule 4 - Results of Operations for Oil and Gas Producing Activities

                                                                                                               Synthetic
                                                 United            United                                          Oil -
(Millions of dollars)                            States  Canada   Kingdom  Ecuador  Malaysia  Other  Subtotal     Canada  Total
                                                 ------  ------   -------  -------  --------  -----  --------  ---------  -----
Year Ended December 31, 2001
Revenues
   Crude oil and natural gas liquids
      Transfers to consolidated operations       $ 50.9    14.7         -        -         -      -      65.6       15.4   81.0
      Sales to unaffiliated enterprises             1.0   152.5     181.5     33.4         -      -     368.4       80.4  448.8
   Natural gas
      Transfers to consolidated companies           3.8       -         -        -         -      -       3.8          -    3.8
      Sales to unaffiliated enterprises           189.0   182.6      12.1        -         -      -     383.7          -  383.7
                                                  -----   -----     -----     ----      ----   ----     -----       ----  -----
          Total oil and gas revenues              244.7   349.8     193.6     33.4         -      -     821.5       95.8  917.3
   Other operating revenues                        (4.4)    2.1        .6        -         -    2.2        .5          -     .5
                                                  -----   -----     -----     ----      ----   ----     -----       ----  -----
          Total revenues                          240.3   351.9     194.2     33.4         -    2.2     822.0       95.8  917.8
                                                  -----   -----     -----     ----      ----   ----     -----       ----  -----
Costs and expenses
   Production expenses                             48.4    72.0      30.8     14.9         -      -     166.1       51.9  218.0
   Exploration costs charged to expense            32.8    59.9        .9        -      35.6    4.6     133.8          -  133.8
   Undeveloped lease amortization                   9.5    13.6         -        -         -      -      23.1          -   23.1
   Depreciation, depletion and amortization        40.3    90.7      37.2      6.4        .5     .3     175.4        8.3  183.7
   Amortization of goodwill                           -     3.1         -        -         -      -       3.1          -    3.1
   Impairment of properties                         8.9       -         -        -         -      -       8.9          -    8.9
   Selling and general expenses                    11.9    11.0       2.4       .6         -    5.6      31.5         .1   31.6
                                                  -----   -----     -----     ----      ----   ----     -----       ----  -----
          Total costs and expenses                151.8   250.3      71.3     21.9      36.1   10.5     541.9       60.3  602.2
                                                  -----   -----     -----     ----      ----   ----     -----       ----  -----
                                                   88.5   101.6     122.9     11.5     (36.1)  (8.3)    280.1       35.5  315.6
Income tax expense (benefit)/1/                    30.7    39.1      44.3        -         -   (1.0)    113.1       12.5  125.6
                                                  -----   -----     -----     ----      ----   ----     -----       ----  -----
          Results of operations/2/               $ 57.8    62.5      78.6     11.5     (36.1)  (7.3)    167.0       23.0  190.0
                                                  =====   =====     =====     ====      ====   ====     =====       ====  =====

Year Ended December 31, 2000
Revenues
   Crude oil and natural gas liquids
      Transfers to consolidated operations       $ 68.6    68.4      11.6        -         -      -     148.6       37.9  186.5
      Sales to unaffiliated enterprises             3.8   125.5     203.0     52.2         -      -     384.5       53.6  438.1
   Natural gas
      Transfers to consolidated operations          4.8       -         -        -         -      -       4.8          -    4.8
      Sales to unaffiliated enterprises           206.6    99.0       7.8        -         -      -     313.4          -  313.4
                                                  -----   -----     -----     ----      ----   ----     -----       ----  -----
          Total oil and gas revenues              283.8   292.9     222.4     52.2         -      -     851.3       91.5  942.8
   Other operating revenues                        (4.8)     .5        .7      (.7)        -    2.2      (2.1)         -   (2.1)
                                                  -----   -----     -----     ----      ----   ----     -----       ----  -----
          Total revenues                          279.0   293.4     223.1     51.5         -    2.2     849.2       91.5  940.7
                                                  -----   -----     -----     ----      ----   ----     -----       ----  -----
Costs and expenses
   Production expenses                             41.9    55.0      29.1     15.5         -      -     141.5       40.4  181.9
   Exploration costs charged to expense            67.3    26.9       3.1        -      10.3    3.9     111.5          -  111.5
   Undeveloped lease amortization                   7.7     6.4        -         -         -      -      14.1          -   14.1
   Depreciation, depletion and amortization        50.2    62.5      41.7      6.8        .4     .1     161.7        7.5  169.2
   Impairment of properties                        21.0     6.9        -         -         -      -      27.9          -   27.9
   Selling and general expenses                    13.5     4.8       2.8       .3         -    4.5      25.9         .1   26.0
   Loss on transportation and othe
     disputed contractual items                       -       -        -       7.8         -      -       7.8          -    7.8
                                                  -----   -----     -----     ----      ----   ----     -----       ----  -----
          Total costs and expenses                201.6   162.5      76.7     30.4      10.7    8.5     490.4       48.0  538.4
                                                  -----   -----     -----     ----      ----   ----     -----       ----  -----
                                                   77.4   130.9     146.4     21.1     (10.7)  (6.3)    358.8       43.5  402.3
Income tax expense                                 27.1    49.2      56.2        -         -      -     132.5       17.1  149.6
                                                  -----   -----     -----     ----      ----   ----     -----       ----  -----
          Results of operations/2/               $ 50.3    81.7      90.2     21.1     (10.7)  (6.3)    226.3       26.4  252.7
                                                  =====   =====     =====     ====      ====   ====     =====       ====  =====

/1/Includes gains of $5.8 for a provincial tax rate reduction in Canada and $1.9 from settlement of U.K. income tax matters.
/2/Excludes corporate overhead and interest in 2001 and 2000 and cumulative effect of accounting change in 2000.

        MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
        SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

Schedule 4 - Results of Operations for Oil and Gas Producing
Activities (Continued)

                                                                                                                 Synthetic
                                                 United             United                                           Oil -
(Millions of dollars)                            States   Canada   Kingdom   Ecuador  Malaysia   Other   Subtotal   Canada   Total
                                                 ------   ------   -------   -------  --------   -----   --------   ------   -----

Year Ended December 31, 1999
Revenues
   Crude oil and natural gas liquids
      Transfers to consolidated operations       $ 48.8     15.9      23.4         -         -       -       88.1     42.8   130.9
      Sales to unaffiliated enterprises             5.6     91.8     111.3      36.1         -       -      244.8     32.0   276.8
   Natural gas
      Transfer to consolidated operations           1.8        -         -         -         -       -        1.8        -     1.8
      Sales to unaffiliated enterprises           145.8     40.2       7.7         -         -       -      193.7        -   193.7
                                                  -----    -----     -----     -----     -----   -----      -----    -----   -----
         Total oil and gas revenues               202.0    147.9     142.4      36.1         -       -      528.4     74.8   603.2
   Other operating revenues/1/                      4.4       .2         -       2.9         -     2.0        9.5        -     9.5
                                                  -----    -----     -----     -----     -----   -----      -----    -----   -----
         Total revenues                           206.4    148.1     142.4      39.0         -     2.0      537.9     74.8   612.7
                                                  -----    -----     -----     -----     -----   -----      -----    -----   -----
Costs and expenses
   Production expenses                             40.3     41.3      30.8      13.2         -       -      125.6     36.5   162.1
   Exploration costs charged to expense            34.9     12.8       3.9         -       1.5     6.5       59.6        -    59.6
   Undeveloped lease amortization                   7.0      4.0         -         -         -       -       11.0        -    11.0
   Depreciation, depletion and amortization        65.1     43.8      42.8       8.0        .1       -      159.8      7.1   166.9
   Selling and general expenses                    13.5      5.6       3.2        .1         -     1.1       23.5        -    23.5
   Gain on disputed transportation                    -        -         -      (4.9)        -       -       (4.9)       -    (4.9)
                                                  -----    -----     -----     -----     -----   -----      -----    -----   -----
         Total costs and expenses                 160.8    107.5      80.7      16.4       1.6     7.6      374.6     43.6   418.2
                                                  -----    -----     -----     -----     -----   -----      -----     ----   -----
                                                   45.6     40.6      61.7      22.6      (1.6)   (5.6)     163.3     31.2   194.5
Income tax expense                                 10.3     14.3      24.5         -         -      .5       49.6     10.5    60.1
                                                  -----    -----     -----     -----     -----   -----      -----    -----   -----
         Results of operations/2/                $ 35.3     26.3      37.2      22.6      (1.6)   (6.1)     113.7     20.7   134.4
                                                  =====    =====     =====     =====     =====   =====      =====    =====   =====

/1/Includes $3.3 from gain on disputed contractual item in Ecuador. /2/Excludes corporate overhead and interest.


Schedule 5 - Capitalized Costs Relating to Oil and Gas Producing Activities

                                                                                                              Synthetic
                                          United             United                                               Oil -
(Millions of dollars)                     States   Canada   Kingdom   Ecuador   Malaysia     Other   Subtotal    Canada      Total
                                          ------   ------   -------   -------   --------     -----   --------    ------      -----

December 31, 2001
Unproved oil and gas properties         $  128.6     130.6       .3         -         .4       3.5      263.4         -      263.4
Proved oil and gas properties            1,673.8   1,326.7    794.8     227.9       15.1         -    4,038.3     204.0    4,242.3
                                         -------   -------   ------    ------       ----      ----   --------     -----   --------
         Gross capitalized costs         1,802.4   1,457.3    795.1     227.9       15.5       3.5    4,301.7     204.0    4,505.7
Accumulated depreciation,
depletion and amortization
  Unproved oil and gas properties          (23.0)    (33.8)     (.2)        -          -      (3.5)     (60.5)        -      (60.5)
  Proved oil and gas properties*        (1,289.7)   (469.3)  (612.6)   (166.3)         -         -   (2,537.9)    (42.3)  (2,580.2)
                                         -------   -------   ------    ------       ----      ----   --------     -----   --------
         Net capitalized costs          $  489.7     954.2    182.3      61.6       15.5         -    1,703.3     161.7    1,865.0
                                         =======   =======   ======    ======       ====      ====   ========     =====   ========
December 31, 2000
Unproved oil and gas properties         $  109.9      76.2       .2         -        7.8       3.5      197.6         -      197.6
Proved oil and gas properties            1,493.6   1,213.5    805.2     219.0          -         -    3,731.3     188.5    3,919.8
                                         -------   -------   ------    ------       ----      ----   --------     -----   --------
         Gross capitalized costs         1,603.5   1,289.7    805.4     219.0        7.8       3.5    3,928.9     188.5    4,117.4
Accumulated depreciation,
depletion and amortization
  Unproved oil and gas properties          (38.4)    (24.2)     (.1)       -           -      (3.5)     (66.2)        -      (66.2)
  Proved oil and gas properties*        (1,244.0)   (409.8)  (601.4)   (160.0)         -         -   (2,415.2)    (37.0)  (2,452.2)
                                         -------   -------   ------    ------       ----      ----   --------     -----   --------
         Net capitalized costs          $  321.1     855.7    203.9      59.0        7.8         -    1,447.5     151.5    1,599.0
                                         =======   =======   ======    ======       ====      ====   ========     =====   ========


*Does not include reserve for dismantlement costs of $160.8 in 2001 and $160 in 2000.

              MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

 Schedule 6 - Standardized Measure of Discounted Future Net Cash Flows Relating
                         to Proved Oil and Gas Reserves

                                                         United                     United
(Millions of dollars)                                    States        Canada*     Kingdom     Ecuador    Malaysia        Total
                                                         ------        -------     -------     -------    --------        -----
December 31, 2001
Future cash inflows                                   $ 2,468.1        1,699.2       910.2       463.1       299.8      5,840.4
Future development costs                                 (490.1)         (98.5)      (61.1)      (63.2)      (70.9)      (783.8)
Future production and abandonment costs                  (740.8)        (515.3)     (401.0)     (247.2)      (79.3)    (1,983.6)
Future income taxes                                      (365.3)        (287.7)     (139.7)      (37.8)      (61.0)      (891.5)
                                                      ---------        -------      ------      ------       -----     --------
     Future net cash flows                                871.9          797.7       308.4       114.9        88.6      2,181.5
10% annual discount for estimated timing of
    cash flows                                           (372.8)        (211.5)      (94.0)      (45.3)      (31.5)      (755.1)
                                                      ---------        -------       -----      ------       -----     --------
     Standardized measure of discounted future
        net cash flows                                $   499.1          586.2       214.4        69.6        57.1      1,426.4
                                                      =========        =======       =====      ======       =====     ========
December 31, 2000
Future cash inflows                                   $ 3,479.9        2,860.4     1,209.4       725.5           -      8,275.2
Future development costs                                 (321.8)         (97.3)      (55.0)      (72.2)          -       (546.3)
Future production and abandonment costs                  (479.2)        (615.5)     (378.8)     (320.4)          -     (1,793.9)
Future income taxes                                      (935.6)        (673.4)     (294.8)      (95.6)          -     (1,999.4)
                                                      ---------        -------     -------      ------       -----     --------
     Future net cash flows                              1,743.3        1,474.2       480.8       237.3           -      3,935.6
10% annual discount for estimated timing of
    cash flows                                           (620.4)        (456.1)     (153.3)     (102.0)          -     (1,331.8)
                                                      ---------        -------     -------      ------       -----     --------
     Standardized measure of discounted future
        net cash flows                               $  1,122.9        1,018.1       327.5       135.3           -      2,603.8
                                                     ==========        =======     =======      ======       =====     ========
December 31, 1999
Future cash inflows                                  $  1,779.1        1,454.2     1,426.4       711.8           -      5,371.5
Future development costs                                 (210.6)         (90.1)      (66.0)      (48.1)          -       (414.8)
Future production and abandonment costs                  (443.5)        (375.6)     (417.4)     (251.0)          -     (1,487.5)
Future income taxes                                      (356.4)        (202.8)     (315.9)     (115.9)          -       (991.0)
                                                     ----------        -------     -------      ------       -----     --------
     Future net cash flows                                768.6          785.7       627.1       296.8           -      2,478.2
10% annual discount for estimated timing of
    cash flows                                           (271.3)        (230.6)     (205.5)     (119.8)          -       (827.2)
                                                     ----------        -------     -------      ------       -----     --------
     Standardized measure of discounted future
        net cash flows                               $    497.3          555.1       421.6       177.0           -      1,651.0
                                                     ==========        =======     =======      ======       =====     ========


*Excludes future net cash flows from synthetic oil of $188 at December 31, 2001, $441.5 at December 31, 2000 and $410.2 at December 31,1999.

Following are the principal sources of change in the standardized measure of discounted future net cash flows for the years shown.


(Millions of dollars)                                                              2001       2000      1999
                                                                                   ----       ----      ----
Net changes in prices, production costs and development costs                 $(3,024.6)     722.0   1,188.2
Sales and transfers of oil and gas produced, net of production costs             (267.7)    (485.1)   (317.9)
Net change due to extensions and discoveries                                      691.6      544.4     250.0
Net change due to purchases and sales of proved reserves                           19.3      519.2      (2.0)
Development costs incurred                                                        308.7      156.6     163.4
Accretion of discount                                                             390.6      229.3      71.9
Revisions of previous quantity estimates                                            1.4      (73.7)    220.7
Net change in income taxes                                                        703.3     (659.9)   (505.2)
                                                                              ---------    -------    ------
   Net increase (decrease)                                                     (1,177.4)     952.8   1,069.1
Standardized measure at January 1                                               2,603.8    1,651.0     581.9
                                                                              ---------    -------   -------
   Standardized measure at December 31                                        $ 1,426.4    2,603.8   1,651.0
                                                                              =========    =======   =======

                      MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                         SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)


                                                                 First     Second      Third     Fourth
(Millions of dollars except per share amounts)                 Quarter    Quarter    Quarter    Quarter       Year
                                                               -------    -------    -------    -------       ----
Year Ended December 31, 2001/1/
Sales and other operating revenues                            $1,185.7    1,297.0    1,136.4      847.7    4,466.8
Income before income taxes                                       156.0      247.0       69.6       33.3      505.9
Net income                                                        97.8      162.6       41.7       28.8      330.9
Net income per Common share - basic                               2.17       3.60        .92        .63       7.32
Net income per Common share - diluted                             2.16       3.56        .91        .63       7.26
Cash dividends per Common share                                   .375       .375       .375       .375       1.50
Market Price of Common Stock/2/
   High                                                          69.00      87.85      85.70      84.98      87.85
   Low                                                           55.25      67.14      66.55      68.00      55.25

Year Ended December 31, 2000/1/
Sales and other operating revenues                            $1,019.3    1,092.4    1,232.2    1,270.4    4,614.3
Income before income taxes and
   cumulative effect of accounting change                         74.0      119.9      133.0      138.4      465.3
Income before cumulative effect of
   accounting change                                              49.1       73.1       90.1       93.2      305.5
Cumulative effect of accounting change                            (8.7)        --         --         --       (8.7)
Net income                                                        40.4       73.1       90.1       93.2      296.8
Income per Common share - basic
   Income before cumulative effect of
        accounting change                                         1.09       1.62       2.00       2.07       6.78
   Cumulative effect of accounting change                         (.19)        --         --         --       (.19)
   Net income                                                      .90       1.62       2.00       2.07       6.59
Income per Common share - diluted
   Income before cumulative effect of
        accounting change                                         1.09       1.61       1.99       2.06       6.75
   Cumulative effect of accounting change                         (.19)        --         --         --       (.19)
   Net income                                                      .90       1.61       1.99       2.06       6.56
Cash dividends per Common share                                    .35        .35       .375       .375       1.45
Market Price of Common Stock/2/
   High                                                        63.4375    66.5000    69.0625    68.8750    69.0625
   Low                                                         48.1875    54.7500    56.0000    53.3750    48.1875


/1/The effect of special gains (losses) on quarterly net income are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 and 13 of this Form 10-K report. Quarterly totals, in millions of dollars, and the effect per Common share of these special items are shown in the following table.


                                    First    Second     Third    Fourth
                                   Quarter   Quarter   Quarter   Quarter  Year

      2001
      ----
      Quarterly totals             $  --      67.6        --        --    67.6
      Per Common share - basic        --      1.50        --        --    1.50
      Per Common share - diluted      --      1.48        --        --    1.48

      2000
      ----
      Quarterly totals             $  --       1.5       1.9      (1.9)    1.5
      Per Common share - basic        --       .03       .04      (.04)    .03
      Per Common share - diluted      --       .03       .04      (.04)    .03



/2/Prices are as quoted on the New York Stock Exchange.

                 MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    SCHEDULE II - VALUATION ACCOUNTS AND RESERVES

                                                                      Additions
                                                                --------------------
                                                                   Charged
                                                   Balance at   (Credited)                            Balance at
(Millions of dollars)                               January 1   to Expense    Other*   Deductions    December 31
                                                   ----------   ----------    ------   ----------    -----------
2001
Deducted from asset accounts:
  Allowance for doubtful accounts                      10.2         2.3        --         (1.2)          11.3
  Deferred tax asset valuation allowance               61.0         6.7        --           --           67.7
Included in liabilities:
  Accrued major repair costs                           34.3        21.1       (.3)       (10.5)          44.6
----------------------------------------------------------------------------------------------------------------
2000
Deducted from asset accounts:
  Allowance for doubtful accounts                       8.3         2.1        --          (.2)          10.2
  Deferred tax asset valuation allowance               57.4         3.6        --           --           61.0
Included in liabilities:
  Accrued major repair costs                           22.1        22.8       (.5)       (10.1)          34.3
----------------------------------------------------------------------------------------------------------------
1999
Deducted from asset accounts:
  Allowance for doubtful accounts                      11.0        (2.5)       --          (.2)           8.3
  Allowance for inventory valuation                     6.8           -        --         (6.8)            --
  Deferred tax asset valuation allowance               47.3        10.1        --           --           57.4
Included in liabilities:
  Accrued major repair costs                           43.5        18.7        .2        (40.3)          22.1
----------------------------------------------------------------------------------------------------------------

*Amounts represent changes in foreign currency exchange rates.