Form 10-Q
period 2002-09-30
MURPHY OIL CORP /DE
filed 2002-11-08
CIK 717423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                    (Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

☒  Yes    No  ☐

Number of shares of Common Stock, $1.00 par value, outstanding at September 30, 2002, was 45,820,451.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$126,376	82,652
Accounts receivable, less allowance for doubtful accounts of $9,081 in 2002 and $11,263 in 2001	351,677	262,022
Inventories
Crude oil and blend stocks	107,804	38,917
Finished products	103,257	85,133
Materials and supplies	63,060	49,098
Prepaid expenses	74,296	61,062
Deferred income taxes	19,169	19,777

Total current assets	845,639	598,661

Property, plant and equipment, at cost less accumulated depreciation and amortization of $3,498,331 in 2002 and $3,277,673 in 2001	2,793,685	2,525,807
Goodwill, net	50,564	50,412
Deferred charges and other assets	91,106	84,219

Total assets	$3,780,994	3,259,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$56,160	48,250
Accounts payable and accrued liabilities	548,957	463,429
Income taxes	47,915	48,378

Total current liabilities	653,032	560,057

Notes payable	797,603	416,061
Nonrecourse debt of a subsidiary	77,406	104,724
Deferred income taxes	315,880	302,868
Accrued dismantlement costs	171,102	160,764
Accrued major repair costs	51,341	44,570
Deferred credits and other liabilities	164,809	171,892

Stockholders’ equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	—	—
Common stock, par $1.00, authorized 200,000,000 shares, issued 48,775,314 shares	48,775	48,775
Capital in excess of par value	547,592	527,126
Retained earnings	1,097,875	1,096,567
Accumulated other comprehensive loss	(66,967)	(83,309)
Unamortized restricted stock awards	(216)	(968)
Treasury stock, 2,954,863 shares of Common Stock in 2002, 3,444,234 shares in 2001, at cost	(77,238)	(90,028)

Total stockholders’ equity	1,549,821	1,498,163

Total liabilities and stockholders’ equity	$3,780,994	3,259,099

See Notes to Consolidated Financial Statements, page 5.

The Exhibit Index is on page 23.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES
Crude oil and natural gas sales	$170,487	173,059	590,664	633,811
Petroleum product sales	793,775	767,296	2,052,185	2,217,598
Crude oil trading sales	83,996	134,939	238,105	531,265
Other operating revenues	76,717	36,682	172,010	202,632
Interest and other nonoperating revenues	2,431	2,959	4,433	9,994

Total revenues	1,127,406	1,114,935	3,057,397	3,595,300

COSTS AND EXPENSES
Crude oil, products and related operating expenses	958,088	910,721	2,523,935	2,736,946
Exploration expenses, including undeveloped lease amortization	17,619	45,541	121,407	125,091
Selling and general expenses	23,166	25,698	68,657	71,727
Depreciation, depletion and amortization	67,796	58,090	223,167	170,578
Impairment of properties	9,154	—	9,154	—
Amortization of goodwill	—	782	—	2,355
Interest expense	13,961	9,516	36,790	28,962
Interest capitalized	(7,172)	(5,065)	(16,596)	(12,984)

Total costs and expenses	1,082,612	1,045,283	2,966,514	3,122,675

Income before income taxes	44,794	69,652	90,883	472,625
Income tax expense	7,386	27,923	37,012	170,492

NET INCOME	$37,408	41,729	53,871	302,133

NET INCOME PER COMMON SHARE
Basic	$.82	.92	1.18	6.69
Diluted	.81	.91	1.17	6.63

Average Common shares outstanding
Basic	45,819,355	45,306,674	45,690,981	45,190,224
Diluted	46,073,736	45,683,102	46,044,342	45,550,230

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(Thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$37,408	41,729	53,871	302,133
Other comprehensive income (loss), net of tax
Cash flow hedges
Net derivative gains (losses)	(1,899)	(2,057)	5,723	(4)
Reclassification adjustments	(3,881)	(2,001)	(6,259)	(655)

Total cash flow hedges	(5,780)	(4,058)	(536)	(659)
Net gain (loss) from foreign currency translation	(35,538)	(19,188)	16,878	(41,056)

Other comprehensive income (loss) before cumulative effect of accounting change	(41,318)	(23,246)	16,342	(41,715)
Cumulative effect of accounting change (Note B)	—	—	—	6,642

Other comprehensive income (loss)	(41,318)	(23,246)	16,342	(35,073)

COMPREHENSIVE INCOME/(LOSS)	$(3,910)	18,483	70,213	267,060

See Notes to Consolidated Financial Statements, page 5.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Thousands of dollars)

	Nine Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES
Net income	$53,871	302,133
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	223,167	170,578
Impairment of properties	9,154	—
Provisions for major repairs	14,820	16,870
Expenditures for major repairs and dismantlement costs	(11,821)	(14,113)
Dry holes	78,373	65,638
Amortization of undeveloped leases	18,369	17,268
Amortization of goodwill	—	2,355
Deferred and noncurrent income tax charges	2,914	61,815
Pretax gains from disposition of assets	(9,200)	(95,604)
Net increase in operating working capital other than cash and cash equivalents	(118,191)	(13,867)
Other operating activities – net	6,233	13,863

Net cash provided by operating activities	267,689	526,936

INVESTING ACTIVITIES
Property additions and dry holes	(615,075)	(587,702)
Proceeds from sale of assets	55,383	159,882
Other investing activities – net	(77)	(290)

Net cash required by investing activities	(559,769)	(428,110)

FINANCING ACTIVITIES
Increase (decrease) in notes payable	382,967	(17,319)
Decrease in nonrecourse debt of a subsidiary	(21,565)	(14,706)
Cash dividend paid	(52,563)	(50,830)
Proceeds from exercise of stock options and employee stock purchase plan	23,488	14,919
Other financing activities – net	(2,688)	(2,000)

Net cash provided (required) by financing activities	329,639	(69,936)

Effect of exchange rate changes on cash and cash equivalents	6,165	(337)

Net increase in cash and cash equivalents	43,724	28,553
Cash and cash equivalents at January 1	82,652	132,701

Cash and cash equivalents at September 30	$126,376	161,254

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid	$7,453	102,092

Interest paid, net of amounts capitalized	5,622	7,236

See Notes to Consolidated Financial Statements, page 5.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 4 of this Form 10-Q report.

Note A – Interim Financial Statements

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

The Company’s revenues and crude oil, products and related operating expenses for the three-month and nine-months ended September 30, 2001 have been reduced by approximately 2% compared to the amounts reflected in the Company’s Form 10-Q filings for those periods to eliminate intracompany sales of crude oil inadvertently included in revenues and crude oil, products and related operating expenses. This correction had no effect on the Company’s net income for any periods.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2001 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the nine months ended September 30, 2002 are not necessarily indicative of future results.

Note B – New Accounting Principles

Effective January 1, 2002, the Company was required to adopt Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires that amortization of goodwill be replaced with annual tests for impairment and that intangible assets other than goodwill be amortized over their useful lives. Murphy assesses the recoverability of goodwill by comparing the fair value of net assets for conventional oil and natural gas operations in Canada with the carrying value of these net assets, including goodwill. The fair value of the conventional oil and natural gas reporting unit is determined using the expected present value of future cash flows. The carrying amount of goodwill at September 30, 2002 was $50.6 million. The change in the carrying amount of goodwill for the period ended September 30, 2002 was due to a change in the exchange rate of Canadian dollars and U.S. dollars. Goodwill is tested for impairment at the end of the Company’s fiscal year after the oil and gas reserve information is available. Based on its assessment of the fair value of its Canadian conventional oil and natural gas operations, the Company believes the recorded value of goodwill is not impaired. Adjusted net income for the nine-month period ended September 30, 2001, excluding goodwill amortization of $2.4 million ($.05 basic and diluted earnings per share), was $304.5 million. Adjusted basic and diluted earnings per share for the nine-month period ended September 30, 2001 were $6.74 and $6.68, respectively.

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

Effective January 1, 2001, Murphy adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 (SFAS Nos. 133/138). As a result of the change, Murphy records the fair values of its derivative instruments as either assets or liabilities. All such instruments have been designated as hedges of forecasted cash flow exposures. Changes in the fair value of a qualifying cash flow hedging derivative are deferred and recorded as a component of Accumulated Other Comprehensive Loss (AOCL) in the Consolidated Balance Sheet until the forecasted transaction occurs, at which time the derivative’s fair value will be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note B – New Accounting Principles (Contd.)

recognized in earnings. Ineffective portions of a hedging derivative’s change in fair value are immediately recognized in earnings. Adoption of SFAS Nos. 133/138 resulted in a transition adjustment gain to AOCL of $6.6 million, net of $2.8 million in income taxes, for the cumulative effect on prior years; there was no cumulative effect on earnings. Excluding the transition adjustment, the effect of this accounting change decreased AOCL for the nine months ended September 30, 2002 by $.5 million, net of $.3 million in income taxes, and increased income by an insignificant amount for the same period. During the first nine months of 2001, the accounting change decreased AOCL by $.7 million, net of $.4 million in income taxes, and decreased net income by $.3 million, net of $.2 million in taxes. For the nine months ended September 30, 2002, gains of $6.3 million, net of $4.2 million in taxes, were reclassified from AOCL to income. In the first nine months of 2001, gains of $.6 million, net of $.1 million in taxes, were reclassified from AOCL to income.

In June 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached a consensus on certain issues contained in Topic 02-3, Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The Company does not believe that this consensus, as currently interpreted by the EITF, applies to its operations of marketing crude oil. However, if the EITF expands its definition of energy trading activities to include the Company’s marketing activities, the Company may be required to present crude oil trading sales in its statement of income on a net margin basis. Any such change would decrease the Company’s reported crude oil trading sales and crude oil, products and related operating expenses by an equal amount, but would have no effect on operating income or cash flow.

Note C – Environmental Contingencies

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

The Company’s reserve for remedial obligations, which is included in “Deferred Credits and Other Liabilities” in the Consolidated Balance Sheets, contains certain amounts that are based on anticipated regulatory approval for proposed remediation of a former waste site at a Company refinery. If regulatory authorities require more costly alternatives than the proposed processes, future expenditures could exceed the amount reserved by up to an estimated $3 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note C – Environmental Contingencies (Contd.)

Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recognized a benefit for likely recoveries at September 30, 2002.

Note D – Other Contingencies

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

The Company and its subsidiaries are engaged in a number of legal proceedings, all of which the Company considers routine and incidental to its business and none of which is considered material. In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 2002 the Company had contingent liabilities of $33.5 million under certain financial guarantees and $27.5 million on outstanding letters of credit.

Note E – Earnings per Share

Net income was used as the numerator in computing both basic and diluted income per Common share for the three-month and nine-month periods ended September 30, 2002 and 2001. The following table reconciles the weighted-average shares outstanding used for these computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Weighted-average shares)
Reconciliation of Shares Outstanding
Basic method	45,819,355	45,306,674	45,690,981	45,190,224
Dilutive stock options	254,381	376,428	353,361	360,006

Dilutive method	46,073,736	45,683,102	46,044,342	45,550,230

All stock options outstanding during each of the periods presented were dilutive.

Note F – Financial Instruments and Risk Management

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

•
Interest Rate Risks – Murphy has variable-rate debt obligations that expose the Company to the effects of changes in interest rates. To partially reduce its exposure to interest rate risk, Murphy has interest rate swap agreements with notional amounts totaling $50 million at September 30, 2002 to hedge fluctuations in cash flows of a similar amount of variable rate debt. Interest rate swaps with notional amounts totaling $50 million matured during the second quarter of 2002. The remaining swaps mature in 2004. Under the interest rate swaps, the Company pays fixed rates averaging 6.17% over their composite lives and receives variable rates which averaged 1.83% at September 30, 2002. The variable rate received by the Company under each contract is repriced quarterly. The Company has a risk management control system to monitor interest rate cash flow risk attributable to the Company’s outstanding and forecasted debt obligations as well as the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note F – Financial Instruments and Risk Management (Contd.)

offsetting interest rate swaps. The control system involves using analytical techniques, including cash flow sensitivity analysis, to estimate the impact of interest rate changes on future cash flows. The fair value of the effective portions of the interest rate swaps and changes thereto is deferred in Accumulated Other Comprehensive Loss (AOCL) and is subsequently reclassified into Interest Expense in the periods in which the hedged interest payments on the variable-rate debt affect earnings. For the periods ended September 30, 2002 and 2001, the income effect from cash flow hedging ineffectiveness of interest rates was insignificant. The fair value of the interest rate swaps are estimated using projected Federal funds rates, Canadian overnight funding rates and LIBOR forward curve rates obtained from published indices and counterparties. The estimated fair value approximates the values based on quotes from each of the counterparties.

•
Natural Gas Fuel Price Risks – The Company purchases natural gas as fuel at its Meraux, Louisiana refinery, and as such, is subject to commodity price risk related to the purchase price of this gas. Murphy has hedged the cash flow risk associated with the cost of a portion of the natural gas it will purchase in 2004 through 2006 by entering into natural gas swap contracts with a total notional volume of 9.2 million British Thermal Units (MMBTU). Under the natural gas swaps, the Company pays a fixed rate averaging $2.78 per MMBTU and receives a floating rate in each month of settlement based on the average NYMEX price for the final three trading days of the month. Murphy has a risk management control system to monitor natural gas price risk attributable both to forecasted natural gas fuel requirements and to Murphy’s natural gas swaps. The control system involves using analytical techniques, including various correlations of natural gas purchase prices to futures prices, to estimate the impact of changes in natural gas fuel prices on Murphy’s cash flows. The fair value of the effective portions of the natural gas swaps and changes thereto is deferred in AOCL and is subsequently reclassified into Crude Oil, Products and Related Operating Expenses in the periods in which the hedged natural gas fuel purchases affect earnings. For the periods ended September 30, 2002 and 2001, the income effect from cash flow hedging ineffectiveness was insignificant.

•
Natural Gas Sales Price Risks – The sales price of natural gas produced by the Company is subject to commodity price risk. Murphy has hedged the cash flow risk associated with the sales price for a portion of the natural gas it will produce in the United States and Canada in October 2002 by entering into financial contracts known as natural gas swaps and collars. The swaps cover a combined notional volume averaging 47,000 MMBTU equivalents per day and require Murphy to pay the average relevant index (NYMEX or AECO “C”) price for October and receive an average price of $3.38 per MMBTU equivalent. The natural gas collars are for a combined notional volume averaging 48,000 MMBTU equivalents per day and based upon the relevant index prices, provide Murphy with an average floor price of $2.73 per MMBTU and an average ceiling price of $4.88 per MMBTU. Murphy has a risk management control system to monitor natural gas price risk attributable both to forecasted natural gas sales prices and to Murphy’s hedging instruments. The control system involves using analytical techniques, including various correlations of natural gas sales prices to futures prices, to estimate the impact of changes in natural gas prices on Murphy’s cash flows from the sale of natural gas.

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

The fair values of the effective portions of the natural gas swaps and collars and changes thereto are deferred in AOCL and are subsequently reclassified into Crude Oil and Natural Gas Sales in the periods in which the hedged natural gas sales affect earnings. For the period ended September 30, 2002 and 2001, Murphy’s earnings were not significantly affected by cash flow hedging ineffectiveness. During the third quarter of 2002, the Company received approximately $5.9 million for settlement of natural gas swap and collar agreements in Canada.

The fair value of the natural gas fuel swaps and the natural gas sales swaps and collars are both based on the average fixed price of the instruments and the published NYMEX or AECO “C” index futures price or natural gas price quotes from counterparties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note F – Financial Instruments and Risk Management (Contd.)

•
Crude Oil Purchase Price Risks – Each month, the Company purchases crude oil as the primary feedstock for its U.S. refineries. Prior to April 2000, the Company was a party to crude oil swap agreements that limited the exposure of its U.S. refineries to the risks of fluctuations in cash flows resulting from changes in the prices of crude oil purchases in 2001 and 2002. Under each swap, Murphy would have paid a fixed crude oil price and would have received a floating price during the agreement’s contractual maturity period. In April 2000, the Company settled certain of the swaps and entered into offsetting contracts for the remaining swap agreements, locking in a total net gain of $7.7 million. The fair values of these settlement gains were recorded in AOCL as part of the transition adjustment at January 1, 2001 and are recognized as a reduction of costs of crude oil purchases in the period the forecasted transaction occurs. During the nine-month period ended September 30, 2002, pretax gains of $5.2 million were reclassified from AOCL into earnings. Pretax gains of $1.6 million were reclassified into earnings in the third quarter of 2002. There were no gains reported in the nine-month period ended September 30, 2001. The fair value of the offsetting crude oil swap contracts is based on the fixed swap price and the NYMEX crude oil futures price.

The Company expects to reclassify approximately $1 million in after-tax losses from AOCL into earnings during the next 12 months as the forecasted transactions covered by hedging instruments actually occur. All forecasted transactions currently being hedged are expected to occur by December 2006.

Note G – Accumulated Other Comprehensive Loss

Net gains (losses) in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets at September 30, 2002 and December 31, 2001 were as follows.

	September 30, 2002	December 31, 2001
	(Millions of dollars)
Foreign currency translation loss, net	$(71.0)	(87.8)
Cash flow hedge gains, net	4.0	4.5

Accumulated other comprehensive loss	$(67.0)	(83.3)

Note H – Financing Arrangements

In May 2002, the Company sold $350 million of 6.375 percent notes due in 2012. Interest is payable November 1, 2002 and semiannually thereafter. The Company used a portion of the net proceeds to refinance outstanding indebtedness under existing credit facilities and used the remaining proceeds to fund ongoing capital projects and for other general purposes.

Note I – Property, Plant and Equipment

During the third quarter of 2002, the Company recorded a noncash charge of $9.1 million for impairment of certain nonoperated Gulf of Mexico natural gas properties. After related income tax benefits, this write-down reduced net income by $5.9 million. The impairment was caused by downward revisions of natural gas reserves due to poor well performance. The carrying value of impaired properties was reduced to the asset’s fair value based on projected future discounted net cash flows, using the Company’s estimate of commodity prices.

During May, the Company and the U.S. government reached an agreement in principle where the U.S. government paid Murphy $23 million to relinquish seven of nine leases in the Destin Dome field off the coast of Florida. As part of the agreement, the Company will have a 100% interest in the remaining two Destin Dome leases. These leases will run through 2022, with no development application allowed until at least 2012. The Company must obtain permission of both the U.S. government and the State of Florida to perform development operations during the 20-year lease term. No gain or loss was recorded in connection with the agreement, and the proceeds were recorded as a reduction of Property, Plant and Equipment. Murphy has approximately $22.5 million of net costs in Property, Plant and Equipment associated with the remaining two leases. Should the U.S. government and/or the State of Florida refuse to permit development by the Company prior to expiration of the leases, the Company’s net investment would be impaired and charged to expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note J – Business Segments
	Total Assets at September 30, 2002	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
		External Revenues	Inter-segment Revenues	Income (Loss)	External Revenues	Inter-segment Revenues	Income (Loss)
	(Millions of dollars)
Exploration and production*
United States	$639.4	43.3	11.3	11.0	31.2	12.9	4.6
Canada	1,248.4	93.3	26.4	28.4	77.2	24.4	21.0
United Kingdom	254.4	38.8	—	11.2	55.8	—	20.7
Ecuador	77.8	11.5	—	5.4	7.1	—	3.0
Malaysia	78.0	—	—	1.1	—	—	(16.4)
Other international	7.8	.4	—	(1.2)	.3	—	(.4)

Total	2,305.8	187.3	37.7	55.9	171.6	37.3	32.5

Refining and marketing
North America	995.3	839.7	—	(13.1)	827.9	—	9.2
United Kingdom	231.6	98.0	—	(.7)	112.4	—	5.0

Total	1,226.9	937.7	—	(13.8)	940.3	—	14.2

Total operating segments	3,532.7	1,125.0	37.7	42.1	1,111.9	37.3	46.7
Corporate and other	248.3	2.4	—	(4.7)	3.0	—	(5.0)

Total consolidated	$3,781.0	1,127.4	37.7	37.4	1,114.9	37.3	41.7

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	External Revenues	Inter-segment Revenues	Income (Loss)	External Revenues	Inter-segment Revenues	Income (Loss)
	(Millions of dollars)
Exploration and production*
United States	$97.1	33.9	4.3	163.8	43.8	60.3
Canada	361.0	61.0	100.2	286.8	63.8	72.9
United Kingdom	123.3	—	33.6	157.3	—	62.2
Ecuador	25.0	—	9.5	27.4	—	11.1
Malaysia	—	—	(39.0)	—	—	(25.4)
Other international	1.5	—	(2.4)	1.2	—	(7.4)

Total	607.9	94.9	106.2	636.5	107.6	173.7

Refining and marketing
North America	2,162.0	—	(34.4)	2,674.2	.2	129.7
United Kingdom	283.1	—	(1.1)	274.6	—	8.8

Total	2,445.1	—	(35.5)	2,948.8	.2	138.5

Total operating segments	3,053.0	94.9	70.7	3,585.3	107.8	312.2
Corporate and other	4.4	—	(16.8)	10.0	—	(10.1)

Total consolidated	$3,057.4	94.9	53.9	3,595.3	107.8	302.1

*	Additional details about results of operations are presented in the tables on page 18.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations

Murphy’s net income in the third quarter of 2002 totaled $37.4 million, $.81 per diluted share, compared to net income of $41.7 million, $.91 per diluted share in the third quarter a year ago. Results for the third quarter 2002 included special items that increased net income by $7.9 million, $.17 per diluted share. Two essentially offsetting special items in the third quarter of 2001 had no effect on diluted earnings per share. The 2002 special items included income of $14.7 million for settlement of U.S. tax matters and an after-tax gain of $2.3 million for sale of an asset. Additionally, the Company recorded an after-tax charge of $5.9 million for the write-down of certain nonoperated Gulf of Mexico properties and $3.2 million for estimated self-insured costs to repair tropical storm damages in the Gulf of Mexico.

The Company’s revenues and crude oil, products and related operating expenses for the three-month and nine-month periods ended September 30, 2002 and 2001 have been reduced by approximately 2% compared to the amounts reflected in the Company’s October 29, 2002 press release to eliminate intracompany sales of crude oil inadvertantly included in revenues and crude oil, products and related operating expenses. This correction had no effect on the Company’s net income for any periods.

In the current quarter, the Company’s exploration and production operations earned $48 million excluding special items, an increase of $21.3 million compared to the 2001 period. Significantly lower exploration expense, particularly in Malaysia, was the primary reason for the increase in earnings in the 2002 period. The Company’s refining and marketing operations incurred a loss of $13.8 million in the 2002 period compared to earnings of $19.6 million before special items for the three months ended September 30, 2001. Refining margins in both the U.S. and U.K. were under extreme pressure throughout the 2002 period as sales prices for refined products did not match the high price of crude oil feedstocks. In response to negative margins, the Company curtailed crude runs at its Meraux refinery for much of the recently completed quarter.

On a worldwide basis, the Company’s crude oil and condensate prices averaged $25.52 a barrel in the current quarter, an increase of 9% from the average of $23.37 in the 2001 period. The increase in the average oil price in 2002 was due to tensions in the Middle East. Average crude oil and liquids production was 70,569 barrels a day, up 9% over last year, while average sales volumes decreased 10% to 57,718 barrels a day due to timing of liftings. North American natural gas sales prices averaged $2.81 per MCF in the third quarter compared to $2.75 per MCF in the same quarter of 2001. Total natural gas sales volumes averaged 288 million cubic feet a day in 2002, down 2% from the 2001 quarter. The tables on page 18 provide additional details of the results of exploration and production operations for the first nine months of each year.

For the first nine months of 2002, net income totaled $53.9 million, $1.17 per diluted share, compared to income of $302.1 million, $6.63 per diluted share, for the nine months ended September 30, 2001. The current period included special items that increased net income by $7.9 million, $.17 per diluted share, while the 2001 period included a $67.6 million gain, $1.48 a diluted share, on the sale of the Company’s pipeline assets in Canada.

Exploration and production earnings before special items in the first nine months of 2002 were down $69.6 million from the prior year, with the decrease mainly attributable to a 38% decline in North American natural gas sales prices. The Company’s refining and marketing operations incurred a loss of $35.5 million in the nine months ended September 30, 2002 compared to earnings of $76.3 million before special items in the 2001 period. This decline in earnings was primarily the result of significantly weaker U.S. refining margins.

The Company’s worldwide effective tax rate in the current quarter is significantly lower than the expected tax rate due to benefits from settlement of tax matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production

Results of exploration and production operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Millions of dollars)
Exploration and production
United States	$3.1	4.6	(3.6)	60.3
Canada	28.4	15.2	100.2	67.1
United Kingdom	11.2	20.7	33.6	62.2
Ecuador	5.4	3.0	9.5	11.1
Malaysia	1.1	(16.4)	(39.0)	(25.4)
Other international	(1.2)	(.4)	(2.4)	(7.4)

Income before special items	48.0	26.7	98.3	167.9
Settlement of tax matters	14.7	—	14.7	—
Gain on sale of assets	2.3	—	2.3	—
Impairment of properties	(5.9)	—	(5.9)	—
Loss from storm damage	(3.2)	—	(3.2)	—
Benefit from tax rate change	—	5.8	—	5.8

Total income	$55.9	32.5	106.2	173.7

Exploration and production operations in the United States reported earnings of $3.1 million before special items in the third quarter of 2002 compared to earnings of $4.6 million a year ago. This decline was mainly due to lower oil and natural gas sales volumes, partially offset by a decrease in exploration expenses. Sales of natural gas averaged 91 million cubic feet a day, down from 111 million in the third quarter of 2001 due to lower production in the Gulf of Mexico.

Operations in the United States for the nine months ended September 30, 2002 reflected a loss of $3.6 million before special items compared to earnings of $60.3 million for 2001. The decrease was due to lower natural gas sales prices and lower production volumes in the Gulf of Mexico, coupled with higher exploration expenses and increased well workover costs.

Operations in Canada earned $28.4 million this quarter compared to $15.2 million, before a special item, a year ago as production increases of oil and natural gas were coupled with increases in average oil and natural gas sales prices. Natural gas swap and collar agreements increased the average sales price realized for Canadian natural gas by $.33 per MCF during the third quarter 2002. Also exploration expenses in the 2002 period declined from a year ago, due to lower dry holes expense. Oil and gas liquids sales in Canada averaged 32,127 barrels a day, an increase of 3% over the prior year. Canadian natural gas sales averaged 193 million cubic feet a day in the current quarter, up 9% with the increase mainly attributable to higher production from the Ladyfern field. Higher oil and gas sales volumes caused a 6% increase in Canadian production expenses in the 2002 quarter over the 2001 period.

In the first nine months of 2002, Canadian operations earned $100.2 million compared to $67.1 million, before the aforementioned special item in the 2001 period. Higher sales volumes for oil and natural gas were offset by declines in average oil and natural gas sales prices. Exploration expenses also declined $19.2 million versus 2001, due to lower dry holes expense.

U.K. operations earned $11.2 million in the current quarter, down from $20.7 million in the prior year. Sales volumes of oil and gas liquids in the United Kingdom decreased 36% primarily due to the timing of liftings. Exploration expense increased $3.1 million due to a dry hole in the 2002 quarter. Income for the 2002 nine-month period was $33.6 million compared to $62.2 million a year ago. The decline was due to lower sales prices and volumes for crude oil, higher production expenses, increased exploration expenses and a one-time tax adjustment. In April 2002, U.K. tax authorities announced a corporation tax rate increase from 30% to 40% for profits associated with North Sea oil production. It was also announced that the first-year allowance for North Sea capital expenditures would increase from 25% to 100%. During the second quarter of 2002, the Company recorded a $2 million tax charge due to the rate change.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

Operations in Ecuador earned $5.4 million in the third quarter of 2002 compared to $3 million a year ago, while Malaysia reported earnings of $1.1 million and other international operations reported a loss of $1.2 million in the third quarter of 2002 compared to losses of $16.4 million and $.4 million in the same quarter of 2001. Crude oil sales in Ecuador increased 40% and the average sales price for crude oil increased by 15%. Production expenses in Ecuador increased by $1.5 million in the 2002 period. Exploration expenses in Malaysia were $17.6 million lower in the 2002 period than in 2001 due to credit adjustments to prior dry holes drilled of approximately $1.8 million in the current period and $15.8 million less geological and geophysical and other exploration costs versus the 2001 period.

For the first nine months of 2002, earnings in Ecuador were $9.5 million compared to $11.1 million for the 2001 period, while Malaysia and other international operations reported losses of $39 million and $2.4 million, respectively in 2002, compared to losses of $25.4 million and $7.4 million a year ago. Sales volumes in Ecuador decreased 13% in the first nine months of 2002 due to pipeline capacity restrictions, but results benefited from a 6% increase in the average crude sales price. Malaysia losses increased in 2002 by $13.6 million mainly due to higher dry holes expense of $31.3 million, partially offset by a $18.1 million decline in geological and geophysical and other exploratory costs. The higher loss in other international operations in the 2001 period was the result of an unsuccessful well offshore Ireland.

Selected operating statistics for the three-month and nine-month periods ended September 30, 2002 and 2001 follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net crude oil, condensate and gas liquids produced–barrels per day	70,569	64,779	74,290	66,232
United States	5,011	5,607	5,650	5,714
Canada–light	3,032	4,113	3,399	4,335
–heavy	9,298	11,199	9,495	11,942
–offshore	20,725	8,977	22,271	8,970
–synthetic	12,922	9,156	11,036	9,583
United Kingdom	14,810	20,400	17,864	20,154
Ecuador	4,771	5,327	4,575	5,534

Net crude oil, condensate and gas liquids sold–barrels per day	57,718	64,099	73,663	66,587
United States	5,011	5,607	5,650	5,714
Canada–light	3,032	4,113	3,399	4,335
–heavy	9,298	11,199	9,495	11,942
–offshore	6,875	6,714	20,887	8,632
–synthetic	12,922	9,156	11,036	9,583
United Kingdom	14,852	23,219	18,452	20,907
Ecuador	5,728	4,091	4,744	5,474

Net natural gas sold–thousands of cubic feet per day	288,440	294,808	311,151	276,030
United States	90,904	110,917	97,132	118,253
Canada	192,592	176,129	207,718	145,124
United Kingdom	4,944	7,762	6,301	12,653

Total net hydrocarbons produced–equivalent barrels per day (1)	118,642	113,914	126,149	112,237

Total net hydrocarbons sold–equivalent barrels per day (1)	105,791	113,234	125,522	112,592

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average sales prices
Crude oil and condensate–dollars a barrel (2)
United States	$26.59	26.08	23.71	26.93
Canada (3)–light	25.24	23.55	21.88	24.34
–heavy	19.92	16.50	16.91	12.13
–offshore	27.00	24.18	24.45	26.14
–synthetic	27.73	26.43	25.09	27.41
United Kingdom	27.52	25.45	23.57	26.09
Ecuador	21.65	18.75	19.35	18.33

Natural gas–dollars a thousand cubic feet
United States (2)	$3.34	3.35	3.13	5.23
Canada (3)	2.56	2.38	2.53	3.73
United Kingdom (3)	1.81	2.00	2.62	2.33

(1)	Natural gas converted on an energy equivalent basis of 6:1
(2)	Includes intracompany transfers at market prices.
(3)	U.S. dollar equivalent.

Refining and Marketing

Results of refining and marketing operations are presented below by geographic segment.

	Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Refining and marketing
North America	$(13.1)	14.6	(34.4)	67.5
United Kingdom	(.7)	5.0	(1.1)	8.8

Income (loss) before special items	(13.8)	19.6	(35.5)	76.3
Gain on sale of assets	—	—	—	67.6
Provision for environmental matters	—	(5.5)	—	(5.5)
Benefit from tax rate change	—	.1	—	.1

Total income (loss)	$(13.8)	14.2	(35.5)	138.5

Refining and marketing operations in North America reported a loss of $13.1 million during the third quarter of 2002 compared to earnings of $14.6 million, before a special item, in the same period a year ago. The Company recorded a $5.5 million provision for environmental matters in the 2001 period. The Company’s U.S. refining margins were significantly lower in the current quarter compared to margins in the same quarter of 2001. North American petroleum product sales averaged 180,570 barrels a day in 2002, a slight increase from the third quarter of 2001. The United Kingdom reported a loss of $.7 million in the 2002 period compared to a profit of $5 million a year ago due to significant pressure on margins. Worldwide refinery inputs were 144,895 barrels a day in the third quarter of 2002 compared to 179,195 in the 2001 quarter. In response to extremely weak margins, the Company curtailed crude runs at its Meraux, Louisiana refinery for a portion of the 2002 quarter. Petroleum product sales were 212,757 barrels a day, down from 215,091 a year ago. The Company sold its Canadian pipeline and trucking operations in May 2001 resulting in a net gain of $67.6 million.

Refining and marketing operations in North America in the first nine months of 2002 reported a loss of $34.4 million compared to earnings of $67.5 million, before the previously mentioned special item in the 2001 period. U.S. refining margins were much weaker during most of the current period compared to the margins experienced a year ago. The 2002 results include a net gain of $3.5 million from sale of the Company’s interest in Butte Pipe Line. Results in the United Kingdom reflected a loss of $1.1 million in the nine months ended September 30, 2002 compared to earnings of $8.8 million in 2001 due to lower refinery margins compared to the same period a year ago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Selected operating statistics for the three-month and nine-month periods ended September 30, 2002 and 2001 follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Refinery inputs – barrels a day	144,895	179,195	153,552	176,928
North America	111,913	141,438	117,712	146,910
United Kingdom	32,982	37,757	35,840	30,018

Petroleum products sold – barrels a day	212,757	215,091	206,339	198,879
North America	180,570	179,114	172,568	170,789
Gasoline	117,840	98,554	109,208	92,699
Kerosine	3,900	7,022	5,628	9,481
Diesel and home heating oils	32,279	41,079	35,679	41,240
Residuals	11,849	16,349	13,067	17,386
Asphalt, LPG and other	14,702	16,110	8,986	9,983
United Kingdom	32,187	35,977	33,771	28,090
Gasoline	10,076	12,248	11,919	10,387
Kerosine	2,656	3,361	2,583	2,456
Diesel and home heating oils	13,866	13,955	14,333	9,972
Residuals	2,594	4,754	2,939	2,832
LPG and other	2,995	1,659	1,997	2,443

Corporate and other

The net costs of corporate activities, which include interest income and expense and corporate overhead not allocated to operating functions, was $4.7 million in the current quarter compared to $4.6 million in the 2001 quarter. In the first nine months of 2002, corporate activities reflected a net cost of $16.8 million compared to $9.7 million a year ago. The net costs in the nine-month 2002 period increased compared to the respective 2001 period primarily due to higher net interest expense resulting from increased average borrowings under long-term notes and less interest income from lower invested balances.

Financial Condition

Net cash provided by operating activities was $267.7 million for the first nine months of 2002 compared to $526.9 million for the same period in 2001. Changes in operating working capital other than cash and cash equivalents used cash of $118.2 million and $13.9 million in the first nine months of 2002 and 2001, respectively. Cash from operating activities was reduced by expenditures for refinery turnarounds and abandonment of oil and gas properties totaling $11.8 million in the current year and $14.1 million in 2001. Other predominant uses of cash in each year were for dividends, which totaled $52.6 million in 2002 and $50.8 million in 2001, and for capital expenditures, which including amounts expensed, are summarized in the following table.

	Nine Months Ended September 30,
	2002	2001
	(Millions of dollars)
Capital Expenditures
Exploration and production	$464.1	514.5
Refining and marketing	175.0	110.3
Corporate and other	.6	5.2

Total capital expenditures	639.7	630.0
Geological, geophysical and other exploration expenses charged to income	(24.6)	(42.3)

Total property additions and dry holes	$615.1	587.7

Working capital at September 30, 2002 was $192.6 million, $154 million higher than December 31, 2001. This level of working capital does not fully reflect the Company’s liquidity position, because the lower historical costs assigned to inventories under LIFO accounting were $122.6 million below current costs at September 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

At September 30, 2002, borrowings under long-term notes of $797.6 million were up $381.5 million from December 31, 2001 primarily due to issuance of $350 million of 6.375% notes in May 2002. The Company used a portion of the net proceeds to refinance outstanding indebtedness under existing credit facilities and used the remaining proceeds to fund ongoing capital projects and for other general purposes. Long-term nonrecourse debt of a subsidiary was $77.4 million, down $27.3 million from December 31, 2001, mainly due to repayments. A summary of capital employed at September 30, 2002 and December 31, 2001 follows.

	September 30, 2002		December 31, 2001
Capital Employed	Amount	%	Amount	%
	(Millions of dollars)
Notes payable	$797.6	33	416.1	21
Nonrecourse debt of a subsidiary	77.4	3	104.7	5
Stockholders’ equity	1,549.8	64	1,498.2	74

	$2,424.8	100	2,019.0	100

Accounting Matters

As described in Note B on page 5 of this Form 10-Q report, Murphy adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective, January 1, 2002.

Other Matters

Murphy holds a 20% interest in Block 16 Ecuador, where the Company and its partners produce oil for export. In 2001, the local tax authorities announced that Value Added Taxes (VAT) paid on goods and services related to Block 16 and many oil fields held by other oil companies will no longer be reimbursed. In response to this announcement, oil producers have filed actions in the Ecuador Tax Court seeking determination that the VAT in question is reimbursable. As of September 30, 2002, the Company has a receivable of approximately $6 million related to VAT. Murphy believes that its claim for reimbursement of VAT under applicable Ecuador tax law is valid, and it does not expect that the resolution of this matter will have a material adverse affect on the Company’s financial position.

Outlook

For the fourth quarter of 2002, the Company expects worldwide production to average approximately 122,000 barrels of oil equivalent a day, with production anticipated at about 125,000 per day for the full year 2002. Although production at Terra Nova and Hibernia are near their peak after downtime for maintenance in the third quarter, the effect of tropical storms in the Gulf of Mexico are expected to reduce production in the fourth quarter by approximately 2,000 barrels of oil equivalents a day. In October 2002, the Company’s U.S. refining margins improved slightly.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company was a party to interest rate swaps at September 30, 2002 with notional amounts totaling $50 million that were designed to hedge fluctuations in cash flows of a similar amount of variable-rate debt. These swaps mature in 2004. The swaps require the Company to pay an average interest rate of 6.17% over their composite lives, and at September 30, 2002, the interest rate to be received by the Company averaged 1.83%. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge against potentially higher future interest rates. The estimated fair value of these interest rate swaps was recorded as a liability of $4.1 million at September 30, 2002.

At September 30, 2002, 20% of the Company’s debt had variable interest rates and 4.9% was denominated in Canadian dollars. Based on debt outstanding at September 30, 2002, a 10% increase in variable interest rates would increase the Company’s interest expense approximately $.2 million for the next 12 months after including the favorable effect resulting from lower net settlement payments under the aforementioned interest rate swaps. A 10% increase in the exchange rate of the Canadian dollar versus the U.S. dollar would increase interest expense for the next 12 months by $.8 million for debt denominated in Canadian dollars.

Murphy was a party to natural gas price swap agreements at September 30, 2002 for a total notional volume of 9.2 MMBTU that are intended to hedge a portion of the financial exposure of its Meraux, Louisiana refinery to fluctuations in the future price of a portion of natural gas to be purchased for fuel during 2004 through 2006. In each month of settlement, the swaps require Murphy to pay an average natural gas price of $2.78 per MMBTU and to receive the average NYMEX price for the final three trading days of the month. At September 30, 2002, the estimated fair value of these agreements was recorded as an asset of $9.2 million. A 10% increase in the average NYMEX price of natural gas would have increased this asset by $3.3 million, while a 10% decrease would have reduced the asset by a similar amount.

In addition, the Company was a party to natural gas swap agreements and natural gas collar agreements at September 30, 2002 that are intended to hedge the financial exposure of a limited portion of its U.S. and Canadian natural gas production to changes in gas sales prices in October 2002. The swaps are for a combined notional volume that averages 47,700 MMBTU equivalents a day in October 2002 and require Murphy to pay the average relevant index price for October and receive an average price of $3.38 per MMBTU. The collars are for a combined notional volume of 48,000 MMBTU equivalents a day and based upon the relevant index prices provide Murphy with an average floor price of $2.73 per MMBTU and an average ceiling price of $4.88 per MMBTU. At September 30, 2002, the estimated fair value of these agreements was recorded as an asset of $.2 million, which will be recorded in income in October 2002. A 10% increase or decrease in the average index price of natural gas would not have a significant effect on the recorded amount.

ITEM 4.    CONTROLS AND PROCEDURES

Company management, including the Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, these officers have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the evaluation was completed.

OIL AND GAS OPERATING RESULTS1 (unaudited)
	United States	Canada	United Kingdom	Ecuador	Malaysia	Other	Synthetic Oil– Canada	Total
	(Millions of dollars)
Three Months Ended September 30, 2002
Oil and gas sales, other operating revenues	$38.7	86.8	38.8	11.5	—	.4	32.9	209.1
Production expenses	11.9	18.5	6.7	4.2	—	—	12.1	53.4
Depreciation, depletion and amortization	9.9	31.9	8.3	1.7	.2	.1	2.3	54.4
Exploration expenses
Dry holes	3.3	.9	3.2	—	(1.8)	—	—	5.6
Geological and geophysical	1.7	1.4	—	—	.4	.2	—	3.7
Other	1.2	.6	.2	—	.1	.1	—	2.2

	6.2	2.9	3.4	—	(1.3)	.3	—	11.5
Undeveloped lease amortization	2.7	3.4	—		—	—	—	6.1

Total exploration expenses	8.9	6.3	3.4	—	(1.3)	.3	—	17.6

Selling and general expenses	3.4	3.7	.8	.2	—	1.7	.1	9.9
Income tax provisions (benefits)	1.5	10.4	8.4	—	—	(.5)	6.0	25.8

Results of operations (excluding corporate overhead and interest)	$3.1	16.0	11.2	5.4	1.1	(1.2)	12.4	48.0

Three Months Ended September 30, 2001
Oil and gas sales, other operating revenues	$44.1	79.4	55.8	7.1	—	.3	22.2	208.9
Production expenses	11.2	17.4	10.0	2.7	—	—	11.3	52.6
Depreciation, depletion and amortization	9.8	23.6	9.5	1.3	.1	.1	2.0	46.4
Goodwill	—	.8	—	—	—	—	—	.8
Exploration expenses
Dry holes	8.0	11.3	—	—	—	(.3)	—	19.0
Geological and geophysical	1.7	.7	—	—	14.2	(.5)	—	16.1
Other	1.0	.4	.3	—	2.1	.2	—	4.0

	10.7	12.4	.3	—	16.3	(.6)	—	39.1
Undeveloped lease amortization	2.9	3.5	—	—	—	—	—	6.4

Total exploration expenses	13.6	15.9	.3	—	16.3	(.6)	—	45.5

Selling and general expenses	3.1	3.3	.5	.1	—	1.4	.1	8.5
Income tax provisions (benefits)	1.8	8.6	14.8	—	—	(.2)	3.4	28.4

Results of operations (excluding
corporate overhead and interest)	$4.6	9.8	20.7	3.0	(16.4)	(.4)	5.4	26.7

Nine Months Ended September 30, 2002
Oil and gas sales, other operating revenues	$115.1	346.5	123.3	25.0	—	1.5	75.5	686.9
Production expenses	40.1	64.0	26.5	10.6	—	—	36.1	177.3
Depreciation, depletion and amortization	29.7	116.7	26.2	4.3	.7	.2	6.5	184.3
Exploration expenses
Dry holes	25.8	14.3	3.2	—	35.1	—	—	78.4
Geological and geophysical	5.0	10.5	—	—	1.0	.2	—	16.7
Other	3.4	1.6	.7	—	2.2	—	—	7.9

	34.2	26.4	3.9	—	38.3	.2	—	103.0
Undeveloped lease amortization	7.9	10.5	—	—	—	—	—	18.4

Total exploration expenses	42.1	36.9	3.9	—	38.3	.2	—	121.4

Selling and general expenses	9.5	10.6	2.4	.6	—	4.3	.2	27.6
Income tax provisions (benefits)	(2.7)	40.1	30.7	—	—	(.8)	10.7	78.0

Results of operations (excluding
corporate overhead and interest)	$(3.6)	78.2	33.6	9.5	(39.0)	(2.4)	22.0	98.3

Nine Months Ended September 30, 2001
Oil and gas sales, other operating revenues	$207.6	278.9	157.3	27.4	—	1.2	71.7	744.1
Production expenses	36.0	53.7	24.8	11.1	—	—	39.8	165.4
Depreciation, depletion and amortization	30.5	65.5	28.2	4.9	.3	.2	6.2	135.8
Goodwill	—	2.4	—	—	—	—	—	2.4
Exploration expenses
Dry holes	23.7	34.5	.1	—	3.8	3.5	—	65.6
Geological and geophysical	5.4	9.7	.1	—	17.1	.1	—	32.4
Other	2.4	1.7	.8	—	4.2	.8	—	9.9

	31.5	45.9	1.0	—	25.1	4.4	—	107.9
Undeveloped lease amortization	7.0	10.2	—	—	—	–	—	17.2

Total exploration expenses	38.5	56.1	1.0	—	25.1	4.4	—	125.1

Selling and general expenses	9.8	8.4	1.7	.3	—	4.4	.1	24.7
Income tax provisions (benefits)	32.5	41.4	39.4	—	—	(.4)	9.9	122.8

Results of operations (excluding corporate overhead and interest)	$60.3	51.4	62.2	11.1	(25.4)	(7.4)	15.7	167.9

[1]	Excludes special items.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibit Index on page 23 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

(b)
A report on Form 8-K was filed on August 5, 2002 that included the Company’s Principal Executive Officer and Principal Financial Officer sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY OIL CORPORATION (Registrant)

By:	/s/ JOHN W. ECKART
John W. Eckart, Controller (Chief Accounting Officer and Duly Authorized Officer)

November 8, 2002
        (Date)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Claiborne P. Deming, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Murphy Oil Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Claiborne P. Deming
Claiborne P. Deming
Principal Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven A. Cossé, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Murphy Oil Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Steven A. Cossé
Steven A. Cossé
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.		Incorporated by Reference to

3.1	Certificate of Incorporation of Murphy Oil Corporation as amended, effective May 17, 2001	Exhibit 3.1 of Murphy’s Form 10-Q report for the quarterly period ended June 30, 2001

3.2	By-Laws of Murphy Oil Corporation as amended effective May 8, 2002	Exhibit 3.2 of Murphy’s Form 10-Q report for the quarterly period ended June 30, 2002

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