Form 10-Q
period 2003-03-31
MURPHY OIL CORP /DE
filed 2003-05-13
CIK 717423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

☒ Yes     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes     No ☐

Number of shares of Common Stock, $1.00 par value, outstanding at March 31, 2003 was 91,786,970.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$216,889	164,957
Accounts receivable, less allowance for doubtful accounts of $10,070 in 2003 and $9,307 in 2002	471,375	408,782
Inventories, at lower of cost or market
Crude oil and blend stocks	42,481	41,961
Finished products	103,962	94,158
Materials and supplies	69,772	65,225
Prepaid expenses	45,264	59,962
Deferred income taxes	17,609	19,115

Total current assets	967,352	854,160

Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $3,476,618 in 2003 and $3,361,726 in 2002	3,131,818	2,886,599
Goodwill, net	54,593	51,037
Deferred charges and other assets	90,561	93,979

Total assets	$4,244,324	3,885,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$58,939	57,104
Accounts payable and accrued liabilities	693,662	599,229
Income taxes	72,658	61,559

Total current liabilities	825,259	717,892

Notes payable	830,350	788,554
Nonrecourse debt of a subsidiary	65,147	74,254
Deferred income taxes	338,894	327,771
Asset retirement obligations	259,198	160,543
Accrued major repair costs	57,074	52,980
Deferred credits and other liabilities	154,031	170,228

Stockholders’ equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	—	—
Common Stock, par $1.00, authorized 200,000,000 shares, issued 94,613,379 shares	94,613	94,613
Capital in excess of par value	503,791	504,983
Retained earnings	1,205,936	1,137,177
Accumulated other comprehensive loss	(16,088)	(66,790)
Treasury stock, 2,826,409 shares of Common Stock in 2003 and 2,923,925 shares in 2002, at cost	(73,881)	(76,430)

Total stockholders’ equity	1,714,371	1,593,553

Total liabilities and stockholders’ equity	$4,244,324	3,885,775

See Notes to Consolidated Financial Statements, page 5.

The Exhibit Index is on page 22.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2003	2002*
REVENUES
Sales and other operating revenues	$1,321,314	748,470
Gain on sale of assets	24	5,736
Interest and other income	975	1,003

Total revenues	1,322,313	755,209

COSTS AND EXPENSES
Crude oil and product purchases	904,693	484,321
Operating expenses	154,013	128,362
Exploration expenses, including undeveloped lease amortization	24,150	42,021
Selling and general expenses	30,822	22,362
Depreciation, depletion and amortization	75,805	69,706
Accretion on discounted liabilities	3,115	—
Interest expense	13,961	9,542
Interest capitalized	(9,536)	(4,817)

Total costs and expenses	1,197,023	751,497

Income from continuing operations before income taxes	125,290	3,712
Income tax expense	31,185	1,381

Income from continuing operations	94,105	2,331
Discontinued operations, net of tax	—	203
Cumulative effect of change in accounting principle, net of tax	(6,993)	—

NET INCOME	$87,112	2,534

INCOME (LOSS) PER COMMON SHARE – BASIC
Income from continuing operations	$1.03	.03
Discontinued operations	—	—
Cumulative effect of change in accounting principle	(.08)	—

NET INCOME – BASIC	$.95	.03

INCOME (LOSS) PER COMMON SHARE – DILUTED
Income from continuing operations	$1.02	.03
Discontinued operations	—	—
Cumulative effect of change in accounting principle	(.08)	—

NET INCOME – DILUTED	$.94	.03

Average common shares outstanding – basic	91,738,379	91,017,906
Average common shares outstanding – diluted	92,349,666	91,806,092

*Reclassified to conform to 2003 presentation.

See Notes to Consolidated Financial Statements, page 5.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2003	2002
Net income	$87,112	2,534

Other comprehensive income (loss), net of tax
Cash flow hedges
Net derivative gains (losses)	(19,687)	2,947
Reclassification adjustments	18,449	(3,323)

Total cash flow hedges	(1,238)	(376)
Net gain (loss) from foreign currency translation	52,647	(4,996)
Minimum pension liability adjustment	(707)	—

COMPREHENSIVE INCOME (LOSS)	$137,814	(2,838)

See Notes to Consolidated Financial Statements, page 5.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES
Income from continuing operations	$94,105	2,331
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation, depletion and amortization	75,805	69,706
Provisions for major repairs	6,410	4,579
Expenditures for major repairs and asset retirement obligations	(3,780)	(2,104)
Dry holes	7,114	23,112
Amortization of undeveloped leases	6,332	6,062
Accretion on discounted liabilities	3,115	—
Deferred and noncurrent income tax benefits	(14,898)	(264)
Pretax gains from disposition of assets	(24)	(5,736)
Net (increase) decrease in operating working capital other than cash and cash equivalents	44,272	(66,189)
Other	(5,905)	32

Net cash provided by continuing operations	212,546	31,529
Net cash provided by discontinued operations	—	1,186

Net cash provided by operating activities	212,546	32,715

INVESTING ACTIVITIES
Property additions and dry holes	(183,281)	(204,613)
Proceeds from the sale of assets	8,006	27,877
Other – net	30	(145)
Investing activities of discontinued operations	—	(247)

Net cash required by investing activities	(175,245)	(177,128)

FINANCING ACTIVITIES
Increase in notes payable	42,024	156,992
Decrease in nonrecourse debt of a subsidiary	(9,056)	(4,051)
Proceeds from exercise of stock options and employee stock purchase plans	943	18,058
Cash dividends paid	(18,353)	(17,057)
Other	(72)	—

Net cash provided by financing activities	15,486	153,942

Effect of exchange rate changes on cash and cash equivalents	(855)	(1,052)

Net increase in cash and cash equivalents	51,932	8,477
Cash and cash equivalents at January 1	164,957	82,652

Cash and cash equivalents at March 31	$216,889	91,129

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid	$33,993	8,262

Interest capitalized in excess of amounts paid	(6,357)	(87)

See Notes to Consolidated Financial Statements, page 5.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 4 of this Form 10-Q report.

Note A – Interim Financial Statements

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 2002. In the opinion of Murphy’s management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at March 31, 2003, and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2002 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three months ended March 31, 2003 are not necessarily indicative of future results.

Note B – New Accounting Principles

The Company adopted Emerging Issues Task Force (EITF) Topic 02-3 in the fourth quarter of 2002. Based on Topic

02-3, Murphy has reflected the results of its crude oil trading activities as net revenue in its income statement, and previously reported revenues and cost of sales in the three-month period ended March 31, 2002 have been reduced by equal and offsetting amounts, with no changes to net income or cash flows. The effect of this reclassification was a net reduction of both net sales and cost of crude oil and product purchases by approximately $63 million in the 2002 period.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed in service. When the liability is initially recorded, the Company will increase the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. Any difference between costs incurred upon settlement of an asset retirement obligation and the recorded liability will be recognized as a gain or loss in the Company’s earnings. The asset retirement obligation is based on a number of assumptions requiring professional judgment. The Company cannot predict the type of revisions to these assumptions that will be required in future periods due to the availability of additional information, including prices for oil field services, technological changes, governmental requirements and other factors. Upon adoption of SFAS No. 143, the Company recorded a charge of $7 million, net of $1.4 million in income taxes, as the cumulative effect of a change in accounting principle. The noncash transition adjustment increased property, plant and equipment, accumulated depreciation, and asset retirement obligations by $142.9 million, $58.8 million, and $92.5 million, respectively.

The majority of the asset retirement obligation (ARO) recognized by the Company at March 31, 2003 relates to the estimated costs to dismantle and abandon its investment in producing oil and gas properties and related equipment. A portion of the transition adjustment and ARO relates to its investment in retail gasoline stations. The Company did not record a retirement obligation for certain of its refining and marketing assets because sufficient information is presently not available to estimate a range of potential settlement dates for the obligation. In these cases, the obligation will be initially recognized in the period in which sufficient information exists to estimate the obligation.

A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations is shown in the following table.

(Thousands of dollars)
December 31, 2002	$160,543
Transition adjustment	92,500
Accretion expense	3,115
Liabilities settled	(1,353)
Changes due to translation of foreign currencies	4,393

March 31, 2003	$259,198

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note B – New Accounting Principles (Contd.)

The pro forma asset retirement obligations as of January 1, 2002 and March 31, 2002 were $220 million and $223.2 million, respectively. Pro forma net income for the period ended March 31, 2002, assuming SFAS No. 143 had been applied retroactively, is shown in the following table.

(Thousands of dollars except per share data)	2002
Net income – As reported	$2,534
Pro forma	3,164
Net income per share – As reported, basic	$.03
Pro forma, basic	.03
As reported, diluted	.03
Pro forma, diluted	.03

On January 1, 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary and also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity. The adoption of these two accounting standards did not have a material effect on the Company’s financial statements.

Additionally, in the first quarter of 2003, the Company has applied FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34, and FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under guarantees issued and requires a guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The application of these two FASB Interpretations did not have a material effect on the Company’s financial statements.

Note C – Discontinued Operations

In December 2002, the Company sold its investment in Ship Shoal Block 113 in the Gulf of Mexico. Operations for the field in the first three months of 2002 have been reported as Discontinued Operations in the Consolidated Statements of Income. Revenues and pretax earnings from the field in the first quarter of 2002 were $2.9 million and $.3 million, respectively.

Note D – Environmental Contingencies

In addition to being subject to numerous laws and regulations intended to protect the environment and/or impose remedial obligations, the Company is also involved in personal injury and property damage claims, allegedly caused by exposure to or by the release or disposal of materials manufactured or used in the Company’s operations. The Company operates or has previously operated certain sites and facilities, including three refineries, 11 terminals, and approximately 80 service stations for which known or potential obligations for environmental remediation exist. In addition the Company operates or has operated numerous oil and gas fields that may require some form of remediation, which is generally provided for by the Company’s asset retirement obligation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note D – Environmental Contingencies (Contd.)

The Company has received notices from the U.S. Environmental Protection Agency (EPA) that it is currently considered a Potentially Responsible Party (PRP) at two Superfund sites. The potential total cost to all parties to perform necessary remedial work at these sites may be substantial. At one site the Company paid $6,500 to obtain release from further obligations. The Company’s insurance carrier has agreed to reimburse the $6,500. Based on currently available information, the Company believes that it is a de minimus party as to ultimate responsibility at the other Superfund site. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at the one remaining site or other Superfund sites. The Company does not believe that the ultimate costs to clean-up the two Superfund sites will have a material adverse effect on its net income or cash flows in a future period.

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

Note E – Other Contingencies

The Company’s operations and earnings have been and may be affected by various forms of governmental action both in the United States and throughout the world. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting the issuance of oil and gas or mineral leases; restrictions on drilling and/or production; laws and regulations intended for the promotion of safety and the protection and/or remediation of the environment; governmental support for other forms of energy; and laws and regulations affecting the Company’s relationships with employees, suppliers, customers, stockholders and others. Because governmental actions are often motivated by political considerations and may be taken without full consideration of their consequences or in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form the actions may take or the effect such actions may have on the Company.

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

On March 5, 2002, two of the Company’s subsidiaries filed suit against Enron Canada Corp. (Enron) to collect approximately $2.1 million owed to Murphy under canceled gas sales contracts. On May 1, 2002, Enron counterclaimed for approximately $19.8 million allegedly owed by Murphy under those same agreements. Although the lawsuit in the Court of Queen’s Bench, Alberta, is in its early stages and no assurance can be given, the Company does not believe that the Enron counterclaim is meritorious and does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial condition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note E – Other Contingencies (Contd.)

In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 2003, the Company had contingent liabilities of $12.7 million under a financial guarantee and $44.5 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these letters of credit because it is believed that the likelihood of having these drawn is remote.

Note F – Earnings per Share and Stock Options

Net income was used as the numerator in computing both basic and diluted income per Common share for the three months ended March 31, 2003 and 2002. The following table reconciles the weighted-average shares outstanding used for these computations.

	Three Months Ended March 31
	2003	2002
	(Weighted-average shares)
Basic method	91,738,379	91,017,906
Dilutive stock options	611,287	788,186

Diluted method	92,349,666	91,806,092

There were no antidilutive options for the periods ended March 31, 2003 or 2002.

The Company accounts for its stock options using the intrinsic-value based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, compensation expense is not recorded for stock options since all option prices have been equal to or greater than the fair market value of the Company’s stock on the date of grant. The Company would record compensation expense for any stock options deemed to be variable in nature. The Company accrues compensation expense for restricted stock awards and adjusts such costs for changes in the fair market value of Common Stock. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value based method prescribed by APB No. 25 and has adopted only the disclosure requirements of SFAS No. 123. Had the Company recorded compensation expense for stock options as prescribed by SFAS No. 123, net income and earnings per share for the three-month periods ended March 31, 2003 and 2002, would be the pro forma amounts shown in the following table.

(Thousands of dollars except per share data)	2003	2002
Net income – As reported	$87,112	2,534
Pro forma	86,045	1,401
Net income per share – As reported, basic	$.95	.03
Pro forma, basic	.94	.02
As reported, diluted	.94	.03
Pro forma, diluted	.92	.02

Note G – Financial Instruments and Risk Management

Murphy utilizes derivative instruments to manage certain risks related to interest rates, commodity prices, and foreign currency exchange rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges.

•	Interest Rate Risks – Murphy has variable-rate debt obligations that expose the Company to the effects of changes in interest rates. To partially reduce its exposure to interest rate risk, Murphy has interest rate swap agreements with notional amounts totaling $50 million at March 31, 2003 to hedge fluctuations in cash flows of a similar amount of variable rate debt. The swaps mature in 2004. Under the interest rate swaps, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note G – Financial Instruments and Risk Management (Contd.)

Company pays fixed rates averaging 6.17% over their composite lives and receives variable rates which averaged 1.32% at March 31, 2003. The variable rate received by the Company under each contract is repriced quarterly. The Company has a risk management control system to monitor interest rate cash flow risk attributable to the Company’s outstanding and forecasted debt obligations as well as the offsetting interest rate swaps. The control system involves using analytical techniques, including cash flow sensitivity analysis, to estimate the impact of interest rate changes on future cash flows. The fair value of the effective portions of the interest rate swaps and changes thereto is deferred in Accumulated Other Comprehensive Loss (AOCL) and is subsequently reclassified into Interest Expense in the periods in which the hedged interest payments on the variable-rate debt affect earnings. For the periods ended March 31, 2003 and 2002, the income effect from cash flow hedging ineffectiveness of interest rates was insignificant. The fair value of the interest rate swaps are estimated using projected Federal funds rates, Canadian overnight funding rates and LIBOR forward curve rates obtained from published indices and counterparties. The estimated fair value approximates the values based on quotes from each of the counterparties.

•	Natural Gas Fuel Price Risks – The Company purchases natural gas as fuel at its Meraux, Louisiana refinery, and as such, is subject to commodity price risk related to the purchase price of this gas. Murphy has hedged the cash flow risk associated with the cost of a portion of the natural gas it will purchase in 2004 through 2006 by entering into natural gas swap contracts with a total notional volume of 9.2 million British Thermal Units (MMBTU). Under the natural gas swaps, the Company pays a fixed rate averaging $2.78 per MMBTU and receives a floating rate in each month of settlement based on the average NYMEX price for the final three trading days of the month. Murphy has a risk management control system to monitor natural gas price risk attributable both to forecasted natural gas requirements and to Murphy’s natural gas swaps. The control system involves using analytical techniques, including various correlations of natural gas purchase prices to future prices, to estimate the impact of changes in natural gas fuel prices on Murphy’s cash flows. The fair value of the effective portions of the natural gas swaps and changes thereto is deferred in AOCL and is subsequently reclassified into Crude Oil and Product Purchases in the income statements in the periods in which the hedged natural gas fuel purchases affect earnings. For the periods ended March 31, 2003 and 2002, the income effect from cash flow hedging ineffectiveness for these contracts was insignificant.

•	Natural Gas Sales Price Risks – The sales price of natural gas produced by the Company is subject to commodity price risk. Murphy has hedged the cash flow risk associated with the sales price for a portion of the natural gas it will produce in the United States and Canada during 2003 by entering into financial contracts known as natural gas swaps and collars. The swaps cover a combined notional volume averaging 24,200 MMBTU equivalents per day and require Murphy to pay the average relevant index (NYMEX or AECO “C”) price for each month and receive an average price of $3.76 per MMBTU equivalent. The natural gas collars are for a combined notional volume averaging 26,700 MMBTU equivalents per day and based upon the relevant index prices provide Murphy with an average floor price of $3.24 per MMBTU and an average ceiling price of $4.64 per MMBTU. Murphy has a risk management control system to monitor natural gas price risk attributable both to forecasted natural gas sales prices and to Murphy’s hedging instruments. The control system involves using analytical techniques, including various correlations of natural gas sales prices to futures prices, to estimate the impact of changes in natural gas prices on Murphy’s cash flows from the sale of natural gas.

The fair values of the effective portions of the natural gas swaps and collars and changes thereto are deferred in AOCL and are subsequently reclassified into Sales and Other Operating Revenues in the income statement in the periods in which the hedged natural gas sales affect earnings. For the periods ended March 31, 2003 and 2002, Murphy’s earnings were not significantly affected by cash flow hedging ineffectiveness.

During the three-month period ended March 31, 2003, the Company paid approximately $7 million for settlement of natural gas swap and collar agreements in the U.S. and Canada, and during the same period in 2002, received approximately $1.4 million.

The fair value of the natural gas fuel swaps and the natural gas sales swaps and collars are both based on the average fixed price of the instruments and the published NYMEX and AECO “C” index futures price or natural gas price quotes from counterparties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note G – Financial Instruments and Risk Management (Contd.)

•	Crude Oil Sales Price Risks – The sales price of crude oil produced by the Company is subject to commodity price risk. Murphy has hedged the cash flow risk associated with the sales price for a portion of the crude oil it will produce in the United States and Canada during 2003 by entering into financial contracts known as crude oil swaps. A portion of the swaps cover a notional volume of 22,000 barrels per day of light oil and require Murphy to pay the average of the closing settlement price on the NYMEX for the Nearby Light Crude Futures Contract for each month and receive an average price of $25.30 per barrel. Additionally, there are heavy oil swaps with a notional volume of 10,000 barrels per day (which equates to approximately 7,700 barrels per day of the Company’s heavy oil production) that require Murphy to pay the arithmetic average of the posted price at the Kerrobert and Hardisty terminals in Canada for each month and receive an average price of $16.74 per barrel. Murphy has a risk management control system to monitor crude oil price risk attributable both to forecasted crude oil sales prices and to Murphy’s hedging instruments. The control system involves using analytical techniques, including various correlations of crude oil sales prices to futures prices, to estimate the impact of changes in crude oil prices on Murphy’s cash flows from the sale of light and heavy crude oil.

The fair values of the effective portions of the crude oil hedges and changes thereto are deferred in AOCL and are subsequently reclassified into Sales and Other Operating Revenues in the income statement in the periods in which the hedged crude oil sales affect earnings. In the first quarter of 2003, cash flow hedging ineffectiveness relating to the crude oil sales swaps increased Murphy’s after-tax earnings by $.7 million.

During the three-month period ended March 31, 2003 the Company paid approximately $24.9 million for settlement of maturing swaps.

The fair value of the crude oil sales swaps are based on the average fixed price of the instruments and the published NYMEX index futures price or crude oil price quotes from counterparties.

•	Crude Oil Purchase Price Risks – Each month, the Company purchases crude oil as the primary feedstock for its U.S. refineries. Prior to April 2000, the Company was a party to crude oil swap agreements that limited the exposure of its U.S. refineries to the risks of fluctuations in cash flows resulting from changes in the prices of crude oil purchases in 2001 and 2002. Under each swap, Murphy would have paid a fixed crude oil price and would have received a floating price during the agreement’s contractual maturity period. In April 2000, the Company settled certain of the swaps and entered into offsetting contracts for the remaining swap agreements, locking in a total pretax gain of $7.7 million. The fair values of these settlement gains were recorded in AOCL at January 1, 2001 associated with adoption of SFAS No. 133 as part of the transition adjustment and were recognized as a reduction of costs of crude oil purchases in the period the forecasted transactions occurred. Pretax gains of $3.6 million were reclassified from AOCL into earnings during the three-month period ended March 31, 2002.

During the next twelve months, the Company expects to reclassify approximately $11 million in net after-tax losses from AOCL into earnings as the forecasted transactions covered by hedging instruments actually occur. All forecasted transactions currently being hedged are expected to occur by December 2006.

Note H – Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets at March 31, 2003 and December 31, 2002 are presented in the following table.

	March 31, 2003	December 31, 2002
	(Millions of dollars)
Foreign currency translation	$(4.3)	(56.9)
Cash flow hedging, net	(9.7)	(8.5)
Minimum pension liability, net	(2.1)	(1.4)

Accumulated other comprehensive loss	$(16.1)	(66.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note H – Accumulated Other Comprehensive Loss (Contd.)

The effect of SFAS Nos. 133/138, Accounting for Derivative Instruments and Hedging Activities, decreased AOCL for the three months ended March 31, 2003 by $1.2 million, net of $1.3 million in income taxes, and hedging ineffectiveness increased net income by $.6 million, net of $.5 million in income taxes. For the 2003 period losses of $18.4 million, net of $12.9 million in taxes, were reclassified from AOCL to earnings. During the three-month period ended March 31, 2002, AOCL decreased $.4 million, net of $.1 million in income taxes, and hedging ineffectiveness increased net income by $.1 million net of tax. Gains of $3.3 million, net of $1.8 million in taxes, were reclassified from AOCL to earnings in the 2002 period.

Note I – Business Segments

	Total Assets at March 31, 2003	Three Mos. Ended March 31, 2003			Three Mos. Ended March 31, 2002
		External Revenues	Interseg. Revenues	Income (Loss)	External Revenues	Interseg. Revenues	Income (Loss)
	(Millions of dollars)
Exploration and production*
United States	$702.7	50.7	—	12.8	30.0	.1	(2.8)
Canada	1,394.8	168.6	13.0	55.9	101.9	18.7	17.8
United Kingdom	244.9	58.2	—	19.1	45.5	—	13.2
Ecuador	97.1	11.3	—	5.5	5.6	—	.8
Malaysia	140.5	—	—	(5.5)	—	—	(8.0)
Other	17.3	.7	—	(.9)	.6	—	(.5)

Total	2,597.3	289.5	13.0	86.9	183.6	18.8	20.5

Refining and marketing
North America	1,086.4	909.5	—	(6.4)	489.9	—	(11.5)
United Kingdom	229.8	122.3	—	2.9	80.7	—	(2.2)

Total	1,316.2	1,031.8	—	(3.5)	570.6	—	(13.7)

Total operating segments	3,913.5	1,321.3	13.0	83.4	754.2	18.8	6.8
Corporate and other	330.8	1.0	—	10.7	1.0	—	(4.5)

Total from continuing operations	$4,244.3	1,322.3	13.0	94.1	755.2	18.8	2.3

*	Additional details about results of oil and gas operations are presented in the tables on page 18.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Murphy’s net income in the first quarter of 2003 totaled $87.1 million, $.94 a diluted share, compared to net income of $2.5 million, $.03 a diluted share, in the first quarter a year ago. The 2003 period included a $20.1 million gain related to resolution of prior years’ income tax matters. Additionally, upon adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003, the Company recorded a charge of $7 million, $.08 per share, as the cumulative effect of a change in accounting principle.

In the first quarter of 2003, the Company’s exploration and production operations earned $86.9 million compared to continuing operating results of $20.5 million in the same quarter of 2002. Higher sales prices for crude oil and natural gas and lower exploration expenses in Canada and Malaysia were the primary reasons for improved earnings. The Company’s refining and marketing operations incurred a loss of $3.5 million in the 2003 first quarter compared to a $13.7 million loss in the 2002 quarter. The loss in the Company’s North American operations were approximately one-half of the loss in the first quarter of 2002, with the primary improvement coming from stronger retail marketing margins.

Exploration and Production

Results of continuing exploration and production operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended March 31,
	2003	2002
	(Millions of dollars)
Exploration and production
United States	$12.8	(2.8)
Canada	55.9	17.8
United Kingdom	19.1	13.2
Ecuador	5.5	.8
Malaysia	(5.5)	(8.0)
Other International	(.9)	(.5)

Total	$86.9	20.5

Exploration and production operations in the United States reported earnings of $12.8 million in the first quarter 2003 compared to a loss of $2.8 million in the 2002 quarter. This increase was primarily due to higher natural gas and oil sales prices. Sales of natural gas averaged 78 million cubic feet a day, down from 98 million in the first quarter of 2002 due to lower production in the Gulf of Mexico. U.S. production expenses were down $4.6 million, primarily because of lower well workover costs in the 2003 period.

Operations in Canada earned $55.9 million this quarter compared to $17.8 million a year ago due to record oil production, higher average oil and natural gas sales prices and lower exploration expenses. Oil and gas liquids sales in Canada averaged 51,871 barrels a day, an increase of 11% over the prior year, primarily because of higher production at the Terra Nova field in 2003. Canadian natural gas sales averaged 139 million cubic feet a day in the current quarter, down 31%, with the decrease primarily attributable to lower production from the Ladyfern field. Canadian production expenses in the 2003 quarter were virtually unchanged at $37 million, primarily because of lower natural gas production partially offset by higher costs of synthetic oil operations. Exploration expenses were $14.4 million lower than in the 2002 quarter primarily because of lower dry hole costs and less geological and geophysical spending.

U.K. operations earned $19.1 million in the current quarter, up from $13.2 million in the prior year. Higher sales prices for crude oil in 2003 were partially offset by lower sales volumes of oil and gas liquids.

Operations in Ecuador earned $5.5 million in the first quarter of 2003 compared to $.8 million a year ago, while Malaysia and other international operations reported losses of $5.5 million and $.9 million, respectively, compared to losses of $8 million and $.5 million in 2002. The increase in earnings in Ecuador was primarily the result of increased sales prices. The lower loss in Malaysia in the current period was primarily due to decreased dry hole costs partially offset by increased geological and geophysical expenses primarily associated with the Company’s contract in peninsular Malaysia.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

On a worldwide basis, the Company’s crude oil and condensate sales prices averaged $26.87 a barrel in the current quarter, an increase of 36% from the average of $19.76 in the 2002 period. Average crude oil and liquids production was 74,984 barrels a day, up 1% over last year, but average sales volumes decreased 2% to 78,299 barrels a day due to the timing of liftings. Total natural gas sales volumes averaged 228 million cubic feet a day in 2003, down 26% from the 2002 period. The tables on page 18 provide additional details of the results of exploration and production operations for the first quarter of each year. Selected operating statistics for the three-month periods ended March 31, 2003 and 2002 follow.

	Three Months Ended March 31,
	2003		2002
Net crude oil, condensate and gas liquids produced–barrels per day	74,984		74,292
Continuing operations	74,984		73,130
United States	3,319		5,023
Canada–light	3,434		4,069
–heavy	9,287		9,722
–offshore	27,792		19,759
–synthetic	9,343		11,342
United Kingdom	18,439		19,031
Ecuador	3,370		4,184
Discontinued operations	—		1,162

Net crude oil, condensate and gas liquids sold–barrels per day	78,299		80,208
Continuing operations	78,299		79,046
United States	3,319		5,023
Canada–light	3,434		4,069
–heavy	9,287		9,722
–offshore	29,807		21,436
–synthetic	9,343		11,342
United Kingdom	18,618		23,247
Ecuador	4,491		4,207
Discontinued operations	—		1,162

Net natural gas sold–thousands of cubic feet per day	228,164		309,290
Continuing operations	228,164		305,737
United States	77,958		97,741
Canada	138,570		199,486
United Kingdom	11,636		8,510
Discontinued operations	—		3,553

Total net hydrocarbons produced–equivalent barrels per day (1)	113,011		125,840

Total net hydrocarbons sold–equivalent barrels per day (1)	116,326		131,756

Weighted average sales prices
Crude oil and condensate–dollars a barrel (2)
United States	$24.78	(4)	19.94
Canada (3)–light	29.69		17.86
–heavy	12.65	(4)	13.39
–offshore	28.12	(4)	21.95
–synthetic	25.63	(4)	21.23
United Kingdom	32.46		20.73
Ecuador	27.88		14.84

Natural gas–dollars a thousand cubic feet
United States (2)	$6.30	(4)	2.60
Canada (3)	5.20	(4)	2.12
United Kingdom (3)	3.51		2.96

(1)	Natural gas converted on an energy equivalent basis of 6:1
(2)	Includes intracompany transfers at market prices.
(3)	U.S. dollar equivalent.
(4)	Includes the effects of the Company’s 2003 hedging program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Refining and Marketing

Results of refining and marketing operations are presented below by geographic segment.

	Income (Loss)
	Three Months Ended March 31,
	2003	2002
	(Millions of dollars)
Refining and marketing
North America	$(6.4)	(11.5)
United Kingdom	2.9	(2.2)

Total	$(3.5)	(13.7)

Refining and marketing operations in North America reported a loss of $6.4 million during the first quarter of 2003 compared to a loss of $11.5 million a year ago. The Company’s U.S. retail marketing margins were improved in the current quarter compared to margins experienced in the first quarter of 2002. The first quarter 2002 results included a net gain of $3.5 million from sale of the Company’s interest in Butte Pipe Line. Operations in the United Kingdom reflected earnings of $2.9 million in the first quarter of 2003 compared to a loss of $2.2 million a year ago, with the improvement mostly associated with better refining margins compared to the 2002 period. Worldwide refinery inputs were 160,940 barrels a day in the first quarter of 2003 compared to 154,512 in the 2002 quarter, and petroleum product sales were 228,261 barrels a day, up from 191,318 a year ago.

Selected operating statistics for the three-month periods ended March 31, 2003 and 2002 follow.

	Three Months Ended March 31,
	2003	2002
Refinery inputs–barrels a day	160,940	154,512
North America	124,778	117,730
United Kingdom	36,162	36,782

Petroleum products sold–barrels a day	228,261	191,318
North America	195,689	157,504
Gasoline	130,489	96,903
Kerosine	7,969	8,448
Diesel and home heating oils	37,687	35,725
Residuals	14,421	13,044
Asphalt, LPG and other	5,123	3,384
United Kingdom	32,572	33,814
Gasoline	10,001	12,848
Kerosine	2,546	2,656
Diesel and home heating oils	13,177	13,856
Residuals	4,506	2,812
LPG and other	2,342	1,642

Corporate and other

Corporate activities, which include interest income and expense and corporate overhead not allocated to operating functions, reflected earnings of $10.7 million in the current quarter compared to a loss of $4.5 million in the first quarter of 2002. The 2003 results included a $20.1 million gain from the resolution of prior years’ income tax matters that was partially offset by higher retirement and medical expenses and lower other income tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Financial Condition

Net cash provided by continuing operating activities was $212.5 million for the first three months of 2003 compared to $31.5 million during the same period in 2002. Changes in operating working capital other than cash and cash equivalents provided cash of $44.3 million in the first quarter of 2003, but required cash of $66.2 million in the 2002 period.

Other predominant uses of cash in both years were for dividends, which totaled $18.4 million in 2003 and $17.1 million in 2002 and for capital expenditures, which, including amounts expensed, are summarized in the following table.

	Three Months Ended March 31,
	2003	2002
	(Millions of dollars)
Capital Expenditures
Exploration and production	$143.4	176.9
Refining and marketing	50.4	40.3
Corporate and other	.2	.3

Total capital expenditures	194.0	217.5
Geological, geophysical and other exploration expenses charged to income	(10.7)	(12.9)

Total property additions and dry holes	$183.3	204.6

Working capital at March 31, 2003 was $142.1 million, up $5.8 million from December 31, 2002. This level of working capital does not fully reflect the Company’s liquidity position, because the lower historical costs assigned to inventories under last-in first-out accounting were $139.4 million below fair value at March 31, 2003.

At March 31, 2003, long-term notes payable of $830.4 million were up $41.8 million from December 31, 2002 due to borrowings to fund certain capital expenditures. Long-term nonrecourse debt of a subsidiary was $65.1 million, down $9.1 million from December 31, 2002 due to scheduled repayments. A summary of capital employed at March 31, 2003 and December 31, 2002 follows.

	March 31, 2003		Dec. 31, 2002
Capital Employed	Amount	%	Amount	%
	(Millions of dollars)
Notes payable	$830.4	32	$788.6	32
Nonrecourse debt of a subsidiary	65.1	2	74.2	3
Stockholders’ equity	1,714.4	66	1,593.6	65

Total capital employed	$2,609.9	100	$2,456.4	100

Accounting and Other Matters

Early in the first quarter of 2003, the Company signed a letter of intent to sell its interest in the Ninian and Columba fields in the U.K. for total proceeds of approximately $36 million. Additionally, in April 2003 the Company announced it had agreed to sell its interest in various Canadian oil and natural gas properties for consideration of $35 million. The combined net daily production in 2002 from these properties was slightly over 5,500 barrels of oil equivalent per day. The transactions are expected to close in the second quarter 2003.

As described in Note B on page 5 of this Form 10-Q report, Murphy adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.

Murphy holds a 20% interest in Block 16 Ecuador, where the Company and its partners produce oil for export. In 2001, the local tax authorities announced that Value Added Taxes (VAT) paid on goods and services related to Block 16 and many oil fields held by other companies will no longer be reimbursed. In response to this announcement, oil producers have filed actions in the Ecuador Tax Court seeking determination that the VAT in question is reimbursable. As of March 31, 2003, the Company has a receivable of approximately $6.5 million related to VAT. Murphy believes that its claim for reimbursement of VAT under applicable Ecuador tax law is valid, and it does not expect that the resolution of this matter will have a material adverse affect on the Company’s financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Outlook

The Company expects the sales prices for oil and natural gas for the remainder of 2003 to be lower than the average prices experienced in the first quarter of 2003. Production is expected to average 120,000 barrels of oil equivalent per day in the second quarter. New production is set to commence at the West Patricia field in Malaysia in May and the Medusa field should start up production in the third quarter 2003. Refining and marketing margins in the U.S. have been stronger early in the second quarter of 2003 compared to the margins experienced in the just completed first quarter. The Company’s Superior, Wisconsin refinery will be off-line for turnaround for most of May 2003 and based on present plans, the Meraux, Louisiana refinery will have a scheduled turnaround, with related tie-in of new equipment, in the third quarter 2003.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with interest rates, prices of crude oil, natural gas and petroleum products, and foreign currency exchange rates. As described in Note G to this Form 10-Q report, Murphy makes use of derivative financial and commodity instruments to manage risks associated with existing or anticipated transactions.

The Company was a party to interest rate swaps at March 31, 2003 with notional amounts totaling $50 million that were designed to hedge fluctuations in cash flows of a similar amount of variable-rate debt. These swaps mature in 2004. The swaps require the Company to pay an average interest rate of 6.17% over their composite lives, and at March 31, 2003, the interest rate to be received by the Company averaged 1.32%. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge against potentially higher future interest rates. The estimated fair value of these interest rate swaps was recorded as a liability of $3.5 million at March 31, 2003, with the offsetting loss recorded in Accumulated Other Comprehensive Loss (AOCL) in Stockholders’ Equity.

At March 31, 2003, 24% of the Company’s debt had variable interest rates and 4% was denominated in Canadian dollars. Based on debt outstanding at March 31, 2003, a 10% increase in variable interest rates would increase the Company’s interest expense approximately $.2 million for the next 12 months after including the favorable effect resulting from lower net settlement payments under the aforementioned interest rate swaps. A 10% increase in the exchange rate of the Canadian dollar versus the U.S. dollar would increase interest expense for the next 12 months by less than $.1 million for debt denominated in Canadian dollars.

Murphy was a party to natural gas price swap agreements at March 31, 2003 for a total notional volume of 9.2 MMBTU that are intended to hedge the financial exposure of its Meraux, Louisiana refinery to fluctuations in the future price of a portion of natural gas to be purchased for fuel during 2004 through 2006. In each month of settlement, the swaps require Murphy to pay an average natural gas price of $2.78 per MMBTU and to receive the average NYMEX price for the final three trading days of the month. At March 31, 2003, the estimated fair value of these agreements was recorded as an asset of $15.5 million. A 10% increase in the average NYMEX price of natural gas would have increased this asset by $4 million, while a 10% decrease would have reduced the asset by a similar amount.

The Company was a party to natural gas swap agreements and natural gas collar agreements at March 31, 2003 that are intended to hedge the financial exposure of a portion of its 2003 U.S. and Canadian natural gas production to changes in gas sales prices. The swap agreements are for a combined notional volume that averages 24,200 MMBTU equivalents per day and require Murphy to pay the average relevant index price for each month and receive an average price of $3.76 per MMBTU equivalent. The collar agreements are for a combined notional volume of 26,700 MMBTU equivalents per day and based upon the relevant index prices provide Murphy with an average floor price of $3.24 per MMBTU and an average ceiling price of $4.64 per MMBTU. At March 31, 2003, the estimated fair value of these agreements was recorded as a liability of $11 million, with the offsetting loss recorded in Accumulated Other Comprehensive Loss (AOCL) in Stockholders’ Equity. A 10% increase in the average index price of natural gas would have increased this liability by $3.2 million, while a 10% decrease would have reduced the liability by a similar amount.

In addition, the Company was a party to crude oil swap agreements at March 31, 2003 that are intended to hedge the financial exposure of a portion of its 2003 U.S. and Canadian crude oil production to changes in crude oil sales prices. A portion of the swap agreements cover a notional volume of 22,000 barrels per day of light oil and require Murphy to pay the average of the closing settlement price on the NYMEX for the Nearby Light Crude Futures Contract for each month and receive an average price of $25.30 per barrel. Additionally, there are heavy oil swap agreements with a notional volume of 10,000 barrels per day (which equates to approximately 7,700 barrels per day of the Company’s heavy oil production) that require Murphy to pay the arithmetic average of the posted prices for each month at the Kerrobert and Hardisty terminals in Canada and receive an average price of $16.74 per barrel. At March 31, 2003, the estimated fair value of these agreements was recorded as a liability of $19.4 million, with the offsetting loss recorded in AOCL in Stockholders’ Equity. A 10% increase in the average index prices of light oil and heavy oil would have increased this liability by $21.7 million, while a 10% decrease would have reduced the liability by a similar amount.

ITEM 4.    CONTROLS AND PROCEDURES

The Company, under the direction of its principal executive officer and principal financial officer, has established controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of Murphy Oil Corporation have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by Murphy Oil Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

CONTINUING OIL AND GAS OPERATING RESULTS (unaudited)

	United States	Canada	United Kingdom	Ecuador	Malaysia	Other	Synthetic Oil– Canada	Total
	(Millions of dollars)
Three Months Ended March 31, 2003
Oil and gas sales and other operating revenues	$50.7	160.1	58.2	11.3	—	.7	21.5	302.5
Production expenses	7.8	19.3	11.5	4.2	—	—	14.4	57.2
Depreciation, depletion and amortization	8.3	40.3	9.6	1.5	.2	.1	2.0	62.0
Accretion expense	.8	1.2	.9	—	—	.1	.1	3.1
Exploration expenses
Dry holes	2.9	4.2	—	—	—	—	—	7.1
Geological and geophysical	3.6	1.5	—	—	4.4	—	—	9.5
Other	.5	.5	.1	—	—	.1	—	1.2

	7.0	6.2	.1	—	4.4	.1	—	17.8
Undeveloped lease amortization	2.6	3.7	—	—	—	—	—	6.3

Total exploration expenses	9.6	9.9	.1	—	4.4	.1	—	24.1

Selling and general expenses	4.6	4.1	1.1	.1	.9	1.6	.1	12.5
Income tax provisions (benefits)	6.8	32.7	15.9	—	—	(.3)	1.6	56.7

Results of operations (excluding corporate overhead and interest)	$12.8	52.6	19.1	5.5	(5.5)	(.9)	3.3	86.9

Three Months Ended March 31, 2002
Oil and gas sales and other operating revenues	$30.1	98.9	45.5	5.6	—	.6	21.7	202.4
Production expenses	12.4	20.1	11.4	3.3	—	—	12.9	60.1
Depreciation, depletion and amortization	8.8	34.8	9.8	1.3	.3	.1	2.1	57.2
Exploration expenses
Dry holes	5.0	12.4	—	—	5.7	—	—	23.1
Geological and geophysical	2.0	7.8	—	—	4	—	—	10.2
Other	.4	.6	.2	—	1.6	(.1)	—	2.7

	7.4	20.8	.2	—	7.7	(.1)	—	36.0
Undeveloped lease amortization	2.5	3.5	—	—	—	—	—	6.0

Total exploration expenses	9.9	24.3	.2	—	7.7	(.1)	—	42.0

Selling and general expenses	3.9	3.3	.8	.2	—	1.2	.1	9.5
Income tax provisions (benefits)	(2.1)	3.0	10.1	—	—	(.1)	2.2	13.1

Results of operations (excluding corporate overhead and interest)	$(2.8)	13.4	13.2	.8	(8.0)	(.5)	4.4	20.5

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

On March 5, 2002, two of the Company’s subsidiaries filed suit against Enron Canada Corp. (Enron) to collect approximately $2.1 million owed to Murphy under canceled gas sales contracts. On May 1, 2002, Enron counterclaimed for approximately $19.8 million allegedly owed by Murphy under those same agreements. Although the lawsuit in the Court of Queen’s Bench, Alberta, is in its early stages and no assurance can be given, the Company does not believe that the Enron counterclaim is meritorious and does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial condition.

Murphy and its subsidiaries are engaged in a number of other legal proceedings, all of which Murphy considers routine and incidental to its business and none of which is expected to have a material adverse effect on the Company’s financial condition. Based on information currently available to the Company, the ultimate resolution of matters referred to in this Item is not expected to have a material adverse effect on the Company’s earnings or financial condition in a future period.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibit Index on pages 22 and 23 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

(b)	No reports on Form 8-K were filed for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY OIL CORPORATION (Registrant)

By	/s/ JOHN W. ECKART
John W. Eckart, Controller (Chief Accounting Officer and Duly Authorized Officer)

May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Steven A. Cossé

Steven A. Cossé

Principal Financial Officer

EXHIBIT INDEX

Exhibit No.		Incorporated by Reference to
3.1	Certificate of Incorporation of Murphy Oil Corporation as amended, effective May 17, 2001	Exhibit 3.1 of Murphy’s Form 10-Q report for the quarterly period ended June 30, 2001

3.2	By-Laws of Murphy Oil Corporation as amended effective April 2, 2003	Exhibit 3.2 filed herewith

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

4.1	Form of Second Supplement Indenture between Murphy Oil Corporation and SunTrust Bank, as Trustee	Exhibit 4.1 of Murphy’s Form 8-K report filed May 3, 2002 under the Securities Exchange Act of 1934

4.2	Form of Indenture and Form of Supplemental Indenture between Murphy Oil Corporation and SunTrust Bank, as Trustee	Exhibits 4.1 and 4.2 of Murphy’s Form 8-K report filed April 29, 1999 under the Securities Exchange Act of 1934

4.3	Rights Agreement dated as of December 6, 1989 between Murphy Oil Corporation and Harris Trust Company of New York, as Rights Agent	Exhibit 4.3 of Murphy’s Form 10-K report for the year ended December 31, 1999

4.4	Amendment No. 1 dated as of April 6, 1998 to Rights Agreement dated as of December 6, 1989 between Murphy Oil Corporation and Harris Trust Company of New York, as Rights Agent	Exhibit 3 of Murphy’s Form 8-A/A, Amendment No. 1, filed April 14, 1998 under the Securities Exchange Act of 1934

4.5	Amendment No. 2 dated as of April 15, 1999 to Rights Agreement dated as of December 6, 1989 between Murphy Oil Corporation and Harris Trust Company of New York, as Rights Agent	Exhibit 4 of Murphy’s Form 8-A/A, Amendment No. 2, filed April 19, 1999 under the Securities Exchange Act of 1934

10.1	1982 Stock Incentive Plan as amended May 14, 1997 and December 1, 1999	Exhibit 10.1 filed herewith

10.2	Employee Stock Purchase Plan as amended May 10, 2000	Exhibit 99.01 of Murphy’s Form S-8 registration statement filed August 4, 2000 under the Securities Act of 1933

10.3	Motor Vehicle Fueling Station Master Ground Lease Agreement	Exhibit 10.3 of Murphy’s Form 10-K report for the year ended December 31, 2002

12.1	Computation of Ratio of Earnings to Fixed Charges	Exhibit 12.1 filed herewith

EXHIBIT INDEX

Exhibit No.		Incorporated by Reference to

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 99.1 filed herewith

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 99.2 filed herewith

Exhibits other than those listed above have been omitted since they are either not required or not applicable.