Form 10-Q
period 2005-03-31
MURPHY OIL CORP /DE
filed 2005-05-09
CIK 717423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares of Common Stock, $1.00 par value, outstanding at March 31, 2005 was 92,215,220.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

	(Unaudited) March 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$463,864	535,525
Short-term investments in marketable securities	—	17,892
Accounts receivable, less allowance for doubtful accounts of $13,951 in 2005 and $13,962 in 2004	797,863	702,933
Inventories, at lower of cost or market
Crude oil and blend stocks	56,754	71,010
Finished products	114,864	155,295
Materials and supplies	70,654	69,540
Prepaid expenses	35,639	45,771
Deferred income taxes	29,197	31,397

Total current assets	1,568,835	1,629,363

Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $2,949,828 in 2005 and $2,933,214 in 2004	3,771,468	3,685,594
Goodwill, net	43,206	43,582
Deferred charges and other assets	105,231	99,704

Total assets	$5,488,740	5,458,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$41,058	50,727
Accounts payable and accrued liabilities	976,303	912,329
Income taxes	149,690	241,935

Total current liabilities	1,167,051	1,204,991

Notes payable	597,776	597,735
Nonrecourse debt of a subsidiary	15,485	15,620
Deferred income taxes	550,039	577,043
Asset retirement obligations	207,352	201,932
Accrued major repair costs	43,568	44,246
Deferred credits and other liabilities	178,912	167,520

Stockholders’ equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	—	—
Common Stock, par $1.00, authorized 200,000,000 shares, issued 94,613,379 shares	94,613	94,613
Capital in excess of par value	525,763	511,045
Retained earnings	2,073,425	1,981,020
Accumulated other comprehensive income	119,402	134,509
Unamortized restricted stock awards	(22,133)	(4,738)
Treasury stock, 2,398,159 shares of Common Stock in 2005 and 2,578,002 shares in 2004, at cost	(62,513)	(67,293)

Total stockholders’ equity	2,728,557	2,649,156

Total liabilities and stockholders’ equity	$5,488,740	5,458,243

See Notes to Consolidated Financial Statements, page 6.

The Exhibit Index is on page 24.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2005	2004*
REVENUES
Sales and other operating revenues	$2,404,001	1,628,188
Gain on sale of assets	311	29,207
Interest and other income	10,560	2,299

Total revenues	2,414,872	1,659,694

COSTS AND EXPENSES
Crude oil and product purchases	1,789,544	1,178,887
Operating expenses	203,643	168,410
Exploration expenses, including undeveloped lease amortization	70,295	49,149
Selling and general expenses	36,305	30,681
Depreciation, depletion and amortization	104,754	80,196
Accretion of asset retirement obligations	2,639	2,507
Interest expense	12,036	14,288
Interest capitalized	(7,567)	(4,252)

Total costs and expenses	2,211,649	1,519,866

Income from continuing operations before income taxes	203,223	139,828
Income tax expense	90,070	59,132

Income from continuing operations	113,153	80,696
Income from discontinued operations, net of tax	—	17,543

NET INCOME	$113,153	98,239

INCOME PER COMMON SHARE – BASIC
Income from continuing operations	$1.23	.88
Income from discontinued operations	—	.19

NET INCOME – BASIC	$1.23	1.07

INCOME PER COMMON SHARE – DILUTED
Income from continuing operations	$1.20	.86
Income from discontinued operations	—	.19

NET INCOME – DILUTED	$1.20	1.05

Average common shares outstanding – basic	92,124,136	91,925,678
Average common shares outstanding – diluted	93,903,014	93,173,199

*	Reclassified to conform to 2005 presentation.

See Notes to Consolidated Financial Statements, page 6.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2005	2004
Net income	$113,153	98,239

Other comprehensive income (loss), net of tax
Cash flow hedges
Net derivative gains (losses)	(13,967)	2,388
Reclassification to income	(289)	(3,108)

Total cash flow hedges	(14,256)	(720)
Net loss from foreign currency translation	(851)	(4,868)

COMPREHENSIVE INCOME	$98,046	92,651

See Notes to Consolidated Financial Statements, page 6.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Income from continuing operations	$113,153	80,696
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation, depletion and amortization	104,754	80,196
Provisions for major repairs	7,164	7,612
Expenditures for major repairs and asset retirements	(10,095)	(6,358)
Dry hole costs	51,282	42,104
Amortization of undeveloped leases	6,982	3,907
Accretion of asset retirement obligations	2,639	2,507
Deferred and noncurrent income tax charges	119	8,787
Pretax gains from disposition of assets	(311)	(29,207)
Net (increase) decrease in operating working capital other than cash and cash equivalents	(57,296)	75,243
Other	(11,769)	205

Net cash provided by continuing operations	206,622	265,692
Net cash provided by discontinued operations	—	40,183

Net cash provided by operating activities	206,622	305,875

INVESTING ACTIVITIES
Property additions and dry hole costs	(259,328)	(195,516)
Proceeds from sales of assets	583	37,140
Proceeds from maturities of marketable securities	17,892	—
Other – net	(276)	(893)
Investing activities of discontinued operations	—	(15,837)

Net cash required by investing activities	(241,129)	(175,106)

FINANCING ACTIVITIES
Decrease in notes payable	(9,640)	(60,534)
Decrease in nonrecourse debt of a subsidiary	—	(7,879)
Proceeds from exercise of stock options and employee stock purchase plans	337	926
Cash dividends paid	(20,748)	(18,394)

Net cash used in financing activities	(30,051)	(85,881)

Effect of exchange rate changes on cash and cash equivalents	(7,103)	73

Net (decrease) increase in cash and cash equivalents	(71,661)	44,961
Cash and cash equivalents at January 1	535,525	252,425

Cash and cash equivalents at March 31	$463,864	297,386

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid	$172,971	58,779

Interest capitalized in excess of amounts paid	(6,152)	(471)

See Notes to Consolidated Financial Statements, page 6.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2005	2004
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	—	—

Common Stock – par $1.00, authorized 200,000,000 shares, issued 94,613,379 shares
Balance at beginning and end of period	$94,613	94,613

Capital in Excess of Par Value
Balance at beginning of period	511,045	504,809
Exercise of stock options, including income tax benefits	–	180
Restricted stock transactions and other	14,502	3,316
Sale of stock under employee stock purchase plans	216	224

Balance at end period	525,763	508,529

Retained Earnings
Balance at beginning of period	1,981,020	1,357,910
Net income for the period	113,153	98,239
Cash dividends	(20,748)	(18,394)

Balance at end of period	2,073,425	1,437,755

Accumulated Other Comprehensive Income
Balance at beginning of period	134,509	65,246
Foreign currency translation losses, net of income taxes	(851)	(4,868)
Cash flow hedging losses, net of income taxes	(14,256)	(720)

Balance at end of period	119,402	59,658

Unamortized Restricted Stock Awards
Balance at beginning of period	(4,738)	—
Stock awards	(16,344)	(5,160)
Amortization, forfeitures and changes in price of Common Stock	(1,051)	(77)

Balance at end of period	(22,133)	(5,237)

Treasury Stock
Balance at beginning of period	(67,293)	(71,695)
Exercise of stock options	—	523
Sale of stock under employee stock purchase plans	121	176
Awarded restricted stock, net of forfeitures	4,659	2,226

Balance at end of period	(62,513)	(68,770)

Total Stockholders’ Equity	$2,728,557	2,026,548

See notes to consolidated financial statements, page 6.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 5 of this Form 10-Q report.

Note A – Interim Financial Statements

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 2004. In the opinion of Murphy’s management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at March 31, 2005, and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States. In preparing the financial statements of the Company in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2004 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three months ended March 31, 2005 are not necessarily indicative of future results.

Note B – Discontinued Operations

The Company sold most of its Western Canadian conventional oil and gas assets (sale properties) in the second quarter 2004 for net proceeds of $583 million. At the time of the sale, the sale properties produced about 20,000 barrels of oil equivalent per day. The operating results from the sale properties have been reported as discontinued operations in 2004.

Revenues from the sale properties in the first quarter of 2004 were $52.7 million. Pretax earnings from the sale properties were $28.9 million in the first quarter of 2004 and income tax expense associated with discontinued operations amounted to $11.4 million in the 2004 period.

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

The table that follows provides the components of net periodic benefit expense for the three-month periods ended March 31, 2005 and 2004.

	Pension Benefits		Postretirement Benefits
(Thousands of dollars)	2005	2004	2005	2004
Service cost	$2,108	2,362	446	362
Interest cost	4,355	4,960	841	982
Expected return on plan assets	(4,141)	(4,766)	—	—
Amortization of prior service cost	(56)	(71)	(64)	(206)
Amortization of transitional asset	76	102	—	—
Recognized actuarial loss	1,113	1,071	324	523

Net periodic benefit expense	$3,455	3,658	1,547	1,661

Murphy previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $12.1 million to its defined benefit pension plans and $2.9 million to its postretirement benefits plan during 2005. During the three month period ended March 31, 2005, the Company made contributions of $7.2 million and remaining funding for the 2005 year for the Company’s domestic and foreign defined benefit pension and postretirement plans is anticipated to be $7.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note C – Employee and Retiree Benefit Plans (Contd.)

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Among other provisions, the Act will provide prescription drug coverage under Medicare beginning in 2006. Generally, companies that provide qualifying prescription drug coverage that is deemed actuarially equivalent to medicare coverage for retirees aged 65 and above will be eligible to receive a federal subsidy equal to 28% of drug costs between $250 and $5,000 per annum for each covered individual that does not elect to receive coverage under the new prescription drug Medicare Part D. The Company currently provides prescription drug coverage to qualifying retirees under its retiree medical plan. The Company recognized $.4 million and $.1 million in estimated benefits related to the Act in the first quarters of 2005 and 2004, respectively.

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

•	Natural Gas Fuel Price Risks – The Company purchases natural gas as fuel at its Meraux, Louisiana and Superior, Wisconsin refineries, and as such, is subject to commodity price risk related to the purchase price of this gas. Murphy has hedged the cash flow risk associated with the cost of a portion of the natural gas it will purchase in 2005 and 2006 by entering into financial contracts known as natural gas swaps with a remaining notional volume as of March 31, 2005 of 1.8 million MMBTU (million British Thermal Units). Under the natural gas swaps, the Company pays a fixed rate averaging $3.35 per MMBTU and receives a floating rate in each month of settlement based on the average NYMEX price for the final three trading days of the month. Murphy has a risk management control system to monitor natural gas price risk attributable both to forecasted natural gas requirements and to Murphy’s natural gas swaps. The control system involves using analytical techniques, including various correlations of natural gas purchase prices to future prices, to estimate the impact of changes in natural gas fuel prices on Murphy’s cash flows. The fair value of the effective portions of the natural gas swaps and changes thereto is deferred in AOCI and is subsequently reclassified into Crude Oil and Product Purchases in the income statements in the periods in which the hedged natural gas fuel purchases affect earnings. During the three-month periods ended March 31, 2005 and 2004, the Company received approximately $1.1 million and $5.4 million, respectively, for maturing swap agreements. For the three-month periods ended March 31, 2005 and 2004, the income effect from cash flow hedging ineffectiveness for these contracts was insignificant.

•	Crude Oil Sales Price Risks – The sales price of crude oil produced by the Company is subject to commodity price risk. Murphy has hedged the cash flow risk associated with the sales price for a portion of its Canadian heavy oil production during 2005 and 2006 by entering into forward sale contracts covering a notional volume of approximately 2,000 barrels per day in 2005 and 4,000 barrels per day in 2006. The Company will pay the average of the posted price for blended heavy oil at the Hardisty terminal in Canada for each month and receive at that location a fixed price of $29.00 per barrel in 2005 and $25.23 per barrel in 2006. Murphy has a risk management control system to monitor crude oil price risk attributable both to forecasted crude oil sales prices and to Murphy’s hedging instruments. The control system involves using analytical techniques, including various correlations of crude oil sales prices to future prices, to estimate the impact of changes in crude oil prices on Murphy’s cash flows from the sale of heavy crude oil. The fair values of the effective portions of the crude oil hedges and changes thereto are deferred in AOCI and are subsequently reclassified into Sales and Other Operating Revenues in the income statement in the periods in which the hedged crude oil sales affect earnings. In the first quarter of 2005, cash flow hedging ineffectiveness relating to the crude oil sales swaps decreased Murphy’s after-tax earnings by less than $.1 million. During the three-month period ended March 31, 2005 the Company paid approximately $.5 million for settlement of maturing forward sale contracts. The fair value of the crude oil sales swaps are based on the average fixed price of the instruments and the published NYMEX index futures price or crude oil price quotes from counterparties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note D – Financial Instruments and Risk Management (Contd.)

•	Interest Rate Risks – Murphy enters into variable-rate debt obligations that expose the Company to the effects of changes in interest rates. To partially reduce its exposure to interest rate risk, Murphy had interest rate swap agreements with notional amounts totaling $50 million at March 31, 2004 to hedge fluctuations in cash flows of a similar amount of variable rate debt. The swaps matured in October 2004. Under the interest rate swaps, the Company paid fixed rates averaging 6.17% over their composite lives and received variable rates which averaged 1.11% at March 31, 2004. For the period ended March 31, 2004, the income effect from cash flow hedging ineffectiveness of interest rates was insignificant.

During the next twelve months, the Company expects to reclassify approximately $2.6 million in net after-tax losses from AOCI into earnings as the forecasted transactions covered by hedging instruments actually occur. All forecasted transactions currently being hedged are expected to occur by December 2006.

Note E – Earnings per Share and Stock Options

Net income was used as the numerator in computing both basic and diluted income per Common share for the three months ended March 31, 2005 and 2004. The following table reconciles the weighted-average shares outstanding used for these computations.

	Three Months Ended March 31
(Weighted-average shares)	2005	2004
Basic method	92,124,136	91,925,678
Dilutive stock options	1,778,878	1,247,521

Diluted method	93,903,014	93,173,199

There were no antidilutive options for the periods ended March 31, 2005 and 2004.

Through March 2005, the Company used the intrinsic-value based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock options. Under this method, the Company accrues costs of restricted stock and any stock option deemed to be variable in nature over the vesting/performance period and adjusts such costs for changes in the fair market value of Common Stock. No compensation expense is recorded for fixed stock options since all option prices have been equal to or greater than the fair market value of the Company’s stock on the date of grant. The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (revised 2004) requires that the cost resulting from all share-based payment transactions be recognized as an expense in the financial statements using a fair-value-based measurement method over the periods that the awards vest. In April 2005, the Securities and Exchange Commission adopted a new rule allowing statement implementation for the Company to be deferred until January 1, 2006. The Company is currently evaluating which fair value measurement method to use and whether to use the modified retrospective application or modified prospective application upon adoption. Had the Company recorded compensation expense for stock options as prescribed by SFAS No. 123, net income and earnings per share for the three-month periods ended March 31, 2005 and 2004, would be the pro forma amounts shown in the following table.

(Thousands of dollars except per share data)	2005	2004
Net income – As reported	$113,153	98,239
Restricted stock compensation expense included in income, net of tax	1,161	194
Total stock-based compensation expense using fair value method for all awards, net of tax	(2,601)	(1,484)

Net income – Pro forma	$111,713	96,949

Net income per share – As reported, basic	$1.23	1.07
Pro forma, basic	1.21	1.05
As reported, diluted	1.20	1.05
Pro forma, diluted	1.19	1.04

In the first quarter 2005, the Company granted 467,500 options with an exercise price of $90.45 per share, and also granted 179,475 additional shares of performance-based and time-based restricted stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note F – Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income (AOCI) on the Consolidated Balance Sheets at March 31, 2005 and December 31, 2004 are presented in the following table.

(Thousands of dollars)	March 31, 2005	December 31, 2004
Foreign currency translation, net	$166,811	167,662
Cash flow hedging, net	(9,674)	4,582
Minimum pension liability, net	(37,735)	(37,735)

Accumulated other comprehensive income	$119,402	134,509

The effect of SFAS Nos. 133/138, Accounting for Derivative Investments and Hedging Activities, decreased AOCI for the three months ended March 31, 2005 by $14.3 million, net of $5.9 million in income taxes, and hedging ineffectiveness was not significant. The AOCI decrease in the first quarter 2005 was primarily related to the change in fair value of blended heavy oil forward sales contracts described in Note D. Derivative instruments decreased AOCI for the three months ended March 31, 2004 by $.7 million, net of $.4 million in income taxes, and hedging ineffectiveness was not significant.

Note G – Environmental Contingencies

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

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at two Superfund sites. The potential total cost to all parties to perform necessary remedial work at these sites may be substantial. Based on currently available information, the Company believes that it is a de minimis party as to ultimate responsibility at both Superfund sites. The Company has not recorded a liability for remedial costs on Superfund sites. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at the two sites or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up the two Superfund sites will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on future net income, financial condition or liquidity.

Note H – Other Contingencies

The Company’s operations and earnings have been and may be affected by various forms of governmental action both in the United States and throughout the world. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting the issuance of oil and gas or mineral leases; restrictions on drilling and/or production; laws and regulations intended for the promotion of safety and the protection and/or remediation of the environment; governmental support for other forms of energy; and laws and regulations affecting the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note H – Other Contingencies (Contd.)

relationships with employees, suppliers, customers, stockholders and others. Because governmental actions are often motivated by political considerations and may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form the actions may take or the effect such actions may have on the Company.

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

On March 5, 2002, two of the Company’s subsidiaries filed suit in the Court of Queen’s Bench, Alberta, against Enron Canada Corp. (Enron) to collect $2.1 million owed to Murphy under canceled gas sales contracts. On May 1, 2002, Enron counterclaimed for $19.8 million allegedly owed by Murphy under those same agreements. By an agreement entered into on May 4, 2005, the parties agreed to a compromise and settlement of the litigation with no admission of liability by either side. The resolution of this matter had no effect on the Company’s net income, financial condition or liquidity in the first quarter of 2005 and is not expected to have a material effect on these measures in any future period.

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

In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 2005, the Company had contingent liabilities of $8.5 million under a financial guarantee and $55.4 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these letters of credit because it is believed that the likelihood of having these drawn is remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note I – Business Segments

(Millions of dollars)	Total Assets at March 31, 2005	Three Mos. Ended March 31, 2005			Three Mos. Ended March 31, 2004
		External Revenues	Interseg. Revenues	Income (Loss)	External Revenues	Interseg. Revenues	Income (Loss)
Exploration and production*
United States	$923.6	182.7	—	61.9	131.3	—	36.5
Canada	1,376.7	144.6	11.0	55.4	124.1	18.4	53.6
United Kingdom	177.3	40.3	—	17.0	38.4	—	13.8
Ecuador	132.4	20.3	—	5.2	16.4	—	2.9
Malaysia	559.2	62.1	—	9.7	25.6	—	(4.0)
Other	33.7	.9	—	(24.3)	1.0	—	(1.6)

Total	3,202.9	450.9	11.0	124.9	336.8	18.4	101.2

Refining and marketing
North America	1,504.0	1,758.4	—	(8.3)	1,187.8	—	(10.5)
United Kingdom	263.2	195.0	—	2.8	132.8	—	4.1

Total	1,767.2	1,953.4	—	(5.5)	1,320.6	—	(6.4)

Total operating segments	4,970.1	2,404.3	11.0	119.4	1,657.4	18.4	94.8
Corporate and other	518.6	10.6	—	(6.2)	2.3	—	(14.1)

Total from continuing operations	5,488.7	2,414.9	11.0	113.2	1,659.7	18.4	80.7
Discontinued operations	—	—	—	—	—	—	17.5

Total	$5,488.7	2,414.9	11.0	113.2	1,659.7	18.4	98.2

*	Additional details about results of oil and gas operations are presented in the tables on page 16.

Note J – Accounting Matters

The FASB has issued FASB Staff Position (FSP) 19-1 to provide guidance on the accounting for exploratory well costs and to amend SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to companies that use the successful efforts method of accounting as described in SFAS No. 19. This FSP clarifies that exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating validity of the project. The guidance in this FSP is to be applied beginning in April 2005. The guidance will be applied prospectively to existing and newly-capitalized exploratory well costs. However, any capitalized well costs that do not meet the requirements of the FSP must be written off upon its adoption. The proposed FSP as written requires additional disclosures related to capitalized costs. The Company does not expect the adoption of this FSP to have any effect on its net income or financial condition.

In October 2004, the President of the United States signed into law the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”). The FASB issued FSP 109-1 in December 2004 to provide guidance on the application of SFAS No. 109, Accounting for Income Taxes, to the provision within the Act that will ultimately provide a tax deduction of up to 9% on qualified production activities. The tax deduction phases in at 3% beginning in 2005 and reaches 9% in 2010. FSP 109-1 concluded that the deduction should be accounted for as a special deduction in accordance with SFAS 109, whereby the tax benefit is recognized as realized, rather than as a one-time benefit due to a reduction of deferred tax liabilities. This FSP was effective upon issuance. The Company recorded a tax benefit of approximately $.6 million in the three-month period ended March 31, 2005 related to the Act.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note J – Accounting Matters (Contd.)

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143. This interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143 and when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating whether the adoption of this interpretation will have any effect on its financial statements.

In March 2005, the Emerging Issues Task Force decided in Issue 04-6 that mining operations should account for post-production stripping costs as a variable production cost that should be considered a component of mineral inventory costs. The Company’s synthetic oil operations at Syncrude may be affected by this ruling. The EITF consensus is effective for fiscal years beginning after December 15, 2005 and any adjustment required as of the January 1, 2006 effective application date for the Company will be recorded as a cumulative effect of a change in accounting principle. The Company is currently evaluating the accounting implications of this new EITF consensus.

Note K – Subsequent Event

In the first quarter of 2005, the Company determined that it would attempt to sell certain oil and natural gas properties on the continental shelf of the Gulf of Mexico, and on May 6 the Company entered into an agreement to sell such properties for a sale price of approximately $182.5 million. The Company expects to complete the sale transaction in the second quarter of 2005. At March 31, 2005, the assets to be sold had a net book value of $33.1 million and an associated asset retirement obligation liability of $46.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Murphy’s net income in the first quarter of 2005 was $113.2 million, $1.20 a diluted share, compared to net income of $98.2 million, $1.05 per diluted share, in the same quarter a year ago. Income from discontinued operations was $17.5 million, $.19 per share, in the 2004 first quarter related to results of certain conventional oil and gas properties in Western Canada that were sold in the second quarter of last year. First quarter income from continuing operations was $113.2 million, $1.20 per share, in 2005 and $80.7 million, $.86 per diluted share, in 2004. The improvement in the 2005 period was mostly attributable to higher exploration and production earnings and lower net costs from corporate activities. Murphy’s net income by operating segment is presented below.

	Income (Loss)
	Three Months Ended March 31,
(Millions of dollars)	2005	2004
Exploration and production	$124.9	101.2
Refining and marketing	(5.5)	(6.4)
Corporate	(6.2)	(14.1)

Income from continuing operations	113.2	80.7
Income from discontinued operations, net of tax	—	17.5

Net income	$113.2	98.2

Murphy’s income from continuing exploration and production operations was $124.9 million in the first quarter of 2005 compared to $101.2 million in the first quarter a year ago. Higher realized sales prices for crude oil and natural gas and higher crude oil sales volumes were the primary reasons for improved earnings. Partially offsetting the improvements in prices and volumes were higher exploration expenses, which increased from $49.1 million in the 2004 period to $70.3 million in 2005. The increase in exploration expense in 2005 was primarily caused by two dry holes in the Republic of Congo following a discovery at the Azurite Marine #1 well in January 2005. In the United States, higher exploration costs for 3-D seismic and leasehold amortization was mostly offset by lower deepwater Gulf of Mexico dry hole costs. The first quarter of 2004 included a $15.4 million after-tax gain on disposal of the Simsboro and Sligo onshore natural gas properties in the United States. The Company’s refining and marketing operations incurred a loss of $5.5 million in the 2005 quarter compared to a loss of $6.4 million in the 2004 quarter. Corporate functions reflected a loss of $6.2 million in the 2005 quarter compared to a loss of $14.1 million in the same period in 2004. The 2005 period included higher interest income related to a settlement of U.S. tax matters, higher gains on foreign exchange, and less net interest expense due to a combination of lower average outstanding debt and higher interest capitalized on development projects. These favorable variances were partially offset by more administrative costs, primarily for stock-based compensation associated with a higher Company-share price in the 2005 period. The Company’s overall effective income tax rate was 44.3% during the first quarter 2005, and was higher than the U.S. statutory income tax rate primarily because no income tax benefits were recorded during this period for dry holes drilled offshore the Republic of Congo and Block H, Malaysia.

Exploration and Production

Results of continuing exploration and production operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended March 31,
(Millions of dollars)	2005	2004
Exploration and production
United States	$61.9	36.5
Canada	55.4	53.6
United Kingdom	17.0	13.8
Ecuador	5.2	2.9
Malaysia	9.7	(4.0)
Other International	(24.3)	(1.6)

Total	$124.9	101.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

Exploration and production operations in the United States reported record quarterly earnings of $61.9 million in the first quarter of 2005 compared to $36.5 million in the 2004 quarter. This increase was due to higher crude oil and natural gas sales volumes, primarily from the Medusa and Front Runner fields, and higher crude oil and natural gas sales prices. Production expenses and depreciation expense increased mostly due to higher crude oil and natural gas sales volumes. Exploration expense decreased $3.4 million versus the prior period primarily due to decreased dry hole costs in the deepwater Gulf of Mexico partially offset by increased geological and geophysical costs in the 2005 period. The 2004 period benefited from a $15.4 million after-tax gain on the disposal of two natural gas properties onshore United States.

Earnings from continuing operations in Canada were $55.4 million in the 2005 quarter versus $53.6 million in the 2004 quarter. While Canadian operations received higher crude oil and natural gas sales prices in the current period, this was tempered by decreased offshore oil and synthetic oil sales volumes. Production expense and depreciation expense increased in the most recent period due to higher heavy oil production partially offset by lower offshore sales volumes.

U.K. operations earned $17.0 million in the 2005 period versus $13.8 million in the same quarter a year ago. Lower sales volumes for crude oil were more than offset by higher realized selling prices during the period and lower production and depreciation expense. The Company sold its interest in the “T” Block field in the U.K. North Sea in September 2004.

Operations in Ecuador earned $5.2 million in 2005 compared to $2.9 million a year ago. The improved results were primarily due to higher sales volumes and prices. Income tax expense was $4.8 million in 2005 and $2.6 million in 2004. The current period included a $.9 million tax adjustment relating to settlement of prior years tax returns. The Company recommenced sales of its current oil production from Block 16 in Ecuador in the first quarter of 2005, but has thus far achieved no settlement with the other owners related to the Company’s entitlement of approximately 1.5 million barrels that were withheld by the operator in 2004 during a dispute over Murphy’s new transportation and marketing arrangement.

Malaysia reported earnings of $9.7 million in the first quarter of 2005 compared to a loss of $4.0 million in the same period in 2004. The improvement in the current period was due to increased oil sales volumes and prices. Production expense and depreciation increased as a result of the higher sales volumes. Exploration expenses increased $3.1 million in the 2005 period primarily due to higher dry hole and seismic costs.

Other international operations reported a loss of $24.3 million in the 2005 period versus a loss of $1.6 million in the same period a year ago. The higher loss was primarily due to expensing two dry holes in the Republic of Congo in the current period.

On a worldwide basis, the Company’s crude oil and condensate sales price averaged $39.90 per barrel for the current quarter compared to $30.95 per barrel in the first quarter of 2004. Average crude oil and liquids production from continuing operations was 108,738 barrels per day, up 13,610 barrels per day or 14% over the 2004 period. Average oil sales volumes increased 16% to 108,894 barrels per day. The increase in crude oil production volumes was mostly attributable to higher production at the Medusa field and new production at the Front Runner field, both of which are in the deepwater Gulf of Mexico. North American natural gas sales prices averaged $6.71 per thousand cubic feet (MCF) in the most recent quarter compared to $5.88 per MCF in the same quarter of 2004. Total natural gas sales volumes from continuing operations averaged 112 million cubic feet per day in 2005, down from 124 million cubic feet per day in the same period a year ago. The decrease was primarily attributable to Viosca Knoll Block 783 production being offline for much of the just completed quarter following damages incurred in 2004 from Hurricane Ivan.

Additional details about results of oil and gas operations are presented in the tables on page 16.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

Selected operating statistics for the three-month periods ended March 31, 2005 and 2004 follow.

	Three Months Ended March 31,
	2005	2004
Net crude oil, condensate and gas liquids produced – barrels per day	108,738	102,426
Continuing operations	108,738	95,128
United States	32,816	18,705
Canada – light	644	731
– heavy	10,953	4,381
– offshore	25,003	28,879
– synthetic	7,795	12,527
United Kingdom	8,702	11,680
Malaysia	15,181	10,420
Ecuador	7,644	7,805
Discontinued operations	—	7,298

Net crude oil, condensate and gas liquids sold – barrels per day	108,894	101,478
Continuing operations	108,894	94,180
United States	32,816	18,705
Canada – light	644	731
– heavy	10,953	4,381
– offshore	24,145	30,486
– synthetic	7,795	12,527
United Kingdom	8,225	11,680
Ecuador	8,441	7,625
Malaysia	15,875	8,045
Discontinued operations	—	7,298

Net natural gas sold – thousands of cubic feet per day	112,502	212,555
Continuing operations	112,502	124,160
United States	90,798	98,515
Canada	11,851	14,564
United Kingdom	9,853	11,081
Discontinued operations	—	88,395

Total net hydrocarbons produced – equivalent barrels per day (1)	127,488	137,852
Total net hydrocarbons sold – equivalent barrels per day (1)	127,644	136,904

Total net hydrocarbons produced from continuing operations – equivalent barrels per day (1)	127,488	115,821
Total net hydrocarbons sold from continuing operations – equivalent barrels per day (1)	127,644	114,873

Weighted average sales prices
Crude oil and condensate – dollars per barrel (2)
United States	$42.35	31.77
Canada (3) – light	46.92	33.59
– heavy (4)	14.68	16.63
– offshore	43.61	31.54
– synthetic	52.48	34.56
United Kingdom	47.72	31.61
Malaysia	43.31	34.82
Ecuador	26.77	23.68

Natural gas – dollars per thousand cubic feet
United States (2)	$6.79	5.97
Canada (3)	6.10	5.29
United Kingdom (3)	5.48	4.72

(1)	Natural gas converted on an energy equivalent basis of 6:1
(2)	Includes intracompany transfers at market prices.
(3)	U.S. dollar equivalent.
(4)	Includes the effects of the Company’s 2005 hedging program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

CONTINUING OIL AND GAS OPERATING RESULTS (unaudited)

(Millions of dollars)	United States	Canada	United Kingdom	Ecuador	Malaysia	Other	Synthetic Oil – Canada	Total
Three Months Ended March 31, 2005
Oil and gas sales and other operating revenues	$182.7	118.8	40.3	20.3	62.1	.9	36.8	461.9
Production expenses	24.0	13.9	3.7	5.7	6.8	—	20.6	74.7
Depreciation, depletion and amortization	26.3	31.8	5.9	4.5	12.3	—	2.9	83.7
Accretion of asset retirement obligations	1.1	.8	.4	—	.1	.1	.1	2.6
Exploration expenses
Dry holes	15.6	—	—	—	15.0	20.7	—	51.3
Geological and geophysical	8.1	.3	—	—	1.6	—	—	10.0
Other	.7	.1	.1	—	—	1.1	—	2.0

	24.4	.4	.1	—	16.6	21.8	—	63.3
Undeveloped lease amortization	5.8	.8	—	—	—	.4	—	7.0

Total exploration expenses	30.2	1.2	.1	—	16.6	22.2	—	70.3

Selling and general expenses	4.2	2.3	.9	.1	2.1	2.6	.2	12.4
Income tax provisions	35.0	22.2	12.3	4.8	14.5	.3	4.2	93.3

Results of operations (excluding corporate overhead and interest)	$61.9	46.6	17.0	5.2	9.7	(24.3)	8.8	124.9

Three Months Ended March 31, 2004
Oil and gas sales and other operating revenues	$131.3	103.1	38.4	16.4	25.6	1.0	39.4	355.2
Production expenses	17.9	9.2	6.4	7.9	2.7	—	19.7	63.8
Depreciation, depletion and amortization	16.9	25.9	7.3	2.9	5.3	—	2.7	61.0
Accretion of asset retirement obligations	.9	.7	.7	—	.1	.1	.1	2.6
Exploration expenses
Dry holes	28.6	—	—	—	13.4	.1	—	42.1
Geological and geophysical	1.3	.7	—	—	.1	.2	—	2.3
Other	.4	.2	.1	—	—	.1	—	.8

	30.3	.9	.1	—	13.5	.4	—	45.2
Undeveloped lease amortization	3.3	.6	—	—	—	—	—	3.9

Total exploration expenses	33.6	1.5	.1	—	13.5	.4	—	49.1

Selling and general expenses	5.8	2.4	.8	.1	1.3	2.2	.2	12.8
Income tax provisions (benefits)	19.7	20.9	9.3	2.6	6.7	(.1)	5.6	64.7

Results of operations (excluding corporate overhead and interest)	$36.5	42.5	13.8	2.9	(4.0)	(1.6)	11.1	101.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Refining and Marketing

Results of refining and marketing operations are presented below by geographic segment.

	Income (Loss)
	Three Months Ended March 31,
(Millions of dollars)	2005	2004
Refining and marketing
North America	$(8.3)	(10.5)
United Kingdom	2.8	4.1

Total	$(5.5)	(6.4)

Refining and marketing operations in North America reported a loss of $8.3 million during the first quarter of 2005 compared to a loss of $10.5 million in the same period a year ago. The smaller loss was primarily attributable to better performance and margins at the Meraux refinery. However, margins for the Company’s U.S. retail gasoline system were lower and were hurt by rising wholesale gasoline prices during much of the current period. The first quarter 2004 results included a net after-tax gain of $3 million from sale of the Company’s jointly owned terminals in the U.S. Refining and marketing operations in the U.K. earned $2.8 million in the 2005 period, down from a $4.1 million profit in the same quarter of 2004, with the weaker results based on operating margins that were squeezed by higher crude prices during the 2005 period. Worldwide refinery inputs were 182,304 barrels per day in the first quarter of 2005 compared to 170,888 barrels per day in the 2004 quarter. The 2005 quarter was higher primarily due to better performance at the Company’s Meraux refinery. Petroleum product sales were 357,044 barrels per day, up from 301,718 a year ago. The Company was operating 118 more gasoline stations at Wal-Mart sites at March 31, 2005 compared to March 31, 2004.

Selected operating statistics for the three-month periods ended March 31, 2005 and 2004 follow.

	Three Months Ended March 31,
	2005	2004
Refinery inputs – barrels per day	182,304	170,888
North America	143,742	135,035
United Kingdom	38,562	35,853

Petroleum products sold – barrels per day	357,044	301,718
North America	318,410	266,630
Gasoline	210,838	183,480
Kerosine	10,874	8,307
Diesel and home heating oils	68,630	58,522
Residuals	23,194	13,076
Asphalt, LPG and other	4,874	3,245
United Kingdom	38,634	35,088
Gasoline	10,436	12,472
Kerosine	2,833	3,294
Diesel and home heating oils	17,509	12,944
Residuals	4,332	4,142
LPG and other	3,524	2,236

Corporate and other

Corporate activities, which include interest income and expense and corporate overhead not allocated to operating functions, reported a loss of $6.2 million in the 2005 quarter compared to a loss of $14.1 million in the first quarter of 2004. The 2005 period included higher interest income related to a settlement of U.S tax matters, higher gains on foreign exchange, and less net interest expense due to a combination of lower average outstanding debt and higher interest capitalized on development projects. These favorable variances were partially offset by more administrative costs, primarily for stock-based compensation associated with a higher Company-share price in the 2005 period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Financial Condition

Net cash provided by continuing operating activities was $206.6 million for the first three months of 2005 compared to $265.7 million during the same period in 2004. Changes in operating working capital other than cash and cash equivalents used cash of $57.3 million in the first quarter of 2005 and provided cash of $75.2 million in the 2004 period.

Other predominant uses of cash in both years were for dividends, which totaled $20.7 million in 2005 and $18.4 million in 2004, and for capital expenditures, which, including amounts expensed, are summarized in the following table.

	Three Months Ended March 31,
(Millions of dollars)	2005	2004
Capital expenditures – continuing operations
Exploration and production	$236.0	164.2
Refining and marketing	34.0	34.1
Corporate and other	1.3	.3

Total capital expenditures – continuing operations	271.3	198.6
Geological, geophysical and other exploration expenses charged to income	(12.0)	(3.1)

Total property additions and dry holes – continuing operations	$259.3	195.5

Working capital (total current assets less total current liabilities) at March 31, 2005 was $401.8 million, down $22.6 million from December 31, 2004. This level of working capital does not fully reflect the Company’s liquidity position, because the lower historical costs assigned to inventories under last-in first-out accounting were $324.6 million below fair value at March 31, 2005.

At March 31, 2005, long-term notes payable of $597.8 million and long-term nonrecourse debt of a subsidiary of $15.5 million were virtually unchanged from December 31, 2004. A summary of capital employed at March 31, 2005 and December 31, 2004 follows.

(Millions of dollars)	March 31, 2005		Dec. 31, 2004
	Amount	%	Amount	%
Capital Employed
Notes payable	$597.8	17.9	$597.7	18.3
Nonrecourse debt of a subsidiary	15.5	.5	15.6	.5
Stockholders’ equity	2,728.5	81.6	2,649.2	81.2

Total capital employed	$3,341.8	100.0	$3,262.5	100.0

Accounting and Other Matters

The FASB has issued FASB Staff Position (FSP) 19-1 to provide guidance on the accounting for exploratory well costs and to amend SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to companies that use the successful efforts method of accounting as described in SFAS No. 19. This FSP clarifies that exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating validity of the project. The guidance in this FSP is to be applied beginning in April 2005. The guidance will be applied prospectively to existing and newly-capitalized exploratory well costs. However, any capitalized well costs that do not meet the requirements of the FSP must be written off upon its adoption. The proposed FSP as written requires additional disclosures related to capitalized costs. The Company does not expect the adoption of this FSP to have any effect on its net income.

In October 2004, the President of the United States signed into law the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”). The FASB issued FSP 109-1 in December 2004 to provide guidance on the application of SFAS No. 109, Accounting for Income Taxes, to the provision within the Act that will ultimately provide a tax deduction of up to 9% on qualified production activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Accounting and Other Matters (Contd.)

The tax deduction phases in at 3% beginning in 2005 and reaches 9% in 2010. FSP 109-1 concluded that the deduction should be accounted for as a special deduction in accordance with SFAS 109, whereby the tax benefit is recognized as realized, rather than as a one-time benefit due to a reduction of deferred tax liabilities. This FSP was effective upon issuance. The Company recorded a tax benefit of approximately $.6 million in the three-month period ended March 31, 2005 related to the Act.

The EITF has issued issued EITF 03-13, Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations. The EITF generally believes that current practice with respect to applying the criteria in paragraph 42 of SFAS No. 144 has not been applied consistently and has not resulted in broadening the reporting of asset dispositions as discontinued operations. EITF 03-13 contains further guidance for evaluating the cash flows of the component sold and what constitutes significant continuing involvement. This standard must be applied to all asset disposal transactions occurring after January 1, 2005. In certain industries, EITF 03-13 may lead to more asset disposals being reported as discontinued operations in future periods. However, in the oil and gas industry, it may cause more asset disposals to continue to be classified as continuing operations due to clarification of what constitutes continuing involvement.

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

In March 2005 the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143. This interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143 and when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating whether the adoption of this interpretation will have any effect on its financial statements.

In March 2005, the Emerging Issues Task Force decided in Issue 04-6 that mining operations should account for post-production stripping costs as a variable production cost that should be considered a component of mineral inventory costs. The Company’s synthetic oil operations at Syncrude may be affected by this ruling. The EITF consensus is effective for fiscal years beginning after December 15, 2005 and any adjustment required as of the January 1, 2006 effective application date for the Company will be recorded as a cumulative effect of a change in accounting principle. The Company is currently evaluating the accounting implications of this new EITF consensus.

Murphy holds a 20% interest in Block 16 Ecuador, where the Company and its partners produce oil for export. In 2001, the local tax authorities announced that Value Added Taxes (VAT) paid on goods and services related to Block 16 and many oil fields held by other companies will no longer be reimbursed. In response to this announcement, oil producers have filed actions in the Ecuador Tax Court seeking determination that the VAT in question is reimbursable. In July 2004, international arbitrators ruled that VAT was recoverable by another oil company, but the State of Ecuador responded that it was not bound by this arbitral decision. As of March 31, 2005, the Company has a receivable of approximately $12.3 million related to VAT. Murphy believes that its claim for reimbursement of VAT under applicable Ecuador tax law is valid, and it does not expect that the resolution of this matter will have a material adverse affect on the Company’s net income, financial condition or liquidity in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Outlook

Crude oil and natural gas sales prices have remained strong during April 2005. Production is expected to average approximately 126,000 barrels of oil equivalent per day in the second quarter 2005. Production from the Front Runner field in the deepwater Gulf of Mexico will ramp up during 2005 as new wells are brought on stream. North American refining and marketing margins have strengthened early in the second quarter 2005 compared to the just completed first quarter. The Company currently anticipates total capital expenditures in 2005 of approximately $1.2 billion.

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

Murphy was a party to natural gas price swap agreements at March 31, 2005 for a remaining notional volume of 1.8 million MMBTU that are intended to hedge the financial exposure of its Meraux, Louisiana refinery to fluctuations in the future price of a portion of natural gas to be purchased for fuel in 2005 and 2006. In each month of settlement, the swaps require Murphy to pay an average natural gas price of $3.35 per MMBTU and to receive the average NYMEX price for the final three trading days of the month. At March 31, 2005, the estimated fair value of these agreements was recorded as an asset of $7.8 million. A 10% increase in the average NYMEX price of natural gas would have increased this asset by $1.3 million, while a 10% decrease would have reduced the asset by a similar amount.

At March 31, 2005, the Company was a party to forward sale contracts covering 2,000 barrels per day in blended heavy oil sales during 2005 and 4,000 barrels per day in 2006. The contracts are intended to hedge the financial exposure of the Company’s blended heavy oil sales in Canada during the respective contract period and are priced at $29.00 per barrel in 2005 and $25.23 per barrel in 2006. At March 31, 2005, the estimated fair value of these agreements was recorded as a $21.5 million liability. A 10% increase in the price of Canadian heavy oil at the Hardisty terminal in Canada would have increased this liability by $7.4 million, while a 10% decrease would have decreased this liability by a similar amount.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of its principal executive officer and principal financial officer, controls and procedures have been established by the Company to ensure that material information relating to the Company and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

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

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

On March 5, 2002, two of the Company’s subsidiaries filed suit in the Court of Queen’s Bench, Alberta, against Enron Canada Corp. (Enron) to collect $2.1 million owed to Murphy under canceled gas sales contracts. On May 1, 2002, Enron counterclaimed for $19.8 million allegedly owed by Murphy under those same agreements. By an agreement entered into on May 4, 2005, the parties agreed to a compromise and settlement of the litigation with no admission of liability by either side. The resolution of this matter had no effect on the Company’s net income, financial condition or liquidity in the first quarter of 2005 and is not expected to have a material effect on these measures in any future period.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibit Index on page 24 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

(b)	A report on Form 8-K was filed on January 19, 2005 that included a News Release regarding the Company’s expected results of operations for the quarter ended December 31, 2004.

(c)	A report on Form 8-K was filed on February 2, 2005 that included a News Release announcing the Company’s earnings and certain other financial information for the three-month and twelve-month periods ended December 31, 2004.

(d)	A report on Form 8-K was filed on February 4, 2005 that included: (1) a News Release announcing that Murphy had awarded contracts for the charter of a floating, production, storage and offloading vessel and associated operation and maintenance work as part of the Kikeh area development plan, and (2) the By-Laws of Murphy Oil Corporation as amended effective February 2, 2005.

(e)	A report on Form 8-K was filed on February 11, 2005 that included a News Release announcing that Murphy had awarded the Dry Tree Unit contract for the Kikeh area field development.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY OIL CORPORATION (Registrant)

	By	/s/ JOHN W. ECKART
John W. Eckart, Controller
May 9, 2005 (Date)		(Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.
12.1*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is incorporated by reference within this Form 10-Q.

Exhibits other than those listed above have been omitted since they are either not required or not applicable.