Form 10-Q
period 2005-06-30
MURPHY OIL CORP /DE
filed 2005-08-05
CIK 717423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares of Common Stock, $1.00 par value, outstanding at June 30, 2005 was 184,430,478.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

	(Unaudited)
	June 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$507,733	535,525
Short-term investments in marketable securities	—	17,892
Accounts receivable, less allowance for doubtful accounts of $13,693 in 2005 and $13,962 in 2004	892,351	702,933
Inventories, at lower of cost or market
Crude oil and blend stocks	73,383	71,010
Finished products	169,753	155,295
Materials and supplies	71,920	69,540
Prepaid expenses	30,869	45,771
Deferred income taxes	33,887	31,397

Total current assets	1,779,896	1,629,363

Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $2,250,260 in 2005 and $2,933,214 in 2004	3,918,469	3,685,594
Goodwill, net	42,667	43,582
Deferred charges and other assets	112,933	99,704

Total assets	$5,853,965	5,458,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$31,414	50,727
Accounts payable and accrued liabilities	1,029,314	912,329
Income taxes	218,673	241,935

Total current liabilities	1,279,401	1,204,991

Notes payable	597,825	597,735
Nonrecourse debt of a subsidiary	11,048	15,620
Deferred income taxes	541,526	577,043
Asset retirement obligations	167,299	201,932
Accrued major repair costs	41,326	44,246
Deferred credits and other liabilities	177,149	167,520

Stockholders’ equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	—	—
Common Stock, par $1.00, authorized 450,000,000 shares at June 30, 2005 and 200,000,000 shares at December 31, 2004, issued 186,828,618 shares at June 30, 2005 and 94,613,379 shares at December 31, 2004	186,829	94,613
Capital in excess of par value	434,954	511,045
Retained earnings	2,400,469	1,981,020
Accumulated other comprehensive income	100,000	134,509
Unamortized restricted stock awards	(21,348)	(4,738)
Treasury stock, 2,398,140 shares of Common Stock in 2005 and 2,578,002 shares in 2004, at cost	(62,513)	(67,293)

Total stockholders’ equity	3,038,391	2,649,156

Total liabilities and stockholders’ equity	$5,853,965	5,458,243

See Notes to Consolidated Financial Statements, page 6.

The Exhibit Index is on page 29.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Thousands of dollars except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004*	2005	2004*
REVENUES
Sales and other operating revenues	$2,771,712	2,097,018	5,175,713	3,725,206
Gain on sale of assets	171,613	1,593	171,924	30,800
Interest and other income	6,617	7,114	17,177	9,413

Total revenues	2,949,942	2,105,725	5,364,814	3,765,419

COSTS AND EXPENSES
Crude oil product purchases	1,966,451	1,517,135	3,755,995	2,696,022
Operating expenses	226,787	180,026	430,430	348,436
Exploration expenses, including undeveloped lease amortization	40,010	23,209	110,305	72,358
Selling and general expenses	40,459	33,194	76,764	63,875
Depreciation, depletion and amortization	109,039	82,714	213,793	162,910
Accretion of asset retirement obligations	2,493	2,467	5,132	4,974
Interest expense	11,501	14,179	23,537	28,467
Interest capitalized	(8,755)	(4,814)	(16,322)	(9,066)

Total costs and expenses	2,387,985	1,848,110	4,599,634	3,367,976

Income from continuing operations before income taxes	561,957	257,615	765,180	397,443
Income tax expense	214,164	89,480	304,234	148,612

Income from continuing operations	347,793	168,135	460,946	248,831
Income from discontinued operations, net of tax	—	181,738	—	199,281

NET INCOME	$347,793	349,873	460,946	448,112

INCOME PER COMMON SHARE – BASIC
Income from continuing operations	$1.89	.91	2.51	1.35
Income from discontinued operations	—	.99	—	1.09

NET INCOME – BASIC	$1.89	1.90	2.51	2.44

INCOME PER COMMON SHARE – DILUTED
Income from continuing operations	$1.85	.90	2.46	1.33
Income from discontinued operations	—	.97	—	1.07

NET INCOME – DILUTED	$1.85	1.87	2.46	2.40

Average common shares outstanding – basic	183,903,885	183,989,400	183,902,337	183,915,930
Average common shares outstanding – diluted	187,682,605	186,682,352	187,586,344	186,506,134

*	Reclassified to conform to 2005 presentation.

See Notes to Consolidated Financial Statements, page 6.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$347,793	349,873	460,946	448,112

Other comprehensive income (loss), net of tax
Cash flow hedges
Net derivative gains (losses)	(5,334)	1,980	(19,301)	4,368
Reclassification adjustments	(415)	(2,366)	(704)	(5,474)

Total cash flow hedges	(5,749)	(386)	(20,005)	(1,106)
Net loss from foreign currency translation	(13,653)	(8,555)	(14,504)	(13,423)

COMPREHENSIVE INCOME	$328,391	340,932	426,437	433,583

See Notes to Consolidated Financial Statements, page 6.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Income from continuing operations	$460,946	248,831
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation, depletion and amortization	213,793	162,910
Provisions for major repairs	19,639	15,177
Expenditures for major repairs and asset retirements	(27,798)	(8,989)
Dry hole costs	60,071	50,596
Amortization of undeveloped leases	12,107	7,608
Accretion of asset retirement obligations	5,132	4,974
Deferred and noncurrent income tax charges	3,774	47,690
Pretax gains from disposition of assets	(171,924)	(30,800)
Net increase in operating working capital other than cash and cash equivalents	(102,494)	(1,848)
Other	(20,879)	(1,265)

Net cash provided by continuing operations	452,367	494,884
Net cash provided by discontinued operations	—	60,272

Net cash provided by operating activities	452,367	555,156

INVESTING ACTIVITIES
Property additions and dry hole costs	(576,402)	(398,148)
Proceeds from sales of assets	160,421	40,671
Proceeds from maturities of marketable securities	17,892	—
Other – net	(6,259)	(1,302)
Investing activities of discontinued operations:
Sales proceeds	—	582,675
Other	—	(13,529)

Net cash provided (required) by investing activities	(404,348)	210,367

FINANCING ACTIVITIES
Decrease in notes payable	(19,233)	(27,549)
Decrease in nonrecourse debt of a subsidiary	(4,193)	(20,899)
Proceeds from exercise of stock options and employee stock purchase plans	337	1,886
Cash dividends paid	(41,497)	(36,794)
Other	(1,052)	—

Net cash used in financing activities	(65,638)	(83,356)

Effect of exchange rate changes on cash and cash equivalents	(10,173)	12,417

Net increase (decrease) in cash and cash equivalents	(27,792)	694,584
Cash and cash equivalents at January 1	535,525	252,425

Cash and cash equivalents at June 30	$507,733	947,009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid, net of refunds	$265,641	96,988

Interest paid, net of amounts capitalized	6,456	18,357

See Notes to Consolidated Financial Statements, page 6.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2005	2004
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	—	—

Common Stock – par $1.00, authorized 450,000,000 shares at June 30, 2005 and 200,000,000 shares at June 30, 2004, issued 186,828,618 shares at June 30, 2005 and 94,613,379 shares at June 30, 2004
Balance at beginning of period	$94,613	94,613
Two-for-one stock split effective June 3, 2005	92,216	—

Balance at end of period	186,829	94,613

Capital in Excess of Par Value
Balance at beginning of period	511,045	504,809
Exercise of stock options, including income tax benefits	—	229
Restricted stock transactions and other	15,909	4,057
Sale of stock under employee stock purchase plans	216	499
Two-for-one stock split effective June 3, 2005	(92,216)	—

Balance at end period	434,954	509,594

Retained Earnings
Balance at beginning of period	1,981,020	1,357,910
Net income for the period	460,946	448,112
Cash dividends	(41,497)	(36,794)

Balance at end of period	2,400,469	1,769,228

Accumulated Other Comprehensive Income
Balance at beginning of period	134,509	65,246
Foreign currency translation losses, net of income taxes	(14,504)	(13,423)
Cash flow hedging losses, net of income taxes	(20,005)	(1,106)

Balance at end of period	100,000	50,717

Unamortized Restricted Stock Awards
Balance at beginning of period	(4,738)	—
Stock awards	(16,344)	(5,160)
Amortization, forfeitures and changes in price of Common Stock	(266)	(319)

Balance at end of period	(21,348)	(5,479)

Treasury Stock
Balance at beginning of period	(67,293)	(71,695)
Exercise of stock options	—	980
Sale of stock under employee stock purchase plans	121	396
Awarded restricted stock, net of forfeitures	4,659	2,226

Balance at end of period	(62,513)	(68,093)

Total Stockholders’ Equity	$3,038,391	2,350,580

See notes to consolidated financial statements, page 6.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 1 through 5 of this Form 10-Q report.

Note A – Interim Financial Statements

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 2004. In the opinion of Murphy’s management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at June 30, 2005, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States. In preparing the financial statements of the Company in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2004 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the six months ended June 30, 2005 are not necessarily indicative of future results.

Note B – Discontinued Operations

The Company sold most of its Western Canadian conventional oil and gas assets (sale properties) in the second quarter 2004 for net proceeds of $583 million. At the time of the sale, the sale properties produced about 20,000 barrels of oil equivalent per day. The operating results from the sale properties have been reported as discontinued operations in 2004.

The following table reflects the results of operations from the sale properties including the 2004 gain on sale.

(Thousands of dollars)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Revenues, including a pretax gain on sale of assets of $190,390	$217,256	269,972
Income before income tax expense	209,214	238,083
Income tax expense	27,476	38,802

Note C – Property, Plant and Equipment

In June 2005, the Company completed the sale of mature oil and natural gas properties on the continental shelf of the Gulf of Mexico for a sale price of approximately $156.3 million after operating adjustments. Total net production from the properties sold amounted to approximately 4,000 barrels of oil equivalent per day during the six-month period ended June 30, 2005, and total net proved reserves at December 31, 2004 were 35.8 billion cubic feet of gas and 1.5 million barrels of oil. The assets sold had a net book value of $33.5 million and an associated asset retirement obligation liability of $44.8 million. The Company recorded a gain before income taxes of approximately $168.9 million on this transaction, which is included in Gain on Sale of Assets on the Consolidated Statement of Income.

During the six months ended June 30, 2004, the Company reported before tax gains of $30.8 million on sale of assets. The primary assets sold were certain natural gas fields onshore U.S. and all but one of the Company’s jointly owned marketing terminals in the United States.

The Financial Accounting Standards Board (FASB) has issued FASB Staff Position (FSP) 19-1 to provide guidance on the accounting for exploratory well costs and to amend Statement of Financial Accounting Standards (SFAS) No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to companies that use the successful efforts method of accounting as described in SFAS No. 19. This FSP clarifies that exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The guidance in this FSP was applied beginning in April 2005. The guidance was applied prospectively to existing and newly-capitalized exploratory well costs. The adoption of this FSP did not have any effect on the Company’s net income or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note C – Property, Plant and Equipment (Contd.)

At June 30, 2005, the Company had total capitalized drilling costs pending the determination of proved reserves of $226.3 million. The following table reflects the net changes in capitalized exploratory well costs during the six-month periods ended June 30, 2005 and 2004.

(Thousands of dollars)	2005	2004
Beginning balance at January 1	$106,105	158,034
Additions to capitalized exploratory well costs pending the determination of proved reserves	120,198	75,096
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	—	—
Capitalized exploratory well costs charged to expense or sold	—	(7,279)

Ending balance at June 30	$226,303	225,851

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling.

(Thousands of dollars)	2005	2004
Capitalized exploratory well costs capitalized for one year or less	$158,745	110,007
Capitalized exploratory well costs capitalized for more than one year but less than two years	55,393	115,844
Capitalized exploratory well costs capitalized for more than two years but less than three years	12,165	—

Balance at June 30	$226,303	225,851

Number of projects that have exploratory well costs that have been capitalized for one year or more	5	8

Note D – Employee and Retiree Pension and Postretirement Plans

The Company has defined benefit pension plans that are principally noncontributory and cover most full-time employees. All pension plans are funded except for the U.S. and Canadian nonqualified supplemental plans and the U.S. directors’ plan. All U.S. tax qualified plans meet the funding requirements of federal laws and regulations. Contributions to foreign plans are based on local laws and tax regulations. The Company also sponsors unfunded health care and life insurance benefit plans that cover most retired U.S. employees. The health care benefits are contributory; the life insurance benefits are noncontributory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note D – Employee and Retiree Pension and Postretirement Plans (Contd.)

The table that follows provides the components of net periodic benefit expense for the three-month and six-month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30,
	2005	2004	2005	2004
(Thousands of dollars)	Pension Benefits		Postretirement Benefits
Service cost	$2,471	2,315	494	316
Interest cost	5,274	4,929	933	856
Expected return on plan assets	(5,006)	(4,726)	—	—
Amortization of prior service cost	67	(68)	(71)	(180)
Amortization of transitional asset	(1)	101	—	—
Recognized actuarial loss	1,406	1,069	360	455

	4,211	3,620	1,716	1,447
Settlement gain	—	(534)	—	—

Net periodic benefit expense	$4,211	3,086	1,716	1,447

	Six Months Ended June 30,
	2005	2004	2005	2004
(Thousands of dollars)	Pension Benefits		Postretirement Benefits
Service cost	$4,579	4,677	940	678
Interest cost	9,629	9,889	1,774	1,838
Expected return on plan assets	(9,147)	(9,492)	—	—
Amortization of prior service cost	118	(139)	(135)	(386)
Amortization of transitional asset	(32)	203	—	—
Recognized actuarial loss	2,519	2,140	684	978

	7,666	7,278	3,263	3,108
Settlement gain	—	(534)	—	—

Net periodic benefit expense	$7,666	6,744	3,263	3,108

Murphy previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to make required and discretionary contributions totaling $12.1 million to its defined benefit pension plans and $2.9 million to its postretirement benefits plan during 2005. During the six-month period ended June 30, 2005, the Company made contributions of $9 million. Remaining funding in 2005 for the Company’s domestic and foreign defined benefit pension and postretirement plans is currently anticipated to be $6 million.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) will provide prescription drug coverage under Medicare beginning in 2006. Generally, companies that provide qualifying prescription drug coverage that is deemed actuarially equivalent to medicare coverage for retirees aged 65 and above will be eligible to receive a federal subsidy equal to 28% of drug costs between $250 and $5,000 per annum for each covered individual that does not elect to receive coverage under the new prescription drug Medicare Part D. The Company currently provides prescription drug coverage to qualifying retirees under its retiree medical plan. The Company recognized $.7 million and $.4 million in estimated benefits related to the Act in the first half of 2005 and 2004, respectively.

Note E – Financing Arrangements

On June 14, 2005, Murphy entered into a five-year $1 billion committed credit facility, whereby the Company and certain wholly-owned subsidiaries may borrow funds from a major banking consortium. The new credit facility replaced two similar committed credit facilities with an aggregate borrowing capacity of $700 million. Borrowings under the new credit facility bear interest at prime or varying cost of fund options. Facility fees are due on the commitments. No amounts had been borrowed under this credit facility as of June 30, 2005.

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

•	Natural Gas Fuel Price Risks – The Company purchases natural gas as fuel at its Meraux, Louisiana and Superior, Wisconsin refineries, and as such, is subject to commodity price risk related to the purchase price of this gas. Murphy has hedged the cash flow risk associated with the cost of a portion of the natural gas it will purchase in 2005 and 2006 by entering into financial contracts known as natural gas swaps with a remaining notional volume as of June 30, 2005 of 1.4 million MMBTU (million British Thermal Units). Under the natural gas swaps, the Company pays a fixed rate averaging $3.35 per MMBTU and receives a floating rate in each month of settlement based on the average NYMEX price for the final three trading days of the month. Murphy has a risk management control system to monitor natural gas price risk attributable both to forecasted natural gas requirements and to Murphy’s natural gas swaps. The control system involves using analytical techniques, including various correlations of natural gas purchase prices to future prices, to estimate the impact of changes in natural gas fuel prices on Murphy’s cash flows. The fair value of the effective portions of the natural gas swaps and changes thereto is deferred in Accumulated Other Comprehensive Income (AOCI) and is subsequently reclassified into Crude Oil and Product Purchases in the income statements in the periods in which the hedged natural gas fuel purchases affect earnings. During the six-month periods ended June 30, 2005 and 2004, the Company received approximately $2.3 million and $9.9 million, respectively, for maturing swap agreements. For the three-month and six-month periods ended June 30, 2005 and 2004, the income effect from cash flow hedging ineffectiveness for these contracts was insignificant.

•	Crude Oil Sales Price Risks – The sales price of crude oil produced by the Company is subject to commodity price risk. Murphy has hedged the cash flow risk associated with the sales price for a portion of its Canadian heavy oil production during 2005 and 2006 by entering into forward sale contracts covering a notional volume of approximately 2,000 barrels per day in 2005 and 4,000 barrels per day in 2006. The Company will pay the average of the posted price for blended heavy oil at the Hardisty terminal in Canada for each month and receive at that location a fixed price of $29.00 per barrel in 2005 and $25.23 per barrel in 2006. Murphy has a risk management control system to monitor crude oil price risk attributable both to forecasted crude oil sales prices and to Murphy’s hedging instruments. The control system involves using analytical techniques, including various correlations of crude oil sales prices to future prices, to estimate the impact of changes in crude oil prices on Murphy’s cash flows from the sale of heavy crude oil. The fair values of the effective portions of the crude oil hedges and changes thereto are deferred in AOCI and are subsequently reclassified into Sales and Other Operating Revenues in the income statement in the periods in which the hedged crude oil sales affect earnings. In the first half of 2005, cash flow hedging ineffectiveness relating to the crude oil sales swaps reduced Murphy’s after-tax earnings by less than $.1 million. During the six-month period ended June 30, 2005 the Company paid approximately $1.1 million for settlement of maturing forward sale contracts. The fair value of the crude oil sales swaps are based on the average fixed price of the instruments and the published NYMEX index futures price or crude oil price quotes from counterparties.

•	Interest Rate Risks – When Murphy borrows under existing credit facilities, it enters into variable-rate debt obligations that expose the Company to the effects of changes in interest rates. To partially reduce its exposure to interest rate risk, Murphy had interest rate swap agreements with notional amounts totaling $30 million at June 30, 2004 to hedge fluctuations in cash flows of a similar amount of variable rate debt. The swaps matured in October 2004. Under the interest rate swaps, the Company paid fixed rates averaging 6.06% over their composite lives and received variable rates which averaged 1.16% at June 30, 2004. For the period ended June 30, 2004, the income effect from cash flow hedging ineffectiveness of interest rates was insignificant.

During the next twelve months, the Company expects to reclassify approximately $8.3 million in net after-tax losses from AOCI into earnings as the forecasted transactions covered by hedging instruments actually occur. All forecasted transactions currently being hedged are expected to occur by December 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note G – Earnings per Share and Stock Options

Net income was used as the numerator in computing both basic and diluted income per Common share for the three-month and six-month periods ended June 30, 2005 and 2004. All share amounts and per share amounts for all periods reflect the two-for-one stock split effective June 3, 2005. The following table reconciles the weighted-average shares outstanding used for these computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Weighted-average shares)	2005	2004	2005	2004
Basic method	183,903,885	183,989,400	183,902,337	183,915,930
Dilutive stock options	3,778,720	2,692,952	3,684,007	2,590,204

Diluted method	187,682,605	186,682,352	187,586,344	186,506,134

There were no antidilutive options for the three-month and six-month periods ended June 30, 2005 and 2004.

The Company uses the intrinsic-value based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock options. Under this method, the Company accrues costs of restricted stock and any stock option deemed to be variable in nature over the vesting/performance period and adjusts such costs for changes in the fair market value of Common Stock. No compensation expense is recorded for fixed stock options since all option prices have been equal to or greater than the fair market value of the Company’s stock on the date of grant. The FASB has issued SFAS No. 123 (revised 2004), Share Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (revised 2004) requires that the cost resulting from all share-based payment transactions be recognized as an expense in the financial statements using a fair-value-based measurement method over the periods that the awards vest. In April 2005, the Securities and Exchange Commission adopted a new rule allowing this statement implementation for the Company to be deferred until January 1, 2006. The Company is currently evaluating which fair value measurement method to use in 2006 and whether to use the modified retrospective application or modified prospective application upon adoption. Had the Company recorded compensation expense for stock options as prescribed by SFAS No. 123, net income and earnings per share for the three-month and six-month periods ended June 30, 2005 and 2004, would be the pro forma amounts shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars except per share data)	2005	2004	2005	2004
Net income – As reported	$347,793	349,873	460,946	448,112
Restricted stock compensation expense included in income, net of tax	1,412	317	2,573	511
Total stock-based compensation expense using fair value method for all awards, net of tax	(2,982)	(1,537)	(5,583)	(3,021)

Net income – Pro forma	$346,223	348,653	457,936	445,602

Net income per share – As reported, basic	$1.89	1.90	2.51	2.44
Pro forma, basic	1.88	1.89	2.49	2.42
As reported, diluted	1.85	1.87	2.46	2.40
Pro forma, diluted	1.84	1.87	2.44	2.39

In the first quarter 2005, the Company granted 935,000 options with an exercise price of $45.225 per share, and also granted 358,950 additional shares of performance-based and time-based restricted stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note H – Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income on the Consolidated Balance Sheets at June 30, 2005 and December 31, 2004 are presented in the following table.

(Thousands of dollars)	June 30, 2005	December 31, 2004
Foreign currency translation gain	$153,158	167,662
Cash flow hedging, net	(15,423)	4,582
Minimum pension liability, net	(37,735)	(37,735)

Accumulated other comprehensive income	$100,000	134,509

The effect of SFAS Nos. 133/138, Accounting for Derivative Investments and Hedging Activities, decreased AOCI for the six months ended June 30, 2005 by $20 million, net of $8.6 million in income taxes, and hedging ineffectiveness was not significant. The AOCI decrease in the first half of 2005 was primarily related to the change in fair value of blended heavy oil forward sales contracts described in Note F. Derivative instruments decreased AOCI for the six months ended June 30, 2004 by $1.1 million, net of $.6 million in income taxes, and hedging ineffectiveness increased income by $.3 million, net of $.1 million in income taxes.

Note I – Environmental Contingencies

In addition to being subject to numerous laws and regulations intended to protect the environment and/or impose remedial obligations, the Company is also involved in personal injury and property damage claims, allegedly caused by exposure to or by the release or disposal of materials manufactured or used in the Company’s operations. The Company operates or has previously operated certain sites and facilities, including three refineries, five terminals, and approximately 80 service stations for which known or potential obligations for environmental remediation exist. In addition the Company operates or has operated numerous oil and gas fields that may require some form of remediation, which is generally provided for within the Company’s asset retirement obligation liability.

The Company’s liability for remedial obligations includes certain amounts that are based on anticipated regulatory approval for proposed remediation of former refinery waste sites. Although regulatory authorities may require more costly alternatives than the proposed processes, the cost of such potential alternative processes is not expected to exceed the accrued liability by a material amount.

The U.S. Environmental Protection Agency (EPA) currently considers the Company a Potentially Responsible Party (PRP) at two Superfund sites. The potential total cost to all parties to perform necessary remedial work at these sites may be substantial. Based on currently available information, the Company believes that it is a de minimis party as to ultimate responsibility at both Superfund sites. The Company has not recorded a liability for remedial costs on Superfund sites. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at the two sites or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up the two Superfund sites will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs to be incurred at known or currently unidentified sites is not expected to have a material adverse effect on its net income, financial condition or liquidity in a future period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note J – Other Contingencies

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

In December 2000, two of the Company’s Canadian subsidiaries, Murphy Oil Company Ltd. (MOCL) and Murphy Canada Exploration Company (MCEC) as plaintiffs filed an action in the Court of Queen’s Bench of Alberta seeking a constructive trust over oil and gas leasehold rights to Crown lands in British Columbia. The suit alleges that the defendants, The Predator Corporation Ltd. and Predator Energies Partnership (collectively Predator) and Ricks Nova Scotia Co. (Ricks), acquired the lands after first inappropriately obtaining confidential and proprietary data belonging to the Company and its partner. In January 2001, Ricks, representing an undivided 75% interest in the lands in question, settled its portion of the litigation by conveying its interest to the Company and its partner at cost. In 2001, Predator, representing the remaining undivided 25% of the lands in question, filed a counterclaim, as subsequently amended, against MOCL and MCEC and MOCL’s President individually seeking compensatory damages of C$3.61 billion. In September 2004 the court summarily dismissed all claims against MOCL’s president and all but C$356 million of the counterclaim against the Company; however, this dismissal order is currently on appeal. The Company believes that the counterclaim is without merit, that the amount of damages sought is frivolous and the likelihood of a material loss to the Company is remote. It is anticipated that a trial concerning the 25% disputed interest and any remaining issues will commence in 2006. While the litigation is in the discovery stage and no assurance can be given about the outcome, the Company does not believe that the ultimate resolution of this suit will have a material adverse effect on its net income, financial condition or liquidity in a future period. In the unlikely event that Predator were to prevail in its counterclaim in an amount approaching the damages sought, Murphy would incur a material expense in its consolidated statement of income and would have a material effect on its financial condition and liquidity.

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

On March 5, 2002, two of the Company’s subsidiaries filed suit in the Court of Queen’s Bench, Alberta, against Enron Canada Corp. (Enron) to collect $2.1 million owed to Murphy under canceled gas sales contracts. On May 1, 2002, Enron counterclaimed for $19.8 million allegedly owed by Murphy under those same agreements. By an agreement entered into on May 4, 2005, the parties agreed to a compromise and settlement of the litigation with no admission of liability by either side. The resolution of this matter had an insignificant effect on the Company’s net income and financial condition in the first half of 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note J – Other Contingencies (Contd.)

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

In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At June 30, 2005, the Company had contingent liabilities of $8.5 million under a financial guarantee and $104.2 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to the guarantee and letters of credit because it believes that the likelihood of having these drawn is remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note K – Business Segments

		Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
(Millions of dollars)	Total Assets at June 30, 2005	External Revenues	Inter- segment Revenues	Income (Loss)	External Revenues	Inter- segment Revenues	Income (Loss)
Exploration and production*
United States	$894.5	366.8	—	187.9	131.7	—	47.7
Canada	1,385.4	179.0	14.7	78.6	130.9	17.6	64.5
United Kingdom	169.8	48.5	—	20.7	41.7	—	15.8
Ecuador	139.4	22.7	—	7.3	13.7	—	3.8
Malaysia	661.1	60.9	—	2.2	43.9	—	10.6
Other	34.5	.9	—	(6.8)	.6	—	(2.6)

Total	3,284.7	678.8	14.7	289.9	362.5	17.6	139.8

Refining and marketing
North America	1,609.7	2,129.0	—	59.7	1,564.1	—	27.4
United Kingdom	388.4	135.5	—	7.7	172.0	—	12.1

Total	1,998.1	2,264.5	—	67.4	1,736.1	—	39.5

Total operating segments	5,282.8	2,943.3	14.7	357.3	2,098.6	17.6	179.3
Corporate and other	571.2	6.6	—	(9.6)	7.1	—	(11.2)

Total from continuing operations	5,854.0	2,949.9	14.7	347.7	2,105.7	17.6	168.1
Discontinued operations	—	—	—	—	—	—	181.8

Total	$5,854.0	2,949.9	14.7	347.7	2,105.7	17.6	349.9

		Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
(Millions of dollars)		External Revenues	Inter- segment Revenues	Income (Loss)	External Revenues	Inter- segment Revenues	Income (Loss)
Exploration and production*
United States		$549.5	—	249.8	263.0	—	84.2
Canada		323.6	25.7	134.0	255.0	36.0	118.1
United Kingdom		88.8	—	37.7	80.1	—	29.6
Ecuador		43.0	—	12.5	30.1	—	6.7
Malaysia		123.0	—	11.9	69.5	—	6.6
Other		1.8	—	(31.1)	1.6	—	(4.2)

Total		1,129.7	25.7	414.8	699.3	36.0	241.0

Refining and marketing
North America		3,887.4	—	51.4	2,751.9	—	16.9
United Kingdom		330.5	—	10.5	304.8	—	16.2

Total		4,217.9	—	61.9	3,056.7	—	33.1

Total operating segments		5,347.6	25.7	476.7	3,756.0	36.0	274.1
Corporate and other		17.2	—	(15.8)	9.4	—	(25.3)

Total from continuing operations		5,364.8	25.7	460.9	3,765.4	36.0	248.8
Discontinued operations		—	—	—	—	—	199.3

Total		$5,364.8	25.7	460.9	3,765.4	36.0	448.1

*	Additional details about results of oil and gas operations are presented in the tables on page 20.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note L – Accounting Matters

In October 2004 the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”) became law. The FASB issued FSP 109-1 in December 2004 to provide guidance on the application of SFAS No. 109, Accounting for Income Taxes, to the provision within the Act that will ultimately provide a tax deduction of up to 9% on qualified production activities. The tax deduction phases in at 3% beginning in 2005 and reaches 9% in 2010. FSP 109-1 concluded that the deduction should be accounted for as a special deduction in accordance with SFAS 109, whereby the tax benefit is recognized as realized, rather than as a one-time benefit due to a reduction of deferred tax liabilities. This FSP was effective upon issuance. The Company recorded a tax benefit of approximately $2.4 million in the six-month period ended June 30, 2005 related to the Act.

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

SFAS No. 151, Inventory Costs, was issued by the FASB in November 2004. This statement amends Accounting Research Bulletin No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges, and it also requires that allocation of fixed production overheads be based on the normal capacity of the related production facilities. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provisions of this statement will be applied prospectively. The Company does not expect the adoption of this statement to have a significant impact on its results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Murphy’s net income in the second quarter of 2005 was $347.7 million, $1.85 per diluted share, compared to net income of $349.9 million, $1.87 per diluted share, in the second quarter of 2004. Net income in the current period included an after-tax gain of $106.8 million on sale of mature oil and gas properties on the continental shelf of the Gulf of Mexico. Excluding the gain on property sale, normalized earnings in the second quarter 2005 were at record levels. Net income in the 2004 period included income from discontinued operations of $181.8 million, $.97 per diluted share, $166.7 million of which was an after-tax gain on sale of most conventional oil and gas assets in Western Canada. For the first six months of 2005, net income totaled $460.9 million, $2.46 per diluted share, compared to $448.1 million, $2.40 per diluted share, for the 2004 period. Murphy’s net income by operating segment is presented below.

	Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2005	2004	2005	2004
Exploration and production	$289.9	139.8	414.8	241.0
Refining and marketing	67.4	39.5	61.9	33.1
Corporate	(9.6)	(11.2)	(15.8)	(25.3)

Income from continuing operations	347.7	168.1	460.9	248.8
Income from discontinued operations, net of tax	—	181.8	—	199.3

Net income	$347.7	349.9	460.9	448.1

In the current quarter, the Company’s exploration and production operations earned $289.9 million, an increase of $150.1 million from $139.8 million earned in the 2004 period. The earnings improvement in 2005 was primarily caused by a $106.8 million after-tax gain on sale of oil and gas properties in the Gulf of Mexico, higher oil and gas sales prices and higher oil sales volumes. These were somewhat offset by higher exploration expense and lower natural gas sales volumes in the 2005 quarter. Exploration expenses were $40 million in the second quarter of 2005 compared to $23.2 million in the same period of 2004, with the increase mostly due to higher 3-D seismic programs and dry hole costs in Malaysia and expenses associated with exploration activities in 2005 in the Republic of Congo. The Company’s refining and marketing operations generated a record quarterly profit of $67.4 million in the second quarter of 2005 compared to a profit of $39.5 million for the three months ended June 30, 2004. The improvement was due to significantly better refining margins in the United States in the current quarter. The after-tax costs of the corporate function were $9.6 million in the 2005 second quarter compared to $11.2 million in the 2004 quarter as lower net interest expense and higher foreign exchange gains more than offset higher administrative expenses in 2005.

For the first six months of 2005, income from continuing operations was $460.9 million, $2.46 per diluted share, compared to $248.8 million, $1.33 per diluted share, for the first half of 2004. Income from both exploration and production and refining and marketing businesses improved in 2005. The Company’s exploration and production continuing operations earned $414.8 million in the first half of 2005 and $241 million in the same period of 2004. The earnings improvement in 2005 was caused by a $106.8 million after-tax gain on sale of oil and gas properties in the Gulf of Mexico, higher oil and natural gas sales prices and higher oil sales volumes, partially offset by lower natural gas sales volumes and higher exploration expenses. Exploration expenses were $110.3 million in 2005 compared to $72.3 million in 2004, with the increase in the 2005 period mostly due to higher dry hole and 3-D seismic costs in Malaysia, and expenses associated with exploration activities in 2005 in the Republic of Congo. The Company’s refining and marketing operations generated income of $61.9 million in the first six months of 2005, compared to $33.1 million in the 2004 period. The improved current year result was based on stronger U.S. refining margins in 2005. Corporate after-tax costs were $15.8 million in the 2005 period compared to costs of $25.3 million in the 2004 period. Lower net interest expenses and higher foreign exchange gains in 2005 were partially offset by higher administrative costs in the current period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production

Results of continuing exploration and production operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2005	2004	2005	2004
Exploration and production
United States	$187.9	47.7	249.8	84.2
Canada	78.6	64.5	134.0	118.1
United Kingdom	20.7	15.8	37.7	29.6
Ecuador	7.3	3.8	12.5	6.7
Malaysia	2.2	10.6	11.9	6.6
Other International	(6.8)	(2.6)	(31.1)	(4.2)

Total	$289.9	139.8	414.8	241.0

Exploration and production operations in the United States reported earnings of $187.9 million in the second quarter of 2005 compared to earnings of $47.7 million a year ago. This improvement was primarily caused by the $106.8 million after-tax gain on sale of oil and gas properties in the Gulf of Mexico, higher oil and natural gas sales prices and higher oil sales volumes due to the start-up of the Front Runner field in deepwater Gulf of Mexico in the fourth quarter of 2004. Production expense increased due to higher oil sales volumes and higher workover costs. Depreciation expense increased mostly due to the higher crude oil sales volumes. Natural gas sales volumes decreased in the most recent quarter primarily due to production lost during downtime subsequent to Hurricane Ivan at Viosca Knoll Block 783 (Tahoe field) and lower production from fields in the Gulf of Mexico that were sold in June 2005. All Tahoe wells were back on production at the end of June 2005.

Continuing operations in Canada earned $78.6 million this quarter compared to $64.5 million a year ago. This increase was the result of higher crude oil and natural gas sales prices and higher crude oil sales volumes. Production and depreciation expenses increased due to more crude oil sales volumes for higher-cost heavy oil. Additionally, production expense for the Company’s synthetic oil operation increased due to higher repair and natural gas costs. Heavy oil prices did not increase in proportion to lighter oil prices in the 2005 period compared to 2004 due to a wider price differential between light and heavy oil in the 2005 period.

The Company sold most of its conventional oil and gas assets in Western Canada in the second quarter of 2004 for net cash proceeds of $582.7 million, which generated an after-tax gain in discontinued operations of $166.7 million. The operating results of those sold assets have been reported as discontinued operations for all 2004 periods presented.

U.K. operations earned $20.7 million in the current quarter, up from $15.8 million in the prior year. The improvement was primarily due to higher crude oil sales prices in the 2005 period compared to the 2004 quarter and were partially offset by lower oil sales volumes following the 2004 sale of the “T” Block field. Production expenses and depreciation expense declined in the most recent quarter due to lower sales volumes.

Operations in Ecuador earned $7.3 million in the second quarter of 2005 compared to $3.8 million a year ago. The increase was the result of higher sales prices and sales volumes in the 2005 period. Production expenses were slightly lower in the 2005 period due to the Company’s new transportation and marketing arrangements. Depreciation expense increased in the 2005 period due to higher sales volumes. The Company has thus far achieved no settlement with the other owners related to the Company’s entitlement of approximately 1.5 million barrels that were withheld by the operator in 2004 during a dispute over Murphy’s new transportation and marketing arrangement. Settlement negotiations are ongoing.

Operations in Malaysia reported earnings of $2.2 million in the 2005 period compared to income of $10.6 million during the same period in 2004. The decrease in Malaysia was primarily due to higher exploration expenses, a significant portion of which have no recorded tax benefit, which more than offset increased oil sales prices and volumes in the 2005 period versus the 2004 period.

Other international operations reported a loss of $6.8 million in the second quarter of 2005 compared to a loss of $2.6 million in the comparable period a year ago. Exploration expenses in the Republic of Congo were the primary cause of the higher loss in the 2005 period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

On a worldwide basis, the Company’s crude oil and condensate prices averaged $43.10 per barrel in the second quarter 2005 compared to $34.14 in the 2004 period. Average crude oil and liquids production from continuing operations was a record 111,030 barrels per day in the second quarter of 2005 compared to 97,375 barrels per day in the second quarter of 2004, with the increase primarily attributable to production at the Front Runner field in the deepwater Gulf of Mexico, which commenced production in the fourth quarter of 2004, and higher heavy oil production at the Seal area in Western Canada. Crude oil sales volumes from continuing operations averaged 114,526 barrels per day in the second quarter 2005 compared to 99,819 barrels per day in the 2004 period. North American natural gas sales prices averaged $7.25 per thousand cubic feet (MCF) in the most recent quarter compared to $6.22 per MCF in the same quarter of 2004. Natural gas sales volumes from continuing operations averaged 107 million cubic feet a day in the second quarter 2005, down 16 million cubic feet per day from the 2004 quarter primarily due to production lost during downtime subsequent to Hurricane Ivan at Viosca Knoll Block 783 (Tahoe field) and lower production from fields in the Gulf of Mexico that were sold in June 2005.

Operations in the United States for the six months ended June 30, 2005 produced income of $249.8 million compared to income of $84.2 million in 2004. The improvement was primarily due to a $106.8 million after-tax gain on sale of oil and gas properties in the Gulf of Mexico, higher oil and natural gas sales prices and higher oil sales volumes due to the start-up of the Front Runner field in the deepwater Gulf of Mexico in the fourth quarter of 2004. Production expense increased due to higher oil sales volume and higher workover costs. Depreciation expense increased due to the higher crude oil sales volumes. Natural gas sales volumes declined due to lower sales volumes from Gulf of Mexico fields sold in June 2005 and production lost during downtime at the Tahoe field following Hurricane Ivan.

In the first half of 2005, Canadian continuing operations earned $134 million compared to $118.1 million a year ago. Higher sales prices for oil and natural gas were partially offset by lower natural gas sales volumes. Lower realized Canadian heavy oil prices in 2005 led to lower profits on heavy oil operations in the 2005 period. Production and depreciation expenses increased due to more crude oil sales volumes for higher-cost heavy oil. Additionally, production expenses for synthetic oil operations increased $5.1 million in the current period primarily due to higher repair and natural gas costs.

Income in the U.K. for the six-month period ended June 30, 2005 was $37.7 million compared to $29.6 million a year ago. The increase was due to higher sales prices of crude oil in the 2005 period, partially offset by lower sales volumes in the current period following the sale in 2004 of the “T” Block field. Production expenses and depreciation expense decreased due to the lower sales volumes.

For the first six months of 2005, earnings in Ecuador were $12.5 million compared to $6.7 million for the 2004 period. Higher crude oil sales prices and lower production expenses in the first half of 2005 were partially offset by higher depreciation expense. Production expenses were slightly lower in the 2005 period due to the Company’s new transportation and marketing arrangements effective in the second half of 2004.

Malaysia operations earned $11.9 million in the first half of 2005 compared to earnings of $6.6 million a year ago. The improvement in 2005 earnings was primarily due to higher crude oil sales volumes and prices, partially offset by increased dry hole and geological and geophysical expenses, the latter of which increased due to an extensive 3-D seismic program in the 2005 period.

Other international operations reported a loss of $31.1 million in the first six months of 2005 compared to a loss of $4.2 million in the 2004 period. The higher loss was primarily due to expensing two dry holes in the Republic of Congo in the 2005 period.

For the first six months of 2005, the Company’s sales price for crude oil and condensate averaged $41.55 per barrel compared to $32.58 per barrel in 2004. Crude oil and condensate production from continuing operations in the first half of 2005 averaged 109,892 barrels per day compared to 96,255 barrels per day a year ago. The increase was mostly attributable to higher production in the deepwater Gulf of Mexico at the Front Runner and Medusa fields and in Malaysia at the West Patricia field. The average sales price for North American natural gas in the first six months of 2005 was $6.98 per MCF, up from $6.05 in 2004. Natural gas sales volume from continuing operations were down from 124 million cubic feet per day in 2004 to 110 million cubic feet per day in 2005, with the decline due to lower sales volumes from Gulf of Mexico fields sold in June 2005 and production lost during downtime at the Tahoe field following Hurricane Ivan.

Additional details about results of oil and gas operations are presented in the tables on page 20.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

Selected operating statistics for the three-month and six-month periods ended June 30, 2005 and 2004 follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net crude oil, condensate and gas liquids produced – barrels per day	111,030	102,384	109,892	102,408
Continuing operations	111,030	97,375	109,892	96,255
United States	32,631	23,230	32,723	20,968
Canada – light	523	680	583	706
– heavy	11,340	4,654	11,148	4,518
– offshore	25,036	27,911	25,020	28,396
– synthetic	11,562	11,353	9,689	11,940
United Kingdom	9,653	12,225	9,181	11,953
Malaysia	12,740	9,591	13,954	10,006
Ecuador	7,545	7,731	7,594	7,768
Discontinued operations	—	5,009	—	6,153

Net crude oil, condensate and gas liquids sold – barrels per day	114,526	104,828	111,727	103,153
Continuing operations	114,526	99,819	111,727	97,000
United States	32,631	23,230	32,723	20,968
Canada – light	523	680	583	706
– heavy	11,340	4,654	11,148	4,518
– offshore	24,769	28,687	24,459	29,587
– synthetic	11,562	11,353	9,689	11,940
United Kingdom	10,352	12,864	9,295	12,271
Malaysia	15,948	12,569	15,912	10,307
Ecuador	7,401	5,782	7,918	6,703
Discontinued operations	—	5,009	—	6,153

Net natural gas sold – thousands of cubic feet per day	106,908	160,747	109,689	186,651
Continuing operations	106,908	123,025	109,689	123,593
United States	89,223	103,673	90,006	101,094
Canada	10,599	14,637	11,222	14,601
United Kingdom	7,086	4,715	8,461	7,898
Discontinued operations	—	37,722	—	63,058

Total net hydrocarbons produced – equivalent barrels per day (1)	128,848	129,175	128,174	133,517
Total net hydrocarbons sold – equivalent barrels per day (1)	132,344	131,619	130,009	134,262
Total net hydrocarbons produced from continuing operations – equivalent barrels per day (1)	128,848	117,879	128,174	116,854
Total net hydrocarbons sold from continuing operations – equivalent barrels per day (1)	132,344	120,323	130,009	117,599

Weighted average sales prices – Continuing operations
Crude oil and condensate – dollars per barrel (2)
United States	$44.57	33.60	43.46	32.78
Canada (3) – light	50.22	36.08	48.41	34.77
– heavy (4)	17.42	20.08	16.08	18.41
– offshore	49.32	35.13	46.52	33.28
– synthetic	53.95	37.65	53.36	36.03
United Kingdom	48.14	34.53	47.95	33.13
Malaysia (5)	41.93	38.21	42.61	36.88
Ecuador	33.71	25.97	30.03	24.67

Natural gas – dollars per thousand cubic feet
United States (2)	$7.37	6.33	7.08	6.15
Canada (3)	6.26	5.43	6.17	5.36
United Kingdom (3)	4.38	3.09	5.02	4.24

(1)	Natural gas converted on an energy equivalent basis of 6:1.
(2)	Includes intracompany transfers at market prices.
(3)	U.S. dollar equivalent.
(4)	Includes the effects of the Company’s 2005 hedging program.
(5)	Prices in 2005 are net of a contractual payment under the terms of the production sharing contract for Block SK 309.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

CONTINUING OIL AND GAS OPERATING RESULTS

(Millions of dollars)	United States	Canada	United Kingdom	Ecuador	Malaysia	Other	Synthetic Oil – Canada	Total
Three Months Ended June 30, 2005
Oil and gas sales and other revenues	$366.8	136.9	48.5	22.7	60.9	.9	56.8	693.5
Production expenses	26.8	14.2	4.3	5.2	10.4	—	22.0	82.9
Depreciation, depletion and amortization	26.5	31.5	7.6	4.9	13.9	.1	3.1	87.6
Accretion of asset retirement obligations	.9	.9	.4	—	—	.1	.2	2.5
Exploration expenses
Dry holes	1.0	(.7)	(.1)	—	6.7	1.9	—	8.8
Geological and geophysical	4.6	1.3	—	—	14.7	1.6	—	22.2
Other	2.8	.2	.2	—	—	.7	—	3.9

	8.4	.8	.1	—	21.4	4.2	—	34.9
Undeveloped lease amortization	4.0	.7	—	—	—	.4	—	5.1

Total exploration expenses	12.4	1.5	.1	—	21.4	4.6	—	40.0

Selling and general expenses	5.2	2.1	.8	.4	1.9	2.7	.1	13.2
Income tax provisions	107.1	29.2	14.6	4.9	11.1	.2	10.3	177.4

Results of operations (excluding corporate overhead and interest)	$187.9	57.5	20.7	7.3	2.2	(6.8)	21.1	289.9

Three Months Ended June 30, 2004
Oil and gas sales and other revenues	$131.7	109.6	41.7	13.7	43.9	.6	38.9	380.1
Production expenses	21.0	9.0	5.3	5.6	8.4	—	17.8	67.1
Depreciation, depletion and amortization	19.1	23.4	8.2	2.2	8.1	—	2.6	63.6
Accretion of asset retirement obligations	.9	.6	.7	—	—	.1	.1	2.4
Exploration expenses
Dry holes	4.5	(.1)	—	—	4.1	—	—	8.5
Geological and geophysical	2.6	.5	—	—	2.9	.5	—	6.5
Other	2.8	1.4	.2	–	—	.1	—	4.5

	9.9	1.8	.2	—	7.0	.6	—	19.5
Undeveloped lease amortization	3.1	.6	—	—	—	—	—	3.7

Total exploration expenses	13.0	2.4	.2	—	7.0	.6	—	23.2

Selling and general expenses	4.3	3.3	.7	.2	1.1	2.1	.1	11.8
Income tax provisions	25.7	21.0	10.8	1.9	8.7	.4	3.7	72.2

Results of operations (excluding corporate overhead and interest)	$47.7	49.9	15.8	3.8	10.6	(2.6)	14.6	139.8

Six Months Ended June 30, 2005
Oil and gas sales and other revenues	$549.5	255.7	88.8	43.0	123.0	1.8	93.6	1,155.4
Production expenses	50.8	28.1	8.0	10.9	17.2	–	42.6	157.6
Depreciation, depletion and amortization	52.8	63.3	13.5	9.4	26.2	.1	6.0	171.3
Accretion of asset retirement obligations	2.0	1.7	.8	—	.1	.2	.3	5.1
Exploration expenses
Dry holes	16.6	(.7)	(.1)	—	21.7	22.6	—	60.1
Geological and geophysical	12.7	1.6	—	—	16.3	1.6	—	32.2
Other	3.5	.3	.3	—	—	1.8	—	5.9

	32.8	1.2	.2	—	38.0	26.0	—	98.2
Undeveloped lease amortization	9.8	1.5	—	—	—	.8	—	12.1

Total exploration expenses	42.6	2.7	.2	—	38.0	26.8	—	110.3

Selling and general expenses	9.4	4.4	1.7	.5	4.0	5.3	.3	25.6
Income tax provisions	142.1	51.4	26.9	9.7	25.6	.5	14.5	270.7

Results of operations (excluding corporate overhead and interest)	$249.8	104.1	37.7	12.5	11.9	(31.1)	29.9	414.8

Six Months Ended June 30, 2004
Oil and gas sales and other revenues	$263.0	212.7	80.1	30.1	69.5	1.6	78.3	735.3
Production expenses	38.9	18.2	11.7	13.5	11.1	—	37.5	130.9
Depreciation, depletion and amortization	36.0	49.3	15.5	5.1	13.4	—	5.3	124.6
Accretion of asset retirement obligations	1.8	1.3	1.4		.1	.2	.2	5.0
Exploration expenses
Dry holes	33.1	(.1)	—	—	17.5	.1	—	50.6
Geological and geophysical	3.9	1.2	—	—	3.0	.7	—	8.8
Other	3.2	1.6	.3	—	—	.2	—	5.3

	40.2	2.7	.3	—	20.5	1.0	—	64.7
Undeveloped lease amortization	6.4	1.2	—	—	—	—	—	7.6

Total exploration expenses	46.6	3.9	.3	—	20.5	1.0	—	72.3

Selling and general expenses	10.1	5.7	1.5	.3	2.4	4.3	.3	24.6
Income tax provisions	45.4	41.9	20.1	4.5	15.4	.3	9.3	136.9

Results of operations (excluding corporate overhead and interest)	$84.2	92.4	29.6	6.7	6.6	(4.2)	25.7	241.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Refining and Marketing

Results of refining and marketing operations are presented below by geographic segment.

	Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2005	2004	2005	2004
Refining and marketing
North America	$59.7	27.4	51.4	16.9
United Kingdom	7.7	12.1	10.5	16.2

Total	$67.4	39.5	61.9	33.1

Refining and marketing operations in North America generated a profit of $59.7 million during the second quarter of 2005 compared to a profit of $27.4 million in the same period a year ago. The Company’s United States refining margin was significantly better in the current quarter compared to the same quarter of 2004. Earnings in the United Kingdom were $7.7 million in the second quarter of 2005, a decrease of $4.4 million compared to the same period a year ago, with the lower earnings in 2005 resulting from lower petroleum products sold and higher maintenance costs due to the Milford Haven refinery undergoing a full turnaround in the 2005 period. Worldwide petroleum product sales averaged 354,342 barrels per day in 2005, compared to 347,972 barrels per day in the same period in 2004. Worldwide refinery inputs were 176,218 barrels per day in the second quarter of 2005 compared to 181,700 in the 2004 quarter; inputs in 2005 were adversely affected by the Milford Haven refinery turnaround.

Refining and marketing operations in North America in the first half of 2005 had earnings of $51.4 million compared to income of $16.9 million in the 2004 period. United States refining margins improved significantly in the current period compared to a year ago. The 2004 period also included a net after-tax gain of $3 million from sale of the Company’s jointly owned terminals in the U.S. Results in the United Kingdom reflected earnings of $10.5 million in the six months ended June 30, 2005 compared to a profit of $16.2 million in 2004. The decrease was primarily due to lower volumes of petroleum products sold as a result of the Milford Haven refinery turnaround.

Selected operating statistics for the three-month and six-month periods ended June 30, 2005 and 2004 follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Refinery inputs – barrels per day	176,218	181,700	179,244	176,375
North America	157,204	142,773	150,510	138,985
United Kingdom	19,014	38,927	28,734	37,390

Petroleum products sold – barrels per day	354,342	347,972	355,681	324,841
North America	330,051	308,412	324,257	287,517
Gasoline	225,158	218,724	218,032	201,098
Kerosine	5,699	578	8,272	4,443
Diesel and home heating oils	70,730	65,903	69,686	62,213
Residuals	20,178	12,501	21,678	12,789
Asphalt, LPG and other	8,286	10,706	6,589	6,974
United Kingdom	24,291	39,560	31,424	37,324
Gasoline	10,176	13,027	10,305	12,750
Kerosine	1,348	1,787	2,086	2,541
Diesel and home heating oils	10,984	16,058	14,229	14,501
Residuals	1,165	4,718	2,742	4,430
LPG and other	618	3,970	2,062	3,102

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Corporate and other

The net cost of corporate activities, which include interest income and expense and corporate overhead not allocated to operating functions, was $9.6 million in the current quarter compared to $11.2 million in the 2004 quarter as lower net interest expense and higher foreign exchange gains more than offset higher administrative costs in 2005. In the first six months of 2005, corporate activities reflected a net cost of $15.8 million compared to a net cost of $25.3 million a year ago. Lower net interest expenses and higher foreign exchange gains in 2005 were partially offset by higher administrative costs in the current period.

Financial Condition

Net cash provided by continuing operating activities was $452.4 million for the first six months of 2005 compared to $494.9 million for the same period in 2004. The decline in 2005 was primarily attributable to changes in other operating working capital. Changes in operating working capital other than cash and cash equivalents used cash of $102.5 million in the first six months of 2005 and $1.8 million in the first six months of 2004. This use of working capital in 2005 was primarily caused by an increase in accounts receivable that was partially offset by an increase in accounts payable. Cash from operating activities was reduced by expenditures for major repairs and asset retirement obligations totaling $27.8 million in the first six months of 2005 and $9 million in 2004, with the increase in 2005 mostly attributable to a full plant-wide turnaround at the Milford Haven, Wales refinery. Proceeds from the sale of assets, excluding discontinued operations, provided cash of $160.4 million in the first six months of 2004 compared to $40.7 million in the same period in 2004.

Other predominant uses of cash in each year were for dividends, which totaled $41.5 million in 2005 and $36.8 million in 2004 and for capital expenditures, which including amounts expensed, are summarized in the following table.

	Six Months Ended June 30,
(Millions of dollars)	2005	2004
Capital Expenditures – continuing operations
Exploration and production	$481.7	340.6
Refining and marketing	120.9	71.0
Corporate and other	11.9	.6

Total capital expenditures – continuing operations	614.5	412.2
Geological, geophysical and other exploration expenses charged to income	(38.1)	(14.1)

Total property additions and dry holes – continuing operations	$576.4	398.1

Working capital (total current assets less total current liabilities) at June 30, 2005 was $500.5 million, up $76.1 million from December 31, 2004. This level of working capital includes carrying certain inventories using lower historical costs under LIFO accounting. The carrying value of these inventories were $345 million and $219 million below current costs at June 30, 2005 and December 31, 2004, respectively.

At June 30, 2005, long-term notes payable of $597.8 million was virtually unchanged from December 31, 2004. Long-term nonrecourse debt of a subsidiary was $11.1 million, down $4.4 million from December 31, 2004, primarily due to repayments. A summary of capital employed at June 30, 2005 and December 31, 2004 follows.

	June 30, 2005		Dec. 31, 2004
(Millions of dollars)	Amount	%	Amount	%
Capital Employed
Notes payable	$597.8	16.4	$597.7	18.3
Nonrecourse debt of a subsidiary	11.1	.3	15.6	.5
Stockholders’ equity	3,038.4	83.3	2,649.2	81.2

Total capital employed	$3,647.3	100.0	$3,262.5	100.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Financial Condition (Contd.)

On June 14, 2005, Murphy entered into a five year $1 billion committed credit facility, whereby the Company and certain wholly-owned subsidiaries may borrow funds from a major banking consortium. The new credit facility replaces two similar committed credit facilities with an aggregate borrowing capacity of $700 million. Borrowings under the new credit facility bear interest at prime or varying cost of fund options. Facility fees are due on the commitments. No amounts had been borrowed under this credit facility as of June 30, 2005.

Accounting and Other Matters

The FASB has issued FASB Staff Position (FSP) 19-1 to provide guidance on the accounting for exploratory well costs and to amend SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to companies that use the successful efforts method of accounting as described in SFAS No. 19. This FSP clarifies that exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The guidance in this FSP was applied beginning in April 2005 (see Note C to the consolidated financial statements). The adoption of this FSP did not have any effect on the Company’s net income.

In October 2004, the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”) became law. The FASB issued FSP 109-1 in December 2004 to provide guidance on the application of SFAS No. 109, Accounting for Income Taxes, to the provision within the Act that will ultimately provide a tax deduction of up to 9% on qualified production activities. The tax deduction phases in at 3% beginning in 2005 and reaches 9% in 2010. FSP 109-1 concluded that the deduction should be accounted for as a special deduction in accordance with SFAS 109, whereby the tax benefit is recognized as realized, rather than as a one-time benefit due to a reduction of deferred tax liabilities. This FSP was effective upon issuance. The Company recorded a tax benefit of approximately $2.4 million in the six-month period ended June 30, 2005 related to the Act.

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

In March 2005, the EITF decided in Issue 04-6 that mining operations should account for post-production stripping costs as a variable production cost that should be considered a component of mineral inventory costs. The Company’s synthetic oil operations at Syncrude may be affected by this ruling. The EITF consensus is effective for fiscal years beginning after December 15, 2005 and any adjustment required as of the January 1, 2006 effective application date for the Company will be recorded as a cumulative effect of a change in accounting principle. The Company is currently evaluating the accounting implications of this new EITF consensus.

Murphy holds a 20% interest in Block 16 Ecuador, where the Company and its partners produce oil for export. In 2001, the local tax authorities announced that Value Added Taxes (VAT) paid on goods and services related to Block 16 and many oil fields held by other companies will no longer be reimbursed. In response to this announcement, oil producers have filed actions in the Ecuador Tax Court seeking determination that the VAT in question is reimbursable. In July 2004, international arbitrators ruled that VAT was recoverable by another oil company, but the State of Ecuador responded that it was not bound by this arbitral decision. As of June 30, 2005, the Company has a receivable of approximately $13.4 million related to VAT. Murphy believes that its claim for reimbursement of VAT under applicable Ecuador tax law is valid, and it does not expect that the resolution of this matter will have a material adverse affect on the Company’s net income, financial condition or liquidity in future periods.

Outlook

Crude oil and natural gas sales prices remain strong in July 2005. The Company expects its oil and natural gas production in the third quarter of 2005 to average 113,000 barrels of oil equivalent per day, down from 128,848 barrel equivalents per day in the second quarter. The anticipated decline is due to planned downtime for maintenance at U.K. fields and at Terra Nova, lost production during tropical storm shut-ins in the Gulf of Mexico, and no production from fields in the Gulf of Mexico that were sold in June 2005. North American refining and marketing margins have been weaker in the early part of the third quarter 2005 compared to average margins realized in the second quarter. The Company currently anticipates total capital expenditures in 2005 of approximately $1.3 billion.

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

Murphy was a party to natural gas price swap agreements at June 30, 2005 for a remaining notional volume of 1.4 million MMBTU that are intended to hedge the financial exposure of its Meraux, Louisiana refinery to fluctuations in the future price of a portion of natural gas to be purchased for fuel in 2005 and 2006. In each month of settlement, the swaps require Murphy to pay an average natural gas price of $3.35 per MMBTU and to receive the average NYMEX price for the final three trading days of the month. At June 30, 2005, the estimated fair value of these

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Contd.)

agreements was recorded as an asset of $6.1 million. A 10% increase in the average NYMEX price of natural gas would have increased this asset by $1.1 million, while a 10% decrease would have reduced the asset by a similar amount.

At June 30, 2005, the Company was a party to forward sale contracts covering 2,000 barrels per day in blended heavy oil sales during 2005 and 4,000 barrels per day in 2006. The contracts are intended to hedge the financial exposure of the Company’s blended heavy oil sales in Canada during the respective contract period and are priced at $29.00 per barrel in 2005 and $25.23 per barrel in 2006. At June 30, 2005, the estimated fair value of these agreements was recorded as a $28 million liability. A 10% increase in the price of Canadian heavy oil at the Hardisty terminal in Canada would have increased this liability by $7.5 million, while a 10% decrease would have decreased this liability by a similar amount.

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

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the first half of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2000, two of the Company’s Canadian subsidiaries, Murphy Oil Company Ltd. (MOCL) and Murphy Canada Exploration Company (MCEC) as plaintiffs filed an action in the Court of Queen’s Bench of Alberta seeking a constructive trust over oil and gas leasehold rights to Crown lands in British Columbia. The suit alleges that the defendants, The Predator Corporation Ltd. and Predator Energies Partnership (collectively Predator) and Ricks Nova Scotia Co. (Ricks), acquired the lands after first inappropriately obtaining confidential and proprietary data belonging to the Company and its partner. In January 2001, Ricks, representing an undivided 75% interest in the lands in question, settled its portion of the litigation by conveying its interest to the Company and its partner at cost. In 2001, Predator, representing the remaining undivided 25% of the lands in question, filed a counterclaim, as subsequently amended, against MOCL and MCEC and MOCL’s President individually seeking compensatory damages of C$3.61 billion. In September 2004 the court summarily dismissed all claims against MOCL’s president and all but C$356 million of the counterclaim against the Company; however, this dismissal order is currently on appeal. The Company believes that the counterclaim is without merit, that the amount of damages sought is frivolous and the likelihood of a material loss to the Company is remote. It is anticipated that a trial concerning the 25% disputed interest and any remaining issues will commence in 2006. While the litigation is in the discovery stage and no assurance can be given about the outcome, the Company does not believe that the ultimate resolution of this suit will have a material adverse effect on its net income, financial condition or liquidity in a future period. In the unlikely event that Predator were to prevail in its counterclaim in an amount approaching the damages sought, Murphy would incur a material expense in its consolidated statement of income, and would have a material effect on its financial condition and liquidity.

On June 10, 2003, a fire severely damaged the Residual Oil Supercritical Extraction (ROSE) unit at the Company’s Meraux, Louisiana refinery. The ROSE unit recovers feedstock from the heavy fuel oil stream for conversion into gasoline and diesel. Subsequent to the fire, numerous class action lawsuits have been filed seeking damages for

PART II – OTHER INFORMATION (Contd.)

ITEM 1. LEGAL PROCEEDINGS (Contd.)

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

On March 5, 2002, two of the Company’s subsidiaries filed suit in the Court of Queen’s Bench, Alberta, against Enron Canada Corp. (Enron) to collect $2.1 million owed to Murphy under canceled gas sales contracts. On May 1, 2002, Enron counterclaimed for $19.8 million allegedly owed by Murphy under those same agreements. By an agreement entered into on May 4, 2005, the parties agreed to a compromise and settlement of the litigation with no admission of liability by either side. The resolution of this matter had an insignificant effect on the Company’s net income and financial condition in the second quarter of 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of security holders on May 11, 2005, the directors proposed by management were elected with a tabulation of votes to the nearest share as shown below. The tabulation of votes are presented prior to the two-for-one stock split effective June 3, 2005.

	For	Withheld
Frank W. Blue	81,205,279	356,729
George S. Dembroski	81,137,983	424,025
Claiborne P. Deming	80,947,574	614,434
Robert A. Hermes	80,241,962	1,320,046
R. Madison Murphy	75,741,938	5,820,070
William C. Nolan Jr.	80,876,607	685,401
Ivar B. Ramberg	81,208,963	353,045
Neal E. Schmale	81,207,235	354,773
David J. H. Smith	81,205,784	356,224
Caroline G. Theus	80,938,679	623,329

The amendment to increase the number of authorized shares of Common Stock from 200,000,000 to 450,000,000 was approved with 68,703,664 shares voted in favor, 12,780,678 shares voted in opposition and 77,665 shares not voted.

The earlier appointment by the Audit Committee of the Board of Directors of KPMG LLP as independent auditors for 2005 was approved with 80,819,629 shares voted in favor, 696,788 shares voted in opposition and 45,591 shares not voted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibit Index on page 29 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

(b)	A report on Form 8-K was filed on June 27, 2005, as amended with a Form 8-K/A dated June 28, 2005, that disclosed that due to the June 3, 2005 two-for-one stock split, the number of shares of the Company’s common stock registered on Form S-8, Reg. No. 333-119733, was proportionately increased to 10,000,000 shares.

(c)	A report on Form 8-K was filed on June 15, 2005 announcing the completion of the sale of certain oil and gas properties on the continental shelf of the Gulf of Mexico and the establishment of a five-year $1 billion credit facility.

(d)	A report on Form 8-K was filed on May 11, 2005 that included the Certificate of Amendment of Certificate of Incorporation of Murphy Oil Corporation and a news release announcing that the Company’s Board of Directors has declared a two-for-one stock split effective June 3, 2005 to holders of record as of the close of business on May 20, 2005.

(e)	A report on Form 8-K was filed on April 27, 2005 that included a News Release announcing the Company’s earnings and certain other financial information for the three-month period ended March 31, 2005.

(f)	A report on Form 8-K was filed on April 13, 2005 that included a News Release announcing the Company’s expected results of operations for the three-month period ended March 31, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY OIL CORPORATION
(Registrant)

By	/s/ JOHN W. ECKART
John W. Eckart, Controller
(Chief Accounting Officer and Duly Authorized Officer)

August 5, 2005

    (Date)

EXHIBIT INDEX

Exhibit No.
3.1*	Certificate of Incorporation of Murphy Oil Corporation as of May 11, 2005

12.1*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is incorporated by reference within this Form 10-Q.

Exhibits other than those listed above have been omitted since they are either not required or not applicable.