Form 10-K/A
period 2005-12-31
MURPHY OIL CORP /DE
filed 2006-03-16
CIK 717423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

MURPHY OIL CORPORATION

TABLE OF CONTENTS – 2005 FORM 10-K

i

EXPLANATORY NOTE

The Company is amending its Form 10-K filed on March 15, 2006, so that the disclosure regarding expected 2006 production volume in the fourth paragraph under the “Exploration and Production” heading on page 1 conforms to the expected 2006 production volume disclosure which was previously included elsewhere in the Form 10-K filed on March 15, 2006, and which continues to be included in this Form 10-K/A.

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

Total production in 2006 is currently expected to be about 110,000 barrels of oil equivalent per day. Higher synthetic oil production due to the start-up of a new coker unit at Syncrude and higher anticipated production of heavy oil in the Seal area of western Canada due to an ongoing development drilling program are expected to be more than offset by lower production at Terra Nova due to more downtime for repairs, lower volumes allocable to Murphy at the West Patricia field in Malaysia under the production sharing contract, and decline at Front Runner in the deepwater Gulf of Mexico. Natural gas production will be favorably impacted by start-up of the Seventeen Hands field in the deepwater Gulf of Mexico, but other volumes in the deepwater Gulf of Mexico are likely to be lower prior to workovers and volumes in the U.K. are expected to be lower at the Amethyst field.

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