Form 10-Q
period 2007-03-31
MURPHY OIL CORP /DE
filed 2007-05-09
CIK 717423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of Common Stock, $1.00 par value, outstanding at March 31, 2007 was 188,126,817.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

	(Unaudited)
	March 31, 2007	December 31, 2006*
ASSETS
Current assets
Cash and cash equivalents	$609,680	543,390
Accounts receivable, less allowance for doubtful accounts of $7,664 in 2007 and of $10,408 in 2006	1,110,539	995,089
Inventories, at lower of cost or market
Crude oil and blend stocks	236,335	73,696
Finished products	188,099	224,469
Materials and supplies	137,985	112,912
Prepaid expenses	102,923	136,674
Deferred income taxes	17,823	20,861

Total current assets	2,403,384	2,107,091

Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $2,994,301 in 2007 and $2,872,293 in 2006	5,323,403	5,106,282
Goodwill	44,509	44,057
Deferred charges and other assets	305,188	225,731

Total assets	$8,076,484	7,483,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,512	4,466
Notes payable	3,617	2,659
Accounts payable and accrued liabilities	1,460,958	1,240,977
Income taxes payable	74,197	63,003

Total current liabilities	1,543,284	1,311,105

Notes payable	962,175	833,126
Nonrecourse debt of a subsidiary	7,222	7,149
Deferred income taxes	640,647	621,329
Asset retirement obligations	253,818	237,875
Deferred credits and other liabilities	411,295	327,964
Minority interest	23,607	23,340

Stockholders’ equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	—	—
Common Stock, par $1.00, authorized 450,000,000 shares, issued 188,393,758 shares in 2007 and 187,691,508 shares in 2006	188,394	187,692
Capital in excess of par value	482,896	454,860
Retained earnings	3,427,280	3,349,832
Accumulated other comprehensive income	142,824	131,999
Treasury stock, 266,941 shares of Common Stock in 2007 and 119,308 shares in 2006, at cost	(6,958)	(3,110)

Total stockholders’ equity	4,234,436	4,121,273

Total liabilities and stockholders’ equity	$8,076,484	7,483,161

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; See Note B.

See Notes to Consolidated Financial Statements, page 7.

The Exhibit Index is on page 27.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2007	2006*
REVENUES
Sales and other operating revenues	$3,427,586	2,987,119
Gain (loss) on sale of assets	353	(1,264)
Interest and other income	6,945	5,408

Total revenues	3,434,884	2,991,263

COSTS AND EXPENSES
Crude oil and product purchases	2,724,384	2,307,496
Operating expenses	296,483	228,867
Exploration expenses, including undeveloped lease amortization	48,336	63,163
Selling and general expenses	52,989	40,375
Depreciation, depletion and amortization	107,987	97,358
Net costs associated with hurricanes	—	35,722
Accretion of asset retirement obligations	3,462	2,500
Interest expense	15,489	10,563
Interest capitalized	(14,657)	(9,589)
Minority interest	26	—

Total costs and expenses	3,234,499	2,776,455

Income before income taxes	200,385	214,808
Income tax expense	89,751	98,825

NET INCOME	$110,634	115,983

INCOME PER COMMON SHARE
Net Income – Basic	$0.59	0.62

Net Income – Diluted	$0.58	0.61

Average Common shares outstanding – basic	187,147,870	185,713,673
Average Common shares outstanding – diluted	189,789,397	188,636,321

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; See Note B.

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2007	2006*
Net income	$110,634	115,983
Other comprehensive income (loss), net of tax
Cash flow hedges
Net derivative losses	–	(11,778)
Reclassification to income	–	8,547

Total cash flow hedges	–	(3,231)
Minimum pension liability adjustment	–	13
Net gain (loss) from foreign currency translation	9,480	(1,318)

COMPREHENSIVE INCOME	$120,114	111,447

*Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; See Note B.

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2007	2006*
OPERATING ACTIVITIES
Net income	$110,634	115,983
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	107,987	97,358
Amortization of deferred major repair costs	5,550	4,271
Expenditures for asset retirements	(2,778)	(1,139)
Dry hole costs	14,447	37,081
Amortization of undeveloped leases	6,375	5,430
Accretion of asset retirement obligations	3,462	2,500
Deferred and noncurrent income tax charges	10,534	1,779
Pretax (gain) loss from disposition of assets	(353)	1,264
Net increase in noncash operating working capital	(32,445)	(79,901)
Other operating activities, net	8,591	5,382

Net cash provided by operating activities	232,004	190,008

INVESTING ACTIVITIES
Property additions and dry hole costs	(300,276)	(279,474)
Expenditures for major repairs	(33)	(6,218)
Proceeds from sales of assets	16,726	4,732
Other - net	(2,751)	(2,738)

Net cash required by investing activities	(286,334)	(283,698)

FINANCING ACTIVITIES
Increase (decrease) in notes payable	129,957	(11)
Proceeds from exercise of stock options and employee stock purchase plans	12,220	6,743
Excess tax benefits related to exercise of stock options	6,732	3,792
Cash dividends paid	(28,176)	(20,993)

Net cash provided by (used in) financing activities	120,733	(10,469)

Effect of exchange rate changes on cash and cash equivalents	(113)	(269)

Net increase (decrease) in cash and cash equivalents	66,290	(104,428)
Cash and cash equivalents at January 1	543,390	585,333

Cash and cash equivalents at March 31	$609,680	480,905

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid	$40,286	126,046
Interest capitalized in excess of amounts paid	(9,564)	(9,353)

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; See Note B.

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2007	2006
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	–	–
Common Stock – par $1.00, authorized 450,000,000 shares, issued 188,393,758 shares at March 31, 2007 and 186,828,618 shares at March 31, 2006
Balance at beginning of period	$187,692	186,829
Exercise of stock options	669	–
Issuance of time-based restricted stock	33	–

Balance at end of period	188,394	186,829

Capital in Excess of Par Value
Balance at beginning of period	454,860	437,963
Exercise of stock options, including income tax benefits	19,082	1,016
Restricted stock transactions and other	3,794	(7,433)
Amortization, forfeitures and other	5,160	5,150
Reclassification from Unamortized Restricted Stock Awards upon adoption of SFAS No. 123R	–	(16,410)

Balance at end of period	482,896	420,286

Retained Earnings
Balance at beginning of period as previously reported	–	2,744,274
Cumulative effect of adopting FASB Staff Position No. AUG AIR-1	–	59,051

Balance at beginning of period as adjusted	3,349,832	2,803,325
Cumulative effect of changes in accounting principles	(5,010)	–
Net income for the period	110,634	115,983
Cash dividends	(28,176)	(20,993)

Balance at end of period	3,427,280	2,898,315

Accumulated Other Comprehensive Income
Balance at beginning of period as previously reported	–	131,324
Cumulative effect of operating FASB Staff Position No. AUG-AIR-1	–	2,029

Balance at beginning of period as adjusted	131,999	133,353
Cumulative effect of change in accounting principle	1,345	–
Foreign currency translation gain (losses), net of taxes	9,480	(1,318)
Cash flow hedging losses, net of taxes	–	(3,231)
Minimum pension liability adjustment, net of taxes	–	13

Balance at end of period	142,824	128,817

Unamortized Restricted Stock Awards
Balance at beginning of period	–	(16,410)
Reclassification to Capital in Excess of Par Value upon adoption of SFAS No. 123R	–	16,410

Balance at end of period	–	–

Treasury Stock
Balance at beginning of period	(3,110)	(22,990)
Exercise of stock options	–	10,531
Sale of stock under employee stock purchase plans	213	–
Awarded restricted stock, net of forfeitures	–	7,420
Cancellation of performance-based restricted stock and forfeitures	(4,061)	–

Balance at end of period	(6,958)	(5,039)

Total Stockholders’ Equity	$4,234,436	3,629,208

See notes to consolidated financial statements, page 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 2 through 6 of this Form 10-Q report.

Note A – Interim Financial Statements

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 2006. In the opinion of Murphy’s management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at March 31, 2007, and the results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States. In preparing the financial statements of the Company in conformity with accounting principles generally accepted in the United States, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2006 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three months ended March 31, 2007 are not necessarily indicative of future results.

Note B – New Accounting Principles Adopted

Turnaround Accounting

Effective January 1, 2007, the Financial Accounting Standards Board’s (FASB) Staff Position No. AUG AIR-1 (FSP AUG AIR-1), Accounting for Planned Major Maintenance Activities, became effective for the Company. FSP AUG AIR-1 no longer permits the Company to use the accrue-in-advance method of accounting for planned major maintenance activities such as refinery turnarounds. The Company has chosen to use the permitted deferral method for such planned major maintenance activity. All prior period financial statements have been adjusted to reflect the adoption of FSP AUG AIR-1 as if the deferral method was in effect in prior periods. A cumulative after-tax adjustment of $61.1 million has been recorded as of January 1, 2006 as an increase to Stockholders’ Equity to effect the adoption of FSP AUG AIR-1. Net income for the three-month period ended March 31, 2006 has been restated to reflect the earnings for this period as if FSP AUG AIR-1 had been in effect during that period. The effect for the three-month 2006 period was an increase to net income of $2.1 million ($0.01 per diluted share), while the effect for the three-month period in 2007 was an increase to net income of $1.7 million ($0.01 per diluted share). As presented on the consolidated balance sheet as of December 31, 2006, the previously reported liability for Accrued Major Repair Costs of $71.2 million has been removed and a noncurrent asset of $37.4 million, representing the unamortized deferred costs of planned major maintenance activities as of that date, has been added to Deferred Charges and Other Assets. In association with the adoption of FSP AUG AIR-1, the Company will present expenditures for major repairs as an investing activity in the Consolidated Statement of Cash Flows. The following consolidated financial statement items as of December 31, 2006 and for the three-month period ended March 31, 2006 were affected by this change in accounting principle.

	December 31, 2006
	As Previously Reported	FSP AUG AIR-1 Adjustment	As Adjusted
(Thousands of dollars)
Consolidated Balance Sheet
Deferred charges and other assets	$188,297	37,434	225,731
Deferred income tax liabilities	581,920	39,409	621,329
Accrued major repair costs	71,229	(71,229)	–
Deferred credits and other liabilities	327,307	657	327,964
Retained earnings	3,284,391	65,441	3,349,832
Accumulated other comprehensive income	128,843	3,156	131,999
Total stockholders’ equity	4,052,676	68,597	4,121,273

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B – New Accounting Principles Adopted (Contd.)

	Three Month Period March 31, 2006
(Thousands of dollars)	As Previously Reported	FSP AUG AIR-1 Adjustment	As Adjusted
Consolidated Statement of Income
Operating expenses	$232,164	(3,297)	228,867
Selling and general expenses	40,472	(97)	40,375
Income before income taxes	211,414	3,394	214,808
Income tax expense	97,542	1,283	98,825
Net income	113,872	2,111	115,983
Net income per share:
Basic	0.61	0.01	0.62
Diluted	0.60	0.01	0.61

Consolidated Statement of Cash Flows
Operating Activities
Net income	113,872	2,111	115,983
Provisions for/amortization of major repair costs	7,665	(3,394)	4,271
Expenditures for major repairs and asset retirements	(7,357)	6,218	(1,139)
Deferred and noncurrent income tax charges	496	1,283	1,779
Net cash provided by operating activities	183,790	6,218	190,008

Investing Activities
Expenditures for major repairs	—	(6,218)	(6,218)
Net cash required by investing activities	(277,480)	(6,218)	(283,698)

Uncertain Income Tax Positions

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and requires additional disclosures about uncertain tax positions. Under FIN 48 the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption of FIN 48 on January 1, 2007, the Company recognized a $0.7 million increase in its liability for unrecognized income tax benefits, which is included in Deferred Credits and Other Liabilities in the consolidated balance sheet, and it recognized a similar decrease to Retained Earnings. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the three-month period ended March 31, 2007 is as follows:

(Thousands of dollars)	2007
Balance at January 1, 2007	$21,312
Additions for tax positions of prior years	667
Additions for tax positions related to 2007	1,184
Reductions for tax positions of prior years	—
Settlements	—

Balance at March 31, 2007	$23,163

All additions or reductions to the above liability affect the Company’s effective income tax rate in the respective period of change. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. The liability for uncertain income taxes as of the date of adoption (January 1, 2007) and March 31, 2007 includes interest and penalties of $5.5 million and $6.2 million, respectively. Income tax expense for the three-month period ended March 31, 2007 included interest of $0.7 million associated with uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B – New Accounting Principles Adopted (Contd.)

During the next year, the Company currently expects the liability for uncertain taxes to increase on a quarterly basis by amounts similar to the additions that occurred in the three-month period ended March 31, 2007. The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities. These audits often take years to complete and settle. As of March 31, 2007, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: United States – 2003; Canada – 2001; United Kingdom – 2005; Malaysia – 2004; and Ecuador – 2000.

Retirement and Postretirement Plans Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS Nos. 87, 88, 106 and 132R. This statement requires the Company to recognize in its consolidated balance sheet the overfunded or underfunded status of its defined benefit plans as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires that the Company measure the funded status of all plans as of December 31 rather than September 30 as previously permitted. The Company recognized the funded status position portion of this statement in its Consolidated Balance Sheet as of December 31, 2006. The Company has decided to adopt the requirement to use a December 31 measurement date for defined benefit plan measurement beginning in 2007. The transition from a measurement date as of September 30 to December 31 beginning in 2007 required the Company to reduce its consolidated Retained Earnings as of January 1, 2007 by $4.3 million to recognize the one-time after-tax effect of an additional three months of net periodic benefit expense for its retirement and postretirement benefit plans. The balance sheet adjustments as of January 1, 2007 were as follows:

Increase (Decrease)
(Thousands of dollars)
Deferred income taxes payable	$(1,708)
Deferred credits and other liabilities	4,664
Retained earnings	(4,301)
Accumulated other comprehensive income	1,345

Note C – Property, Plant and Equipment

The FASB Staff Position (FSP) 19-1 applies to companies that use the successful efforts method of accounting and it clarifies that exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project.

At March 31, 2007, the Company had total capitalized exploratory well costs pending the determination of proved reserves of $321.4 million. The following table reflects the net changes in capitalized exploratory well costs during the three-month periods ended March 31, 2007 and 2006.

(Thousands of dollars)	2007	2006
Beginning balance at January 1	$315,445	275,256
Additions pending the determination of proved reserves	13,110	60,470
Reclassifications to proved properties based on the determination of proved reserves	(7,168)	—

Balance at March 31	$321,387	335,726

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling.

(Thousands of dollars)	2007	2006
Exploratory well costs capitalized for one year or less	$101,384	175,008
Capitalized exploratory well costs capitalized for more than one year	220,003	160,718

Balance at March 31	$321,387	335,726

Number of projects that have exploratory well costs that have been capitalized for more than one year	13	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note D – Employee and Retiree Benefit Plans

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

The table that follows provides the components of net periodic benefit expense for the three-month periods ended March 31, 2007 and 2006.

	Pension Benefits		Postretirement Benefits
(Thousands of dollars)	2007	2006	2007	2006
Service cost	$2,684	2,659	537	566
Interest cost	6,004	5,328	1,024	1,006
Expected return on plan assets	(5,346)	(5,031)	—	—
Amortization of prior service cost	346	367	(62)	(69)
Amortization of transitional asset	(113)	(156)	—	—
Recognized actuarial loss	1,389	1,527	373	446

Net periodic benefit expense	$4,964	4,694	1,872	1,949

Murphy previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $7.1 million to its defined benefit pension plans and $4.3 million to its postretirement benefits plan during 2007. During the three-month period ended March 31, 2007, the Company made contributions of $1.5 million and remaining funding in 2007 for the Company’s domestic and foreign defined benefit pension and postretirement plans is anticipated to be $9.9 million.

Note E – Incentive Plans

SFAS No. 123R, Share Based Payment, requires that the cost resulting from all share-based payment transactions be recognized as an expense in the financial statements using a fair value-based measurement method over the periods that the awards vest. The Company adopted SFAS No. 123R on January 1, 2006. Prior to 2006, the Company used APB No. 25 to account for stock-based compensation.

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

Cash received from options exercised under all share-based payment arrangements for the three-month periods ended March 31, 2007 and 2006 was $12.2 million and $6.7 million, respectively. The actual income tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $7.7 million and $4.4 million for the three-month periods ended March 31, 2007 and 2006, respectively.

In February 2007, the Committee granted 895,500 shares of stock options at an exercise price of $51.07 per share. The Black-Scholes valuation for these awards was $15.02 per share. The Committee also issued 299,000 shares of performance-based restricted stock in February 2007 under the 2007 Long-Term Incentive Plan (2007 Plan) that is subject to shareholder approval at the Company’s 2007 Annual Meeting to be held on May 9. For accounting purposes the shares will be considered granted and outstanding if the 2007 Plan is approved by shareholders. If the Plan is approved, the fair value of these shares will be determined at May 9, 2007. Also in February the Committee granted 32,750 shares of time-lapse restricted stock to the Company’s Directors under the 2003 Director Plan. These shares vest on the third anniversary of the date of grant. The fair value of these awards was estimated based on the fair market value of the Company’s stock on the date of grant, which was $50.95 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note F – Earnings per Share

Net income was used as the numerator in computing both basic and diluted income per Common share for the three months ended March 31, 2007 and 2006. The following table reconciles the weighted-average shares outstanding used for these computations.

	Three Months Ended March 31
(Weighted-average shares)	2007	2006
Basic method	187,147,870	185,713,673
Dilutive stock options	2,641,527	2,922,648

Diluted method	189,789,397	188,636,321

Certain options to purchase shares of common stock were outstanding during the 2007 and 2006 periods but were not included in the computation of diluted EPS because the incremental shares from assumed conversion were antidilutive. These included 1,557,125 shares at a weighted average share price of $53.72 in 2007 and 1,525,625 shares at a weighted average share price of $49.91 in 2006.

Note G – Financial Instruments and Risk Management

Murphy periodically utilizes derivative instruments to manage certain risks related to interest rates, commodity prices, and foreign currency exchange rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges. The Company has a risk management control system to monitor commodity price risks and any derivatives obtained to manage a portion of such risks.

•

Crude Oil Purchase Price Risks – The Company purchases crude oil as feedstock at its U.S. and U.K. refineries and is therefore subject to commodity price risk. A short-term derivative instrument was outstanding at March 31, 2007 to manage the purchase price of about 1 million barrels of crude oil at the Company’s Meraux, Louisiana refinery. The total impact of marking this contract to market was a charge of $3.2 million in the three-month period ended March 31, 2007.

•

Natural Gas Fuel Price Risks – The Company purchases natural gas as fuel at its Meraux, Louisiana and Superior, Wisconsin refineries, and as such, is subject to commodity price risk related to the purchase price of this gas. Murphy hedged the cash flow risk associated with the cost of a portion of the natural gas it purchased at Meraux in 2006 by entering into financial contracts known as natural gas swaps covering notional volumes of 2,000 MMBTU (million British Thermal Units) per day in 2006. Under the natural gas swaps, the Company paid a fixed rate averaging $3.35 per MMBTU and received a floating rate in each month of settlement based on the average NYMEX price for the final three trading days of the month. The fair value of the effective portions of the natural gas swaps and changes thereto is deferred in AOCI and is subsequently reclassified into Crude Oil and Product Purchases in the income statements in the periods in which the hedged natural gas fuel purchases affect earnings. During the three-month period ended March 31, 2006, the Company received approximately $1.0 million for maturing swap agreements. For the three-month period ended March 31, 2006, the income effect from cash flow hedging ineffectiveness for these contracts was insignificant.

•

Crude Oil Sales Price Risks – The sales price of crude oil produced by the Company is subject to commodity price risk. Murphy hedged the cash flow risk associated with the sales price for a portion of its Canadian heavy oil production during 2006 by entering into forward sale contracts covering a notional volume of approximately 4,000 barrels per day in 2006. The Company paid the average of the posted price for blended heavy oil at the Hardisty terminal in Canada for each month and received at that location a fixed price of $25.23 per barrel in 2006. The fair values of the effective portions of the crude oil hedges and changes thereto are deferred in AOCI and are subsequently reclassified into Sales and Other Operating Revenues in the income statement in the periods in which the hedged crude oil sales affect earnings. During the three-month period ended March 31, 2006, cash flow hedging ineffectiveness relating to the crude oil sales contracts was insignificant. During the three-month period ended March 31, 2006, the Company paid approximately $12.9 million for settlement of maturing forward sale contracts. The fair value of the crude oil sales contracts are based on the average fixed price of the instruments and the published NYMEX index futures price or crude oil price quotes from counterparties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note H – Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income (AOCI) on the Consolidated Balance Sheets at March 31, 2007 and December 31, 2006 are presented in the following table.

(Thousands of dollars)	March 31, 2007	Dec. 31, 2006
Foreign currency translation gains, net of tax	$234,331	224,894
Pension liability adjustments, net of tax	(91,507)	(92,895)

Accumulated other comprehensive income	$142,824	131,999

The effect of SFAS Nos. 133/138, Accounting for Derivative Investments and Hedging Activities, decreased AOCI for the three months ended March 31, 2006 by $3.2 million, net of $1.9 million in income taxes, and hedging ineffectiveness was not significant.

Note I – Hurricane and Insurance Related Matters

In the three-month period ended March 31, 2006, the Company recorded pretax expenses, net of anticipated insurance recoveries, of $35.7 million associated with hurricanes that occurred in the United States in 2005, including $34.8 million at the Meraux refinery. The components of these refinery costs included $13.0 million for repair costs not expected to be recovered due to certain coverage limits for the Company’s insurance policies, $4.4 million for incremental insurance costs, $3.4 million for other uninsured incremental expenses incurred, and $14.0 million for depreciation and salaries for the temporarily idled refinery. The costs are reported in Net Costs Associated with Hurricanes in the Consolidated Statements of Income. See Note J for additional information regarding environmental and other contingencies relating to Hurricane Katrina. Total amounts receivable from insurers for hurricane-related matters was $248.3 million at March 31, 2007, including $173.3 million related to oil spill payments and $75.0 million related to property damage incurred as a result of Hurricane Katrina. Approximately $43 million of the amounts receivable from insurers was not anticipated to be collected in the next twelve months, and has therefore, been classified as a noncurrent asset.

The Company maintains insurance coverage related to losses of production and profits for occurrences such as storms, fires and other issues. During the three months ended March 31, 2006, the Company received insurance proceeds of $15.7 million related to loss of production in the Gulf of Mexico associated with Hurricane Katrina in 2005. This amount was recorded in Sales and Other Operating Revenues in the 2006 Consolidated Statement of Income.

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

On September 9, 2005, a class action lawsuit was filed in federal court in the Eastern District of Louisiana seeking unspecified damages to the class comprised of residents of St. Bernard Parish caused by a release of crude oil at Murphy Oil USA, Inc.’s (a wholly-owned subsidiary of Murphy Oil Corporation) Meraux, Louisiana, refinery as a result of flood damage to a crude oil storage tank following Hurricane Katrina. Additional class action lawsuits were consolidated with the first suit into a single action in the U.S. District Court for the Eastern District of Louisiana. In September 2006, the Company reached a settlement with class counsel and on October 10, 2006, the court granted preliminary approval of a class action Settlement Agreement. A Fairness Hearing was held January 4, 2007 and the court entered its ruling on January 30, 2007 approving the class settlement. The majority of the settlement of $330 million will be paid by insurance. The Company recorded an expense of $18 million in the second half of 2006 related to settlement costs not expected to be covered by insurance. As part of the settlement, all properties in the class area will receive a fair and equitable cash payment and will have residual oil removed. As part of the settlement, the Company will offer to purchase all properties in an agreed area adjacent to the west side of the Meraux refinery; these property purchases and associated remediation will be paid by the Company and are expected to total $55 million. Approximately 75 non-class action suits regarding the oil spill have been filed and remain pending; however, as part of its October 10, 2006 order, the court stayed these actions pending the settlement proceedings and further orders of the court. The Company believes that insurance coverage exists and it does not expect to incur significant costs associated with this litigation. Accordingly, the Company believes the ultimate resolution of the remaining litigation will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

On June 10, 2003, a fire severely damaged the Residual Oil Supercritical Extraction (ROSE) unit at the Company’s Meraux, Louisiana refinery. The ROSE unit recovers feedstock from the heavy fuel oil stream for conversion into gasoline and diesel. Subsequent to the fire, numerous class action lawsuits have been filed seeking damages for area residents. All the lawsuits have been administratively consolidated into a single legal action in St. Bernard Parish, Louisiana, except for one such action which was filed in federal court. Additionally, individual residents of Orleans Parish, Louisiana, have filed an action in that venue. On May 5, 2004, plaintiffs in the consolidated action in St. Bernard Parish amended their petition to include a direct action against certain of the Company’s liability insurers. The St. Bernard Parish action has since been removed to federal court where a class certification hearing is scheduled for August 28, 2007. In responding to this direct action, one of the Company’s insurers, AEGIS, has raised lack of coverage as a defense. The Company believes that this contention lacks merit and has been advised by counsel that the applicable policy does provide coverage for the underlying incident. Because the Company believes that insurance coverage exists for this matter, it does not expect to incur any significant costs associated with the class action lawsuits. Accordingly, the Company continues to believe that the ultimate resolution of the June 2003 ROSE fire litigation will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 2007, the Company had contingent liabilities of $8.5 million under a financial guarantee and $103.1 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these letters of credit because it is believed that the likelihood of having these drawn is remote.

Note K – Accounting Matters

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This pronouncement permits companies with eligible financial assets and financial liabilities to measure these items at fair value in the financial statements. This option to measure at fair value is both instrument specific and irrevocable. If the fair value option is elected, certain additional disclosures are required. This pronouncement is effective in fiscal years beginning after November 15, 2007, but early adoption at the beginning of an earlier fiscal year is permitted as long as adoption occurs before any interim financial statements have been issued for the earlier fiscal year. If the fair value option is elected, financial statements for periods prior to the adoption may not be restated. The Company is in the early stages of considering SFAS No. 159, and the Company is unable to predict at this time whether the fair value option will be elected, and if so, how this decision would effect its consolidated financial statements.

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

In October 2004, the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”) became law. The FASB issued FSP 109-1 in December 2004 to provide guidance on the application of SFAS No. 109, Accounting for Income Taxes, to the provision within the Act that provides a tax deduction on qualified production activities. The tax deduction phased in at 3% beginning in 2005, increased to 6% in 2007 and increases again to 9% in 2010. FSP 109-1 concluded that the tax benefits for the deduction should be recognized as realized. This FSP was effective upon issuance and the Company applied it in computing U.S. income tax beginning in 2005. The Company recorded tax benefits of approximately $0.2 million and $0.3 million in the three-month periods ended March 31, 2007 and 2006, respectively, related to the Act.

Note L – Commitments

In the first quarter 2007, the Company entered into a contract for a drilling rig and associated equipment for periods beyond March 31, 2007. The rig is to be utilized for drilling operations in Malaysia. The commitment, which expires in 2010, totals $115.0 million. A portion of these costs will be borne by other working interest owners when the wells are drilled. These drilling costs are expected to be accounted for as capital expenditures as incurred during the contract periods.

Note M – Business Segments

(Millions of dollars)	Total Assets at March 31, 2007	Three Mos. Ended March 31, 2007			Three Mos. Ended March 31, 2006[1]
		External Revenues	Interseg. Revenues	Income (Loss)	External Revenues	Interseg. Revenues	Income (Loss)
Exploration and production[2]
United States	$942.6	93.9	—	10.7	197.9	—	86.4
Canada	1,777.7	179.4	23.1	65.5	177.8	15.1	68.3
United Kingdom	181.7	37.5	—	12.1	52.8	—	24.2
Malaysia	1,571.4	44.1	—	9.8	54.0	—	(16.9)
Ecuador	141.1	25.4	—	4.1	26.4	—	7.7
Other	185.3	1.1	—	(13.4)	1.2	—	(7.8)

Total	4,799.8	381.4	23.1	88.8	510.1	15.1	161.9

Refining and marketing
North America	2,167.0	2,820.5	—	34.5	2,261.7	—	(35.6)
United Kingdom	399.0	226.1	—	1.2	215.3	—	—

Total	2,566.0	3,046.6	—	35.7	2,477.0	—	(35.6)

Total operating segments	7,365.8	3,428.0	23.1	124.5	2,987.1	15.1	126.3
Corporate and other	710.7	6.9	—	(13.9)	4.2	—	(10.3)

Total	$8,076.5	3,434.9	23.1	110.6	2,991.3	15.1	116.0

[1]	Results for 2006 have been adjusted to reflect the adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.
[2]	Additional details about results of oil and gas operations are presented in the tables on page 19.

Note N – Subsequent Event

On April 30, 2007, the Company entered into an agreement with Wal-Mart Stores, Inc. to purchase parcels of property currently leased from Wal-Mart for its Murphy USA retail gasoline stations. The purchases will occur during 2007 and 2008 with expected capital expenditures of approximately $315 million. In conjunction with this agreement, the Company plans to close up to 47 existing stations and will incur after-tax impairment and restoration charges of approximately $18 million in the second quarter 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Murphy’s net income in the first quarter of 2007 was $110.6 million, $.58 per diluted share, down slightly from adjusted net income of $116.0 million, $.61 per diluted share, in same quarter of 2006. In 2007, substantially higher income from the Company’s refining and marketing business was offset by lower income in the exploration and production operations. Murphy’s net income by operating segment is presented below.

	Income (Loss)
	Three Months Ended March 31,
(Millions of dollars)	2007	2006
Exploration and production	$88.8	161.9
Refining and marketing	35.7	(35.6)
Corporate	(13.9)	(10.3)

Net income	$110.6	116.0

Murphy’s income from exploration and production operations was $88.8 million in the first quarter of 2007 compared to $161.9 million in the same quarter of 2006. Lower production volumes and lower realized sales prices for crude oil and natural gas were the primary reasons for reduced earnings in the 2007 period. In addition, the 2006 period included a pretax benefit of $15.7 million for insurance proceeds related to Gulf of Mexico production lost in the fourth quarter 2005 following Hurricane Katrina. Exploration expense in the 2007 period was $48.4 million, down from $63.2 million in 2006. Dry hole expense was lower by $22.7 million in the 2007 period mostly in deepwater Malaysia. Geological and geophysical expense increased $6.1 million in 2007 compared to 2006 due to greater activity in the Republic of Congo. Murphy’s refining and marketing operations generated income of $35.7 million in the 2007 quarter compared to a loss of $35.6 million in the 2006 quarter. Earnings improved in North America mostly due to favorable results at the Meraux refinery, which was operational during the 2007 quarter, while in the 2006 quarter, the refinery was shut-down and incurred significant repairs costs as a result of Hurricane Katrina. Corporate functions reflected a loss of $13.9 million in the 2007 first quarter compared to a loss of $10.3 million in 2006.

Exploration and Production

Results of exploration and production operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended March 31,
(Millions of dollars)	2007	2006
Exploration and production
United States	$10.7	86.4
Canada	65.5	68.3
United Kingdom	12.1	24.2
Malaysia	9.8	(16.9)
Ecuador	4.1	7.7
Other International	(13.4)	(7.8)

Total	$88.8	161.9

Exploration and production operations in the United States reported quarterly earnings of $10.7 million in the first quarter of 2007 compared to $86.4 million in the 2006 quarter. This decrease was primarily due to lower oil and natural gas sales volumes and lower oil and natural gas sales prices in the 2007 quarter, higher production and dry hole expenses in the 2007 quarter, and insurance proceeds of $15.7 million in the 2006 quarter related to Gulf of Mexico production lost in the fourth quarter 2005 after Hurricane Katrina. Oil production was lower at the Medusa and Front Runner fields in the deepwater Gulf of Mexico, while natural gas sales volumes were lower at Medusa and in Vermilion Parish, Louisiana. Production expense increased due to higher workover, maintenance and insurance expenses, while depreciation expense was lower in association with the reduction in crude oil and natural gas sales volumes. Exploration expense increased $14.8 million primarily due to higher dry hole costs in the Gulf of Mexico and onshore U.S.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

Earnings from operations in Canada were $65.5 million in the 2007 quarter versus $68.3 million in the 2006 quarter. Canadian operations realized lower crude oil and natural gas sales prices and slightly lower overall oil and natural gas sales volumes in the current period. Depreciation expense increased in the most recent period compared to the 2006 period due to higher heavy oil development costs and start up of a new coker unit at Syncrude in mid-2006. Exploration expenses in Canada were $4.3 million higher in 2007 due to more unsuccessful drilling and geophysical costs in western Canada.

U.K. operations earned $12.1 million in the 2007 period versus $24.2 million in the same quarter a year ago due to a combination of lower oil and natural gas sales volumes, lower oil and natural gas sales prices and a 10% higher income tax rate in 2007. The higher tax rate became effective in July 2006 retroactive to the beginning of 2006.

Malaysia reported a profit of $9.8 million in the first quarter of 2007 compared to a loss of $16.9 million in the same period in 2006. The current period’s results were favorable to 2006 due to significantly lower exploration expenses, primarily related to no dry hole costs in the 2007 quarter while the 2006 period included dry hole costs of $29.9 million, mostly in deepwater Sabah. Certain exploration expenses in Malaysia do not receive income tax benefits at the present time. The 2007 quarter had lower oil sales volumes and slightly lower oil sales prices, but also had lower associated production and depreciation expenses.

Operations in Ecuador earned $4.1 million in 2007 compared to $7.7 million a year ago. The weaker earnings in 2007 were primarily due to lower oil sales prices mostly due to the 2007 impact of revenue sharing with the Ecuadorian government that became effective in the second quarter of 2006, partially offset by higher sales volumes. Production expense increased in 2007 in association with higher sales volumes and higher field expenses, while depreciation expense increased due to higher sales volumes and higher unit rates. But these higher expenses in 2007 were partially offset by lower exploration expense in the current period.

Other international operations reported a loss of $13.4 million in the 2007 period versus a loss of $7.8 million in the same period a year ago. The higher loss in the 2007 period was primarily due to more geophysical expense in the Republic of Congo and more administrative expense in various areas, partially offset by less dry hole expense in the Republic of Congo compared to the 2006 period.

On a worldwide basis, the Company’s crude oil and condensate sales price averaged $47.86 per barrel for the 2007 first quarter compared to $49.11 per barrel in the first quarter of 2006. Average crude oil and liquids production was 84,555 barrels per day in the 2007 quarter, down from 98,074 barrels per day in the 2006 period. Average oil sales volumes decreased from 100,809 barrels per day in 2006 to 84,468 barrels per day in 2007. The decrease in crude oil production volumes was mostly attributable to lower production at the Medusa and Front Runner fields in the deepwater Gulf of Mexico. Heavy oil production in western Canada was lower in the 2007 first quarter compared to the 2006 period due to lower volumes produced from nonoperated fields in the Seal area of Alberta. Synthetic oil production at Syncrude in northern Alberta was higher in 2007 than 2006 due to start-up of a third coker unit in mid-2006. Production in the U.K. was down in 2007 due to lower volumes produced at the Mungo/Monan and Schiehallion fields. North American natural gas sales prices averaged $7.28 per thousand cubic feet (MCF) in the 2007 first quarter compared to $9.38 per MCF in the same quarter of 2006. Total natural gas sales volumes averaged 61 million cubic feet per day in 2007, down from 84 million cubic feet per day in the same period last year. The decrease in 2007 was primarily attributable to lower production at the Medusa field and onshore in Vermilion Parish, Louisiana.

Additional details about results of oil and gas operations are presented in the tables on page 19.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

Selected operating statistics for the three-month periods ended March 31, 2007 and 2006 follow.

	Three Months Ended March 31,
	2007	2006
Net crude oil, condensate and gas liquids produced – barrels per day	84,555	98,074
United States	14,096	26,499
Canada – light	527	413
– heavy	12,913	15,181
– offshore	18,477	18,481
– synthetic	12,725	10,137
United Kingdom	6,315	8,098
Malaysia	10,405	10,942
Ecuador	9,097	8,323

Net crude oil, condensate and gas liquids sold – barrels per day	84,468	100,809
United States	14,096	26,499
Canada – light	527	413
– heavy	12,913	15,181
– offshore	18,580	19,566
– synthetic	12,725	10,137
United Kingdom	6,489	7,801
Malaysia	9,912	13,594
Ecuador	9,226	7,618

Net natural gas sold – thousands of cubic feet per day	61,119	83,590
United States	43,321	59,577
Canada	9,457	10,101
United Kingdom	8,341	13,912

Total net hydrocarbons produced – equivalent barrels per day (1)	94,742	112,006
Total net hydrocarbons sold – equivalent barrels per day (1)	94,655	114,741

Weighted average sales prices
Crude oil and condensate – dollars per barrel (2)
United States	$50.52	54.09
Canada (3) – light	49.25	55.72
– heavy (4)	32.32	17.67
– offshore	54.62	59.64
– synthetic	58.46	60.03
United Kingdom	55.84	60.86
Malaysia (5)	49.25	50.39
Ecuador (6)	30.43	38.50

Natural gas – dollars per thousand cubic feet
United States (2)	$7.35	9.53
Canada (3)	6.96	8.52
United Kingdom (3)	6.89	7.92

(1)	Natural gas converted on an energy equivalent basis of 6:1
(2)	Includes intracompany transfers at market prices.
(3)	U.S. dollar equivalent.
(4)	Includes the effects of the Company’s hedging program in 2006.
(5)	Price is net of a payment under the terms of the production sharing contract for Block SK 309.
(6)	The three-month price in 2007 is adversely affected by revenue sharing with the Ecuadorian government that became effective in April 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

OIL AND GAS OPERATING RESULTS (unaudited)

(Millions of dollars)	United States	Canada	United Kingdom	Malaysia	Ecuador	Other	Synthetic Oil – Canada	Total
Three Months Ended March 31, 2007
Oil and gas sales and other operating revenues	$93.9	135.5	37.5	44.1	25.4	1.1	67.0	404.5
Production expenses	26.2	20.2	5.9	7.1	9.1	–	31.5	100.0
Depreciation, depletion and amortization	16.7	35.4	5.8	8.3	8.5	.1	5.8	80.6
Accretion of asset retirement obligations	.8	1.0	.5	.7	–	.2	.2	3.4
Exploration expenses
Dry holes	13.2	1.0	–	–	.2	–	–	14.4
Geological and geophysical	9.8	2.8	–	4.8	–	7.4	–	24.8
Other	.5	.1	.1	–	–	2.1	–	2.8

	23.5	3.9	.1	4.8	.2	9.5	–	42.0
Undeveloped lease amortization	4.5	1.5	–	–	–	.4	–	6.4

Total exploration expenses	28.0	5.4	.1	4.8	.2	9.9	–	48.4

Selling and general expenses	5.5	4.1	1.0	3.8	.2	4.0	.2	18.8

Results of operations before taxes	16.7	69.4	24.2	19.4	7.4	(13.1)	29.3	153.3
Income tax provisions	6.0	23.5	12.1	9.6	3.3	.3	9.7	64.5

Results of operations (excluding corporate overhead and interest)	$10.7	45.9	12.1	9.8	4.1	(13.4)	19.6	88.8

Three Months Ended March 31, 2006*
Oil and gas sales and other operating revenues	$197.9	138.1	52.8	54.0	26.4	1.2	54.8	525.2
Production expenses	15.6	19.8	4.5	8.3	6.6	–	30.2	85.0
Depreciation, depletion and amortization	23.4	29.4	6.7	12.7	5.5	.1	3.5	81.3
Accretion of asset retirement obligations	.7	1.0	.4	.1	–	.2	.1	2.5
Exploration expenses
Dry holes	2.6	–	–	29.9	1.1	3.5	–	37.1
Geological and geophysical	11.7	.1	–	6.3	–	.6	–	18.7
Other	.5	.1	–	.2	–	1.2	–	2.0

	14.8	.2	–	36.4	1.1	5.3	–	57.8
Undeveloped lease amortization	4.1	.9	–	–	–	.4	–	5.4

Total exploration expenses	18.9	1.1	–	36.4	1.1	5.7	–	63.2

Net costs associated with hurricanes	.5	–	–	–	–	–	–	.5
Selling and general expenses	5.5	2.5	.9	2.6	.2	2.8	.2	14.7

Results of operations before taxes	133.3	84.3	40.3	(6.1)	13.0	(7.6)	20.8	278.0
Income tax provisions	46.9	29.8	16.1	10.8	5.3	.2	7.0	116.1

Results of operations (excluding corporate overhead and interest)	$86.4	54.5	24.2	(16.9)	7.7	(7.8)	13.8	161.9

*	Adjusted to reflect adoption of FASB Staff Position No. AUG AIR-1; see Note B to the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Refining and Marketing

Refining and marketing operations in North America reported income of $34.5 million in the 2007 period compared to a loss of $35.6 million during the first quarter of 2006. The improvement in 2007 earnings was mostly due to the Meraux, Louisiana refinery operating throughout the latest period, while during the 2006 period, this refinery was shut down for repairs after Hurricane Katrina. The overall loss in 2006 in North America was primarily caused by foregone refining margins, coupled with expenses for ongoing costs and $13.0 million of unrecoverable Hurricane Katrina-related repairs at the Meraux refinery. The Company’s Superior, Wisconsin refinery ran well during the first quarter of each year, but had improved margins in 2007 compared to the 2006 period. Margins for North American retail marketing operations in 2007 were slightly improved compared to the 2006 period, but were hurt by generally rising wholesale prices. Refining and marketing operations in the United Kingdom generated income of $1.2 million in the first quarter of 2007, compared to break-even results in the same quarter of 2006.

Worldwide refinery inputs were 179,928 barrels per day in the first quarter of 2007 compared to 64,059 barrels per day in the 2006 quarter; refinery inputs were significantly higher in 2007 primarily due to the Company’s Meraux refinery being operational in 2007, while it was shut down for the entire 2006 quarter. Petroleum product sales were 422,001 barrels per day, up from 336,378 barrels per day a year ago, with 2007 affected by a higher number of operating retail stations and the Meraux refinery being operational in the current period, but down for repairs in the 2006 period. The Company operated 97 more gasoline stations, primarily at Wal-Mart stores, in the United States at March 31, 2007 compared to one year earlier.

Selected operating statistics for the three-month periods ended March 31, 2007 and 2006 follow.

	Three Months Ended
	March 31,
	2007	2006
Refinery inputs – barrels per day	179,928	64,059
North America	150,166	33,443
United Kingdom	29,762	30,616
Petroleum products sold – barrels per day	422,001	336,378
North America	387,430	304,389
Gasoline	274,719	246,794
Kerosine	3,425	4,243
Diesel and home heating oils	88,235	47,189
Residuals	15,355	2,691
Asphalt, LPG and other	5,696	3,472
United Kingdom	34,571	31,989
Gasoline	12,165	11,832
Kerosine	3,154	3,301
Diesel and home heating oils	12,401	9,557
Residuals	3,069	3,135
LPG and other	3,782	4,164

Corporate

Corporate activities, which include interest income and expense, foreign exchange effects, and corporate overhead not allocated to operating functions, reported a loss of $13.9 million in the 2007 first quarter compared to a loss of $10.3 million in the first quarter of 2006. Higher net cost in the 2007 period was mostly due to higher various administrative costs and less income tax benefits, essentially caused by a larger portion of interest expense incurred in foreign jurisdictions where no tax benefit is presently recognized by the Company. The Company capitalized most of its interest expense to oil and natural gas development projects in the first quarter of both years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Financial Condition

Net cash provided by operating activities was $232.0 million for the first three months of 2007 compared to $190.0 million during the same period in 2006. Changes in operating working capital other than cash and cash equivalents used cash of $32.4 million in the first quarter of 2007 and $79.9 million in the 2006 period. The use of cash in the 2006 period was mostly attributable to higher accounts receivable from insurance companies related to hurricane-related repairs and clean up at the Meraux refinery.

Other predominant uses of cash in both years were for dividends, which totaled $28.2 million in 2007 and $21.0 million in 2006, and for property additions and dry holes, which, including amounts expensed, were $300.3 million and $279.5 million in the three month periods ended March 31, 2007 and 2006, respectively. Total capital expenditures were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2007	2006
Capital expenditures
Exploration and production	$321.7	267.8
Refining and marketing	37.8	30.6
Corporate and other	1.4	1.8

Total capital expenditures	$360.9	300.2

Working capital (total current assets less total current liabilities) at March 31, 2007 was $860.1 million, up $64.1 million from December 31, 2006. This level of working capital does not fully reflect the Company’s liquidity position, because the lower historical costs assigned to inventories under last-in first-out accounting were $418.3 million below fair value at March 31, 2007.

At March 31, 2007, long-term notes payable of $962.2 million and long-term nonrecourse debt of a subsidiary of $7.2 million had increased by $129.1 million in total compared to December 31, 2006. A summary of capital employed at March 31, 2007 and December 31, 2006 follows.

	March 31, 2007		Dec. 31, 2006
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Notes payable	$962.2	18.5	$833.1	16.8
Nonrecourse debt of a subsidiary	7.2	0.1	7.2	0.1
Stockholders' equity	4,234.4	81.4	4,121.3	83.1

Total capital employed	$5,203.8	100.0	$4,961.6	100.0

The Company’s ratio of earnings to fixed charges was 10.7 to 1 for the three-month period ended March 31, 2007.

Accounting and Other Matters

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This pronouncement permits companies with eligible financial assets and financial liabilities to measure these items at fair value in the financial statements. This option to measure at fair value is both instrument specific and irrevocable. If the fair value option is elected, certain additional disclosures are required. This pronouncement is effective in fiscal years beginning after November 15, 2007, but early adoption at the beginning of an earlier fiscal year is permitted as long as adoption occurs before any interim financial statements have been issued for the earlier fiscal year. If the fair value option is elected, financial statements for periods prior to the adoption may not be restated. The Company is in the early stages of considering SFAS No. 159, and the Company is unable to predict at this time whether the fair value option will be elected, and if so, how this decision would effect its consolidated financial statements.

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

In October 2004, the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”) became law. The FASB issued FSP 109-1 in December 2004 to provide guidance on the application of SFAS No. 109, Accounting for Income Taxes, to the provision within the Act that provides a tax deduction on qualified production activities. The tax deduction phased in at 3% beginning in 2005, increased to 6% in 2007 and increases again to 9% in 2010. FSP 109-1 concluded that the tax benefits for the deduction should be recognized as realized. This FSP was effective upon issuance and the Company applied it in computing U.S. income tax beginning in 2005. The Company recorded tax benefits of approximately $0.2 million and $0.3 million in the three-month periods ended March 31, 2007 and 2006, respectively, related to the Act.

Murphy holds a 20% interest in Block 16 Ecuador, where the Company and its partners produce oil for export. In 2001, the local tax authorities announced that Value Added Taxes (VAT) paid on goods and services related to Block 16 and many oil fields held by other companies will no longer be reimbursed. In response to this announcement, the operator of Block 16 filed numerous actions in the Ecuador Tax Court seeking determination that the VAT in question is reimbursable. In July 2004, international arbitrators ruled that VAT was recoverable by another oil company, but the State of Ecuador responded that it was not bound by this arbitral decision. As of March 31, 2007, the Company has a receivable of approximately $9.9 million related to VAT. In early 2007, Ecuadorian authorities settled this issue with the Company by agreeing to assign a portion of the government’s future oil volumes to the Block 16 partners. The settlement had no material impact on the Company’s financial position or net income.

Outlook

The Kikeh field development project offshore Sabah Malaysia continues on pace with a target production start-up during the third quarter 2007. Average crude oil prices in April 2007 were higher than during the first quarter 2007, and the Company expects its oil and natural gas production to average about 88,000 barrels of oil equivalent per day in the quarter. U.S. refining margins have been particularly strong during April 2007 due to tight refining capacity, lower product inventories and strong fuel demand. The effect of higher wholesale fuel prices have resulted in tight retail fuel margins in the U.S. early in the second quarter. The Company currently anticipates total capital expenditures for the full year 2007 to be approximately $2.2 billion, including Wal-Mart site purchases addressed in Note N of the consolidated financial statements.

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

The Company is exposed to market risks associated with interest rates, prices of crude oil, natural gas and petroleum products, and foreign currency exchange rates. As described in Note G to this Form 10-Q report, Murphy periodically makes use of derivative financial and commodity instruments to manage risks associated with existing or anticipated transactions. There was a short-term derivative contract in place at March 31, 2007 to hedge the purchase price of about 1 million barrels of crude oil at the Meraux refinery. A 10% increase in the price of West Texas Intermediate crude oil would have increased the liability associated with this derivative contract by approximately $6.9 million, while a 10% decrease would have reduced the liability by a similar amount.

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

During the first quarter of 2007, the Company instituted a new accounting system for U.S. refined product inventories and customer billing. The Company’s internal control over financial reporting has been altered accordingly for this change in accounting system. There have been no other significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 9, 2005, a class action lawsuit was filed in federal court in the Eastern District of Louisiana seeking unspecified damages to the class comprised of residents of St. Bernard Parish caused by a release of crude oil at Murphy Oil USA, Inc.’s (a wholly-owned subsidiary of Murphy Oil Corporation) Meraux, Louisiana, refinery as a result of flood damage to a crude oil storage tank following Hurricane Katrina. Additional class action lawsuits were consolidated with the first suit into a single action in the U.S. District Court for the Eastern District of Louisiana. In September 2006, the Company reached a settlement with class counsel and on October 10, 2006, the court granted preliminary approval of a class action Settlement Agreement. A Fairness Hearing was held January 4, 2007 and the court entered its ruling on January 30, 2007 approving the class settlement. The majority of the settlement of $330 million will be paid by insurance. The Company recorded an expense of $18 million in the second half of 2006 related to settlement costs not expected to be covered by insurance. As part of the settlement, all properties in the class area will receive a fair and equitable cash payment and will have residual oil cleaned. As part of the settlement, the Company will offer to purchase all properties in an agreed area adjacent to the west side of the Meraux refinery; these property purchases and associated remediation will be paid by the Company and are expected to total $55 million. Approximately 75 non-class action suits regarding the oil spill have been filed and remain pending; however, as part of its October 10, 2006 order, the court stayed these actions pending the settlement proceedings and further orders of the court. The Company believes that insurance coverage exists and it does not expect to incur significant costs associated with this litigation. Accordingly, the Company believes the ultimate resolution of the remaining litigation will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

On June 10, 2003, a fire severely damaged the Residual Oil Supercritical Extraction (ROSE) unit at the Company’s Meraux, Louisiana refinery. The ROSE unit recovers feedstock from the heavy fuel oil stream for conversion into gasoline and diesel. Subsequent to the fire, numerous class action lawsuits have been filed seeking damages for area residents. All the lawsuits have been administratively consolidated into a single legal action in St. Bernard Parish, Louisiana, except for one such action which was filed in federal court. Additionally, individual residents of Orleans Parish, Louisiana, have filed an action in that venue. On May 5, 2004, plaintiffs in the consolidated action in St. Bernard Parish amended their petition to include a direct action against certain of the Company’s liability insurers. The St. Bernard Parish action has since been removed to federal court where a class certification hearing is scheduled for August 28, 2007. In responding to this direct action, one of the Company’s insurers, AEGIS, has raised lack of coverage as a defense. The Company believes that this contention lacks merit and has been advised by counsel that the applicable policy does provide coverage for the underlying incident. Because the Company believes that insurance coverage exists for this matter, it does not expect to incur any significant costs associated with the class action lawsuits. Accordingly, the Company continues to believe that the ultimate resolution of the June 2003 ROSE fire litigation will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

ITEM 1A.	RISK FACTORS

The Company has not identified any additional risk factors not previously disclosed in its Form 10-K filed on March 1, 2007.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibit Index on page 27 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

(b)	A report on Form 8-K was filed on January 11, 2007 that included a News Release regarding the Company’s expected results of operations for the quarter ended December 31, 2006 and announcing results of exploration drilling offshore Malaysia.

(c)	A report on Form 8-K was filed on January 31, 2007 that included a News Release announcing the Company’s earnings and certain other financial information for the three-month and twelve-month periods ended December 31, 2006.

(d)	A report on Form 8-K was filed on February 12, 2007 to disclose a change in the target bonus for the Company’s President and Chief Executive Officer and to file the amended By-Laws of Murphy Oil Corporation to change the number of directors from eleven to ten effective May 9, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY OIL CORPORATION
(Registrant)

By	/s/ JOHN W. ECKART
John W. Eckart, Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer)

May 9, 2007

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