Form 10-Q
period 2008-03-31
MURPHY OIL CORP /DE
filed 2008-05-08
CIK 717423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Number of shares of Common Stock, $1.00 par value, outstanding at March 31, 2008 was 189,979,507.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

	(Unaudited) March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$869,129	673,707
Accounts receivable, less allowance for doubtful accounts of $7,538 in 2008 and $7,484 in 2007	1,303,621	1,420,601
Inventories, at lower of cost or market
Crude oil and blend stocks	424,624	159,379
Finished products	455,256	315,977
Materials and supplies	164,440	151,291
Prepaid expenses	105,746	79,585
Deferred income taxes	61,804	86,252

Total current assets	3,384,620	2,886,792
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $3,575,385 in 2008 and $3,516,338 in 2007	7,309,810	7,109,822
Goodwill	46,340	51,450
Deferred charges and other assets	520,023	487,785

Total assets	$11,260,793	10,535,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$8,123	5,208
Notes payable	—	7,561
Accounts payable and accrued liabilities	2,060,079	1,987,710
Income taxes payable	121,964	108,783

Total current liabilities	2,190,166	2,109,262

Notes payable	1,711,067	1,513,015
Nonrecourse debt of a subsidiary	—	3,141
Deferred income taxes	983,535	916,910
Asset retirement obligations	345,310	336,107
Deferred credits and other liabilities	588,018	564,374
Minority interest	—	26,866

Stockholders’ equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	—	—
Common Stock, par $1.00, authorized 450,000,000 shares, issued 190,499,101 shares in 2008 and 189,972,970 shares in 2007	190,499	189,973
Capital in excess of par value	581,599	547,185
Retained earnings	4,357,426	3,983,998
Accumulated other comprehensive income	326,717	351,765
Treasury stock, 519,594 shares of Common Stock in 2008 and 258,821 shares in 2007, at cost	(13,544)	(6,747)

Total stockholders’ equity	5,442,697	5,066,174

Total liabilities and stockholders’ equity	$11,260,793	10,535,849

See Notes to Consolidated Financial Statements, page 7.

The Exhibit Index is on page 25.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2008	2007
REVENUES
Sales and other operating revenues	$6,489,874	3,427,586
Gain on sale of assets	42,386	353
Interest and other income	471	6,945

Total revenues	6,532,731	3,434,884

COSTS AND EXPENSES
Crude oil and product purchases	5,156,051	2,724,384
Operating expenses	400,880	296,483
Exploration expenses, including undeveloped lease amortization	66,496	48,336
Selling and general expenses	58,888	52,989
Depreciation, depletion and amortization	172,822	107,987
Accretion of asset retirement obligations	5,156	3,462
Interest expense	21,153	15,489
Interest capitalized	(6,949)	(14,657)
Minority interest	298	26

Total costs and expenses	5,874,795	3,234,499

Income before income taxes	657,936	200,385
Income tax expense	248,944	89,751

NET INCOME	$408,992	110,634

INCOME PER COMMON SHARE
Net Income – Basic	$2.16	0.59

Net Income – Diluted	$2.14	0.58

Average Common shares outstanding – basic	189,150,647	187,147,870
Average Common shares outstanding – diluted	191,550,683	189,789,397

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2008	2007
Net income	$408,992	110,634

Other comprehensive income, net of tax
Net gain (loss) from foreign currency translation	(23,559)	9,480
Net loss from benefit plan adjustments	(1,489)	—

COMPREHENSIVE INCOME	$383,944	120,114

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$408,992	110,634
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	172,822	107,987
Amortization of deferred major repair costs	6,636	5,550
Expenditures for asset retirements	(1,211)	(2,778)
Dry hole costs	241	14,447
Amortization of undeveloped leases	27,488	6,375
Accretion of asset retirement obligations	5,156	3,462
Deferred and noncurrent income tax charges	110,784	10,534
Pretax gain from disposition of assets	(42,386)	(353)
Net increase in noncash operating working capital	(245,215)	(32,445)
Other operating activities, net	3,222	8,591

Net cash provided by operating activities	446,529	232,004

INVESTING ACTIVITIES
Property additions and dry hole costs	(510,362)	(300,276)
Expenditures for major repairs	(7,676)	(33)
Proceeds from sales of assets	104,126	16,726
Other – net	(5,749)	(2,751)

Net cash required by investing activities	(419,661)	(286,334)

FINANCING ACTIVITIES
Increase in notes payable	197,686	129,957
Proceeds from exercise of stock options and employee stock purchase plans	9,922	12,220
Excess tax benefits related to exercise of stock options	9,945	6,732
Cash dividends paid	(35,564)	(28,176)

Net cash provided by financing activities	181,989	120,733

Effect of exchange rate changes on cash and cash equivalents	(13,435)	(113)

Net increase in cash and cash equivalents	195,422	66,290
Cash and cash equivalents at January 1	673,707	543,390

Cash and cash equivalents at March 31	$869,129	609,680

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid	$56,683	40,286
Interest paid more than (less than) amounts capitalized	$4,524	(9,564)

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2008	2007
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	—	—

Common Stock – par $1.00, authorized 450,000,000 shares, issued 190,499,101 shares at March 31, 2008 and 188,393,758 shares at March 31, 2007
Balance at beginning of period	$189,973	187,692
Exercise of stock options	526	669
Issuance of time-lapse restricted stock	—	33

Balance at end of period	190,499	188,394

Capital in Excess of Par Value
Balance at beginning of period	547,185	454,860
Exercise of stock options, including income tax benefits	20,261	19,082
Restricted stock transactions and other	6,962	3,794
Stock-based compensation	7,191	5,160

Balance at end of period	581,599	482,896

Retained Earnings
Balance at beginning of period	3,983,998	3,349,832
Cumulative effect of changes in accounting principles	—	(5,010)
Net income for the period	408,992	110,634
Cash dividends	(35,564)	(28,176)

Balance at end of period	4,357,426	3,427,280

Accumulated Other Comprehensive Income
Balance at beginning of period	351,765	131,999
Cumulative effect of change in accounting principle	—	1,345
Foreign currency translation gains (losses), net of income taxes	(23,559)	9,480
Retirement and postretirement benefit plan adjustments, net of income taxes	(1,489)	—

Balance at end of period	326,717	142,824

Treasury Stock
Balance at beginning of period	(6,747)	(3,110)
Sale of stock under employee stock purchase plans	164	213
Awarded restricted stock, net of forfeitures	637	(234)
Cancellation of performance-based restricted stock	(7,598)	(3,827)

Balance at end of period	(13,544)	(6,958)

Total Stockholders’ Equity	$5,442,697	4,234,436

See notes to consolidated financial statements, page 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 2 through 6 of this Form 10-Q report.

Note A – Interim Financial Statements

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 2007. In the opinion of Murphy’s management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at March 31, 2008, and the results of operations, cash flows and changes in stockholders’ equity for the three-month periods ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States. In preparing the financial statements of the Company in conformity with accounting principles generally accepted in the United States, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2007 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three months ended March 31, 2008 are not necessarily indicative of future results.

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

At March 31, 2008, the Company had total capitalized exploratory well costs pending the determination of proved reserves of $287.2 million. The following table reflects the net changes in capitalized exploratory well costs during the three-month periods ended March 31, 2008 and 2007.

(Thousands of dollars)	2008	2007
Beginning balance at January 1	$272,155	315,445
Additions pending the determination of proved reserves	15,051	13,110
Reclassifications to proved properties based on the determination of proved reserves	—	(7,168)

Balance at March 31	$287,206	321,387

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed for each individual well and the number of projects for which exploratory well costs have been capitalized. The projects are aged based on the last well drilled in the project.

	March 31
	2008			2007
(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$17,672	2	2	$88,355	17	5
One to two years	71,145	14	3	100,650	17	2
Two to three years	97,773	15	2	120,229	11	4
Three years or more	100,616	10	4	12,153	2	1

	$287,206	41	11	$321,387	47	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note B – Property, Plant and Equipment (Contd.)

Of the $269.5 million of exploratory well costs capitalized more than one year at March 31, 2008, $169.5 million is in Malaysia, $60.3 million is in the Republic of Congo, $34.2 million is in the U.S., and $5.5 million is in Canada. In Malaysia either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion. In the Republic of Congo a development program is underway for the offshore Azurite field. In the U.S. drilling and development operations are planned, and in Canada a continuing drilling and development program is underway.

In January 2008, the Company sold its interest in Berkana Energy Corporation and recorded a pretax gain of $41.7 million ($39.9 million after-tax).

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

The table that follows provides the components of net periodic benefit expense for the three-month periods ended March 31, 2008 and 2007.

	Pension Benefits		Postretirement Benefits
(Thousands of dollars)	2008	2007	2008	2007
Service cost	$4,538	2,684	609	537
Interest cost	6,741	6,004	1,250	1,024
Expected return on plan assets	(5,857)	(5,346)	—	—
Amortization of prior service cost	344	346	(65)	(62)
Amortization of transitional asset	(132)	(113)	—	—
Recognized actuarial loss	1,016	1,389	409	373

Net periodic benefit expense	$6,650	4,964	2,203	1,872

The increase in net periodic benefit expense in 2008 compared to 2007 is primarily due to additional employees obtained with the December 1, 2007 purchase of the remaining 70% interest in the Milford Haven, Wales refinery.

Beginning in 2008 the Company has reduced its expected annual return on U.S. retirement plan assets from 7.0% to 6.5%.

Murphy previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $56.6 million to its defined benefit pension plans and $4.7 million to its postretirement benefits plan during 2008. During the three-month period ended March 31, 2008, the Company made contributions of $21.4 million and remaining funding in 2008 for the Company’s domestic and foreign defined benefit pension and postretirement plans is anticipated to be $39.9 million.

Note D – Incentive Plans

SFAS No. 123R, Share Based Payment, requires that the cost resulting from all share-based payment transactions be recognized as an expense in the financial statements using a fair value-based measurement method over the periods that the awards vest. The Company adopted SFAS No. 123R on January 1, 2006. Prior to 2006, the Company used APB No. 25 to account for stock-based compensation.

The 2007 Annual Incentive Plan (2007 Annual Plan) authorizes the Executive Compensation Committee (the Committee) to establish specific performance goals associated with annual cash awards that may be earned by officers, executives and other key employees. Cash awards under the 2007 Annual Plan are determined based on the Company’s actual financial and operating results as measured against the performance goals established by the Committee. The 2007 Long-Term Incentive Plan (2007 Long-Term Plan) authorizes the Committee to make grants of the Company’s Common Stock to employees. These grants may be in the form of stock options (nonqualified or incentive), stock appreciation rights (SAR), restricted stock, restricted stock units, performance units, performance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note D – Incentive Plans (Contd.)

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

In February 2008, the Committee granted stock options for 932,500 shares at an exercise price of $72.745 per share. The Black-Scholes valuation for these awards was $17.69 per option. The Committee also granted 328,000 performance-based restricted stock units and 60,000 shares of time-lapse restricted stock units in February 2008 under the 2007 Long-Term Plan approved by shareholders on May 9, 2007. The fair value of the performance-based restricted stock units, using a Monte Carlo valuation model, was $59.445 per unit, while the time-lapse restricted stock units were valued at $71.78 per unit. Also in February the Committee granted 24,930 shares of time-lapse restricted stock to the Company’s Directors under the 2003 Director Plan. These shares vest on the third anniversary of the date of grant. The fair value of these awards was estimated based on the fair market value of the Company’s stock on the date of grant, which was $71.78 per share.

Cash received from options exercised under all share-based payment arrangements for the three-month periods ended March 31, 2008 and 2007 was $9.9 million and $12.2 million, respectively. The actual income tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $10.7 million and $7.7 million for the three-month periods ended March 31, 2008 and 2007, respectively.

Amounts recognized in the financial statements with respect to share-based plans were as follows.

	Three Months Ended March 31
(Thousands of dollars)	2008	2007
Compensation charged against income before tax benefit	$7,543	5,992
Related income tax benefit recognized in income	2,638	2,096

Note E – Earnings per Share

Net income was used as the numerator in computing both basic and diluted income per Common share for the three months ended March 31, 2008 and 2007. The following table reconciles the weighted-average shares outstanding used for these computations.

	Three Months Ended March 31
(Weighted-average shares)	2008	2007
Basic method	189,150,647	187,147,870
Dilutive stock options	2,400,036	2,641,527

Diluted method	191,550,683	189,789,397

Certain options to purchase shares of common stock were outstanding during the 2008 and 2007 periods but were not included in the computation of diluted EPS because the incremental shares from assumed conversion were antidilutive. These included 233,125 shares at a weighted average share price of $72.75 in 2008 and 1,557,125 shares at a weighted average share price of $53.72 in 2007.

Note F – Financial Instruments and Risk Management

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note F – Financial Instruments and Risk Management (Contd.)

•

Crude Oil Purchase Price Risks – The Company purchases crude oil as feedstock at its U.S. and U.K. refineries and is therefore subject to commodity price risk. Short-term derivative instruments were outstanding at March 31, 2008 and 2007 to manage the cost of about 1.5 million barrels and 1.0 million barrels, respectively, of crude oil at the Company’s Meraux, Louisiana refinery. The total impact of marking these contracts to market increased pretax income by $1.5 million and reduced pretax income by $3.2 million in the three-month periods ended March 31, 2008 and 2007, respectively.

•

Foreign Currency Exchange Risks – The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. Short-term derivative instruments were outstanding at March 31, 2008 to manage the risk of certain U.S. dollar balances associated with the Company’s Canadian operations. The effect of marking these contracts to market at March 31, 2008 reduced first quarter 2008 pretax income by $0.6 million.

Note G – Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income (AOCI) on the Consolidated Balance Sheets at March 31, 2008 and December 31, 2007 are presented in the following table.

(Thousands of dollars)	March 31, 2008	Dec. 31, 2007
Foreign currency translation gains, net of tax	$405,077	428,538
Retirement and postretirement plan adjustments, net of tax	(78,360)	(76,773)

Accumulated other comprehensive income	$326,717	351,765

Note H – Environmental and Other Contingencies

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

In addition to being subject to numerous laws and regulations intended to protect the environment and/or impose remedial obligations, the Company is also involved in personal injury and property damage claims, allegedly caused by exposure to or by the release or disposal of materials manufactured or used in the Company’s operations. The Company operates or has previously operated certain sites and facilities, including three refineries, five terminals, and approximately 100 service stations for which known or potential obligations for environmental remediation exist. In addition the Company operates or has operated numerous oil and gas fields that may require some form of remediation, which is generally provided for by the Company’s asset retirement obligation.

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

Note H – Environmental and Other Contingencies (Contd.)

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

On September 9, 2005, a class action lawsuit was filed in federal court in the Eastern District of Louisiana seeking unspecified damages to the class comprised of residents of St. Bernard Parish caused by a release of crude oil at Murphy Oil USA, Inc.’s (a wholly-owned subsidiary of Murphy Oil Corporation) Meraux, Louisiana, refinery as a result of flood damage to a crude oil storage tank following Hurricane Katrina. Additional class action lawsuits were consolidated with the first suit into a single action in the U.S. District Court for the Eastern District of Louisiana. In September 2006, the Company reached a settlement with class counsel and on October 10, 2006, the court granted preliminary approval of a class action Settlement Agreement. A Fairness Hearing was held January 4, 2007 and the court entered its ruling on January 30, 2007 approving the class settlement. The majority of the settlement of $330 million will be paid by insurance. The Company recorded an expense of $18 million in 2006 related to settlement costs not expected to be covered by insurance. As part of the settlement, all properties in the class area will receive a fair and equitable cash payment and will have residual oil cleaned. As part of the settlement, the Company will offer to purchase all properties in an agreed area adjacent to the west side of the Meraux refinery; these property purchases and associated remediation will be paid by the Company and are expected to total $55 million, of which approximately $51.4 million has been spent through March 31, 2008. Approximately 40 non-class action suits regarding the oil spill have been filed and remain pending. The Company believes that insurance coverage exists and it does not expect to incur significant costs associated with this litigation. On August 14, 2007, four of the Company’s high level excess insurers noticed the Company for arbitration in London. The insurers do not deny coverage, but seek arbitration as to whether and to what extent expenditures made by the Company in resolving the oil spill litigation have reached the attachment point for covered loss under their respective policies. The Company is of the position that full coverage should be afforded. Accordingly, the Company believes neither the ultimate resolution of the remaining litigation nor the insurance arbitration will have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 2008, the Company had contingent liabilities of $8.5 million under a financial guarantee and $168.8 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these letters of credit because it is believed that the likelihood of having these drawn is remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note I – Accounting Matters

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, and where applicable simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. The statement was originally effective for fiscal years beginning January 1, 2008. On February 12, 2008, the FASB issued FSP No. 157-2 that delayed for one year the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities. Provisions of the statement are to be applied prospectively except in limited situations. The Company adopted this statement as of January 1, 2008 and the adoption had no material impact on its consolidated financial statements. See further disclosures at Note J.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). This pronouncement permits companies with eligible financial assets and financial liabilities to measure these items at fair value in the financial statements. This option to measure at fair value is both instrument specific and irrevocable. If the fair value option is elected, certain additional disclosures are required and financial statements for periods prior to the adoption may not be restated. The Company adopted this standard as of January 1, 2008, but the Company chose not to elect fair value measurement for any financial assets and financial liabilities, and therefore, the adoption of SFAS No. 159, had no impact on the Company’s consolidated balance sheet or consolidated statement of income.

In June 2007, the FASB ratified the Emerging Issues Task Force’s Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. This new guidance was effective for the Company beginning in January 2008 and required that income tax benefits received by the Company for dividends paid on share-based incentive awards be recorded in Capital in Excess of Par Value in Stockholders’ Equity. Under certain circumstances, such tax benefits received on awards that do not vest could be reclassified to reduce income tax expense in the Consolidated Statements of Income. The effect of adopting EITF No. 06-11 was not material to the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities. This statement is effective for the Company beginning in January 2009, and it expands required disclosures regarding derivative instruments to include qualitative information about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company does not expect this statement to have a significant effect on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note J – Assets and Liabilities Measured at Fair Value

The Company carries certain derivative assets and derivative liabilities at fair value in its Consolidated Balance Sheet. The fair value measurements for these assets and liabilities at March 31, 2008 are presented in the following table.

		Fair Value Measurements at Reporting Date Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$1,456	—	1,456	—
Derivative liabilities	(569)	—	(569)	—

Note K – Business Segments

	Total Assets	Three Mos. Ended March 31, 2008			Three Mos. Ended March 31, 2007
(Millions of dollars)	at March 31, 2008	External Revenues	Interseg. Revenues	Income (Loss)	External Revenues	Interseg. Revenues	Income (Loss)
Exploration and production*
United States	$1,219.6	143.1	—	47.1	93.9	—	10.7
Canada	2,229.0	326.0	23.5	151.3	179.4	23.1	65.5
United Kingdom	235.7	86.1	—	32.1	37.5	—	12.1
Malaysia	2,228.9	464.6	—	204.7	44.1	—	9.8
Ecuador	125.3	23.2	—	.8	25.4	—	4.1
Other	479.1	1.4	—	(8.0)	1.1	—	(13.4)

Total	6,517.6	1,044.4	23.5	428.0	381.4	23.1	88.8

Refining and marketing
North America	2,500.1	4,530.2	—	1.0	2,820.5	—	34.5
United Kingdom	1,286.7	957.6	—	9.2	226.1	—	1.2

Total	3,786.8	5,487.8	—	10.2	3,046.6	—	35.7

Total operating segments	10,304.4	6,532.2	23.5	438.2	3,428.0	23.1	124.5
Corporate and other	956.4	.5	—	(29.2)	6.9	—	(13.9)

Total	$11,260.8	6,532.7	23.5	409.0	3,434.9	23.1	110.6

*	Additional details about results of oil and gas operations are presented in the tables on page 17.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Murphy’s net income in the first quarter of 2008 was $409.0 million, $2.14 per diluted share, up significantly from net income of $110.6 million, $0.58 per diluted share, in the same quarter of 2007. In 2008, substantially higher income from the Company’s exploration and production business was partially offset by lower income in the refining and marketing operations and higher net costs for corporate activities. Murphy’s net income by operating segment is presented below.

	Income (Loss)
	Three Months Ended March 31,
(Millions of dollars)	2008	2007
Exploration and production	$428.0	88.8
Refining and marketing	10.2	35.7
Corporate	(29.2)	(13.9)

Net income	$409.0	110.6

Murphy’s income from exploration and production operations was $428.0 million in the first quarter of 2008 compared to $88.8 million in the same quarter of 2007. Higher realized sales prices for crude oil and natural gas and higher oil and natural gas sales volumes were the primary reasons for improved earnings in the 2008 period. In addition, earnings in 2008 included a $39.9 million after-tax gain from sale of Berkana Energy shares. Exploration expense in the 2008 period was $66.5 million, up from $48.4 million in 2007. Murphy’s refining and marketing operations generated earnings of $10.2 million in the 2008 quarter compared to earnings of $35.7 million in the 2007 quarter. Corporate functions reflected net costs of $29.2 million in the 2008 first quarter compared to net costs of $13.9 million in 2007.

Exploration and Production

Results of exploration and production operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended March 31,
(Millions of dollars)	2008	2007
Exploration and production
United States	$47.1	10.7
Canada	151.3	65.5
United Kingdom	32.1	12.1
Malaysia	204.7	9.8
Ecuador	.8	4.1
Other International	(8.0)	(13.4)

Total	$428.0	88.8

In the United States, exploration and production operations earned $47.1 million in the first quarter of 2008 compared to $10.7 million in the 2007 quarter. This increase was primarily due to higher oil and natural gas sales prices, higher natural gas sales volumes and lower exploration expenses. U.S. natural gas sales volumes were higher in 2008 primarily due to new production at the Mondo NW field that started up in July 2007. U.S. crude oil production was lower in 2008 at the Medusa and Front Runner fields in the deepwater Gulf of Mexico. Production expense in the U.S. was lower in the 2008 period due to less workover and maintenance expenses compared to 2007. Depreciation expense rose primarily due to higher per barrel equivalent amortization rates. Exploration expenses in the U.S. were $10.7 million lower in 2008 primarily due to less dry hole costs in the Gulf of Mexico.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

Earnings from operations in Canada were $151.3 million in the 2008 quarter versus $65.5 million in the 2007 quarter. The 2008 earnings included a $39.9 million after-tax gain on disposal of Berkana Energy shares. Canadian operations realized higher crude oil sales prices, but had lower overall oil and natural gas sales volumes in the current period. Crude oil sales volumes were lower for heavy oil operations in 2008 due to production declining at these fields, while crude oil sales volumes offshore eastern Canada were lower due to timing of sales transactions and Syncrude volumes were lower due to more equipment downtime. Natural gas volumes were lower due to the sale of Berkana early in the first quarter of 2008. Production expenses in Canada were unfavorable in 2008 mostly due to higher energy costs at Syncrude. Depreciation expense declined in the 2008 period compared to the 2007 period due mostly to lower oil and natural gas sales volumes. Exploration expenses in Canada were $27.2 million higher in 2008 due to more seismic acquisition and lease amortization costs attributable to the Tupper natural gas area. The effective tax rate was lower in Canada in 2008 compared to 2007 due to a capital gain tax effect attributable to the gain on sale of Berkana Energy shares.

U.K. operations earned $32.1 million in the 2008 period versus $12.1 million in the same quarter a year ago due to a combination of higher crude oil and natural gas sales prices and higher crude oil sales volumes. Production and depreciation expenses increased in 2008 compared to 2007 in the U.K. due mostly to the higher crude oil sales volumes.

Malaysia reported a profit of $204.7 million in the first quarter of 2008 compared to a profit of $9.8 million in the same period in 2007. The 2008 results were favorable to 2007 due to Kikeh field production that started up in August 2007. Production and depreciation expenses in Malaysia also rose significantly in 2008 due to Kikeh field extraction costs. Geological and geophysical expenses were higher in 2008 primarily due to 3-D seismic acquisition and processing costs in Block P, offshore Sabah. Certain exploration expenses in Malaysia do not receive income tax benefits at the present time.

Operations in Ecuador had earnings of $0.8 million in 2008 compared to earnings of $4.1 million a year ago. The unfavorable results in 2008 were due to lower realized oil sales prices caused by higher revenue sharing taken by the Ecuadorian government in the just completed quarter. Beginning in mid-October 2007, the government claimed 99% of crude oil sales prices that exceed a benchmark price of approximately $23.61 per barrel. Prior to this change, the government’s revenue sharing was 50% of realized prices that exceed the benchmark price. Depreciation expense increased in 2008 due to higher unit rates.

Other international operations reported a loss of $8.0 million in the 2008 period versus a loss of $13.4 million in the same period a year ago. The smaller loss in 2008 was primarily due to less geophysical expense in the Republic of Congo, partially offset by higher exploration expenses in Indonesia.

On a worldwide basis, the Company’s crude oil and condensate sales price averaged $84.95 per barrel for the 2008 first quarter compared to $47.89 per barrel in the first quarter of 2007. Crude oil and liquids production averaged 113,339 barrels per day in the 2008 quarter, up from 84,555 barrels per day in the 2007 period. Average oil sales volumes increased from 84,468 barrels per day in 2007 to 126,932 barrels per day in 2008. The higher crude oil production and sales volumes were mostly attributable to the Kikeh field in Block K, offshore Sabah, Malaysia, which started up in August 2007. Heavy oil production in western Canada was lower in the 2008 first quarter compared to the 2007 period due to field decline in the Seal area of Alberta. Synthetic oil production at Syncrude in northern Alberta was lower in 2008 than 2007 due to more equipment downtime in the current quarter. Production in the U.K. rose in 2008 due to higher volumes produced at the Schiehallion field. Production volumes at the West Patricia field offshore Sarawak, Malaysia was down in 2008 compared to 2007 due to both lower gross production and a smaller portion allocable to the Company under the Block SK 309 production sharing contract. North American natural gas sales prices averaged $8.40 per thousand cubic feet (MCF) in the 2008 first quarter compared to $7.28 per MCF in the same quarter of 2007. Total natural gas sales volumes averaged 69 million cubic feet per day in 2008, up from 61 million cubic feet per day in the same period last year. The increase in 2008 was primarily attributable to gas production at the Mondo NW field in the Gulf of Mexico that started up in July 2007. Natural gas sales volumes decreased in Canada mostly due to the sale of Berkana Energy shares in early 2008.

Additional details about results of oil and gas operations are presented in the tables on page 17.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

Selected operating statistics for the three-month periods ended March 31, 2008 and 2007 follow.

	Three Months Ended March 31,
	2008	2007
Net crude oil, condensate and gas liquids produced – barrels per day	113,339	84,555
United States	12,112	14,096
Canada – light	186	527
– heavy	9,907	12,913
– offshore	18,717	18,477
– synthetic	11,431	12,725
United Kingdom	6,727	6,315
Malaysia	46,378	10,405
Ecuador	7,881	9,097

Net crude oil, condensate and gas liquids sold – barrels per day	126,932	84,468
United States	12,112	14,096
Canada – light	186	527
– heavy	9,907	12,913
– offshore	17,153	18,580
– synthetic	11,431	12,725
United Kingdom	8,772	6,489
Malaysia	58,146	9,912
Ecuador	9,225	9,226

Net natural gas sold – thousands of cubic feet per day	68,983	61,119
United States	56,884	43,321
Canada	4,440	9,457
United Kingdom	7,659	8,341

Total net hydrocarbons produced – equivalent barrels per day (1)	124,836	94,742
Total net hydrocarbons sold – equivalent barrels per day (1)	138,429	94,655

Weighted average sales prices
Crude oil, condensate and natural gas liquids – dollars per barrel (2)
United States	$92.03	50.52
Canada (3) – light	70.37	49.25
– heavy	53.57	32.32
– offshore	96.35	54.62
– synthetic	100.56	58.46
United Kingdom	98.51	55.84
Malaysia (4)	89.63	49.25
Ecuador (5)	26.74	30.43
Natural gas – dollars per thousand cubic feet
United States (2)	$8.52	7.35
Canada (3)	6.80	6.96
United Kingdom (3)	10.48	6.89

(1)	Natural gas converted on an energy equivalent basis of 6:1
(2)	Includes intracompany transfers at market prices.
(3)	U.S. dollar equivalent.
(4)	Prices are net of payments under the terms of production sharing contracts for Blocks SK 309 and K.
(5)	All prices are net of legislated revenue sharing with the Ecuadorian government.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

OIL AND GAS OPERATING RESULTS (unaudited)

(Millions of dollars)	United States	Canada	United Kingdom	Malaysia	Ecuador	Other	Synthetic Oil – Canada	Total
Three Months Ended March 31, 2008
Oil and gas sales and other operating revenues	$143.1	244.9	86.1	464.6	23.2	1.4	104.6	1,067.9
Production expenses	16.9	23.9	10.0	53.4	9.6	—	48.1	161.9
Depreciation, depletion and amortization	27.2	29.9	10.3	52.1	12.2	.2	6.7	138.6
Accretion of asset retirement obligations	1.4	1.3	.5	1.3	—	.2	.2	4.9
Exploration expenses
Dry holes	.5	—	—	(.3)	—	—	—	.2
Geological and geophysical	10.2	10.5	—	12.7	—	.6	—	34.0
Other	1.5	.1	.1	—	—	3.1	—	4.8

	12.2	10.6	.1	12.4	—	3.7	—	39.0
Undeveloped lease amortization	5.1	22.0	—	—	—	.4	—	27.5

Total exploration expenses	17.3	32.6	.1	12.4	—	4.1	—	66.5

Selling and general expenses	7.1	3.6	1.0	1.2	.1	4.5	.2	17.7
Minority interest	—	.3	—	—	—	—	—	.3

Results of operations before taxes	73.2	153.3	64.2	344.2	1.3	(7.6)	49.4	678.0
Income tax provisions	26.1	36.8	32.1	139.5	.5	.4	14.6	250.0

Results of operations (excluding corporate overhead and interest)	$47.1	116.5	32.1	204.7	.8	(8.0)	34.8	428.0

Three Months Ended March 31, 2007
Oil and gas sales and other operating revenues	$93.9	135.5	37.5	44.1	25.4	1.1	67.0	404.5
Production expenses	26.2	20.2	5.9	7.1	9.1	—	31.5	100.0
Depreciation, depletion and amortization	16.7	35.4	5.8	8.3	8.5	.1	5.8	80.6
Accretion of asset retirement obligations	.8	1.0	.5	.7	—	.2	.2	3.4
Exploration expenses
Dry holes	13.2	1.0	—	—	.2	—	—	14.4
Geological and geophysical	9.8	2.8	—	4.8	—	7.4	—	24.8
Other	.5	.1	.1	—	—	2.1	—	2.8

	23.5	3.9	.1	4.8	.2	9.5	—	42.0
Undeveloped lease amortization	4.5	1.5	—	—	—	.4	—	6.4

Total exploration expenses	28.0	5.4	.1	4.8	.2	9.9	—	48.4

Selling and general expenses	5.5	4.1	1.0	3.8	.2	4.0	.2	18.8

Results of operations before taxes	16.7	69.4	24.2	19.4	7.4	(13.1)	29.3	153.3
Income tax provisions	6.0	23.5	12.1	9.6	3.3	.3	9.7	64.5

Results of operations (excluding corporate overhead and interest)	$10.7	45.9	12.1	9.8	4.1	(13.4)	19.6	88.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Refining and Marketing

Refining and marketing operations in North America had earnings of $1.0 million in the 2008 first quarter compared to a profit of $34.5 million during the first quarter of 2007. The unfavorable results in 2008 were mostly due to much weaker U.S. refining margins in the just completed quarter compared to one year ago. U.S. refining margins were hurt by higher prices for crude oil feedstocks in the 2008 period. Margins for North American retail marketing operations in 2008 were slightly improved compared to 2007. Refining and marketing operations in the United Kingdom generated income of $9.2 million in the first quarter of 2008 compared to income of $1.2 million in the same quarter of 2007.

Worldwide refinery inputs were 244,508 barrels per day in the first quarter of 2008 compared to 179,928 barrels per day in the 2007 quarter. Refinery inputs were significantly higher in 2008 primarily due to the Company’s December 1, 2007 acquisition of the remaining 70% of the Milford Haven, Wales refinery. Petroleum product sales were 524,061 barrels per day in 2008, up from 422,001 barrels per day a year ago, with 2008 favorably affected by the Milford Haven refinery acquisition in December 2007.

Selected operating statistics for the three-month periods ended March 31, 2008 and 2007 follow.

	Three Months Ended March 31,
	2008	2007
Refinery inputs – barrels per day	244,508	179,928
North America	135,550	150,166
United Kingdom	108,958	29,762

Petroleum products sold – barrels per day	524,061	422,001
North America	427,411	387,430
Gasoline	307,784	274,719
Kerosine	3,934	3,425
Diesel and home heating oils	97,128	88,235
Residuals	13,268	15,355
Asphalt, LPG and other	5,297	5,696
United Kingdom	96,650	34,571
Gasoline	30,644	12,165
Kerosine	10,262	3,154
Diesel and home heating oils	27,570	12,401
Residuals	12,380	3,069
LPG and other	15,794	3,782

Corporate

Corporate activities, which include interest income and expense, foreign exchange effects, and corporate overhead not allocated to operating functions, reported net costs of $29.2 million in the 2008 first quarter compared to net costs of $13.9 million in the first quarter of 2007. Net costs increased in 2008 compared to 2007 due to a combination of higher losses on foreign currency exchange caused by a weaker U.S. dollar, higher administrative expenses due mostly to stock-based and other incentive compensation, and higher net interest expense associated with higher borrowing levels and lower amounts capitalized to oil and gas development projects. The Company capitalized most of its interest expense to the Kikeh oil development project in the first quarter of 2007. Total after-tax loss for foreign exchange was $4.8 million in the 2008 quarter compared to an $0.8 million gain in 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Financial Condition

Net cash provided by operating activities was $446.5 million for the first three months of 2008 compared to $232.0 million during the same period in 2007. Changes in operating working capital other than cash and cash equivalents used cash of $245.2 million in the first quarter of 2008 and $32.4 million in the first quarter of 2007.

Other predominant uses of cash in both years were for dividends, which totaled $35.6 million in 2008 and $28.2 million in 2007, and for property additions and dry holes, which, including amounts expensed, were $510.4 million and $300.3 million in the three month periods ended March 31, 2008 and 2007, respectively. Total capital expenditures were as follows:

	Three Months Ended March 31,
	2008	2007
(Millions of dollars)
Capital expenditures
Exploration and production	$455.6	321.7
Refining and marketing	119.8	37.8
Corporate and other	1.0	1.4

Total capital expenditures	$576.4	360.9

Working capital (total current assets less total current liabilities) at March 31, 2008 was $1,194.5 million, up $417.0 million from December 31, 2007. This level of working capital does not fully reflect the Company’s liquidity position, because the lower historical costs assigned to inventories under last-in first-out accounting were $884.0 million below fair value at March 31, 2008.

At March 31, 2008, long-term notes payable of $1,711.1 million had increased in total by $198.1 million compared to December 31, 2007. A summary of capital employed at March 31, 2008 and December 31, 2007 follows.

	March 31, 2008		Dec. 31, 2007
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Notes payable	$1,711.1	23.9	$1,513.0	23.0
Nonrecourse debt of a subsidiary	—	—	3.2	0.1
Stockholders’ equity	5,442.7	76.1	5,066.2	76.9

Total capital employed	$7,153.8	100.0	$6,582.4	100.0

The Company’s ratio of earnings to fixed charges was 23.7 to 1 for the three-month period ended March 31, 2008.

Accounting and Other Matters

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, and where applicable simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. The statement was originally effective for fiscal years beginning January 1, 2008. On February 12, 2008, the FASB issued FSP No. 157-2 that delayed for one year the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities. Provisions of the statement are to be applied prospectively except in limited situations. The Company adopted this statement as of January 1, 2008 and the adoption had no material impact on its consolidated financial statements. See further disclosures at Note J.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). This pronouncement permits companies with eligible financial assets and financial liabilities to measure these items at fair value in the financial statements. This option to measure at fair value is both instrument specific and irrevocable. If the fair value option is elected, certain additional disclosures are required and financial statements for periods prior to the adoption may not be restated. This pronouncement was effective January 1, 2008 for the Company. The Company chose not to elect fair value measurement for any financial assets and financial liabilities, and therefore, the adoption of SFAS No. 159, had no impact on the Company’s consolidated balance sheet or consolidated statement of income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Accounting and Other Matters (Contd.)

Recent Accounting Pronouncements (Contd.)

In June 2007, the FASB ratified the Emerging Issues Task Force’s Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. This new guidance was effective for the Company beginning January 1, 2008 and required that income tax benefits received by the Company for dividends paid on share-based incentive awards be recorded in Capital in Excess of Par Value in Stockholders’ Equity. Under certain circumstances, such tax benefits received on awards that do not vest could be reclassified to reduce income tax expense in the Consolidated Statements of Income. The effect of adopting EITF No. 06-11 was not material to the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities. This statement is effective for the Company beginning in January 2009, and it expands required disclosures regarding derivative instruments to include qualitative information about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company does not expect this statement to have a significant effect on its consolidated financial statements.

Murphy holds a 20% interest in Block 16 Ecuador, where the Company and its partners produce oil for export. On October 18, 2007, the government of Ecuador enacted into law a levy that increases from 50% to 99% its share of oil sales prices that exceed a threshold reference price that was about $23.61 per barrel at March 31, 2008. The Company and its partners in Block 16 have initiated arbitration proceedings with an international arbitrator as permitted by its participation contract. While arbitration proceedings are ongoing the Block 16 partners have been negotiating contractual changes with the Ecuadorian government. Such negotiations have thus far been unsuccessful. Should the arbitration, negotiations and other designated security arrangements fail to permit the Company to recover its investment, the Company could have to record an impairment charge to reduce its investment in Block 16 in a future period. The Company’s carrying value of fixed assets in Ecuador at March 31, 2008 amounted to $100.7 million.

Outlook

Average crude oil prices in April 2008 continued to strengthen compared to the average price during the first quarter 2008. The Company expects its oil and natural gas production to average about 115,000 barrels of oil equivalent per day in the second quarter, while sales volumes are expected to be approximately 108,000 barrels of oil equivalent per day during the quarter. U.S. downstream margins continued to be squeezed during April 2008 due to the strong crude oil prices, and the Company’s Superior, Wisconsin refinery commenced an approximate 35-day turnaround in mid-April. In April 2008, the Company executed an agreement to sell its interest in the Lloydminster area of Western Canada for approximately C$140 million subject to due diligence by the buyer; the transaction is expected to close in the second quarter 2008. The Company currently anticipates total capital expenditures for the full year 2008 to be approximately $2.8 billion.

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

The Company is exposed to market risks associated with interest rates, prices of crude oil, natural gas and petroleum products, and foreign currency exchange rates. As described in Note F to this Form 10-Q report, Murphy periodically makes use of derivative financial and commodity instruments to manage risks associated with existing or anticipated transactions. There were short-term derivative contracts in place at March 31, 2008 to hedge the cost of about 1.5 million barrels of crude oil at the Meraux refinery. A 10% increase in the price of West Texas Intermediate crude oil would have increased the liability associated with this derivative contract by approximately $6.3 million, while a 10% decrease would have reduced the liability by a similar amount.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 9, 2005, a class action lawsuit was filed in federal court in the Eastern District of Louisiana seeking unspecified damages to the class comprised of residents of St. Bernard Parish caused by a release of crude oil at Murphy Oil USA, Inc.’s (a wholly-owned subsidiary of Murphy Oil Corporation) Meraux, Louisiana, refinery as a result of flood damage to a crude oil storage tank following Hurricane Katrina. Additional class action lawsuits were consolidated with the first suit into a single action in the U.S. District Court for the Eastern District of Louisiana. In September 2006, the Company reached a settlement with class counsel and on October 10, 2006, the court granted preliminary approval of a class action Settlement Agreement. A Fairness Hearing was held January 4, 2007 and the court entered its ruling on January 30, 2007 approving the class settlement. The majority of the settlement of $330 million will be paid by insurance. The Company recorded an expense of $18 million in 2006 related to settlement costs not expected to be covered by insurance. As part of the settlement, all properties in the class area will receive a fair and equitable cash payment and will have residual oil cleaned. As part of the settlement, the Company will offer to purchase all properties in an agreed area adjacent to the west side of the Meraux refinery; these property purchases and associated remediation will be paid by the Company and are expected to total $55 million, of which approximately $51.4 million has been spent through March 31, 2008. Approximately 40 non-class action suits regarding the oil spill have been filed and remain pending. The Company believes that insurance coverage exists and it does not expect to incur significant costs associated with this litigation. On August 14, 2007, four of the Company’s high level excess insurers noticed the Company for arbitration in London. The insurers do not deny coverage, but seek arbitration as to whether and to what extent expenditures made by the Company in resolving the oil spill litigation have reached the attachment point for covered loss under their respective policies. The Company is of the position that full coverage should be afforded. Accordingly, the Company believes neither the ultimate resolution of the remaining litigation nor the insurance arbitration will have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

ITEM 1A.	RISK FACTORS

The Company has not identified any additional risk factors not previously disclosed in its Form 10-K filed on February 29, 2008.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibit Index on page 25 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

(b)	A report on Form 8-K was filed on January 30, 2008 that included a News Release announcing the Company’s earnings and certain other financial information for the three-month and twelve-month periods ended December 31, 2007.

(d)	A report on Form 8-K was filed on February 11, 2008 to disclose a change in the target bonus for three of the Company’s Executive Officers and to disclose an award of 60,000 time-lapse restricted stock units to the Company’s Executive Vice President and President of Murphy Exploration & Production Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY OIL CORPORATION
(Registrant)

By	/s/ JOHN W. ECKART
John W. Eckart, Vice President
and Controller (Chief Accounting Officer
and Duly Authorized Officer)

May 8, 2008

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