Form 10-Q
period 2009-09-30
MURPHY OIL CORP /DE
filed 2009-11-06
CIK 717423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Number of shares of Common Stock, $1.00 par value, outstanding at September 30, 2009 was 190,932,460.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

	(Unaudited) September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$315,067	666,110
Canadian government securities with maturities greater than 90 days at the date of acquisition	794,313	420,340
Accounts receivable, less allowance for doubtful accounts of $7,657 in 2009 and $7,303 in 2008	1,164,678	1,033,996
Inventories, at lower of cost or market
Crude oil and blend stocks	193,988	98,217
Finished products	384,378	315,340
Materials and supplies	205,870	190,616
Prepaid expenses	89,435	92,544
Deferred income taxes	34,974	29,801

Total current assets	3,182,703	2,846,964
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $4,391,138 in 2009 and $3,824,393 in 2008	8,765,386	7,727,718
Goodwill	42,605	37,370
Deferred charges and other assets	288,352	537,046

Total assets	$12,279,046	11,149,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	2,572
Accounts payable and accrued liabilities	1,733,342	1,434,202
Income taxes payable	252,631	451,372

Total current liabilities	1,985,973	1,888,146
Notes payable	1,479,878	1,026,222
Deferred income taxes	1,088,962	878,131
Asset retirement obligations	443,850	435,589
Deferred credits and other liabilities	328,941	642,065
Stockholders’ equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	—	—
Common Stock, par $1.00, authorized 450,000,000 shares, issued 191,626,348 in 2009 and 191,248,941 shares in 2008	191,626	191,249
Capital in excess of par value	665,771	631,859
Retained earnings	5,933,208	5,557,483
Accumulated other comprehensive income (loss)	178,925	(87,697)
Treasury stock, 693,888 shares of Common Stock in 2009 and 535,135 shares in 2008, at cost	(18,088)	(13,949)

Total stockholders’ equity	6,951,442	6,278,945

Total liabilities and stockholders’ equity	$12,279,046	11,149,098

See Notes to Consolidated Financial Statements, page 7.

The Exhibit Index is on page 33.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008*	2009	2008*
REVENUES
Sales and other operating revenues	$5,202,198	8,184,752	13,114,619	22,900,627
Gain on sale of assets	151	336	3,736	134,582
Interest and other income (expense)	(18,592)	(17,596)	66,800	(13,974)

Total revenues	5,183,757	8,167,492	13,185,155	23,021,235

COSTS AND EXPENSES
Crude oil and product purchases	4,092,713	6,495,942	10,223,288	18,312,432
Operating expenses	421,621	433,160	1,157,871	1,248,208
Exploration expenses, including undeveloped lease amortization	37,899	83,440	183,950	210,336
Selling and general expenses	56,712	56,289	175,146	170,437
Depreciation, depletion and amortization	245,539	164,551	637,737	480,496
Accretion of asset retirement obligations	6,717	5,346	19,134	15,630
Redetermination of Terra Nova working interest	1,301	—	36,392	—
Interest expense	12,611	16,622	37,783	59,326
Interest capitalized	(4,135)	(7,292)	(26,585)	(20,236)

Total costs and expenses	4,870,978	7,248,058	12,444,716	20,476,629

Income from continuing operations before income taxes	312,779	919,434	740,439	2,544,606
Income tax expense	123,902	334,417	319,478	932,867

Income from continuing operations	188,877	585,017	420,961	1,611,739
Income (loss) from discontinued operations, net of income taxes	—	(595)	97,790	879

NET INCOME	$188,877	584,422	518,751	1,612,618

INCOME PER COMMON SHARE – BASIC
Income from continuing operations	$0.99	3.08	2.21	8.51
Income (loss) from discontinued operations	—	—	0.51	—

Net income—Basic	$0.99	3.08	2.72	8.51

INCOME PER COMMON SHARE – DILUTED
Income from continuing operations	$0.98	3.04	2.19	8.39
Income (loss) from discontinued operations	—	—	0.51	—

Net income—Diluted	$0.98	3.04	2.70	8.39

Average common shares outstanding – basic	190,811,162	189,787,636	190,691,892	189,499,657
Average common shares outstanding – diluted	192,641,808	192,243,448	192,375,146	192,219,610

*	Reclassified to conform to current presentation.

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$188,877	584,422	518,751	1,612,618

Other comprehensive income (loss), net of tax
Net gain (loss) from foreign currency translation	145,066	(93,818)	243,583	(106,076)
Retirement and postretirement benefit plan gains	18,756	822	23,039	441

COMPREHENSIVE INCOME	$352,699	491,426	785,373	1,506,983

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2009	2008[1]
OPERATING ACTIVITIES
Net income	$518,751	1,612,618
Income from discontinued operations	97,790	879

Income from continuing operations	420,961	1,611,739
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation, depletion and amortization	637,737	480,496
Amortization of deferred major repair costs	19,272	20,551
Expenditures for asset retirements	(44,308)	(7,213)
Dry hole costs	84,228	53,883
Amortization of undeveloped leases	66,534	85,428
Accretion of asset retirement obligations	19,134	15,630
Deferred and noncurrent income tax charges	46,454	217,347
Pretax gain from disposition of assets	(3,736)	(134,582)
Net (increase) decrease in noncash operating working capital	(139,029)	115,354
Other operating activities, net	79,548	35,795

Net cash provided by continuing operations	1,186,795	2,494,428
Net cash provided (required) by discontinued operations	(328)	102,236

Net cash provided by operating activities	1,186,467	2,596,664

INVESTING ACTIVITIES
Property additions and dry hole costs	(1,542,032)	(1,554,751)
Proceeds from sales of assets	1,570	361,339
Purchase of investment securities[2]	(1,755,184)	(611,110)
Proceeds from maturity of investment securities[2]	1,381,211	—
Expenditures for major repairs	(15,528)	(38,665)
Other – net	(26,154)	(13,690)
Investing activities of discontinued operations
Sales proceeds	78,908	—
Other	(845)	(5,395)

Net cash required by investing activities	(1,878,054)	(1,862,272)

FINANCING ACTIVITIES
Increase (decrease) in notes payable	453,500	(447,195)
Decrease in nonrecourse debt of a subsidiary	(2,572)	(5,235)
Proceeds from exercise of stock options and employee stock purchase plans	8,594	21,463
Excess tax benefits related to exercise of stock options	2,474	18,667
Cash dividends paid	(143,026)	(118,835)

Net cash provided (required) by financing activities	318,970	(531,135)

Effect of exchange rate changes on cash and cash equivalents	21,574	(48,864)

Net increase (decrease) in cash and cash equivalents	(351,043)	154,393
Cash and cash equivalents at January 1	666,110	673,707

Cash and cash equivalents at September 30	$315,067	828,100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid	$101,880	254,138
Interest paid more than (less than) amounts capitalized	(233)	30,542

[1]	Reclassified to conform to current presentation.
[2]	Represents cash invested in Canadian government securities with maturities greater than 90 days at the date of acquisition.

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2009	2008
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	—	—

Common Stock – par $1.00, authorized 450,000,000 shares, issued 191,626,348 shares at September 30, 2009 and 191,022,032 shares at September 30, 2008
Balance at beginning of period	$191,249	189,973
Exercise of stock options	377	1,049

Balance at end of period	191,626	191,022

Capital in Excess of Par Value
Balance at beginning of period	631,859	547,185
Exercise of stock options, including income tax benefits	10,894	41,328
Restricted stock transactions and other	2,473	6,966
Stock-based compensation	19,871	23,100
Sale of stock under employee stock purchase plans	674	—

Balance at end of period	665,771	618,579

Retained Earnings
Balance at beginning of period	5,557,483	3,983,998
Net income for the period	518,751	1,612,618
Cash dividends paid	(143,026)	(118,835)

Balance at end of period	5,933,208	5,477,781

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(87,697)	351,765
Foreign currency translation gains (losses), net of income taxes	243,583	(106,076)
Retirement and postretirement benefit plan gains, net of income taxes	23,039	441

Balance at end of period	178,925	246,130

Treasury Stock
Balance at beginning of period	(13,949)	(6,747)
Sale of stock under employee stock purchase plans	932	419
Cancellation of performance-based restricted stock and forfeitures	(5,071)	(7,679)

Balance at end of period	(18,088)	(14,007)

Total Stockholders’ Equity	$6,951,442	6,519,505

See notes to consolidated financial statements, page 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 2 through 6 of this Form 10-Q report.

Note A – Interim Financial Statements

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 2008. In the opinion of Murphy’s management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at September 30, 2009, and the results of operations, cash flows and changes in stockholders’ equity for the three-month and nine-month periods ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States. In preparing the financial statements of the Company in conformity with accounting principles generally accepted in the United States, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2008 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of future results.

Note B – Discontinued Operations

On March 12, 2009, the Company sold its operations in Ecuador for net cash proceeds of $78.9 million. The acquirer also assumed certain tax and other liabilities associated with the Ecuador properties sold. The Ecuador properties sold included 20% interests in producing Block 16 and the nearby Tivacuno area. The Company recorded a gain of $103.6 million, net of income taxes of $14.0 million, from the sale of the Ecuador properties in 2009. The Company used the proceeds of the sale to pay down debt and to partially fund ongoing development projects in other areas. At the time of the sale, the Ecuador properties produced approximately 6,700 net barrels per day of heavy oil and had net proved oil reserves of approximately 4.6 million barrels. Ecuador operating results prior to the sale, and the resulting gain on disposal, have been reported as discontinued operations. The consolidated financial statements for 2008 have been reclassified to conform to this presentation. In past reports, the operating results for the Ecuador properties were primarily included in the Ecuador segment in the Oil and Gas Operating Results table; interest expense associated with the business was previously included in Corporate results. The major assets (liabilities) associated with the Ecuador properties were as follows:

(Thousands of dollars)
Current assets	$4,214
Property, plant and equipment, net of accumulated depreciation, depletion and amortization	65,178
Other noncurrent assets	683

Assets sold	$70,075

Current liabilities	$105,185
Other noncurrent liabilities	35

Liabilities associated with assets sold	$105,220

The following table reflects the results of operations from the sold properties including the gain on sale.

	Nine Months Ended September 30,
(Thousands of dollars)	2009	2008
Revenues, including a pretax gain on sale of $117,557 in 2009	$125,654	60,679
Income before income tax expense	110,551	3,001
Income tax expense	12,761	2,122

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note C – Property, Plant and Equipment

For companies that use the successful efforts method of accounting, exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project.

At September 30, 2009, the Company had total capitalized exploratory well costs pending the determination of proved reserves of $365.2 million. The following table reflects the net changes in capitalized exploratory well costs during the nine-month periods ended September 30, 2009 and 2008.

(Thousands of dollars)	2009	2008
Beginning balance at January 1	$310,118	272,155
Additions pending the determination of proved reserves	115,334	40,694
Reclassifications to proved properties based on the determination of proved reserves	(60,251)	(6,869)

Balance at September 30	$365,201	305,980

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed for each individual well and the number of projects for which exploratory well costs have been capitalized. The projects are aged based on the last well drilled in the project.

	September 30,
	2009			2008
(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$113,145	10	6	$44,495	4	4
One to two years	49,421	4	4	16,063	7	1
Two to three years	16,064	6	—	124,380	20	3
Three years or more	186,571	26	4	121,042	13	4

	$365,201	46	14	$305,980	44	12

Of the $252.1 million of exploratory well costs capitalized more than one year at September 30, 2009, $177.7 million is in Malaysia, $59.0 million is in the U.S., $9.6 million is in the U.K., and $5.8 million is in Canada. In Malaysia either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion. In the U.S. drilling and development operations are planned. In the U.K. further studies to evaluate the discovery are ongoing, and in Canada a continuing drilling and development program is in process.

In May 2008, the Company sold its interest in the Lloydminster area properties in Western Canada for a pretax gain of $91.3 million ($67.9 million after-tax). In January 2008, the Company sold its interest in Berkana Energy Corporation and recorded a pretax gain of $42.3 million ($40.4 million after-tax).

Note D – Financing Arrangements

In September 2009, the Company filed a Form S-3 registration statement with the U.S. Securities and Exchange Commission which permits the offer and sale of debt and/or equity securities. The Company may use this shelf registration, if needed, in future years to raise debt or equity capital to fund operational requirements. The shelf registration expires in September 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note E – Insurance Matters

The Company maintains insurance coverage related to property damage, liability, and losses of production and profits for occurrences such as storms, fires and other issues. During the third quarter 2009, certain insurance coverage matters were concluded regarding the crude oil spill that occurred at the Meraux, Louisiana refinery following Hurricane Katrina in 2005, and income of $6.5 million, including interest, was recorded in revenue in the Consolidated Statement of Income during the three-month period ended September 30, 2009. During the second quarter 2009, the Company received insurance proceeds to settle business interruption claims related to downtime following a fire at the Meraux, Louisiana refinery in June 2003. Additionally, other insurance proceeds were received during the second quarter 2009 related to damages at the Meraux refinery caused by Hurricane Katrina in 2005. Total income of $28.4 million was recorded in revenue for the nine-month period ended September 30, 2009 related to these various insurance matters.

Note F – Employee and Retiree Benefit Plans

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

The following tables provide the components of net periodic benefit expense for the three-month and nine-month periods ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2009	2008	2009	2008
Service cost	$4,445	4,517	816	629
Interest cost	7,392	6,756	1,450	1,285
Expected return on plan assets	(4,990)	(5,818)	—	—
Amortization of prior service cost	429	511	(68)	(67)
Amortization of transitional asset	(121)	(126)	—	—
Recognized actuarial loss	3,086	1,029	438	421

Net periodic benefit expense	$10,241	6,869	2,636	2,268

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2009	2008	2009	2008
Service cost	$12,898	13,617	2,409	1,866
Interest cost	21,686	20,170	4,290	3,820
Expected return on plan assets	(15,236)	(17,504)	—	—
Amortization of prior service cost	1,247	1,195	(203)	(198)
Amortization of transitional asset	(341)	(389)	—	—
Recognized actuarial loss	9,104	3,070	1,298	1,251

	29,358	20,159	7,794	6,739
Special termination benefits expense	1,867	—	—	—
Curtailment expense	575	—	397	—

Net periodic benefit expense	$31,800	20,159	8,191	6,739

The increase in net periodic benefit expense in 2009 compared to 2008 is primarily due to the decline in value of pension plan assets during 2008. Special termination benefits and curtailment expenses in the nine-month period ended September 30, 2009 related to an early retirement program for certain employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note F – Employee and Retiree Benefit Plans (Contd.)

Murphy previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $50.2 million to its defined benefit pension plans and $4.9 million to its other postretirement benefits plan during 2009. The anticipated defined benefit pension plan contributions included $30.0 million of voluntary contributions in the U.S. During the nine-month period ended September 30, 2009, the Company made contributions of $51.4 million (including $30.0 million of voluntary contributions to the U.S. defined benefit pension plans) and remaining funding in 2009 for the Company’s domestic and foreign defined benefit pension and postretirement plans is anticipated to be $3.7 million.

Note G – Incentive Plans

The cost of all share-based payment transactions must be recognized as an expense in the financial statements using a fair value-based measurement method over the periods that the awards vest.

The 2007 Annual Incentive Plan (2007 Annual Plan) authorizes the Executive Compensation Committee (the Committee) to establish specific performance goals associated with annual cash awards that may be earned by officers, executives and other key employees. Cash awards under the 2007 Annual Plan are determined based on the Company’s actual financial and operating results as measured against the performance goals established by the Committee. The 2007 Long-Term Incentive Plan (2007 Long-Term Plan) authorizes the Committee to make grants of the Company’s Common Stock to employees. These grants may be in the form of stock options (nonqualified or incentive), stock appreciation rights (SAR), restricted stock, restricted stock units, performance units, performance shares, dividend equivalents and other stock-based incentives. The 2007 Long-Term Plan expires in 2017. A total of 6,700,000 shares are issuable during the life of the 2007 Long-Term Plan, with annual grants limited to 1% of Common shares outstanding. The Company has an Employee Stock Purchase Plan that permits the issuance of up to 980,000 shares through June 30, 2017. The Company also has a Stock Plan for Non-Employee Directors (Directors’ Plan) that permits the issuance of restricted stock and stock options or a combination thereof to the Company’s Directors.

In February 2009, the Committee granted stock options for 1,057,000 shares at an exercise price of $43.95 per share. The Black-Scholes valuation for these awards was $15.15 per option. The Committee also granted 375,050 performance-based restricted stock units in February 2009. The fair value of the performance-based restricted stock units, using a Monte Carlo valuation model, was $42.42 per unit. Also in February 2009 the Committee granted 47,790 shares of time-lapse restricted stock to the Company’s Directors under the Directors’ Plan. These shares vest on the third anniversary of the date of grant. The fair value of these awards was estimated based on the fair market value of the Company’s stock on the date of grant, which was $44.65 per share.

Cash received from options exercised under all share-based payment arrangements for the nine-month periods ended September 30, 2009 and 2008 was $8.6 million and $21.5 million, respectively. The actual income tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $3.5 million and $20.5 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

Amounts recognized in the financial statements with respect to share-based plans are as follows.

	Nine Months Ended September 30,
(Thousands of dollars)	2009	2008
Compensation charged against income before tax benefit	$20,104	23,856
Related income tax benefit recognized in income	5,629	7,820

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note H – Earnings per Share

Net income was used as the numerator in computing both basic and diluted income per Common share for the three-month and nine-month periods ended September 30, 2009 and 2008. The following table reconciles the weighted-average shares outstanding used for these computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Weighted-average shares)	2009	2008	2009	2008
Basic method	190,811,162	189,787,636	190,691,892	189,499,657
Dilutive stock options and restricted stock units	1,830,646	2,455,812	1,683,254	2,719,953

Diluted method	192,641,808	192,243,448	192,375,146	192,219,610

Certain options to purchase shares of common stock were outstanding during the 2009 and 2008 periods but were not included in the computation of diluted EPS because the incremental shares from assumed conversion were antidilutive. These included 1,872,625 shares at a weighted average share price of $56.74 in each 2009 period and 929,071 shares at a weighted average share price of $72.745 in each 2008 period.

Note I – Financial Instruments and Risk Management

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

•

Crude Oil Purchase Price Risks – The Company purchases crude oil as feedstock at its U.S. and U.K. refineries and is therefore subject to commodity price risk. Short-term derivative instruments were outstanding at both September 30, 2009 and 2008 to manage the cost of about 0.6 million barrels and 0.9 million barrels, respectively, of crude oil at the Company’s refineries. The impact on consolidated income from continuing operations before income taxes from marking these derivative contracts to market as of the balance sheet dates was a benefit of $0.4 million and a charge of $15.9 million, respectively, in the nine-month periods ended September 30, 2009 and 2008.

•

Foreign Currency Exchange Risks – The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. Short-term derivative instruments were outstanding at September 30, 2009 to manage the risk of approximately $22 million of U.S. dollar balances associated with the Company’s Canadian operation and to manage the risk of approximately $100 million equivalent of ringgit balances in the Company’s Malaysian operations. The impact on consolidated income from continuing operations before taxes from marking these derivative contracts to market as of September 30, 2009 was a gain of $0.5 million in the nine-month period ended September 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note I – Financial Instruments and Risk Management (Contd.)

At September 30, 2009, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	September 30, 2009
	Asset Derivatives		Liability Derivatives
(Thousands of dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivative contracts	—	$—	Accounts Payable and Accrued Liabilities	$1,354

Foreign exchange derivative contracts	Accounts Receivable	468	—	—

For the nine-month period ended September 30, 2009, the gains and losses recognized in the consolidated statement of income for derivative instruments not designated as hedging instruments are presented in the following table.

	Nine Months Ended September 30, 2009
(Thousands of dollars)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Commodity derivative contracts	Crude Oil and Product Purchases	$(23,695)
Foreign exchange derivative contracts	Interest and Other Income (Expense)	5,180

		$(18,515)

The Company carries certain assets and liabilities at fair value in its Consolidated Balance Sheet. The fair value measurements for these assets and liabilities at September 30, 2009 are presented in the following table.

		Fair Value Measurements at Reporting Date Using
(Thousands of dollars)	Sept. 30, 2009	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative assets	$468	—	468	—

Liabilities
Derivative liabilities	$(1,354)	—	(1,354)	—
Nonqualified employee savings plan	(9,609)	(9,609)	—	—

	$(10,963)	(9,609)	(1,354)	—

Note J – Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 are presented in the following table.

(Thousands of dollars)	Sept. 30, 2009	Dec. 31, 2008
Foreign currency translation gains, net of tax	$289,100	45,517
Retirement and postretirement benefit plan losses, net of tax	(110,175)	(133,214)

Accumulated other comprehensive income (loss)	$178,925	(87,697)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note K – Operating Leases

In 2009, wholly owned-subsidiaries of the Company assumed obligations for operating leases of a Floating, Drilling, Production, Storage and Offloading (FDPSO) vessel in the Republic of the Congo and a production platform in the Gulf of Mexico. The leases are for minimum periods of five to seven years. Required payments over the minimum lease periods for the Company’s working interest amount to $254.7 million. During the next five years these minimum payments are: fourth quarter 2009—$11.1 million; 2010—$44.3 million; 2011—$44.3 million; 2012—$44.4 million; 2013—$44.3 million; 2014—$34.8 million; and thereafter $31.5 million. During the construction period for these leased assets, the Company was considered the proportionate owner of this equipment for accounting purposes. With the acceptance of the equipment, the assets and liabilities associated with the leased equipment of approximately $282.7 million were removed from the Company’s balance sheet through a non-cash related sale and leaseback transaction. There was no impact on net income, cash flow or stockholders’ equity from these transactions.

Note L – Commitments and Contingencies

In September 2009, the Company entered into a forward sales contract to mitigate the price risk for a portion of the natural gas sales volumes in 2010 related to its Tupper field in Western Canada. The contract calls for natural gas deliveries of approximately 33 million cubic feet per day during 2010 and is priced at Cdn$5.30 per thousand cubic feet at the AECO “c” sales point. The contract will be accounted for as a normal sale for accounting purposes.

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

The Company’s liability for remedial obligations includes certain amounts that are based on anticipated regulatory approval for proposed remediation of former refinery waste sites. Although regulatory authorities may require more costly alternatives than the proposed processes, the cost of such potential alternative processes is not expected to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note L – Environmental and Other Commitments and Contingencies (Contd.)

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

Based on the results of litigation entitled Kerr-McGee v. Allred, the Company has an unrecorded contingent gain for recovery of Gulf of Mexico federal royalties totaling approximately $244 million, plus accrued interest. In October 2009, the U.S. Supreme Court refused to review the decision handed down by the U.S. Court of Appeals for the Fifth Circuit whereby Kerr-McGee was held not liable for royalties when oil and/or natural gas price thresholds were exceeded for certain deepwater Gulf of Mexico leases. The Company paid federal royalties on similar leases when the prices exceeded the benchmark levels. The Company filed a claim in October 2009 requesting refund of these royalties plus interest with the U.S. Department of Interior, and awaits word on the outcome of the claim. The Company will recognize this benefit to income, net of applicable income tax effects, when the U.S. Department of Interior provides appropriate evidence that it intends to honor the Company’s request for refund. The Company cannot predict how or when the government will respond to this request for refund.

Class action litigation and related opt-out claims involving the Hurricane Katrina related crude oil release in 2005 at the Company’s Meraux, Louisiana refinery have been resolved. Remaining litigation arising out of this incident consists of fewer than ten individual claims from outside the class area for which the Company’s exposure is de minimis. The Company originally recorded expense of $18 million in 2006 related to settlement costs not expected to be covered by insurance. As a result of a confidential arbitral tribunal ruling issued on September 10, 2009 relating to liability insurance coverage issues, the Company recorded a benefit of $4.5 million in the third quarter 2009 to reduce the total overall expected expense related to this matter. Accordingly, the matter will not have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

Litigation arising out of a June 10, 2003 fire in the Residual Oil Supercritical Extraction (ROSE) unit at the Company’s Meraux, Louisiana refinery was settled in July 2009 and memorialized via a filing in the U.S. District Court for the Eastern District of Louisiana on July 24, 2009. An arbitral tribunal heard the Company’s claim for indemnity from one of its insurers, AEGIS, in September 2009 and a decision is expected before year end. The Company believes that insurance coverage does apply for this matter. The Company continues to believe that the ultimate resolution of the June 2003 ROSE fire litigation, including associated insurance coverage issues, will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

The joint agreement between the owners of the Terra Nova field offshore eastern Canada requires a redetermination of working interests based on an analysis of reservoir quality among fault separated areas where varying ownership interests exist. Heretofore, the Company’s ownership interest has been 12.0%. The matter will be the subject of arbitration before final interests are established. This redetermination is expected to be finalized in 2010, and is retroactive to approximately January 2005. Upon completion of the redetermination process, a cash settlement is required among partners to balance cash flows retroactive to the effective date. Information filed with the arbiter indicates that the Company’s interest at Terra Nova will be reduced. During the nine-month period ended September 30, 2009, the Company recorded a $36.4 million pretax charge ($25.6 million after tax) to reflect the estimated liability that will be owed through September 2009 activity for the anticipated reduction in working interest to 11.5%. The final results of the arbitration process could further reduce the Company’s working interest. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note L – Environmental and Other Commitments and Contingencies (Contd.)

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

In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 2009, the Company had contingent liabilities of $7.8 million under a financial guarantee and $166.0 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to the financial guarantee and letters of credit because it is believed that the likelihood of having these drawn is remote.

Note M – Accounting Matters

The Company adopted new accounting guidance issued by the Financial Accounting Standards Board (FASB) for noncontrolling interests in consolidated financial statements effective January 1, 2009. This guidance is to be applied prospectively, except for presentation and disclosure requirements which are applied retrospectively. This guidance required noncontrolling interests to be reclassified as equity, and consolidated net income and comprehensive income shall include the respective results attributable to noncontrolling interests. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

The Company adopted new accounting guidance covering business combinations effective January 1, 2009. The new guidance established principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired business. It also established how to recognize and measure goodwill acquired in the business combination or a gain from a bargain purchase, if applicable. This guidance impacts the recognition and measurement of assets and liabilities in business combinations that occur beginning in 2009. Assets and liabilities that arose from business combinations that occurred prior to 2009 are not affected by this guidance. The adoption of this guidance had no effect on the Company’s financial statements for the nine-month period ended September 30, 2009. The Company is unable to predict how the application of this guidance will affect its financial statements in future periods.

The Company adopted new accounting guidance which addresses disclosures about derivative instruments and hedging activities in January 2009. This guidance expands required disclosures regarding derivative instruments to include qualitative information about objectives and strategies for using derivatives, quantities disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. See Note I for further disclosures.

In 2009, the Company adopted new accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, need to be included in the earnings per share (EPS) calculation under the two-class method, and also requires that all prior-period EPS calculations be adjusted retrospectively. The adoption of this guidance did not have a significant impact on the Company’s prior-period EPS calculations.

The Company adopted new accounting guidance addressing certain equity method investment accounting considerations in January 2009, which has been applied prospectively. The guidance addresses how to initially measure contingent consideration for an equity method investment, how to recognize other-than-temporary impairments of an equity method investment, and how an equity method investor is to account for a share issuance by an investee. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

The Company adopted new accounting guidance addressing subsequent events effective June 30, 2009. The guidance clarified the accounting for and disclosure of subsequent events that occur after the balance sheet date through the date of issuance of the applicable financial statements. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements. See Note O for further disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note M – Accounting Matters (Contd.)

The FASB has issued its Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance became effective for interim and annual periods ended after September 15, 2009 (the third calendar quarter for Murphy Oil) and recognized the FASB Accounting Standards Codification as the single source of authoritative nongovernment U.S. generally accepted accounting principles. The codification superseded all existing accounting standards documents issued by the FASB, and established that all other accounting literature not included in the codification is considered nonauthoritative. Although the codification does not change U.S. generally accepted accounting principles, it does reorganize the principles into accounting topics using a consistent structure. The codification also includes relevant U.S. Securities and Exchange Commission guidance following the same topical structure. Beginning with this Form 10-Q, all references to U.S. generally accepted accounting principles will use the new topical guidelines established with the codification. Otherwise, this new standard is not expected to have a material impact on the Company’s consolidated financial statements in future periods.

The FASB has provided additional guidance regarding disclosures about postretirement benefit plan assets, including how asset investment allocation decisions are made, the fair value of each major category of plan assets, and how fair value is determined for each major asset category. This guidance will be effective for the Company as of December 31, 2009. Upon adoption, no comparative disclosures are required for earlier years presented. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements in future periods.

In June 2009, FASB issued new guidance regarding accounting for transfers of financial assets. This guidance makes the concept of a qualifying special-purpose entity as defined previously no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities must be reevaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. This guidance is effective for the Company beginning on January 1, 2010. The Company is currently evaluating this guidance and is unable to predict at this time how it will impact its consolidated financial statements in future periods.

In June 2009, FASB issued new guidance that requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb potentially significant losses of the entity or the right to receive potentially significant benefits from the entity. A company is required to make ongoing reassessments of whether it is the primary beneficiary of a variable interest entity. This guidance also amends previous guidance for determining whether an entity is considered a variable interest entity. This guidance is effective for the Company beginning on January 1, 2010. The Company is currently evaluating this guidance and is unable to predict at this time how it will impact its consolidated financial statements in future periods.

In December 2008, the U.S. Securities and Exchange Commission adopted revisions to oil and natural gas reserves reporting requirements which are effective for the Company at year-end 2009. The primary changes to reserves reporting include:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note N – Business Segments

	Total Assets at Sept. 30, 2009	Three Mos. Ended Sept. 30, 2009			Three Mos. Ended Sept. 30, 2008[1]
(Millions of dollars)		External Revenues	Inter- segment Revenues	Income (Loss)	External Revenues	Inter- segment Revenues	Income (Loss)
Exploration and production[2]
United States	$1,402.1	138.5	—	6.0	142.5	—	41.0
Canada	2,404.2	163.6	21.8	44.6	286.9	81.4	166.8
United Kingdom	208.4	15.1	—	2.1	62.9	—	20.5
Malaysia	3,176.2	416.3	—	156.2	649.2	—	308.3
Other	631.7	.3	—	(24.8)	1.5	—	(6.1)

Total	7,822.6	733.8	21.8	184.1	1,143.0	81.4	530.5

Refining and marketing
North America	2,385.7	3,716.9	—	46.3	5,665.9	—	91.3
United Kingdom	858.5	751.7	—	(9.1)	1,376.2	—	(5.5)

Total	3,244.2	4,468.6	—	37.2	7,042.1	—	85.8

Total operating segments	11,066.8	5,202.4	21.8	221.3	8,185.1	81.4	616.3
Corporate	1,212.2	(18.6)	—	(32.4)	(17.6)	—	(31.3)

Revenue/income from continuing operations	12,279.0	5,183.8	21.8	188.9	8,167.5	81.4	585.0
Discontinued operations, net of tax	—	—	—	—	—	—	(.6)

Total	$12,279.0	5,183.8	21.8	188.9	8,167.5	81.4	584.4

	Nine Months Ended Sept. 30, 2009			Nine Months Ended Sept. 30, 2008[1]
(Millions of dollars)	External Revenues	Inter- segment Revenues	Income (Loss)	External Revenues	Inter- segment Revenues	Income (Loss)
Exploration and production[2]
United States	$292.4	—	2.6	468.1	—	159.5
Canada	442.7	52.4	38.8	1,063.1	131.7	554.5
United Kingdom	41.9	—	9.1	186.5	—	67.0
Malaysia	1,059.9	—	400.9	1,657.9	—	776.4
Other	1.0	—	(98.7)	2.3	—	(23.2)

Total	1,837.9	52.4	352.7	3,377.9	131.7	1,534.2

Refining and marketing
North America	9,354.9	—	82.3	15,728.9	—	97.3
United Kingdom	1,925.6	—	(6.5)	3,928.4	—	76.0

Total	11,280.5	—	75.8	19,657.3	—	173.3

Total operating segments	13,118.4	52.4	428.5	23,035.2	131.7	1,707.5
Corporate	66.8	—	(7.5)	(14.0)	—	(95.8)

Revenue/income from continuing operations	13,185.2	52.4	421.0	23,021.2	131.7	1,611.7
Discontinued operations, net of tax	—	—	97.8	—	—	.9

Total	$13,185.2	52.4	518.8	23,021.2	131.7	1,612.6

[1]	Reclassified to conform to current presentation.
[2]	Additional details about results of oil and gas operations are presented in the tables on pages 23 and 24.

Note O – Subsequent Events

A wholly-owned subsidiary of the Company purchased an ethanol plant in Hankinson, North Dakota on October 1, 2009. The plant has a rated capacity to produce 110 million gallons of ethanol per annum. The majority of the $92 million purchase price was financed with an $82 million nonrecourse loan held by former owners. The loan currently bears interest at 5.0% per year and is repayable in five years.

The Company has evaluated subsequent events through the date of issuance of these consolidated financial statements (November 6, 2009). In certain cases, events that occur after the balance sheet date lead to recognition and/or disclosure in the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Murphy’s net income in the third quarter of 2009 was $188.9 million, $0.98 per diluted share, compared to net income of $584.4 million, $3.04 per diluted share, in the third quarter of 2008. The 2008 results included a loss from discontinued operations of $0.6 million, with no effect on diluted earnings per share. The lower income in 2009 primarily related to weaker results for both the Company’s exploration and production and refining and marketing businesses.

For the first nine months of 2009, net income totaled $518.8 million, $2.70 per diluted share, compared to net income of $1.613 billion, $8.39 per diluted share, for the same period in 2008. Nine-month income in 2009 compared unfavorably to 2008 due to lower earnings for exploration and production and refining and marketing operations. The 2009 net income included income from discontinued operations of $97.8 million, $0.51 per diluted share, with the amount primarily being generated from a gain on sale of Ecuador assets that occurred in March 2009. Net income for the nine months in 2008 included income from discontinued operations of $0.9 million, with no effect per diluted share.

Murphy’s income from continuing operations by operating segment is presented below.

	Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2009	2008	2009	2008
Exploration and production	$184.1	530.5	352.7	1,534.2
Refining and marketing	37.2	85.8	75.8	173.3
Corporate	(32.4)	(31.3)	(7.5)	(95.8)

Income from continuing operations	$188.9	585.0	421.0	1,611.7

In the 2009 third quarter, the Company’s exploration and production continuing operations earned $184.1 million compared to $530.5 million in the 2008 quarter. Income in the 2009 quarter was adversely affected by significantly lower crude oil and natural gas sales prices compared to the 2008 quarter. The Company’s average realized worldwide sales prices for oil fell more than $51.00 per barrel in 2009 compared to 2008, and average North American natural gas sales prices were lower by $8.50 per thousand cubic feet. Higher oil and natural gas sales volume and lower exploration expenses partially offset the impact of lower oil and gas sales prices. Exploration expenses were $37.9 million in the third quarter of 2009 compared to $83.4 million in the same period of 2008. The Company’s refining and marketing operations generated income of $37.2 million in the 2009 third quarter compared to income of $85.8 million in the same quarter of 2008. The third quarter 2009 was affected by weaker margins for U.K. refining operations and U.S. retail marketing operations compared to 2008. The after-tax costs of corporate functions were $32.4 million in the 2009 third quarter compared to costs of $31.3 million in the 2008 period with the cost increase primarily due to lower net interest earned on invested cash balances in 2009.

For the nine months of 2009, the Company’s exploration and production continuing operations earned $352.7 million compared to $1.53 billion in the 2008 period. Earnings from continuing operations in 2009 were impacted by significantly lower realized crude oil and natural gas sales prices, and no significant gains on sale of assets, whereas 2008 included higher sales prices and significant gains on asset sales in Canada. Continuing operations excludes the results of discontinued operations in Ecuador, which had income of $97.8 million in the 2009 period mostly associated with a gain on sale of these assets. The Company’s refining and marketing operations had earnings of $75.8 million in the first nine months of 2009, compared to earnings of $173.3 million in the same 2008 period. The 2009 period included lower earnings in the North American downstream business compared to a year ago, caused by significantly weaker retail marketing margins in the U.S. Earnings from downstream operations in the U.K. in 2009 were significantly lower than 2008 due to weak margins in refining operations in the current period. Corporate after-tax costs were $7.5 million in the 2009 nine-month period compared to costs of $95.8 million in the 2008 period. Foreign currency exchange gains in 2009 compared to exchange losses in 2008 primarily accounted for the lower net costs in 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production

Results of exploration and production continuing operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2009	2008	2009	2008
Exploration and production
United States	$6.0	41.0	2.6	159.5
Canada	44.6	166.8	38.8	554.5
United Kingdom	2.1	20.5	9.1	67.0
Malaysia	156.2	308.3	400.9	776.4
Other International	(24.8)	(6.1)	(98.7)	(23.2)

Total	$184.1	530.5	352.7	1,534.2

Third quarter 2009 vs. 2008

United States exploration and production operations had earnings of $6.0 million in the third quarter of 2009 compared to $41.0 million in the 2008 quarter. U.S. earnings were significantly lower in the 2009 period predominantly due to much weaker oil and natural gas sales prices. Higher U.S. oil production volumes and natural gas sales volumes were primarily attributable to start-up of production at the Thunder Hawk field in the Gulf of Mexico in the 2009 quarter, plus the effects of fields shut-in for part of the 2008 quarter in the Gulf of Mexico due to hurricanes Gustav and Ike. Production and depreciation expenses in the U.S. were significantly higher in 2009 mostly due to increased oil and natural gas production volumes. U.S. exploration expenses in the 2009 quarter were $17.3 million less than the prior year primarily due to lower dry hole costs and lower geological and geophysical expenses, somewhat offset by higher undeveloped lease amortization expense. Selling and general expenses in the U.S. were lower in the 2009 third quarter than in 2008 due to a larger credit in the current period for recovery of partners’ share of operated overhead as permitted under joint operating agreements.

Operations in Canada earned $44.6 million in the third quarter 2009 compared to $166.8 million in the 2008 quarter. Canadian earnings declined in the 2009 quarter mostly due to lower oil and natural gas sales prices and lower oil sales volumes. Oil production and sales volumes decreased in the 2009 period compared to 2008 primarily due to lower amounts produced offshore Eastern Canada and in the heavy oil area of Western Canada. Natural gas sales volumes increased in 2009 due to higher gas volumes produced at the Tupper area in British Columbia, which came on production in December 2008. Depreciation expense was higher in 2009 due to more natural gas production in the just completed quarter. Exploration expense was $19.9 million less in the 2009 quarter due mostly to lower lease amortization expense attributable to the Tupper West natural gas area in British Columbia.

United Kingdom operations earned $2.1 million in the 2009 third quarter, down from $20.5 million in the 2008 quarter. The 2009 reduction was due to a combination of lower crude oil and natural gas sales volumes and lower oil and gas sales prices in the current quarter. Production and depreciation expenses were lower in the 2009 period in the U.K. primarily due to the reduced crude oil and natural gas sales volumes.

Operations in Malaysia reported earnings of $156.2 million in the 2009 third quarter compared to earnings of $308.3 million during the same period in 2008. The earnings decline in 2009 in Malaysia was primarily attributable to lower crude oil sales prices. Total crude oil sales volumes increased in the 2009 quarter compared to the prior year due to higher production levels at the Kikeh field, offshore Sabah. Natural gas sales volumes in 2009 were due to start-up of Kikeh gas production in December 2008 and start-up of gas production offshore Sarawak in September 2009. No natural gas was produced in Malaysia in the 2008 quarter. Production and depreciation expenses were higher in Malaysia in the current quarter due to higher oil and natural gas sales volumes. Malaysian exploration expense was $25.6 million lower in 2009 primarily due to unsuccessful exploration drilling in the third quarter of 2008. Selling and general expense in Malaysia was a credit in both quarterly periods due to overhead charges to production and development operations under joint operating agreements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

Third quarter 2009 vs. 2008 (Contd.)

Other international operations reported a loss of $24.8 million in the third quarter of 2009 compared to a loss of $6.1 million in the 2008 period. The unfavorable variance was primarily related to unsuccessful exploratory drilling costs in the Republic of the Congo and higher other exploration expense in this segment in the 2009 quarter. The Azurite field in Block MPS, offshore the Republic of the Congo, commenced oil production in August 2009.

On a worldwide basis, the Company’s crude oil, condensate and natural gas liquids prices averaged $61.13 per barrel in the third quarter 2009 compared to $112.55 per barrel in the 2008 period. Average oil and gas liquids production from continuing operations was 131,637 barrels per day in the third quarter of 2009 compared to 111,751 barrels per day in the third quarter of 2008, with the 18% increase primarily attributable to higher production at the Kikeh field in Malaysia and start-up of the Thunder Hawk and Azurite fields in the just completed quarter. Crude oil production was higher in the U.S. in the 2009 quarter mostly due to Thunder Hawk start-up and partial downtime in the 2008 quarter for Gulf of Mexico fields caused by two hurricanes. Canadian heavy oil production was lower in the 2009 quarter compared to 2008 due to normal decline and inclement weather at the Seal area in Alberta. Canadian offshore crude oil production fell in 2009 due to volume decline and a higher royalty rate at the Hibernia field and more equipment downtime at the Terra Nova field. North American natural gas sales prices averaged $3.01 per thousand cubic feet (MCF) in the 2009 quarter compared to $11.51 per MCF in the same quarter of 2008. Worldwide natural gas sales volumes averaged 182 million cubic feet per day in the third quarter 2009, up from 46 million cubic feet per day in the 2008 quarter, primarily due to production from the Tupper area in Western Canada and the Kikeh field offshore Sabah Malaysia, both of which started up in December 2008. Additionally, certain Gulf of Mexico fields were shut-in for a portion of the third quarter 2008 due to two hurricanes during the period. Natural gas sales volumes decreased in the U.K. in 2009 primarily due to lower volumes sold from the Amethyst and Mungo/Monan offshore fields.

Nine months 2009 vs. 2008

U.S. E&P operations produced income of $2.6 million for the nine months ended September 30, 2009 compared to income of $159.5 million in the 2008 period. The 2009 period had lower oil and natural gas sales prices, but higher crude oil and natural gas sales volumes. Production expenses in the U.S. were higher in 2009 mostly due to higher overall production. U.S. depreciation expense was unfavorable in 2009 due to combined impacts of higher production levels and higher per-unit depletion rates compared to 2008. Exploration expenses in the 2009 period in the U.S. were $25.9 million lower than 2008 due to less dry hole and geological and geophysical expenses, but partially offset by higher undeveloped leasehold amortization expense. Income taxes in 2009 included benefits from favorable adjustment of taxes related to prior years.

Canadian operations earned $38.8 million in the 2008 period compared to $554.5 million a year ago. Lower sales prices for crude oil and natural gas in 2009, coupled with after-tax gains of $108.3 million on sales of properties in 2008, primarily led to the earnings reduction in 2009. Higher natural gas volumes were sold in 2009 due to Tupper start-up, but crude oil sales volumes were lower in the current period. Lower Canadian production expense in 2009 was mostly related to less energy costs at Syncrude. Higher depreciation expense in 2009 in Canada was attributable to more natural gas sales volumes after start-up of production at Tupper. Exploration expenses in Canada were $36.4 million lower in 2009 primarily due to less seismic costs and less undeveloped lease amortization at the Tupper West natural gas area development.

Income in the U.K. for the nine-month period in 2009 was $9.1 million compared to $67.0 million a year ago, with the decrease primarily due to lower oil and natural gas sales volumes and sales prices. Production and depreciation expenses were both lower in 2009 than 2008 primarily due to the reduced production levels.

Malaysia operations earned $400.9 million in the first nine months of 2009 compared to earnings of $776.4 million in the 2008 period. The earnings decline was primarily caused by lower crude oil sales prices. Production at the Kikeh field increased during 2009 as more wells came on stream in late 2008. Depreciation expense in Malaysia was higher in 2009 and primarily related to the increase in Kikeh field production. Malaysian exploration expense was $34.7 million lower in 2009 mostly due to less unsuccessful exploration drilling and geophysical costs during the current year. Selling and general expense in 2009 was favorable compared to 2008 due to higher levels of costs charged to production and development operations under joint operating agreements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

Nine months 2009 vs. 2008 (Contd.)

Other international operations reported a loss of $98.7 million in the first nine months of 2009 compared to a loss of $23.2 million in the 2008 period. The larger loss in the 2009 period was primarily due to higher dry hole costs in Australia and higher geophysical expenses offshore Suriname in 2009.

For the first nine months of 2009, the Company’s sales price for crude oil, condensate and natural gas liquids averaged $52.59 per barrel compared to $105.36 per barrel in 2008. Crude oil, condensate and gas liquids production from continuing operations in the first nine months of 2009 averaged 127,911 barrels per day compared to 106,993 barrels per day a year ago. The 20% increase in crude oil volumes was mostly attributable to higher Kikeh field production, offshore Malaysia. Production in the heavy oil area of Western Canada was lower in 2009 mostly due to less production at the Seal properties. Crude oil production offshore Eastern Canada was lower in 2009 due to less volumes produced at both the Hibernia and Terra Nova fields. Lower oil production at the Schiehallion field offshore the U.K. was mostly caused by equipment issues and maintenance downtime. The average sales price for North American natural gas in the first nine months of 2009 was $3.50 per MCF, down from $10.27 per MCF in 2008. Natural gas sales volumes in 2009 were 147 million cubic feet per day compared to 57 million cubic feet per day in 2008, with the greater than 150% increase due mostly to new production at the Tupper area in Western Canada and the Kikeh field, offshore Sabah, Malaysia.

Additional details about results of oil and gas operations are presented in the tables on pages 23 and 24.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

Selected operating statistics for the three-month and nine-month periods ended September 30, 2009 and 2008 follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net crude oil, condensate and gas liquids produced – barrels per day	131,637	118,797	129,672	114,559
Continuing operations	131,637	111,751	127,911	106,993
United States	19,639	9,151	15,502	11,373
Canada – light	21	—	8	62
– heavy	6,581	7,254	6,976	8,801
– offshore	10,538	16,379	12,822	17,214
– synthetic	13,804	13,110	12,458	11,953
United Kingdom	2,165	2,713	3,487	4,917
Malaysia	76,290	63,144	75,782	52,673
Republic of Congo	2,599	—	876	—
Discontinued operations	—	7,046	1,761	7,566

Net crude oil, condensate and gas liquids sold – barrels per day	128,187	117,891	124,988	118,395
Continuing operations	128,187	111,338	123,435	110,888
United States	19,639	9,151	15,502	11,373
Canada – light	21	–	8	62
– heavy	6,581	7,254	6,976	8,801
– offshore	9,554	15,014	13,087	16,132
– synthetic	13,804	13,110	12,458	11,953
United Kingdom	2,202	5,460	2,434	5,616
Malaysia	76,386	61,349	72,970	56,951
Republic of Congo	—	—	—	—
Discontinued operations	—	6,553	1,553	7,507

Net natural gas sold – thousands of cubic feet per day	182,199	45,948	147,240	56,518
United States	63,304	38,846	55,141	46,816
Canada	55,115	1,122	45,982	2,538
United Kingdom	2,758	5,980	2,782	7,164
Malaysia – Kikeh	57,980	—	42,310	—
– other	3,042	—	1,025	—

Total net hydrocarbons produced – equivalent barrels per day (1)	162,004	126,455	154,212	123,979
Total net hydrocarbons sold – equivalent barrels per day (1)	158,554	125,549	149,528	127,815

Weighted average sales prices
Crude oil, condensate and natural gas liquids – dollars per barrel (2)
United States	$65.57	118.87	54.50	108.99
Canada (3) – heavy	46.75	80.87	36.35	70.97
– offshore	67.94	119.06	54.25	111.76
– synthetic	66.54	122.41	56.62	111.70
United Kingdom	68.93	111.89	56.75	106.48
Malaysia (4)	59.18	111.71	52.62	105.48

Natural gas – dollars per thousand cubic feet
United States (2)	$3.33	11.64	3.96	10.44
Canada (3)	2.65	7.05	2.95	7.19
United Kingdom (3)	3.91	11.81	5.15	11.21
Malaysia – Kikeh	0.24	—	0.23	—
– other	3.31	—	3.31	—

(1)	Natural gas converted on an energy equivalent basis of 6:1.
(2)	Includes intracompany transfers at market prices.
(3)	U.S. dollar equivalent.
(4)	Prices are net of payments under the terms of the production sharing contract for Blocks K and SK 309.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

OIL AND GAS OPERATING RESULTS –  THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Millions of dollars)	United States	Canada	United Kingdom	Malaysia	Other	Synthetic Oil – Canada	Total
Three Months Ended September 30, 2009
Oil and gas sales and other revenues	$138.5	100.9	15.1	416.3	.3	84.5	755.6
Production expenses	31.9	23.3	7.8	85.4	—	41.5	189.9
Depreciation, depletion and amortization	79.9	41.3	3.1	76.9	.5	7.7	209.4
Accretion of asset retirement obligations	1.7	1.1	.4	2.0	.1	1.2	6.5
Exploration expenses
Dry holes	.9	—	—	.1	14.7	—	15.7
Geological and geophysical	1.2	3.0	—	.4	.5	—	5.1
Other	.6	.1	.1	—	3.5	—	4.3

	2.7	3.1	.1	.5	18.7	—	25.1
Undeveloped lease amortization	10.3	1.3	—	—	1.2	—	12.8

Total exploration expenses	13.0	4.4	.1	.5	19.9	—	37.9

Terra Nova working interest redetermination	—	1.3	—	—	—	—	1.3
Selling and general expenses	2.8	4.3	.5	(.6)	4.6	.2	11.8

Results of operations before taxes	9.2	25.2	3.2	252.1	(24.8)	33.9	298.8
Income tax expenses	3.2	5.5	1.1	95.9	—	9.0	114.7

Results of operations (excluding corporate overhead and interest)	$6.0	19.7	2.1	156.2	(24.8)	24.9	184.1

Three Months Ended September 30, 2008
Oil and gas sales and other revenues	$142.5	219.7	62.9	649.2	1.5	148.6	1,224.4
Production expenses	15.8	20.0	10.9	65.1	—	45.5	157.3
Depreciation, depletion and amortization	25.2	25.6	7.3	63.4	.3	7.1	128.9
Accretion of asset retirement obligations	1.7	1.1	.6	1.4	.2	.1	5.1
Exploration expenses
Dry holes	17.9	—	—	25.0	—	—	42.9
Geological and geophysical	5.1	2.2	—	1.2	.7	—	9.2
Other	.5	.1	.1	(.1)	1.8	—	2.4

	23.5	2.3	.1	26.1	2.5	—	54.5
Undeveloped lease amortization	6.8	22.0	—	—	.1	—	28.9

Total exploration expenses	30.3	24.3	.1	26.1	2.6	—	83.4

Selling and general expenses	6.1	2.9	1.8	(.6)	4.0	.3	14.5

Results of operations before taxes	63.4	145.8	42.2	493.8	(5.6)	95.6	835.2
Income tax expenses	22.4	45.8	21.7	185.5	.5	28.8	304.7

Results of operations (excluding corporate overhead and interest)	$41.0	100.0	20.5	308.3	(6.1)	66.8	530.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

OIL AND GAS OPERATING RESULTS – NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Millions of dollars)	United States	Canada	United Kingdom	Malaysia	Other	Synthetic Oil – Canada	Total
Nine Months Ended September 30, 2009
Oil and gas sales and other revenues	$292.4	302.5	41.9	1,059.9	1.0	192.6	1,890.3
Production expenses	62.8	71.7	13.3	174.5	—	131.3	453.6
Depreciation, depletion and amortization	167.4	122.8	8.4	212.4	1.2	19.9	532.1
Accretion of asset retirement obligations	5.1	3.1	1.2	5.6	.4	3.2	18.6
Exploration expenses
Dry holes	11.7	—	—	13.9	58.6	—	84.2
Geological and geophysical	2.8	4.3	—	.6	13.4	—	21.1
Other	5.0	.3	.3	—	6.6	—	12.2

	19.5	4.6	.3	14.5	78.6	—	117.5
Undeveloped lease amortization	23.2	40.2	—	—	3.1	—	66.5

Total exploration expenses	42.7	44.8	.3	14.5	81.7	—	184.0

Terra Nova working interest redetermination	—	36.4	—	—	—	—	36.4
Selling and general expenses	13.3	12.1	2.1	(1.4)	16.3	.6	43.0

Results of operations before taxes	1.1	11.6	16.6	654.3	(98.6)	37.6	622.6
Income tax expenses (benefits)	(1.5)	2.6	7.5	253.4	.1	7.8	269.9

Results of operations (excluding corporate overhead and interest)	$2.6	9.0	9.1	400.9	(98.7)	29.8	352.7

Nine Months Ended September 30, 2008
Oil and gas sales and other revenues	$468.1	807.6	186.5	1,657.9	2.3	387.2	3,509.6
Production expenses	48.5	66.8	24.1	174.1	—	146.5	460.0
Depreciation, depletion and amortization	80.8	85.5	21.3	166.9	.7	20.3	375.5
Accretion of asset retirement obligations	4.6	3.5	1.7	4.0	.6	.5	14.9
Exploration expenses
Dry holes	18.1	—	—	35.8	—	—	53.9
Geological and geophysical	27.2	14.8	—	13.4	1.4	—	56.8
Other	4.8	.3	.5	—	8.6	—	14.2

	50.1	15.1	.5	49.2	10.0	—	124.9
Undeveloped lease amortization	18.5	66.1	—	—	.8	—	85.4

Total exploration expenses	68.6	81.2	.5	49.2	10.8	—	210.3

Selling and general expenses	18.1	9.7	3.6	(.1)	12.8	.7	44.8

Results of operations before taxes	247.5	560.9	135.3	1,263.8	(22.6)	219.2	2,404.1
Income tax expenses	88.0	159.1	68.3	487.4	.6	66.5	869.9

Results of operations (excluding corporate overhead and interest)	$159.5	401.8	67.0	776.4	(23.2)	152.7	1,534.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Refining and Marketing

Results of refining and marketing operations are presented below by geographic segment.

	Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Millions of dollars)
Refining and marketing
North America	$46.3	91.3	82.3	97.3
United Kingdom	(9.1)	(5.5)	(6.5)	76.0

Total	$37.2	85.8	75.8	173.3

The Company’s refining and marketing operations generated income of $37.2 million in the 2009 third quarter compared to earnings of $85.8 million in the same quarter of 2008. North American operations had a profit of $46.3 million in the 2009 period compared to a profit of $91.3 million in 2008. U.S. retail marketing margins were significantly weaker in the 2009 quarter compared to 2008. Operations in the United Kingdom incurred a loss of $9.1 million in the third quarter of 2009 compared to a loss of $5.5 million in the same period a year ago. Both the 2009 and 2008 quarters were adversely affected by weak refining margins in the U.K. Worldwide petroleum product sales averaged 553,698 barrels per day in 2009, compared to 535,284 barrels per day in the same period in 2008. Worldwide refinery inputs were 250,081 barrels per day in the third quarter of 2009 compared to 232,020 in the 2008 quarter. Refinery inputs in 2009 increased primarily due to a plant-wide turnaround at the Superior, Wisconsin refinery during the 2008 third quarter.

Refining and marketing operations in the first nine months of 2009 generated a profit of $75.8 million compared to a profit of $173.3 million in the 2008 period. In North America, the 2009 profit of $82.3 million was lower than the 2008 profit of $97.3 million as current-year results were unfavorable due to much weaker U.S. retail marketing margins in 2009 compared to 2008. Results in the United Kingdom reflected a loss of $6.5 million in the first nine months of 2009 compared to earnings of $76.0 million in the 2008 period as 2009 was adversely affected by significantly weaker refining margins on sales of petroleum products.

Selected operating statistics for the three-month and nine-month periods ended September 30, 2009 and 2008 follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Refinery inputs – barrels per day	250,081	232,020	244,627	240,837
North America	146,371	120,793	141,635	127,709
United Kingdom	103,710	111,227	102,992	113,128

Petroleum products sold – barrels per day	553,698	535,284	532,240	536,291
North America	448,685	422,132	428,405	424,294
Gasoline	326,833	313,097	316,436	310,444
Kerosine	13,243	3,366	12,566	2,466
Diesel and home heating oils	78,712	78,563	74,895	89,364
Residuals	14,735	15,815	14,849	14,881
Asphalt, LPG and other	15,162	11,291	9,659	7,139
United Kingdom	105,013	113,152	103,835	111,997
Gasoline	28,491	30,200	29,272	34,065
Kerosine	16,853	18,912	12,541	14,473
Diesel and home heating oils	35,867	29,780	37,303	34,263
Residuals	10,068	15,562	9,696	14,053
LPG and other	13,734	18,698	15,023	15,143

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Corporate

Corporate activities, which include interest income and expense, foreign exchange effects, and corporate overhead not allocated to operating functions, had net costs of $32.4 million in the 2009 third quarter compared to net costs of $31.3 million in the third quarter of 2008. Net costs increased in 2009 compared to 2008 due to lower interest income earned on invested cash balances in 2009, but this was partially offset by lower net interest expense, which was mostly associated with lower interest rates charged on certain outstanding long-term debt, smaller losses on foreign currency exchange movements, and income tax benefits. The Company capitalized less interest expense in the 2009 quarter due to start-up of production in the third quarter 2009 at new fields in the Gulf of Mexico, the Republic of the Congo and Sarawak, Malaysia. The after-tax costs of foreign exchange were $17.0 million in the 2009 third quarter compared to costs of $17.5 million in 2008.

For the first nine months of 2009, corporate activities reflected net costs of $7.5 million compared to net costs of $95.8 million a year ago. The reduction in nine-month 2009 costs related primarily to more favorable foreign currency exchange effects and lower net interest expense, due to a combination of lower interest rates charged on certain outstanding debt and higher interest capitalized to development projects. Total after-tax costs for foreign currency exchange movements were a benefit of $42.7 million in the 2009 nine-month period compared to a cost of $27.9 million in the same 2008 period.

Financial Condition and Liquidity

At September 30, 2009, the Company’s total Cash and Cash Equivalents was $315.1 million, and Canadian Government Securities with Maturities Greater than 90 Days at the Date of Acquisition totaled another $794.3 million. The Company has a committed revolving loan facility with various U.S. and foreign banks totaling $1.962 billion, of which $1.08 billion was unused at September 30, 2009. The capacity of the committed loan facility will be reduced to $1.905 billion between June 2010 and June 2011 and then further reduced to $1.828 billion from June 2011 to maturity in June 2012. The Company also has unused uncommitted loan facilities totaling approximately $350 million. There is no guarantee that the Company could access borrowings under these uncommitted loan facilities. During the third quarter 2009 the Company filed a shelf registration with the U.S. Securities and Exchange Commission that permits the offer and sale of debt and/or equity securities through September 2012. The Company believes that with its present cash, invested cash and loan facilities there are adequate sources of financing to meet its anticipated needs.

Net cash provided by operating activities was $1.19 billion for the first nine months of 2009 compared to $2.60 billion during the same period in 2008. Changes in operating working capital other than cash and cash equivalents used cash of $139.0 million in the first nine months of 2009, but provided cash of $115.4 million in the 2008 period.

Other predominant uses of cash in both years were for dividends, which totaled $143.0 million in 2009 and $118.8 million in 2008, and for property additions and dry holes, which including amounts expensed, were $1.54 billion and $1.55 billion in the nine-month periods ended September 30, 2009 and 2008, respectively. Total capital expenditures were as follows:

	Nine Months Ended September 30,
(Millions of dollars)	2009	2008
Capital Expenditures – Continuing operations
Exploration and production	$1,442.8	1,346.0
Refining and marketing	179.3	319.5
Corporate and other	2.0	2.3

Total capital expenditures – continuing operations	1,624.1	1,667.8

Working capital (total current assets less total current liabilities) at September 30, 2009 was $1.20 billion, up $237.9 million from December 31, 2008. This level of working capital does not fully reflect the Company’s liquidity position because the lower historical costs assigned to inventories under last-in first-out accounting were $501.1 million below fair value at September 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Financial Condition and Liquidity (Contd.)

At September 30, 2009, long-term notes payable of $1.48 billion had increased by $453.7 million compared to December 31, 2008. A summary of capital employed at September 30, 2009 and December 31, 2008 follows.

	Sept. 30, 2009		Dec. 31, 2008
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Notes payable	$1,479.9	17.6%	$1,026.2	14.0%
Stockholders’ equity	6,951.4	82.4	6,279.0	86.0

Total capital employed	$8,431.3	100.0%	$7,305.2	100.0%

The Company’s ratio of earnings to fixed charges was 13.4 to 1 for the nine-month period ended September 30, 2009.

Accounting and Other Matters

The Company adopted new accounting guidance issued by the Financial Accounting Standards Board (FASB) for noncontrolling interests in consolidated financial statements effective January 1, 2009. This guidance is to be applied prospectively, except for presentation and disclosure requirements which are applied retrospectively. This guidance required noncontrolling interests to be reclassified as equity, and consolidated net income and comprehensive income shall include the respective results attributable to noncontrolling interests. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

The Company adopted new accounting guidance covering business combinations effective January 1, 2009. The new guidance established principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired business. It also established how to recognize and measure goodwill acquired in the business combination or a gain from a bargain purchase, if applicable. This guidance impacts the recognition and measurement of assets and liabilities in business combinations that occur beginning in 2009. Assets and liabilities that arose from business combinations that occurred prior to 2009 are not affected by this guidance. The adoption of this guidance had no effect on the Company’s financial statements for the nine-month period ended September 30, 2009. The Company is unable to predict how the application of this guidance will affect its financial statements in future periods.

The Company adopted new accounting guidance which addresses disclosures about derivative instruments and hedging activities in January 2009. This guidance expands required disclosures regarding derivative instruments to include qualitative information about objectives and strategies for using derivatives, quantities disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. See Note I of this Form 10-Q for further disclosures.

In 2009, the Company adopted new accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, need to be included in the earnings per share (EPS) calculation under the two-class method, and also requires that all prior-period EPS calculations be adjusted retrospectively. The adoption of this guidance did not have a significant impact on the Company’s prior-period EPS calculations.

The Company adopted new accounting guidance addressing certain equity method investment accounting considerations in January 2009, which has been applied prospectively. The guidance addresses how to initially measure contingent consideration for an equity method investment, how to recognize other-than-temporary impairments of an equity method investment, and how an equity method investor is to account for a share issuance by an investee. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

The Company adopted new accounting guidance addressing subsequent events effective June 30, 2009. The guidance clarified the accounting for and disclosure of subsequent events that occur after the balance sheet date through the date of issuance of the applicable financial statements. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements. See Note O of this Form 10-Q for further disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Accounting and Other Matters (Contd.)

The FASB has issued its Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance became effective for interim and annual periods ended after September 15, 2009 (the third calendar quarter for Murphy Oil) and recognized the FASB Accounting Standards Codification as the single source of authoritative nongovernment U.S. generally accepted accounting principles. The codification superseded all existing accounting standards documents issued by the FASB, and established that all other accounting literature not included in the codification is considered nonauthoritative. Although the codification does not change U.S. generally accepted accounting principles, it does reorganize the principles into accounting topics using a consistent structure. The codification also includes relevant U.S. Securities and Exchange Commission guidance following the same topical structure. Beginning with this Form 10-Q, all references to U.S. generally accepted accounting principles will use the new topical guidelines established with the codification. Otherwise, this new standard is not expected to have a material impact on the Company’s consolidated financial statements in future periods.

The FASB has provided additional guidance regarding disclosures about postretirement benefit plan assets, including how asset investment allocation decisions are made, the fair value of each major category of plan assets, and how fair value is determined for each major asset category. This guidance will be effective for the Company as of December 31, 2009. Upon adoption, no comparative disclosures are required for earlier years presented. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements in future periods.

In June 2009, FASB issued new guidance regarding accounting for transfers of financial assets. This guidance makes the concept of a qualifying special-purpose entity as defined previously no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities must be reevaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. This guidance is effective for the Company beginning on January 1, 2010. The Company is currently evaluating this guidance and is unable to predict at this time how it will impact its consolidated financial statements in future periods.

In June 2009, FASB issued new guidance that requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb potentially significant losses of the entity or the right to receive potentially significant benefits from the entity. A company is required to make ongoing reassessments of whether it is the primary beneficiary of a variable interest entity. This guidance also amends previous guidance for determining whether an entity is considered a variable interest entity. This guidance is effective for the Company beginning on January 1, 2010. The Company is currently evaluating this guidance and is unable to predict at this time how it will impact its consolidated financial statements in future periods.

In December 2008, the U.S. Securities and Exchange Commission adopted revisions to oil and natural gas reserves reporting requirements which are effective for the Company at year-end 2009. The primary changes to reserves reporting include:

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

Outlook

Worldwide crude oil and North American natural gas prices have strengthened in October 2009 compared to the average price during the third quarter of 2009. The Company expects its oil and natural gas production to average about 193,000 barrels of oil equivalent per day in the fourth quarter 2009. During October 2009, U.S. retail marketing margins had weakened considerably due to rising wholesale gasoline prices, and refining margins have remained weak due to low demand for refined products. The Company currently anticipates total capital expenditures for the full year 2009 to be approximately $2.1 billion.

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

The Company is exposed to market risks associated with interest rates, prices of crude oil, natural gas and petroleum products, and foreign currency exchange rates. As described in Note I to this Form 10-Q report, Murphy periodically makes use of derivative financial and commodity instruments to manage risks associated with existing or anticipated transactions. There were short-term commodity derivative contracts in place at September 30, 2009 to hedge the cost of about 0.6 million barrels of crude oil at the Company’s refineries. A 10% increase in the respective benchmark price of crude oil would have increased the recorded liability associated with these derivative contracts by approximately $3.8 million, while a 10% decrease would have reduced the recorded liability by a similar amount. Changes in the fair value of these derivative contracts generally offset the changes in the value for an equivalent volume of crude oil feedstocks.

There were short-term derivative foreign exchange contracts in place at September 30, 2009 to hedge the value of the U.S. dollars against two foreign currencies. A 10% strengthening of the U.S. dollar against these foreign currencies would have reduced the recorded net asset associated with these contracts by approximately $7.8 million, while a 10% weakening of the U.S. dollar would have increased the recorded net asset by approximately $11.6 million. Changes in the fair value of these derivative contracts generally offset the financial statement impact of an equivalent volume of foreign currency exposures associated with other assets and/or liabilities.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Class action litigation and related opt-out claims involving the Hurricane Katrina related crude oil release in 2005 at the Company’s Meraux, Louisiana refinery have been resolved. Remaining litigation arising out of this incident consists of fewer than ten individual claims from outside the class area for which the Company’s exposure is de minimis. The Company originally recorded expense of $18 million in 2006 related to settlement costs not expected to be covered by insurance. As a result of a confidential arbitral tribunal ruling issued on September 10, 2009 relating to liability insurance coverage issues, the Company recorded a benefit of $4.5 million in the third quarter 2009 to reduce the total overall expected expense related to this matter. Accordingly, the matter will not have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

Litigation arising out of a June 10, 2003 fire in the Residual Oil Supercritical Extraction (ROSE) unit at the Company’s Meraux, Louisiana refinery was settled in July 2009 and memorialized via a filing in the U.S. District Court for the Eastern District of Louisiana on July 24, 2009. An arbitral tribunal heard the Company’s claim for indemnity from one of its insurers, AEGIS, in September 2009 and a decision is expected before year end. The Company believes that insurance coverage does apply for this matter. The Company continues to believe that the ultimate resolution of the June 2003 ROSE fire litigation, including associated insurance coverage issues, will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

ITEM 1A.	RISK FACTORS

The Company has not identified any additional risk factors not previously disclosed in its Form 10-K filed on February 27, 2009.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibit Index on page 33 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

(b)	A report on Form 8-K was filed on August 5, 2009 that included a News Release announcing the Company’s earnings for the three-month and six-month periods ended June 30, 2009.

(c)	A report on Form 8-K was filed on August 11, 2009 that disclosed the departure of a principal officer of the Company.

(d)	A report on Form 8-K was filed on September 2, 2009 that included restated consolidated financial statements for the three-year period ended December 31, 2008 to present all Ecuador operations as discontinued operations.

(e)	A report on Form 8-K was filed on October 1, 2009 that included a News Release announcing the acquisition of a corn-based ethanol plant in Hankinson, North Dakota.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY OIL CORPORATION
(Registrant)

By	/s/ JOHN W. ECKART
John W. Eckart, Vice President
and Controller (Chief Accounting Officer and Duly Authorized Officer)

November 6, 2009

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