Form 10-Q
period 2010-03-31
MURPHY OIL CORP /DE
filed 2010-05-07
CIK 717423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of Common Stock, $1.00 par value, outstanding at March 31, 2010 was 191,482,649.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

	(Unaudited)
	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$299,973	301,144
Canadian government securities with maturities greater than 90 days at the date of acquisition	895,643	779,025
Accounts receivable, less allowance for doubtful accounts of $7,872 in 2010 and $7,761 in 2009	1,390,131	1,463,297
Inventories, at lower of cost or market
Crude oil and blend stocks	157,817	128,936
Finished products	377,659	384,250
Materials and supplies	218,733	220,796
Prepaid expenses	91,290	83,218
Deferred income taxes	54,713	15,029

Total current assets	3,485,959	3,375,695
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $5,057,057 in 2010 and $4,714,826 in 2009	9,307,027	9,065,088
Goodwill	42,115	40,652
Deferred charges and other assets	334,741	274,924

Total assets	$13,169,842	12,756,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$29	38
Accounts payable and accrued liabilities	2,003,515	1,794,406
Income taxes payable	447,836	387,164

Total current liabilities	2,451,380	2,181,608
Long-term debt	1,231,235	1,353,183
Deferred income taxes	1,052,274	1,018,767
Asset retirement obligations	502,331	476,938
Deferred credits and other liabilities	379,037	379,837
Stockholders’ equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	—	—
Common Stock, par $1.00, authorized 450,000,000 shares, issued 191,988,394 shares in 2010 and 191,797,600 shares in 2009	191,988	191,798
Capital in excess of par value	688,344	680,509
Retained earnings	6,305,396	6,204,316
Accumulated other comprehensive income	381,041	287,187
Treasury stock, 505,745 shares of Common Stock in 2010 and 682,222 shares of Common Stock in 2009, at cost	(13,184)	(17,784)

Total stockholders’ equity	7,553,585	7,346,026

Total liabilities and stockholders’ equity	$13,169,842	12,756,359

See Notes to Consolidated Financial Statements, page 7.

The Exhibit Index is on page 30.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2010	2009
REVENUES
Sales and other operating revenues	$5,228,675	3,416,427
Gain on sale of assets	676	15
Interest and other income (expense)	(49,191)	29,110

Total revenues	5,180,160	3,445,552

COSTS AND EXPENSES
Crude oil and product purchases	3,978,959	2,556,044
Operating expenses	465,607	362,361
Exploration expenses, including undeveloped lease amortization	66,364	111,105
Selling and general expenses	65,131	56,832
Depreciation, depletion and amortization	292,680	194,769
Accretion of asset retirement obligations	7,613	6,253
Redetermination of Terra Nova working interest	5,516	—
Interest expense	14,809	11,988
Interest capitalized	(2,665)	(10,323)

Total costs and expenses	4,894,014	3,289,029

Income from continuing operations before income taxes	286,146	156,523
Income tax expense	137,255	85,283

Income from continuing operations	148,891	71,240
Income from discontinued operations, net of income taxes	—	99,864

NET INCOME	$148,891	171,104

INCOME PER COMMON SHARE – BASIC
Income from continuing operations	$0.78	0.37
Income from discontinued operations	—	0.53

Net Income – Basic	$0.78	0.90

INCOME PER COMMON SHARE – DILUTED
Income from continuing operations	$0.77	0.37
Income from discontinued operations	—	0.52

Net income – Diluted	$0.77	0.89

Average Common shares outstanding – basic	191,219,265	190,545,771
Average Common shares outstanding – diluted	192,929,735	192,281,803

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2010	2009
Net income	$148,891	171,104

Other comprehensive income, net of income taxes
Net gain (loss) from foreign currency translation	91,660	(80,987)
Retirement and postretirement benefit plan adjustments	2,194	2,188

COMPREHENSIVE INCOME	$242,745	92,305

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$148,891	171,104
Income from discontinued operations	—	99,864

Income from continuing operations	148,891	71,240
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation, depletion and amortization	292,680	194,769
Amortization of deferred major repair costs	7,181	6,501
Expenditures for asset retirements	(7,521)	(2,098)
Dry hole costs	22,274	67,471
Amortization of undeveloped leases	20,857	25,734
Accretion of asset retirement obligations	7,613	6,253
Deferred and noncurrent income tax charges (benefits)	18,272	(785)
Pretax gain from disposition of assets	(676)	(15)
Net decrease in noncash operating working capital	244,327	44,970
Other operating activities, net	75,499	(36,589)

Net cash provided by continuing operations	829,397	377,451
Net cash provided by discontinued operations	—	2,576

Net cash provided by operating activities	829,397	380,027

INVESTING ACTIVITIES
Property additions and dry hole costs	(481,005)	(511,358)
Purchases of investment securities*	(630,169)	(599,751)
Proceeds from maturity of investment securities*	513,551	406,528
Expenditures for major repairs	(50,516)	(7,408)
Proceeds from sales of assets	1,545	116
Other – net	(7,580)	(1,836)
Investing activities of discontinued operations
Sales proceeds	—	78,908
Other	—	(845)

Net cash required by investing activities	(654,174)	(635,646)

FINANCING ACTIVITIES
Repayment of notes payable	(122,000)	(30,000)
Repayment of nonrecourse debt of a subsidiary	—	(2,572)
Proceeds from exercise of stock options and employee stock purchase plans	5,620	4,420
Withholding tax on stock-based incentive awards	(4,930)	—
Excess tax benefits related to exercise of stock options	191	1,957
Cash dividends paid	(47,811)	(47,639)

Net cash required by financing activities	(168,930)	(73,834)

Effect of exchange rate changes on cash and cash equivalents	(7,464)	(9,254)

Net decrease in cash and cash equivalents	(1,171)	(338,707)
Cash and cash equivalents at January 1	301,144	666,110

Cash and cash equivalents at March 31	$299,973	327,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Cash income taxes paid	$122,959	82,401
Interest paid more than (less than) amounts capitalized	$911	(8,975)

*	Investments are Canadian government securities with maturities greater than 90 days at the date of acquisition.

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2010	2009
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	—	—

Common Stock – par $1.00, authorized 450,000,000 shares, issued 191,988,394 shares at March 31, 2010 and 191,508,641 shares at March 31, 2009
Balance at beginning of period	$191,798	191,249
Exercise of stock options	190	260

Balance at end of period	191,988	191,509

Capital in Excess of Par Value
Balance at beginning of period	680,509	631,859
Exercise of stock options, including income tax benefits	5,300	7,440
Restricted stock transactions and other	(9,229)	5,439
Amortization, forfeitures and other	11,502	8,114
Sale of stock under employee stock purchase plans	262	191

Balance at end of period	688,344	653,043

Retained Earnings
Balance at beginning of period	6,204,316	5,557,483
Net income for the period	148,891	171,104
Cash dividends	(47,811)	(47,639)

Balance at end of period	6,305,396	5,680,948

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	287,187	(87,697)
Foreign currency translation gains (losses), net of income taxes	91,660	(80,987)
Retirement and postretirement benefit plan adjustments, net of income taxes	2,194	2,188

Balance at end of period	381,041	(166,496)

Treasury Stock
Balance at beginning of period	(17,784)	(13,949)
Sale of stock under employee stock purchase plans	301	587
Awarded restricted stock, net of forfeitures	4,299	—
Cancellation of performance-based restricted stock and forfeitures	—	(5,440)

Balance at end of period	(13,184)	(18,802)

Total Stockholders’ Equity	$7,553,585	6,340,202

See notes to consolidated financial statements, page 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 2 through 6 of this Form 10-Q report.

Note A – Interim Financial Statements

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 2009. In the opinion of Murphy’s management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at March 31, 2010, and the results of operations, cash flows and changes in stockholders’ equity for the three-month periods ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States. In preparing the financial statements of the Company in conformity with accounting principles generally accepted in the United States, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2009 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three months ended March 31, 2010 are not necessarily indicative of future results.

Note B – Discontinued Operations

On March 12, 2009, the Company sold its operations in Ecuador for net cash proceeds of $78.9 million, subject to post-closing adjustments. The acquirer also assumed certain tax and other liabilities associated with the Ecuador properties sold. The Ecuador properties sold included 20% interests in producing Block 16 and the nearby Tivacuno area. The Company recorded a preliminary gain of $104.0 million, net of income taxes of $14.0 million, from the sale of the Ecuador properties. At the time of the sale, the Ecuador properties produced approximately 6,700 net barrels per day of heavy oil and had net oil reserves of approximately 4.3 million barrels. All Ecuador operating results prior to the sale, and the resulting gain on disposal, have been reported as discontinued operations. The major assets (liabilities) associated with the Ecuador properties at the date of sale were as follows:

(Thousands of dollars)
Current assets	$4,214
Property, plant and equipment, net of accumulated depreciation, depletion and amortization	65,178
Other noncurrent assets	683

Assets sold	$70,075

Current liabilities	$105,185
Other noncurrent liabilities	35

Liabilities associated with assets sold	$105,220

The following table reflects the results of operations from the sold properties including the gain on sale.

(Thousands of dollars)	Three Months Ended March 31, 2009
Revenues, including a pretax gain on sale of $117,926	$126,023
Income before income tax expense	113,825
Income tax expense	13,961

Note C – Property, Plant and Equipment

Under U.S. generally accepted accounting principles for companies that use the successful efforts method of accounting, exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note C – Property, Plant and Equipment (Contd.)

At March 31, 2010, the Company had total capitalized exploratory well costs pending the determination of proved reserves of $379.2 million. The following table reflects the net changes in capitalized exploratory well costs during the three-month periods ended March 31, 2010 and 2009.

(Thousands of dollars)	2010	2009
Beginning balance at January 1	$369,862	310,118
Additions pending the determination of proved reserves	9,310	2,326
Reclassifications to proved properties based on the determination of proved reserves	—	—

Balance at March 31	$379,172	312,444

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed for each individual well and the number of projects for which exploratory well costs have been capitalized. The projects are aged based on the last well drilled in the project.

	March 31
	2010			2009
(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$122,085	14	6	31,261	3	2
One to two years	32,400	4	2	18,046	2	2
Two to three years	17,946	2	2	71,101	14	3
Three years or more	206,741	32	4	192,036	25	5

	$379,172	52	14	312,444	44	12

Of the $257.1 million of exploratory well costs capitalized more than one year at March 31, 2010, $177.7 million is in Malaysia, $59.8 million is in the U.S., $10.1 million is in Canada and $9.5 million is in the U.K. In Malaysia either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion. In the U.S. drilling and development operations are planned, in Canada a continuing drilling and development program is underway, and in the U.K. further studies to evaluate the discovery are ongoing.

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

The table that follows provides the components of net periodic benefit expense for the three-month periods ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2010	2009	2010	2009
Service cost	$5,259	4,118	888	776
Interest cost	7,448	6,988	1,431	1,391
Expected return on plan assets	(5,851)	(5,346)	—	—
Amortization of prior service cost	387	398	(64)	(66)
Amortization of transitional asset	(127)	(106)	—	—
Recognized actuarial loss	2,965	2,944	578	421

Net periodic benefit expense	$10,081	8,996	2,833	2,522

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note D – Employee and Retiree Benefit Plans (Contd.)

During the three-month period ended March 31, 2010, the Company made contributions of $3.7 million to its defined benefit pension and postretirement benefit plans. Remaining funding in 2010 for the Company’s defined benefit pension and postretirement plans is anticipated to be $22.3 million.

In March 2010, the U.S. enacted a health care reform law. Along with other provisions, the law (a) eliminates the tax free status of federal subsidies to companies with qualified retiree prescription drug plans that are actuarially equivalent to Medicare Part D plans beginning in 2013; (b) imposes a 40% excise tax on high-cost health plans as defined in the law beginning in 2018; (c) eliminates lifetime or annual coverage limits and required coverage for preventative health services beginning in September 2010; and (d) imposes a fee of $2 (subsequently adjusted for inflation) for each person covered by a health insurance policy beginning in September 2010.

The Company provides a health care benefit plan to eligible U.S. employees and most U.S. retired employees. The new law did not significantly affect the Company’s consolidated financial statements as of March 31, 2010 and for the three-month period then ended. The Company is still evaluating the various components of the new law and cannot predict with certainly all the ways it may impact the Company. However, based on the evaluation performed to date, the Company currently believes that the health care reform law will not have a material effect on its financial condition, net income or cash flow in future periods.

Note E – Incentive Plans

The costs resulting from all share-based payment transactions are recognized as an expense in the financial statements using a fair value-based measurement method over the periods that the awards vest.

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

In February 2010, the Committee granted stock options for 1,605,628 shares at an exercise price of $52.845 per share. The Black-Scholes valuation for these awards was $18.75 per option. The Committee also granted 449,100 performance-based restricted stock units in February 2010 under the 2007 Long-Term Plan. The fair value of the performance-based restricted stock units, using a Monte Carlo valuation model, ranged from $42.38 to $50.95 per unit. Also in February the Committee granted 43,370 shares of time-lapse restricted stock to the Company’s Directors under the 2008 Non-employee Director Plan. These shares vest on the third anniversary of the date of grant. The fair value of these awards was estimated based on the fair market value of the Company’s stock on the date of grant, which was $52.49 per share.

Cash received from options exercised under all share-based payment arrangements for the three-month periods ended March 31, 2010 and 2009 was $5.6 million and $4.4 million, respectively. The actual income tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $2.5 million for each of the three-month periods ended March 31, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note E – Incentive Plans (Contd.)

Amounts recognized in the financial statements with respect to share-based plans are as follows.

	Three Months Ended March 31
(Thousands of dollars)	2010	2009
Compensation charged against income before tax benefit	$11,932	8,127
Related income tax benefit recognized in income	3,181	2,707

Note F – Earnings per Share

Net income was used as the numerator in computing both basic and diluted income per Common share for the three months ended March 31, 2010 and 2009. The following table reconciles the weighted-average shares outstanding used for these computations.

	Three Months Ended March 31
(Weighted-average shares)	2010	2009
Basic method	191,219,265	190,545,771
Dilutive stock options	1,710,470	1,736,032

Diluted method	192,929,735	192,281,803

Certain options to purchase shares of common stock were outstanding during the 2010 and 2009 periods but were not included in the computation of diluted EPS because the incremental shares from assumed conversion were antidilutive. These included 3,271,753 shares at a weighted average share price of $54.27 in 2010 and 3,354,875 shares at a weighted average share price of $55.71 in 2009.

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

•

Crude Oil Purchase Price Risks – The Company purchases crude oil as feedstock at its U.S. and U.K. refineries and is therefore subject to commodity price risk. Short-term derivative instruments were outstanding at March 31, 2009 to manage the cost of about 0.5 million barrels of crude oil at the Company’s Meraux, Louisiana and Superior, Wisconsin refineries. The total impact of marking these contracts to market increased income from continuing operations before income taxes by $0.2 million in the three-month period ended March 31, 2009. There were no open crude oil purchase derivative contracts at March 31, 2010.

•

Foreign Currency Exchange Risks – The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. Short-term derivative instruments were outstanding at March 31, 2010 to manage the risk of certain income tax payments due in 2010 and later years that are payable in Malaysian ringgits. The equivalent U.S. dollars of such Malaysian ringgit contracts outstanding at March 31, 2010 and 2009 were approximately $361 million and $140 million, respectively. Short-term derivative instruments were outstanding at March 31, 2010 and 2009 to manage the risk of certain U.S. dollar accounts receivable associated with sale of the Company’s Canadian crude oil. A total of $45.0 million and $16.0 million U.S. dollar contracts were outstanding at March 31, 2010 and 2009, respectively, related to these Canadian receivables. The impact on consolidated income from continuing operations before income taxes from marking these derivative contracts to market was a gain of $14.3 million for first quarter 2010 and loss of $0.5 million for first quarter 2009. The outstanding Malaysian instruments mature by December 2010 and the outstanding Canadian instruments mature in April 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note G – Financial Instruments and Risk Management (Contd.)

At March 31, 2010 and December 31, 2009, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	March 31, 2010		December 31, 2009
	Asset (Liability) Derivatives		Asset (Liability) Derivatives
(Thousands of dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivative contracts	Accounts payable and accrued liabilities	$(2,344)	Accounts receivable	$2,296

Foreign exchange derivative contracts	Accounts receivable	14,466	Accounts receivable	340

For the three-month periods ended March 31, 2010 and 2009, the gains and losses recognized in the consolidated statement of income for derivative instruments not designated as hedging instruments are presented in the following table.

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
(Thousands of dollars)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Commodity derivative contracts	Crude oil and product purchases	$(2,162)	Crude oil and product purchases	$(4,684)
Foreign exchange derivative contracts	Interest and other income	14,330	Interest and other income	(550)

		$12,168		$(5,234)

The Company carries certain assets and liabilities at fair value in its Consolidated Balance Sheet. The fair value measurements for these assets and liabilities at March 31, 2010 and December 31, 2009 are presented in the following table.

	March 31, 2010	Fair Value Measurements at Reporting Date Using
(Thousands of dollars)		Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign exchange derivative assets	$14,466	—	14,466	—

Liabilities
Commodity derivative liabilities	$(2,344)	—	(2,344)	—
Nonqualified employee savings plan	(5,723)	(5,723)	—	—

	$(8,067)	(5,723)	(2,344)	—

	Dec. 31, 2009	Fair Value Measurements at Reporting Date Using
(Thousands of dollars)		Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative assets	$2,636	—	2,636	—

Liabilities
Nonqualified employee savings plan	$(5,691)	(5,691)	—	—

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

The fair value hierarchy is based on the quality of inputs used to measure fair value, with Level 1 being the highest quality and Level 3 being the lowest quality. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs which reflect assumptions about pricing by market participants.

Note H – Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income on the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 are presented in the following table.

(Thousands of dollars)	March 31, 2010	Dec. 31, 2009
Foreign currency translation gains, net of tax	$513,128	421,468
Retirement and postretirement benefit plan losses, net of tax	(132,087)	(134,281)

Accumulated other comprehensive income	$381,041	287,187

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

The U.S. Environmental Protection Agency (EPA) currently considers the Company to be a Potentially Responsible Party (PRP) at one Superfund site. In early 2010, the Company’s involvement with another Superfund site was settled for a de minimis cash settlement. The potential total cost to all parties to perform necessary remedial work at the one remaining Superfund site may be substantial. However, based on current negotiations and available information, the Company believes that it is a de minimis party as to ultimate responsibility at this Superfund site. The Company has not recorded a liability for remedial costs on Superfund sites. The Company could be required to bear a pro rata share of costs attributable to nonparticipating PRPs or could be assigned additional responsibility for remediation at the site or other Superfund sites. The Company believes that its share of the ultimate costs to clean-up the Superfund site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

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

In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At March 31, 2010, the Company had contingent liabilities of $7.8 million under a financial guarantee and $59.4 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these letters of credit because it is believed that the likelihood of having these drawn is remote.

Note J – Commitments

The Company has entered into forward sales contracts to mitigate the price risk for a portion of its 2010 and 2011 natural gas sales volumes at the Tupper field in Western Canada. The contracts call for natural gas deliveries of approximately 33 million cubic feet per day during the remainder of 2010 at a price of Cdn$5.30 per thousand cubic feet and 34 million cubic feet per day in 2011 at a price of Cdn$6.26, with both contracts calling for delivery at the AECO “C” sales point. These contracts have been accounted for as a normal sale for accounting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note K – Terra Nova Working Interest Redetermination

The joint agreement between the owners of the Terra Nova field, offshore Eastern Canada, requires a redetermination of working interests based on an analysis of reservoir quality among fault separated areas where varying ownership interests exist. The operator of Terra Nova completed the initial redetermination assessment in 2009 and the matter is the subject of arbitration before final interests are determined. The Company anticipates that its working interest at Terra Nova will be reduced from its current 12.0% to approximately 10.5%, subject to the results of the ongoing arbitration process between the operator and certain other owners. Upon completion of the arbitration process, which is anticipated to occur in late 2010, the Company will be required to make a cash settlement payment to the Terra Nova partnership for the value of oil sold since about December 2004 related to the ultimate working interest reduction below 12.0%. The Company has recorded cumulative expense of $89.0 million through March 2010 based on the anticipated working interest reduction. The expense has been reflected as Redetermination of Terra Nova Working Interest in the respective Consolidated Statement of Income. The Company cannot predict the final outcome of the redetermination process, which is expected to be completed by the end of 2010.

Note L – Accounting Matters

The Company adopted new guidance issued by the Financial Accounting Standards Board (FASB) regarding accounting for transfers of financial assets effective January 1, 2010. This guidance makes the concept of a qualifying special-purpose entity as defined previously no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities must be reevaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. This adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

The Company adopted, effective January 1, 2010, new guidance issued by the FASB that requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb potentially significant losses of the entity or the right to receive potentially significant benefits from the entity. A company is required to make ongoing reassessments of whether it is the primary beneficiary of a variable interest entity. This guidance also amends previous guidance for determining whether an entity is considered a variable interest entity. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

The Company adopted new accounting guidance issued by the FASB for noncontrolling interests in consolidated financial statements effective January 1, 2009. This guidance was applied prospectively, except for presentation and disclosure requirements which are applied retrospectively. This guidance required noncontrolling interests to be reclassified as equity, and consolidated net income and comprehensive income shall include the respective results attributable to noncontrolling interests. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note L – Accounting Matters (Contd.)

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

The FASB has provided additional guidance regarding disclosures about postretirement benefit plan assets, including how asset investment allocation decisions are made, the fair value of each major category of plan assets, and how fair value is determined for each major asset category. This guidance was effective for the Company as of December 31, 2009. Upon adoption, no comparative disclosures were required for earlier years presented.

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

The Company utilized this new guidance at year-end 2009 to determine its proved reserves and to develop associated disclosures. The Company has thus far chosen not to provide voluntary disclosures of probable and possible reserves in its filings with the Securities and Exchange Commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note M – Business Segments

	Total Assets at March 31, 2010
		Three Mos. Ended March 31, 2010			Three Mos. Ended March 31, 2009[1]
(Millions of dollars)		External Revenues	Interseg. Revenues	Income (Loss)	External Revenues	Interseg. Revenues	Income (Loss)
Exploration and production[2]
United States	$1,527.7	175.0	—	18.7	71.0	—	(7.3)
Canada	2,726.7	203.3	19.6	49.2	113.4	21.1	.6
Malaysia	3,228.6	503.9	—	173.5	337.4	—	117.5
United Kingdom	213.8	52.4	—	16.6	11.7	—	3.4
Republic of the Congo	571.9	28.3	—	2.5	—	—	.3
Other	41.8	2.3	—	(13.5)	.5	—	(64.2)

Total	8,310.5	965.2	19.6	247.0	534.0	21.1	50.3

Refining and marketing
United States manufacturing	1,261.6	116.2	640.2	(23.6)	65.2	512.7	8.3
United States marketing	1,425.4	3,605.6	—	8.9	2,331.4	—	6.3
United Kingdom	914.4	542.4	—	(15.0)	485.9	—	(3.8)

Total	3,601.4	4,264.2	640.2	(29.7)	2,882.5	512.7	10.8

Total operating segments	11,911.9	5,229.4	659.8	217.3	3,416.5	533.8	61.1
Corporate and other	1,257.9	(49.2)	—	(68.4)	29.1	—	10.1

Revenue/income from continuing operations	13,169.8	5,180.2	659.8	148.9	3,445.6	533.8	71.2
Discontinued operations, net of tax	—	—	—	—	—	—	99.9

Total	$13,169.8	5,180.2	659.8	148.9	3,445.6	533.8	171.1

[1]	Reclassified to conform to current presentation.
[2]	Additional details about results of oil and gas operations are presented in the tables on page 21.

Due to a recent realignment of management responsibilities within the Company’s domestic downstream business, U.S. refining and marketing operating results have now been presented as separate segments for U.S. manufacturing operations and U.S. marketing operations. The Company believes this presentation better reflects the core businesses of its U.S. downstream subsidiaries. United States Manufacturing operations include two refineries and an ethanol production facility. United States Marketing includes retail and wholesale fuel marketing operations. Prior year amounts have been reclassified to reflect the new segment presentation. Transactions between these two U.S. downstream segments are recorded at agreed transfer prices and eliminations have been made as necessary within the consolidated financial statements.

Note N – Subsequent Event

The Company has been informed by PETRONAS that following the execution of the Exchange of Letters between Malaysia and the Sultanate of Brunei on March 16, 2009, the offshore exploration areas designated as Block L and Block M are no longer a part of Malaysia. As a consequence, the production sharing contracts covering Blocks L and M, awarded in 2003 to PETRONAS Carigali Sdn Bhd and Murphy, were formally terminated by letter dated April 7, 2010. Murphy’s potential participation in replacement production sharing contracts covering these areas is under discussion. The Company’s remaining net investment in Block L of $12.2 million at March 31, 2010 is included in Property, Plant and Equipment in the consolidated balance sheet pending resolution of its potential participation in replacement production sharing contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Murphy’s net income in the first quarter of 2010 was $148.9 million ($0.77 per diluted share) down from net income of $171.1 million ($0.89 per diluted share) in the same quarter of 2009. The 2010 quarterly results included net after-tax losses of $41.3 million ($0.21 per diluted share) on transactions denominated in foreign currencies, while the 2009 results included after-tax gains of $26.1 million ($0.14 per diluted share) on these transactions. Net income in 2009 included income from discontinued operations of $99.9 million ($0.52 per diluted share) with this income mostly being generated from a gain on sale of the Company’s Ecuador operations in March 2009. Income from continuing operations for the three-month periods ended March 31, 2010 and 2009 was $148.9 million ($0.77 per diluted share) and $71.2 million ($0.37 per diluted share), respectively. The 109% improvement in income from continuing operations in 2010 was attributable to substantially higher income from the Company’s exploration and production business partially offset by unfavorable results from refining and marketing operations and corporate activities. Murphy’s income from continuing operations by type of business is presented below.

	Income (Loss)
	Three Months Ended March 31,
(Millions of dollars)	2010	2009
Exploration and production	$247.0	50.3
Refining and marketing	(29.7)	10.8
Corporate	(68.4)	10.1

Income from continuing operations	$148.9	71.2

Murphy’s income from continuing exploration and production operations was $247.0 million in the first quarter of 2010 compared to $50.3 million in the same quarter of 2009. The almost four-fold increase in 2010 income compared to 2009 was primarily driven by a combination of higher realized sales prices for crude oil and natural gas, higher natural gas sales volumes and lower exploration expenses in the current period. Exploration expense in the 2010 period was $66.3 million, down from $111.1 million in 2009. Murphy’s refining and marketing operations incurred a loss of $29.7 million in the 2010 quarter compared to earnings of $10.8 million in the 2009 quarter. This unfavorable variance was principally attributable to much weaker refining margins and downtime for refinery turnarounds in the U.S. and U.K. Corporate functions reflected net costs of $68.4 million in the 2010 first quarter compared to a net benefit of $10.1 million in 2009. The increase in net corporate costs in 2010 mostly reflected significant after-tax losses on transactions denominated in foreign currencies in 2010 compared to after-tax gains in the 2009 quarter.

Exploration and Production

Results of continuing exploration and production operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended March 31,
(Millions of dollars)	2010	2009
Exploration and production – continuing operations
United States	$18.7	(7.3)
Canada	49.2	0.6
Malaysia	173.5	117.5
United Kingdom	16.6	3.4
Republic of the Congo	2.5	0.3
Other International	(13.5)	(64.2)

Total – continuing operations	$247.0	50.3

In the United States, exploration and production operations had income of $18.7 million in the first quarter of 2010 compared to a loss of $7.3 million in the 2009 quarter. This favorable result in 2010 compared to the prior year was primarily due to higher crude oil and natural gas sales prices and higher crude oil sales volumes. Partial offsets were lower natural gas sales volumes and higher expenses for production, exploration, depreciation and administration. Production expense in the U.S. was higher in the 2010 period due to more oil production compared to 2009, with the increase primarily due to production at the Thunder Hawk field in the Gulf of Mexico, which came onstream in the third quarter of 2009. Depreciation expense also rose in 2010 primarily due to higher production volumes at Thunder Hawk. Exploration expenses in the U.S. of $28.0 million were up $8.3 million in 2010 due to higher amortization expense for undeveloped leases held in the Eagle Ford shale area of South Texas and higher geophysical costs for seismic acquisition in the Gulf of Mexico. Dry hole expense was lower in 2010 than 2009 due to unsuccessful onshore Louisiana drilling in the prior year. Administrative costs increased in 2010 primarily due to higher employee costs and a lower percentage of overhead charged to partners.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

Earnings from operations in Canada were $49.2 million in the 2010 quarter compared to $0.6 million in the 2009 quarter. Canadian operations realized higher crude oil sales prices, higher sales volumes and sales prices for natural gas, and lower exploration expenses in the current period. The 2010 period had unfavorable variances for crude oil sales volumes, production and depreciation expenses, and costs associated with a redetermination of working interests at the Terra Nova field, offshore Newfoundland. Natural gas sales volumes were higher in the 2010 quarter due to continued ramp-up of production in the Tupper area in Western Canada. Production expenses in Canada were unfavorable in 2010 due to higher costs at Syncrude and higher natural gas production at Tupper. Depreciation expense increased in the 2010 period compared to 2009 due mostly to more Tupper natural gas sales volumes and higher unit rates at Syncrude. Exploration expenses in Canada were $7.4 million in 2010 compared to $20.3 million in 2009, and the reduction was due primarily to lower undeveloped leasehold amortization costs incurred in 2010 for the Tupper West natural gas area. The expense associated with Terra Nova redetermination relates to an anticipated cash settlement for revenues, net of expenses, that will be required upon final working interest redetermination, which is currently expected in late 2010. The Company’s original 12.0% working interest could be reduced to approximately 10.5% upon completion of the redetermination process. While the redetermination process continues, the Company continues to be allocated and sells 12% of crude oil production at Terra Nova.

Operations in Malaysia reported a profit of $173.5 million in the first quarter of 2010 compared to a profit of $117.5 million in the same period in 2009. The 2010 results were favorable to 2009 primarily due to higher crude oil sales prices. Production volumes for natural gas increased during the 2010 period related to a Sarawak gas field that started up in the third quarter of 2009 and higher demand for natural gas volumes at the Kikeh field, offshore Sabah. Although crude oil liquids production volumes declined slightly during the 2010 period, sales volumes rose due to the timing of scheduling sales of oil through periodic oil tanker loadings at the Kikeh field. Production and depreciation expenses in Malaysia rose in 2010 mostly due to higher overall natural gas sales volumes. Dry hole costs were higher in the 2010 quarter than in 2009 primarily due to more unsuccessful wildcat drilling costs in the current quarter in deepwater blocks offshore Sabah. Certain exploration expenses in Malaysia do not receive income tax benefits at the present time.

U.K. operations earned $16.6 million in the 2010 period versus $3.4 million in the same quarter a year ago, with the improvement due to a combination of higher crude oil sales prices, and higher crude oil and natural gas sales volumes. Crude oil sales volumes increased primarily at the Schiehallion field where a sale occurred in the 2010 period, whereas no sale occurred at this field during the 2009 quarter. Natural gas sales volumes were higher in 2010 than 2009 due to gas produced at the Amethyst field in the current period, while the field was off production for the entire first quarter of the prior year because of major equipment failure. Production and depreciation expenses increased in 2010 compared to 2009 in the U.K. due to the higher oil and natural gas sales volumes.

Operations in Republic of the Congo had income of $2.5 million in the first quarter of 2010 compared to income of $0.3 million in the comparable 2009 quarter. Income in the current period was associated with crude oil sales volumes following start-up of production in the third quarter 2009. Production and depreciation expenses increased in 2010 associated with the crude oil production activities.

Other international operations reported a loss of $13.5 million in the 2010 period versus a loss of $64.2 million in the same period for 2009. The smaller loss in 2010 was primarily due to unsuccessful exploratory drilling costs in 2009 offshore Western Australia and more 3-D seismic expense in 2009 for Block 37 offshore Suriname.

On a worldwide basis, the Company’s crude oil, condensate and natural gas liquids sales price averaged $64.89 per barrel for the 2010 first quarter compared to $43.15 per barrel in the first quarter of 2009. The 50% increase in average realized crude oil sales price was below the 82% increase between periods in the West Texas Intermediate (WTI) benchmark because of several factors. The benchmark price for crude oil in Malaysia did not increase as much as WTI and the Company is required under its production sharing contract to share a portion of higher sales prices with the government in Malaysia. Additionally, in the Republic of the Congo, oil sales prices were based on one January cargo sold at a time when oil prices were near the low during the first quarter. The Company’s production from continuing operations averaged 196,226 barrels of oil equivalent per day during the first quarter 2010, an increase of 29% compared to the 2009 first quarter. Crude oil and

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

liquids production from continuing operations averaged 139,060 barrels per day in the 2010 quarter, 4% higher than the 133,977 barrels per day produced in the 2009 period. Oil production in the United States was higher in 2010 than 2009 due to production at the Thunder Hawk field in the deepwater Gulf of Mexico, following start-up of the field in the third quarter 2009. Heavy oil production in Western Canada was lower in the 2010 first quarter compared to the 2009 period primarily at the Seal area due to a higher overall royalty rate resulting from project payout and higher net profits. Production volumes offshore Eastern Canada were lower in 2010 versus 2009 due to higher net profits royalty rates at Hibernia and Terra Nova coupled with field decline at Terra Nova. Synthetic net oil production at Syncrude in northern Alberta decreased in 2010 compared to 2009 primarily due to a higher net profits royalty rate attributable to stronger oil prices. Oil production declined somewhat in Malaysia in 2010 due to a lower percentage of Kikeh field production allocated to the Company, partially offset by condensate produced at the Sarawak natural gas field that started up in the third quarter of 2009. Production in the U.K. was unfavorable in 2010 due to lower volumes produced at the Schiehallion field caused by equipment downtime. Oil production in Republic of the Congo in the first quarter 2010 was generated from the Azurite field, which commenced production in the third quarter 2009. Average oil sales volumes for continuing operations increased from 129,595 barrels per day in the 2009 first quarter to 145,783 barrels per day in 2010. The higher crude oil sales volumes were attributable to the Kikeh field in Block K, offshore Sabah Malaysia, where sales volumes are affected by the timing of periodic oil tanker loadings, and sales volumes at the Thunder Hawk and Azurite fields after start-up of oil production at both fields in the third quarter 2009. North American natural gas sales prices averaged $5.14 per thousand cubic feet (MCF) in the 2010 first quarter compared to $4.66 per MCF in the same quarter of 2009. Total natural gas sales volumes averaged 343 million cubic feet per day in 2010, an increase of more than 200% from the 111 million cubic feet per day sold in the same period of 2009. The increase in 2010 was attributable to natural gas production offshore Sarawak Malaysia and at the Thunder Hawk field in the Gulf of Mexico that both commenced in the third quarter 2009, higher natural gas volumes produced in 2010 attributable to ramp-up of production at the Tupper area in Western Canada, and higher natural gas sales volumes at the Kikeh field due to more uptime at the onshore processing plant owned by a third party. Natural gas sales volumes in the U.K. were higher in 2010 than in 2009 primarily due to the Amethyst field being shut-in for the entire 2009 quarter due to equipment failure.

Additional details about results of oil and gas operations are presented in the tables on page 21.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

Selected operating statistics for the three-month periods ended March 31, 2010 and 2009 follow.

	Three Months Ended March 31,
	2010	2009
Net crude oil, condensate and gas liquids produced – barrels per day	139,060	139,318
Continuing operations	139,060	133,977
United States	21,648	13,268
Canada – light	51	—
– heavy	6,483	7,436
– offshore	12,600	15,542
– synthetic	12,379	13,464
Malaysia	78,098	79,498
United Kingdom	4,087	4,769
Republic of the Congo	3,714	—
Discontinued operations	—	5,341

Net crude oil, condensate and gas liquids sold – barrels per day	145,783	134,306
Continuing operations	145,783	129,595
United States	21,648	13,268
Canada – light	51	—
– heavy	6,483	7,436
– offshore	12,181	13,459
– synthetic	12,379	13,464
Malaysia	82,585	79,504
United Kingdom	7,220	2,464
Republic of the Congo	3,236	—
Discontinued operations	—	4,711

Net natural gas sold – thousands of cubic feet per day	342,995	111,309
United States	43,803	53,307
Canada	79,783	29,711
Malaysia – Sarawak	158,576	—
– Kikeh	55,119	25,799
United Kingdom	5,714	2,492

Total net hydrocarbons produced – equivalent barrels per day (1)	196,226	157,870
Total net hydrocarbons sold – equivalent barrels per day (1)	202,949	152,858

Weighted average sales prices
Crude oil, condensate and natural gas liquids – dollars per barrel (2)
United States	$75.57	37.55
Canada (3) – light	78.06	—
– heavy	54.97	22.30
– offshore	75.38	42.17
– synthetic	78.71	44.63
Malaysia (4)	58.16	45.90
United Kingdom	75.75	44.79
Republic of the Congo	68.19	—

Natural gas – dollars per thousand cubic feet
United States (2)	$5.76	5.12
Canada (3)	4.80	3.84
Malaysia – Sarawak	4.58	—
– Kikeh	0.23	0.23
United Kingdom (3)	5.78	7.40

(1)	Natural gas converted on an energy equivalent basis of 6:1
(2)	Includes intracompany transfers at market prices.
(3)	U.S. dollar equivalent.
(4)	Prices are net of payments under the terms of production sharing contracts for Blocks SK 309 and K.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

OIL AND GAS OPERATING RESULTS (unaudited)

(Millions of dollars)	United States	Canada	Malaysia	United Kingdom	Republic of the Congo	Other	Synthetic Oil – Canada	Total
Three Months Ended March 31, 2010
Oil and gas sales and other operating revenues	$175.0	135.2	503.9	52.4	28.3	2.3	87.7	984.8
Production expenses	32.8	25.8	83.8	9.2	11.9	—	51.8	215.3
Depreciation, depletion and amortization	75.4	46.1	105.9	8.3	9.4	.3	10.0	255.4
Accretion of assets retirement obligations	1.7	1.2	2.3	.5	.1	.1	1.6	7.5
Exploration expenses
Dry holes	.1	—	22.6	—	(.4)	—	—	22.3
Geological and geophysical	12.4	.6	.2	.4	.3	2.1	—	16.0
Other	2.6	.1	—	.1	.3	4.1	—	7.2

	15.1	.7	22.8	.5	.2	6.2	—	45.5
Undeveloped lease amortization	12.9	6.7	—	—	—	1.2	—	20.8

Total exploration expenses	28.0	7.4	22.8	.5	.2	7.4	—	66.3

Terra Nova working interest redetermination	—	5.5	—	—	—	—	—	5.5
Selling and general expenses	8.0	3.6	.1	.9	(.9)	7.2	.2	19.1

Results of operations before taxes	29.1	45.6	289.0	33.0	7.6	(12.7)	24.1	415.7
Income tax provisions	10.4	13.6	115.5	16.4	5.1	.8	6.9	168.7

Results of operations (excluding corporate overhead and interest)	$18.7	32.0	173.5	16.6	2.5	(13.5)	17.2	247.0

Three Months Ended March 31, 2009*
Oil and gas sales and other operating revenues	$71.0	80.4	337.4	11.7	—	.5	54.1	555.1
Production expenses	15.2	21.7	49.5	1.9	—	—	44.9	133.2
Depreciation, depletion and amortization	43.3	34.5	73.7	2.1	—	.4	6.3	160.3
Accretion of asset retirement obligations	1.7	1.0	1.7	.5	—	.1	1.0	6.0
Exploration expenses
Dry holes	11.4	—	13.7	—	—	42.4	—	67.5
Geological and geophysical	.8	1.0	(.2)	—	—	12.2	—	13.8
Other	1.6	.1	—	—	(.3)	2.7	—	4.1

	13.8	1.1	13.5	—	(.3)	57.3	—	85.4
Undeveloped lease amortization	5.9	19.2	—	—	—	.6	—	25.7

Total exploration expenses	19.7	20.3	13.5	—	(.3)	57.9	—	111.1

Selling and general expenses	5.4	3.5	.1	.8	—	6.3	.2	16.3

Results of operations before taxes	(14.3)	(.6)	198.9	6.4	.3	(64.2)	1.7	128.2
Income tax provisions (benefits)	(7.0)	2.0	81.4	3.0	—	—	(1.5)	77.9

Results of operations (excluding corporate overhead and interest)	$(7.3)	(2.6)	117.5	3.4	.3	(64.2)	3.2	50.3

*	Reclassified to conform to current presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Refining and Marketing

Due to a recent realignment of management responsibilities within the Company’s domestic downstream business, U.S. refining and marketing operating results have now been presented as separate segments for U.S. manufacturing operations and U.S. marketing operations. The Company believes this presentation better reflects the core businesses of its U.S. downstream subsidiaries. United States Manufacturing operations include two refineries and an ethanol production facility. United States Marketing includes retail and wholesale fuel marketing operations. Prior year amounts have been reclassified to reflect the new segment presentation. Transactions between these two U.S. downstream segments are recorded at agreed transfer prices and eliminations have been made as necessary within the consolidated financial statements.

	Income (Loss)
	Three Months Ended March 31,
	2010	2009
Refining and marketing
United States
Manufacturing	(23.6)	8.3
Marketing	8.9	6.3

Total – United States	(14.7)	14.6

United Kingdom	(15.0)	(3.8)

Total	(29.7)	10.8

United States manufacturing operations generated a loss of $23.6 million in the 2010 first quarter compared to earnings of $8.3 million during the first quarter of 2009. The unfavorable result in 2010 was primarily due to very weak U.S. refining margins and a six-week complete plant turnaround at the Meraux refinery in the just completed quarter. The WTI Gulf Coast 2-1-1 crack spread was about $3.00 per barrel lower in the first quarter of 2010 than in the same period in 2009. An ethanol production facility in Hankinson, North Dakota, that was acquired in October 2009, was profitable in the first quarter 2010.

United States marketing operations generated income of $8.9 million in the three months ended March 31, 2010, compared to income of $6.3 million in the 2009 period. The improved results in the 2010 quarter were mostly due to retail marketing margins in the U.S. which increased by about $0.03 per gallon compared to the same period in 2009. This improvement in retail margins in 2010 was somewhat tempered by tighter wholesale product margins in the current period. Although overall sales volumes at the U.S. retail stations in 2010 were about flat with 2009, sales volumes per store month were lower by about 2% compared to the prior year.

Refining and marketing operations in the United Kingdom had a loss of $15.0 million in the first quarter of 2010 compared to a loss of $3.8 million in the same quarter of 2009. Results in the U.K. in 2010 were hurt by a decrease in demand for refined products primarily related to severe winter storms early in the 2010 quarter, which led to very weak refining margins, especially early in the quarter. Additionally, the Milford Haven refinery was shut down for turnaround during March 2010 and is expected to restart in early May. A capital project being completed during the turnaround will expand the crude oil throughput capacity of the refinery from 108,000 to 130,000 barrels per day.

Worldwide refinery inputs were 169,600 barrels per day in the first quarter of 2010 compared to 235,274 barrels per day in the 2009 quarter. The decline in refinery inputs in 2010 was primarily due to turnarounds at the Meraux and Milford Haven plants during the quarter. Petroleum product sales were 478,692 barrels per day in the 2010 quarter, down from 503,878 barrels per day a year ago. This reduction was also mostly due to the aforementioned refinery turnarounds at Meraux and Milford Haven.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Refining and Marketing (Contd.)

Selected operating statistics for the three-month periods ended March 31, 2010 and 2009 follow.

	Three Months Ended March 31,
	2010	2009
Refinery inputs – barrels per day	169,600	235,274
United States	102,822	136,719
Crude oil – Meraux, Louisiana	66,777	99,799
– Superior, Wisconsin	31,868	31,549
Other feedstocks	4,177	5,371
United Kingdom	66,778	98,555
Crude oil – Milford Haven, Wales	61,042	97,129
Other feedstocks	5,736	1,426

Refinery yields – barrels per day	169,600	235,274
United States	102,822	136,719
Gasoline	43,677	55,916
Kerosine	7,469	13,239
Diesel and home heating oils	25,282	37,501
Residuals	13,918	15,735
Asphalt, LPG and other	11,336	13,035
Fuel and loss	1,140	1,293
United Kingdom	66,778	98,555
Gasoline	18,281	22,838
Kerosine	9,819	12,313
Diesel and home heating oils	18,279	33,859
Residuals	7,180	8,149
Asphalt, LPG and other	10,735	17,009
Fuel and loss	2,484	4,387

Petroleum products sold – barrels per day	478,692	503,878
Total United States	410,674	406,243
United States Manufacturing	99,883	126,634
Gasoline	50,770	55,917
Kerosine	7,469	13,239
Diesel and home heating oils	25,282	37,501
Residuals	13,356	15,601
Asphalt, LPG and other	3,006	4,376
United States Marketing	394,310	386,263
Gasoline	316,588	312,412
Kerosine	7,183	15,207
Diesel and other	70,539	58,644
United States Intercompany Elimination	(83,519)	(106,654)
Gasoline	(50,768)	(55,913)
Kerosine	(7,469)	(13,240)
Diesel and other	(25,282)	(37,501)
United Kingdom	68,018	97,635
Gasoline	16,943	27,515
Kerosine	9,882	10,767
Diesel and home heating oils	21,697	34,876
Residuals	8,276	7,575
LPG and other	11,220	16,902
Unit margins per barrel:
United States refining[1]	(4.23)	1.09
United Kingdom refining and marketing	(3.23)	0.08
United States retail marketing:
Fuel margin per gallon[2]	$0.081	$0.050
Gallons sold per store month	292,122	299,192
Merchandise sales revenue per store month	$138,456	$116,869
Merchandise margin as a percentage of merchandise sales	12.3%	13.9%
Store count at end of period (Company operated)	1,055	1,027

[1]	Represents refinery sales realizations less cost of crude and other feedstocks and refinery operating and depreciation expenses.
[2]	Represents net sales prices for fuel less purchased cost of fuel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Corporate

Corporate activities, which include interest income and expense, foreign exchange effects, and corporate overhead not allocated to operating functions, had net costs of $68.4 million in the 2010 first quarter compared to a net benefit of $10.1 million in the first quarter of 2009. The results for corporate activities were unfavorable in 2010 compared to 2009 primarily due to after-tax losses of $41.3 million in the 2010 quarter on transactions denominated in foreign currencies compared to an after-tax profit of $26.1 million in the 2009 quarter. The foreign exchange loss in 2010 was primarily associated with a stronger U.S. dollar compared to the British sterling and a weaker dollar compared to the Malaysian ringgit. The weaker British sterling in 2010 led to foreign currency losses on dollar based liabilities in the sterling functional U.K. downstream operations, and the stronger Malaysian ringgit led to foreign currency losses on ringgit based income tax liabilities in the dollar functional Malaysian oil and gas operations. The foreign exchange benefit in 2009 mostly related to a stronger U.S. dollar versus the Malaysian ringgit, which led to currency gains for Malaysian income tax liabilities to be paid in the local currency. Higher net interest expense in the 2010 quarter compared to 2009 was attributable to a combination of higher average debt levels and lower amounts of interest capitalized to ongoing oil and gas development projects.

Financial Condition

Net cash provided by operating activities was $829.4 million for the first three months of 2010 compared to $380.0 million during the same period in 2009. Changes in operating working capital other than cash and cash equivalents generated cash of $244.3 million in the first quarter of 2010 and $45.0 million in the first quarter of 2009. The cash generated in the 2010 quarter from working capital changes essentially related to a $244.4 million recovery of U.S. federal royalties paid in prior years. Cash of $513.6 million and $406.5 million in the 2010 and 2009 quarters, respectively, was generated from maturity of Canadian government securities that had maturity dates greater than 90 days at acquisition.

Significant uses of cash in both years were for dividends, which totaled $47.8 million in 2010 and $47.6 million in 2009, and for property additions and dry holes, which, including amounts expensed, were $481.0 million and $511.4 million in the three month periods ended March 31, 2010 and 2009, respectively. Additionally, cash of $630.2 million and $599.8 million was used to purchase Canadian government securities with maturity dates greater than 90 days during the three months ended March 31, 2010 and 2009, respectively. The Company expended $50.5 million in the first three months of 2010 on major repairs, up from $7.4 million in the 2009 period, with the increase due to planned major turnarounds at the Meraux, Louisiana and Milford Haven, Wales refineries during the 2010 period. Total capital expenditures for continuing operations on an accrual basis were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2010	2009
Capital expenditures – continuing operations
Exploration and production	$442.2	430.9
Refining and marketing	80.8	48.6
Corporate and other	1.7	1.2

Total capital expenditures – continuing operations	$524.7	480.7

Working capital (total current assets less total current liabilities) at March 31, 2010 was $1,034.6 million, down $159.5 million from December 31, 2009. This level of working capital does not fully reflect the Company’s liquidity position, because the lower historical costs assigned to inventories under last-in first-out accounting were $566.3 million below fair value at March 31, 2010.

At March 31, 2010, total long-term debt of $1,231.2 million had decreased by $122.0 million compared to December 31, 2009. A summary of capital employed at March 31, 2010 and December 31, 2009 follows.

	March 31, 2010		Dec. 31, 2009
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$1,231.2	14.0	1,353.2	15.6
Stockholders’ equity	7,553.6	86.0	7,346.0	84.4

Total capital employed	$8,784.8	100.0	$8,699.2	100.0

The Company’s ratio of earnings to fixed charges was 14.0 to 1 for the three-month period ended March 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Accounting and Other Matters

The Company adopted new guidance issued by the Financial Accounting Standards Board (FASB) regarding accounting for transfers of financial assets effective January 1, 2010. This guidance makes the concept of a qualifying special-purpose entity as defined previously no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities must be reevaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. This adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

The Company adopted, effective January 1, 2010, new guidance issued by the FASB that requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb potentially significant losses of the entity or the right to receive potentially significant benefits from the entity. A company is required to make ongoing reassessments of whether it is the primary beneficiary of a variable interest entity. This guidance also amends previous guidance for determining whether an entity is considered a variable interest entity. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

The Company adopted new accounting guidance issued by the FASB for noncontrolling interests in consolidated financial statements effective January 1, 2009. This guidance was applied prospectively, except for presentation and disclosure requirements which are applied retrospectively. This guidance required noncontrolling interests to be reclassified as equity, and consolidated net income and comprehensive income shall include the respective results attributable to noncontrolling interests. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

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

The FASB has provided additional guidance regarding disclosures about postretirement benefit plan assets, including how asset investment allocation decisions are made, the fair value of each major category of plan assets, and how fair value is determined for each major asset category. This guidance was effective for the Company as of December 31, 2009. Upon adoption, no comparative disclosures were required for earlier years presented.

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

The Company utilized this new guidance at year-end 2009 to determine its proved reserves and to develop associated disclosures. The Company has thus far chosen not to provide voluntary disclosures of probable and possible reserves in its filings with the Securities and Exchange Commission.

Outlook

Average crude oil prices in April 2010 rose slightly compared to the average price during the first quarter 2009. The Company expects its oil and natural gas production to average about 188,000 barrels of oil equivalent per day in the second quarter 2010, while sales volumes are expected to be approximately 184,000 barrels of oil equivalent per day during the quarter. Production volumes are projected to be lower in the second quarter 2010 than in the first quarter primarily in Malaysia due to a mechanical issue at a third party operated LNG facility that will reduce Sarawak gas sales and due to well intervention work on a subsea oil producing well that will reduce oil production at the Kikeh field. The Company still anticipates total production volumes of 200,000 barrels of oil equivalent per day for the full year 2010. U.S. downstream margins in April 2010 have shown some improvement compared to the first quarter. The Milford Haven, Wales refinery will start back up in early May following an extensive turnaround. The Company currently anticipates total capital expenditures for the full year 2010 to be approximately $2.5 billion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Forward-Looking Statements

This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future events or results, are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include, but are not limited to, the volatility and level of crude oil and natural gas prices, the level and success rate of our exploration programs, our ability to maintain production rates and replace reserves, political and regulatory instability, and uncontrollable natural hazards. For further discussion of risk factors, see Murphy’s 2009 Annual Report on Form 10-K on file with the U.S. Securities and Exchange Commission. Murphy undertakes no duty to publicly update or revise any forward-looking statements.

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

There were short-term derivative foreign exchange contracts in place at March 31, 2010 to hedge the value of the U.S. dollars against two foreign currencies. A 10% strengthening of the U.S. dollar against these foreign currencies would have increased the recorded liability associated with these contracts by approximately $6.2 million, while a 10% weakening of the U.S. dollar would have reduced the recorded liability by approximately $5.0 million. Changes in the fair value of these derivative contracts generally offset the financial statement impact of an equivalent volume of foreign currency exposures associated with other assets and/or liabilities.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In April 2010, a drilling accident and subsequent oil spill occurred in the Gulf or Mexico at a property owned by other companies. At the present time, the Company is uncertain how the accident and oil spill will affect its U.S. and worldwide operations. The impacts could include a disruption of operations at the Meraux, Louisiana, refinery and further regulations and/or restrictions covering offshore drilling operations.

See additional risk factors previously disclosed in the Company’s Form 10-K filed on February 26, 2010.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibit Index on page 30 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

(b)	A report on Form 8-K was filed on January 27, 2010 that included a News Release announcing the Company’s earnings and certain other financial information for the three-month and twelve-month periods ended December 31, 2009.

(c)	A report on Form 8-K was filed on February 4, 2010 that included amended By-Laws that changed the number of directors from eleven to ten effective May 12, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY OIL CORPORATION (Registrant)

By	/s/ JOHN W. ECKART
John W. Eckart, Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer)

May 7, 2010

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