Form 10-Q
period 2010-09-30
MURPHY OIL CORP /DE
filed 2010-11-05
CIK 717423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of Common Stock, $1.00 par value, outstanding at September 30, 2010 was 192,366,738.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Sales and other operating revenues	$6,072,417	5,202,198	16,893,445	13,114,619
Gain on sale of assets	208	151	997	3,736
Interest and other income (expense)	(8,842)	(18,592)	(58,568)	66,800

Total revenues	6,063,783	5,183,757	16,835,874	13,185,155

COSTS AND EXPENSES
Crude oil and product purchases	4,759,402	4,092,713	12,991,528	10,223,288
Operating expenses	506,996	421,621	1,432,847	1,157,871
Exploration expenses, including undeveloped lease amortization	62,046	37,899	181,503	183,950
Selling and general expenses	69,422	56,712	203,404	175,146
Depreciation, depletion and amortization	285,280	245,539	866,172	637,737
Accretion of asset retirement obligations	8,104	6,717	23,561	19,134
Redetermination of Terra Nova working interest	4,491	1,301	15,353	36,392
Interest expense	12,751	12,611	41,453	37,783
Interest capitalized	(4,708)	(4,135)	(11,069)	(26,585)

Total costs and expenses	5,703,784	4,870,978	15,744,752	12,444,716

Income from continuing operations before income taxes	359,999	312,779	1,091,122	740,439
Income tax expense	157,167	123,902	467,110	319,478

Income from continuing operations	202,832	188,877	624,012	420,961
Income from discontinued operations, net of income taxes	—	—	—	97,790

NET INCOME	$202,832	188,877	624,012	518,751

INCOME PER COMMON SHARE – BASIC
Income from continuing operations	$1.06	0.99	3.26	2.21
Income from discontinued operations	—	—	—	0.51

Net income – Basic	$1.06	0.99	3.26	2.72

INCOME PER COMMON SHARE – DILUTED
Income from continuing operations	$1.05	0.98	3.24	2.19
Income from discontinued operations	—	—	—	0.51

Net income – Diluted	$1.05	0.98	3.24	2.70

Average common shares outstanding – basic	191,943,813	190,811,162	191,577,000	190,691,892
Average common shares outstanding – diluted	193,437,992	192,641,808	192,866,485	192,375,146

See Notes to Consolidated Financial Statements, page 7.

The Exhibit Index is on page 33.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

	(Unaudited) September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$462,392	301,144
Canadian government securities with maturities greater than 90 days at the date of acquisition	630,248	779,025
Accounts receivable, less allowance for doubtful accounts of $8,081 in 2010 and $7,761 in 2009	1,363,300	1,463,297
Inventories, at lower of cost or market
Crude oil and blend stocks	209,327	128,936
Finished products	404,417	384,250
Materials and supplies	224,721	220,796
Prepaid expenses	88,169	83,218
Deferred income taxes	74,282	15,029

Total current assets	3,456,856	3,375,695

Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $5,665,235 in 2010 and $4,714,826 in 2009	9,846,026	9,065,088
Goodwill	41,550	40,652
Deferred charges and other assets	388,190	274,924

Total assets	$13,732,622	12,756,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10	38
Accounts payable and accrued liabilities	2,293,157	1,794,406
Income taxes payable	458,522	387,164

Total current liabilities	2,751,689	2,181,608

Long-term debt	1,024,339	1,353,183
Deferred income taxes	1,109,220	1,018,767
Asset retirement obligations	495,729	476,938
Deferred credits and other liabilities	384,726	379,837

Stockholders’ equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	—	—
Common Stock, par $1.00, authorized 450,000,000 shares, issued 192,835,791 shares in 2010 and 191,797,600 shares in 2009	192,836	191,798
Capital in excess of par value	737,223	680,509
Retained earnings	6,679,889	6,204,316
Accumulated other comprehensive income	369,198	287,187
Treasury stock, 469,053 shares of Common Stock in 2010 and 682,222 shares of Common Stock in 2009, at cost	(12,227)	(17,784)

Total stockholders’ equity	7,966,919	7,346,026

Total liabilities and stockholders’ equity	$13,732,622	12,756,359

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$202,832	188,877	624,012	518,751

Other comprehensive income, net of tax
Net gain from foreign currency translation	115,670	145,066	75,285	243,583
Retirement and postretirement benefit plan adjustments	2,199	18,756	6,726	23,039

COMPREHENSIVE INCOME	$320,701	352,699	706,023	785,373

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$624,012	518,751
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations	—	(97,790)
Depreciation, depletion and amortization	866,172	637,737
Amortization of deferred major repair costs	27,480	19,272
Expenditures for asset retirements	(34,376)	(44,308)
Dry hole costs	35,045	84,228
Amortization of undeveloped leases	76,816	66,534
Accretion of asset retirement obligations	23,561	19,134
Deferred and noncurrent income tax charges	42,268	46,454
Pretax gain from disposition of assets	(997)	(3,736)
Net (increase) decrease in noncash operating working capital	417,237	(139,029)
Other operating activities, net	123,663	79,548

Net cash provided by continuing operations	2,200,881	1,186,795
Net cash required by discontinued operations	—	(328)

Net cash provided by operating activities	2,200,881	1,186,467

INVESTING ACTIVITIES
Property additions and dry hole costs	(1,611,656)	(1,542,032)
Proceeds from sales of assets	2,195	1,570
Purchase of investment securities*	(1,862,609)	(1,755,184)
Proceeds from maturity of investment securities*	2,011,386	1,381,211
Expenditures for major repairs	(96,000)	(15,528)
Other – net	(31,225)	(26,154)
Investing activities of discontinued operations
Sales proceeds	—	78,908
Other	—	(845)

Net cash required by investing activities	(1,587,909)	(1,878,054)

FINANCING ACTIVITIES
Borrowings (repayments) of long-term debt	(247,028)	453,500
Repayment of nonrecourse debt of a subsidiary	(82,000)	(2,572)
Proceeds from exercise of stock options and employee stock purchase plans	26,100	8,594
Excess tax benefits related to exercise of stock options	9,585	2,474
Withholding tax on stock-based incentive awards	(5,170)	—
Cash dividends paid	(148,439)	(143,026)

Net cash provided (required) by financing activities	(446,952)	318,970

Effect of exchange rate changes on cash and cash equivalents	(4,772)	21,574

Net increase (decrease) in cash and cash equivalents	161,248	(351,043)
Cash and cash equivalents at January 1	301,144	666,110

Cash and cash equivalents at September 30	$462,392	315,067

*	Investments are Canadian government securities with maturities greater than 90 days at the date of acquisition.

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2010	2009
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	—	—

Common Stock – par $1.00, authorized 450,000,000 shares, issued 192,835,791 at September 30, 2010 and 191,626,348 shares at September 30, 2009
Balance at beginning of period	$191,798	191,249
Exercise of stock options	1,038	377

Balance at end of period	192,836	191,626

Capital in Excess of Par Value
Balance at beginning of period	680,509	631,859
Exercise of stock options, including income tax benefits	34,973	10,894
Restricted stock transactions and other	(9,688)	2,473
Stock-based compensation	30,712	19,871
Sale of stock under employee stock purchase plans	717	674

Balance at end of period	737,223	665,771

Retained Earnings
Balance at beginning of period	6,204,316	5,557,483
Net income for the period	624,012	518,751
Cash dividends	(148,439)	(143,026)

Balance at end of period	6,679,889	5,933,208

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	287,187	(87,697)
Foreign currency translation gains, net of income taxes	75,285	243,583
Retirement and postretirement benefit plan adjustments, net of income taxes	6,726	23,039

Balance at end of period	369,198	178,925

Treasury Stock
Balance at beginning of period	(17,784)	(13,949)
Sale of stock under employee stock purchase plans	994	932
Awarded restricted stock, net of forfeitures	4,305	—
Cancellation of performance-based restricted stock and forfeitures	258	(5,071)

Balance at end of period	(12,227)	(18,088)

Total Stockholders’ Equity	$7,966,919	6,951,442

See notes to consolidated financial statements, page 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 2 through 6 of this Form 10-Q report.

Note A – Interim Financial Statements

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 2009. In the opinion of Murphy’s management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at September 30, 2010, and the results of operations, cash flows and changes in stockholders’ equity for the interim periods ended September 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States. In preparing the financial statements of the Company in conformity with accounting principles generally accepted in the United States, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2009 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of future results.

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

(Thousands of dollars)
Current assets	$4,214
Property, plant and equipment, net of accumulated depreciation, depletion and amortization	65,178
Other noncurrent assets	683

Assets sold	$70,075

Current liabilities	$105,185
Other noncurrent liabilities	35

Liabilities associated with assets sold	$105,220

The following table reflects the results of operations during 2009 from the sold properties, including the gain on sale.

(Thousands of dollars)	Nine months Ended September 30, 2009
Revenues, including a pretax gain on sale of $117,557	$125,654
Income before income tax expense	110,551
Income tax expense	12,761

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

At September 30, 2010, the Company had total capitalized exploratory well costs pending the determination of proved reserves of $459.7 million. The following table reflects the net changes in capitalized exploratory well costs during the nine-month periods ended September 30, 2010 and 2009.

(Thousands of dollars)	2010	2009
Beginning balance at January 1	$369,862	310,118
Additions pending the determination of proved reserves	89,797	115,334
Reclassifications to proved properties based on the determination of proved reserves	—	(60,251)

Balance at September 30	$459,659	365,201

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed for each individual well and the number of projects for which exploratory well costs have been capitalized. The projects are aged based on the last well drilled in the project.

	September 30,
	2010			2009
(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$83,642	13	5	$113,145	10	6
One to two years	118,776	12	3	49,421	4	4
Two to three years	50,604	4	4	16,064	6	—
Three years or more	206,637	32	3	186,571	26	4

	$459,659	61	15	$365,201	46	14

Of the $376.0 million of exploratory well costs capitalized more than one year at September 30, 2010, $237.4 million is in Malaysia, $104.8 million is in the U.S., $14.9 million is in Republic of the Congo, $9.5 million is in the U.K., and $9.4 million is in Canada. In Malaysia either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion. In the U.S. drilling and development operations are planned. In Republic of the Congo further appraisal drilling is planned. In Canada a continuing drilling and development program is underway and in the U.K. further studies to evaluate the discovery are ongoing.

In July 2010, the Company announced that its Board of Directors had approved plans to exit the U.S. refining and U.K. refining and marketing businesses. These operations, which have been placed for sale, are essentially encompassed within the U.S. manufacturing and U.K. refining and marketing segments presented in Note R. The Company currently anticipates the sale of these operations to be completed in 2011. The Company expects that the results of these operations will be presented as discontinued operations in future periods when the criteria for held for sale under U.S. generally accepted accounting principles have been met.

In August 2010, the Company purchased an unfinished ethanol plant in Hereford, Texas, for $40 million. The Company expects the construction of the plant to be completed and the plant to be in operation by the end of the first quarter of 2011. The allocation of the purchase price to the assets, which include land, buildings and equipment, will be finalized in the fourth quarter 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note D – Inventories

Inventories are carried at the lower of cost or market. The cost of crude oil and finished products is predominantly determined on the last-in, first-out (LIFO) method. At September 30, 2010 and December 31, 2009, the carrying value of inventories under the LIFO method was $612.1 million and $551.2 million, respectively, less than such inventories would have been valued using the first-in, first-out (FIFO) method.

Note E – Cash Flow Disclosures

Additional disclosures regarding cash flow activities are provided below.

	Nine Months Ended September 30
	2010	2009
Net (increase) decrease in operating working capital other than cash and cash equivalents:
(Increase) decrease in accounts receivable	$99,628	(103,713)
(Increase) decrease in inventories	(104,464)	(167,292)
(Increase) decrease in prepaid expenses	(2,045)	989
(Increase) decrease in deferred income tax assets	(59,254)	(5,173)
Increase (decrease) in accounts payable and accrued liabilities	412,015	335,572
Increase (decrease) in current income tax liabilities	71,357	(199,412)

Total	$417,237	(139,029)

Supplementary disclosures:
Cash income taxes paid	$419,313	101,880
Interest paid, net of amounts capitalized	17,162	(233)

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

The table that follows provides the components of net periodic benefit expense for the three-month and nine-month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2010	2009	2010	2009
Service cost	$5,282	4,445	921	816
Interest cost	7,480	7,392	1,474	1,450
Expected return on plan assets	(5,933)	(4,990)	—	—
Amortization of prior service cost	387	429	(67)	(68)
Amortization of transitional asset	(127)	(121)	—	—
Recognized actuarial loss	2,995	3,086	596	438

Net periodic benefit expense	$10,084	10,241	2,924	2,636

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note F – Employee and Retiree Benefit Plans (Contd.)

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2010	2009	2010	2009
Service cost	$15,738	12,898	2,729	2,409
Interest cost	22,361	21,686	4,379	4,290
Expected return on plan assets	(17,675)	(15,236)	—	—
Amortization of prior service cost	1,158	1,247	(197)	(203)
Amortization of transitional asset	(383)	(341)	—	—
Recognized actuarial loss	8,948	9,104	1,770	1,298

	30,147	29,358	8,681	7,794
Special termination benefits expense	—	1,867	—	—
Curtailment expense	—	575	—	397

Net periodic benefit expense	$30,147	31,800	8,681	8,191

Special termination and curtailment expenses in the nine-month 2009 period related to an early retirement program for certain employees in the United States.

During the nine-month period ended September 30, 2010, the Company made contributions of $18.8 million to its defined benefit pension and postretirement benefit plans. Remaining funding in 2010 for the Company’s defined benefit pension and postretirement plans is anticipated to be $8.3 million.

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

The Company provides a health care benefit plan to eligible U.S. employees and most U.S. retired employees. The new law did not significantly affect the Company’s consolidated financial statements as of September 30, 2010 and for the three-month and nine-month periods then ended. The Company is still evaluating the various components of the new law and cannot predict with certainly all the ways it may impact the Company. However, based on the evaluation performed to date, the Company currently believes that the health care reform law will not have a material effect on its financial condition, net income or cash flow in future periods.

Note G – Incentive Plans

The costs resulting from all share-based payment transactions are recognized as an expense in the financial statements using a fair value-based measurement method over the periods that the awards vest.

The 2007 Annual Incentive Plan (2007 Annual Plan) authorizes the Executive Compensation Committee (the Committee) to establish specific performance goals associated with annual cash awards that may be earned by officers, executives and other key employees. Cash awards under the 2007 Annual Plan are determined based on the Company’s actual financial and operating results as measured against the performance goals established by the Committee. The 2007 Long-Term Incentive Plan (2007 Long-Term Plan) authorizes the Committee to make grants of the Company’s Common Stock to employees. These grants may be in the form of stock options (nonqualified or incentive), stock appreciation rights (SAR), restricted stock, restricted stock units, performance units, performance shares, dividend equivalents and other stock-based incentives. The 2007 Long-Term Plan expires in 2017. A total of 6,700,000 shares are issuable during the life of the 2007 Long-Term Plan, with annual grants limited to 1% of Common shares outstanding. The Company has an Employee Stock Purchase Plan that permits the issuance of up to 980,000 shares through September 30, 2017. The Company also has a Stock Plan for Non-Employee Directors that permits the issuance of restricted stock and stock options or a combination thereof to the Company’s Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note G – Incentive Plans (Contd.)

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

Cash received from options exercised under all share-based payment arrangements for the nine-month periods ended September 30, 2010 and 2009 was $26.1 million and $8.6 million, respectively. The actual income tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $11.7 million and $3.5 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

Amounts recognized in the financial statements with respect to share-based plans are as follows.

	Nine Months Ended September 30,
(Thousands of dollars)	2010	2009
Compensation charged against income before tax benefit	$31,594	20,104
Related income tax benefit recognized in income	9,144	5,629

Note H – Earnings per Share

Net income was used as the numerator in computing both basic and diluted income per Common share for the three-month and nine-month periods ended September 30, 2010 and 2009. The following table reconciles the weighted-average shares outstanding used for these computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Weighted-average shares)	2010	2009	2010	2009
Basic method	191,943,813	190,811,162	191,577,000	190,691,892
Dilutive stock options and restricted stock units	1,494,179	1,830,646	1,289,485	1,683,254

Diluted method	193,437,992	192,641,808	192,866,485	192,375,146

Certain options to purchase shares of common stock were outstanding during the 2010 and 2009 periods but were not included in the computation of diluted EPS because the incremental shares from assumed conversion were antidilutive. These included 2,237,753 shares at a weighted average share price of $58.79 in each 2010 period and 1,872,625 shares at a weighted average share price of $56.74 in each 2009 period.

Note I – Income Taxes

The Company’s effective income tax rate generally exceeds the statutory U.S. tax rate of 35%. The effective tax rate is calculated as the amount of income tax expense divided by income before income tax expense. For the three-month and nine-month periods in 2010 and 2009, the Company’s effective income tax rates were as follows:

	2010	2009
Three months ended September 30	43.7%	39.6%
Nine months ended September 30	42.8%	43.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note I – Income Taxes (Contd.)

The effective tax rates for the periods presented exceeded the U.S. statutory tax rate of 35% due to several factors, including: the effects of income generated in foreign tax jurisdictions; U.S. state tax expense; and certain expenses, including exploration and other expenses in certain foreign jurisdictions, for which no income tax benefits are available or are not presently being recorded due to a lack of reasonable certainty of adequate future revenue against which to utilize these expenses as deductions. The tax rate for the nine-month period in 2010 benefited 0.5% for an income tax adjustment in the U.K. Additionally, an enacted 1% tax rate reduction in the U.K. effective in April 2011 reduced the effective tax rate in the three-month and nine-month periods of 2010 by 0.5% and 0.2%, respectively.

The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities. These audits often take years to complete and settle. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters. As of September 30, 2010, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: United States – 2007; Canada – 2006; United Kingdom – 2007; and Malaysia – 2006.

Note J – Financial Instruments and Derivatives

Murphy periodically utilizes derivative instruments to manage certain risks related to commodity prices and foreign currency exchange rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges. The Company has a risk management control system to monitor commodity price risks and any derivatives obtained to manage a portion of such risks. For accounting purposes, the Company has not designated any derivative contracts as hedges, and therefore, it recognizes all gains and losses on derivative contracts in its Consolidated Income Statement.

•

Commodity Purchase Price Risks – The Company is subject to commodity price risks related to crude oil and intermediate feedstocks it holds in inventory at its refineries. Short-term derivative instruments were outstanding at September 30, 2010 and 2009 to manage the cost of about 0.9 million barrels and 0.6 million barrels, respectively, of crude oil feedstocks at the Company’s U.S. refineries. At September 30, 2010, the Company also had open derivative contracts covering 0.4 million barrels of inventories of intermediate feedstocks to be processed at these refineries.

The Company is also subject to commodity price risk related to corn that it will purchase in the future for feedstock at its ethanol production facility in Hankinson, North Dakota. At September 30, 2010, the Company had open physical delivery fixed-price purchase commitment contracts for approximately 5.4 million bushels of corn for processing at its ethanol plant. The Company also had outstanding derivative contracts to sell an equivalent volume of these fixed-priced quantities and buy them back at future prices in effect on the expected date of delivery under the purchase commitment contracts.

•

Foreign Currency Exchange Risks – The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. Short-term derivative instruments were outstanding at September 30, 2010 and 2009 to manage the risk of certain income tax payments due in 2010 and later years that are payable in Malaysian ringgits. The equivalent U.S. dollars of Malaysian ringgit derivative contracts open at September 30, 2010 and 2009 were approximately $194.0 million and $100.0 million, respectively. Short-term derivative instruments were also outstanding at September 30, 2010 and 2009 to manage the risk of certain U.S. dollar accounts receivable associated with sale of crude oil production in Canada. A total of $107.0 million and $22.0 million U.S. dollar contracts were outstanding at September 30, 2010 and 2009, respectively, related to these Canadian receivables.

The Company has marked to market each of these open commodity and foreign currency exchange derivative contracts as well as the corn fixed-price purchase commitment contracts. The financial statement impacts for the respective periods are included in the following tables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note J – Financial Instruments and Derivatives (Contd.)

At September 30, 2010 and December 31, 2009, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	September 30, 2010		December 31, 2009
(Thousands of dollars)	Asset (Liability) Derivatives		Asset (Liability) Derivatives
Type of Derivative Contract	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity	Accounts receivable	$376	Accounts receivable	$2,296
Foreign exchange	Accounts receivable	14,187	Accounts receivable	340

For the three-month and nine-month periods ended September 30, 2010 and 2009, the gains and losses recognized in the consolidated statements of income for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)		Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended
(Thousands of dollars)	Statement of Income Location			September 30,
Type of Derivative Contract		2010	2009	2010	2009
Commodity	Crude oil and product purchases	$(1,695)	1,183	(1,085)	(23,695)
Foreign exchange	Interest and other income	13,954	908	29,681	5,180

		$12,259	2,091	28,596	(18,515)

Note K – Fair Value Measurements

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

The carrying value of assets and liabilities recorded at fair value on a recurring basis at September 30, 2010 and December 31, 2009 are presented in the following table.

	September 30, 2010				December 31, 2009
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Foreign exchange derivative contracts	$—	14,187	—	14,187	—	340	—	340
Commodity derivative contracts	—	376	—	376	—	2,296	—	2,296

	$—	14,563	—	14,563	—	2,636	—	2,636

Liabilities
Nonqualified employee savings plans	$(6,553)	—	—	(6,553)	(5,691)	—	—	(5,691)

	$(6,553)	—	—	(6,553)	(5,691)	—	—	(5,691)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note L – Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income on the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 are presented in the following table.

(Thousands of dollars)	Sept. 30, 2010	Dec. 31, 2009
Foreign currency translation gains, net of tax	$496,753	421,468
Retirement and postretirement benefit plan losses, net of tax	(127,555)	(134,281)

Accumulated other comprehensive income	$369,198	287,187

Note M – Environmental and Other Contingencies

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

The U.S. Environmental Protection Agency (EPA) currently considers the Company to be a Potentially Responsible Party (PRP) at one Superfund site. In early 2010, the Company’s involvement with another Superfund site was settled for a de minimis cash settlement. The potential total cost to all parties to perform necessary remedial work at the one remaining Superfund site may be substantial. However, based on current negotiations and available

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note M – Environmental and Other Contingencies (Contd.)

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

In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 2010, the Company had contingent liabilities of $7.8 million under a financial guarantee and $154.5 million on outstanding letters of credit. The Company has not accrued a liability in its balance sheet related to these letters of credit because it is believed that the likelihood of having these drawn is remote.

Note N – Commitments

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

Note O – Terra Nova Working Interest Redetermination

The joint agreement between the owners of the Terra Nova field, offshore Eastern Canada, requires a redetermination of working interests based on an analysis of reservoir quality among fault separated areas where varying ownership interests exist. The operator of Terra Nova completed the initial redetermination assessment in 2009 and the matter is the subject of arbitration before final interests are determined. The Company anticipates that its working interest at Terra Nova will be reduced from its current 12.0% to approximately 10.5%. Upon completion of the arbitration process, the Company will be required to make a cash settlement payment to the Terra Nova partnership for the value of oil sold since about December 2004 related to the ultimate working interest reduction below 12.0%. The Company has recorded cumulative expense of $98.9 million through September 2010 based on the anticipated working interest reduction. The expense has been reflected as Redetermination of Terra Nova Working Interest in the respective Consolidated Statement of Income. The Company cannot predict the final outcome of the redetermination process, which is expected to be completed by the end of 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note P – Accounting Matters

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

Note Q – Insurance Matters

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note R – Business Segments

		Three Mos. Ended Sept. 30, 2010			Three Mos. Ended Sept. 30, 2009[1]
(Millions of dollars)	Total Assets at Sept. 30, 2010	External Revenues	Inter- segment Revenues	Income (Loss)	External Revenues	Inter- segment Revenues	Income (Loss)
Exploration and production[2]
United States	$1,467.5	155.2	—	14.6	138.5	—	6.0
Canada	2,953.6	170.5	33.5	39.1	163.6	21.8	44.6
Malaysia	3,297.6	453.4	—	167.6	416.3	—	156.2
United Kingdom	203.8	28.0	—	4.9	15.1	—	2.1
Republic of the Congo	629.3	46.6	—	(20.2)	—	—	(11.5)
Other	44.1	.4	—	(19.3)	.3	—	(13.3)

Total	8,595.9	854.1	33.5	186.7	733.8	21.8	184.1

Refining and marketing
United States manufacturing	1,337.9	271.1	983.6	10.2	187.9	806.0	1.6
United States marketing	1,533.8	4,017.0	—	54.2	3,529.0	—	44.7
United Kingdom	1,102.2	930.5	—	(13.8)	751.7	—	(9.1)

Total	3,973.9	5,218.6	983.6	50.6	4,468.6	806.0	37.2

Total operating segments	12,569.8	6,072.7	1,017.1	237.3	5,202.4	827.8	221.3
Corporate	1,162.8	(8.9)	—	(34.5)	(18.6)	—	(32.4)

Total	$13,732.6	6,063.8	1,017.1	202.8	5,183.8	827.8	188.9

	Nine Months Ended Sept. 30, 2010			Nine Months Ended Sept. 30, 2009[1]
(Millions of dollars)	External Revenues	Inter- segment Revenues	Income (Loss)	External Revenues	Inter- segment Revenues	Income (Loss)
Exploration and production[2]
United States	$497.8	—	47.8	292.4	—	2.6
Canada	594.0	73.8	150.6	442.7	52.4	38.8
Malaysia	1,386.7	—	499.3	1,059.9	—	400.9
United Kingdom	109.5	—	29.9	41.9	—	9.1
Republic of the Congo	100.3	—	(26.6)	—	—	(9.4)
Other	3.0	—	(48.2)	1.0	—	(89.3)

Total	2,691.3	73.8	652.8	1,837.9	52.4	352.7

Refining and marketing
United States manufacturing	610.2	2,659.0	(3.6)	388.5	2,040.2	24.2
United States marketing	11,703.5	—	132.7	8,966.4	—	58.1
United Kingdom	1,889.5	—	(24.4)	1,925.6	—	(6.5)

Total	14,203.2	2,659.0	104.7	11,280.5	2,040.2	75.8

Total operating segments	16,894.5	2,732.8	757.5	13,118.4	2,092.6	428.5
Corporate	(58.6)	—	(133.5)	66.8	—	(7.5)

Revenue/income from continuing operations	16,835.9	2,732.8	624.0	13,185.2	2,092.6	421.0
Discontinued operations, net of tax	—	—	—	—	—	97.8

Total	$16,835.9	2,732.8	624.0	13,185.2	2,092.6	518.8

[1]	Reclassified to conform to current presentation.
[2]	Additional details about results of oil and gas operations are presented in the tables on pages 24 and 25.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note R – Business Segments (Contd.)

Due to a recent realignment of management responsibilities within the Company’s domestic downstream business, U.S. refining and marketing operating results have now been presented as separate segments for U.S. manufacturing operations and U.S. marketing operations. The Company believes this presentation better reflects the core businesses of its U.S. downstream subsidiaries. United States Manufacturing operations include two refineries and an ethanol production facility. The Company acquired an unfinished ethanol production facility in Hereford, Texas, in the third quarter 2010; the completion and start-up of this plant is expected by the end of the first quarter 2011. United States Marketing includes retail and wholesale fuel marketing operations. Prior year amounts have been reclassified to reflect the new segment presentation. Transactions between these two U.S. downstream segments are recorded at agreed transfer prices and eliminations have been made as necessary within the consolidated financial statements. The Company previously announced its intention to sell its two U.S. refineries and its U.K. downstream operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Murphy’s net income in the third quarter of 2010 was $202.8 million ($1.05 per diluted share) compared to net income of $188.9 million ($0.98 per diluted share) in the third quarter of 2009. The income improvement in 2010 primarily related to higher sales prices for the Company’s crude oil and natural gas production, higher crude oil and natural gas sales volumes and higher earnings from U.S. downstream operations.

For the first nine months of 2010, net income totaled $624.0 million ($3.24 per diluted share) compared to net income of $518.8 million ($2.70 per diluted share) for the same period in 2009. The favorable nine-month net income in 2010 compared to 2009 was primarily attributable to higher crude oil sales prices and sales volumes. The 2009 nine-month net income included income from discontinued operations of $97.8 million ($0.51 per diluted share) with this amount primarily being generated from an after-tax gain of $103.6 million on sale of operations in Ecuador in March 2009. Income from continuing operations was $624.0 million ($3.24 per diluted share) in the nine months ended September 30, 2010 and was $421.0 million ($2.19 per diluted share) in the nine months ended September 30, 2009.

Murphy’s income from continuing operations by operating business is presented below.

	Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2010	2009	2010	2009
Exploration and production	$186.7	184.1	652.8	352.7
Refining and marketing	50.6	37.2	104.7	75.8
Corporate	(34.5)	(32.4)	(133.5)	(7.5)

Income from continuing operations	$202.8	188.9	624.0	421.0

In the 2010 third quarter, the Company’s continuing exploration and production operations earned $186.7 million compared to $184.1 million in the 2009 quarter. Income in the 2010 quarter was favorably impacted by higher crude oil and natural gas sales prices and higher natural gas and oil sales volumes compared to 2009. However, exploration expenses were $62.0 million in the third quarter of 2010 compared to $37.9 million in the same period of 2009. The Company’s refining and marketing operations generated income of $50.6 million in the 2010 third quarter compared to income of $37.2 million in the same quarter of 2009. U.S. manufacturing and retail marketing operations had higher earnings in the 2010 quarter, but the 2010 results for the U.K. downstream segment declined due to weaker margins. The corporate function had after-tax costs of $34.5 million in the 2010 third quarter compared to costs of $32.4 million in the 2009 period with the unfavorable variance in 2010 mostly due to higher administrative expenses.

The Company’s continuing exploration and production operations earned $652.8 million in the first nine months of 2010 compared to $352.7 million in the same period of 2009. Earnings in 2010 compared favorably to the 2009 period primarily due to higher realized crude oil sales prices and higher crude oil and natural gas sales volumes. The Company’s refining and marketing operations had earnings of $104.7 million in the first nine months of 2010 compared to earnings of $75.8 million in the same 2009 period. The 2010 period included stronger results in the U.S. retail marketing business compared to a year ago based on better operating margins, but income from refining operations in the U.S. and U.K. were significantly lower in 2010 compared to 2009 due to weaker margins for refining operations and downtime for major turnarounds in 2010 at the Meraux, Louisiana, and Milford Haven, Wales, refineries. Corporate after-tax costs were $133.5 million in the 2010 nine-month period compared to costs of $7.5 million in the 2009 period. The 2010 period had an unfavorable impact from losses on transactions denominated in foreign currencies, while the prior year included gains from these transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production

Results of exploration and production continuing operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2010	2009	2010	2009
Exploration and production
United States	$14.6	6.0	47.8	2.6
Canada	39.1	44.6	150.6	38.8
Malaysia	167.6	156.2	499.3	400.9
United Kingdom	4.9	2.1	29.9	9.1
Republic of the Congo	(20.2)	(11.5)	(26.6)	(9.4)
Other International	(19.3)	(13.3)	(48.2)	(89.3)

Total	$186.7	184.1	652.8	352.7

Third quarter 2010 vs. 2009

United States exploration and production operations reported quarterly earnings of $14.6 million in the third quarter of 2010 compared to earnings of $6.0 million in the 2009 quarter. Earnings improved in the 2010 period due mostly to higher oil and natural gas sales prices. Oil and natural gas production volumes were higher in 2010 primarily due to the Thunder Hawk field, which came on production in the third quarter 2009. But oil and natural gas volume declines at mature fields in the Gulf of Mexico somewhat offset the volumes produced at Thunder Hawk. Depreciation expense was down $13.4 million in 2010 due to lower oil and natural gas production volumes and lower per unit depletion rates in 2010. Exploration expenses in the 2010 period increased $8.0 million from the prior year primarily due to higher seismic acquisition costs and undeveloped leasehold amortization in the Eagle Ford shale area in South Texas.

Operations in Canada had earnings of $39.1 million in the third quarter 2010 compared to earnings of $44.6 million in the 2009 quarter. Canadian earnings decreased in the 2010 quarter mostly due to lower oil sales volumes, higher extraction costs for synthetic operations and higher exploration expense. Oil production decreased in the 2010 period compared to 2009 primarily due to more downtime for maintenance at Syncrude in the current period. Natural gas volumes increased in 2010 mostly due to continued ramp-up of Tupper area production. Production expense was unfavorable in 2010 due primarily to higher maintenance costs during the period for synthetic oil operations at Syncrude. Exploration expenses were $4.5 million higher in the 2010 period primarily due to more leasehold amortization expense for undeveloped oil and gas prospective acreage in Alberta.

Operations in Malaysia reported earnings of $167.6 million in the 2010 third quarter compared to earnings of $156.2 million during the same period in 2009. Earnings rose in 2010 in Malaysia primarily caused by higher crude oil and natural gas sales prices. The 2010 quarter also benefited from higher natural gas sales volumes, which were mostly associated with stronger demand for production from offshore Sarawak gas fields. Oil production was lower in 2010 compared to 2009 due to less production at the Kikeh field, offshore Sabah. Depreciation expense was higher in the 2010 period by $17.3 million due to larger natural gas sales volumes compared to the 2009 quarter.

United Kingdom operations earned $4.9 million in the 2010 quarter compared to $2.1 million in the 2009 quarter. The improvement was primarily due to higher crude oil sales prices in the 2010 quarter compared to 2009. The 2010 quarter also benefited from higher crude oil and natural gas sales volumes and higher realized sales prices for natural gas. Production expense was lower in 2010 than 2009 due to less maintenance costs in the current period, while 2010 depreciation expense exceeded 2009 levels due to higher oil and gas sales volumes.

Operations in Republic of the Congo generated a loss of $20.2 million in the third quarter of 2010 compared to a loss of $11.5 million in the 2009 quarter. The offshore Azurite field commenced oil production in the third quarter of 2009, but the initial oil sale did not occur until quarter four of 2009. Development operations continued at Azurite during 2010 as the Company brought onstream the second producing well during the second quarter of the current year. Due to delays and complications with completing wells, production levels have, thus far, been below Company

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

expectations at the Azurite field. Production levels at Azurite are expected to ramp-up as additional wells are brought onstream. Expenses for production and depreciation relate to crude oil produced and sold at the Azurite field. Exploration expenses in 2010 primarily included 3D seismic acquired over a portion of the MPS and MPN offshore blocks. Exploration expenses in 2009 primarily related to costs for two unsuccessful exploratory wells in the MPS block. Income taxes during the 2010 quarter related to taxes associated with Azurite production volumes.

Other international operations reported a loss of $19.3 million in the third quarter of 2010 compared to a loss of $13.3 million in the 2009 period. The unfavorable variance in the just completed quarter was primarily related to higher 2010 seismic activity costs in Indonesia as well as higher administrative costs associated with exploration activities in this and other foreign jurisdictions.

On a worldwide basis, the Company’s crude oil, condensate and gas liquids prices averaged $65.45 per barrel in the third quarter 2010 compared to $61.13 in the 2009 period. Total hydrocarbon production averaged 181,733 barrels of oil equivalent per day in the 2010 third quarter, a 12% increase from the 162,004 barrels equivalent per day produced in the 2009 quarter. Average crude oil and liquids production was 119,899 barrels per day in the third quarter of 2010 compared to 131,637 barrels per day in the third quarter of 2009, with the decrease primarily attributable to lower oil production at the Kikeh field, offshore Sabah, Malaysia. Crude oil production in the heavy oil area in Canada was lower in 2010 mostly due to less production in the Seal area caused by a higher royalty rate. Synthetic oil production was lower in the 2010 quarter than 2009 due to lower gross production at Syncrude caused by more downtime for maintenance. North American natural gas sales prices averaged $4.24 per thousand cubic feet (MCF) in the 2010 third quarter compared to $3.01 per MCF in the same quarter of 2009. Natural gas produced in 2010 offshore Sarawak Malaysia was sold at $5.71 per MCF compared to an average of $3.31 per MCF during the 2009 third quarter. Natural gas sales volumes averaged 371 million cubic feet per day in the third quarter 2010, more than double the 182 million cubic feet per day of sales in the 2009 quarter. The significant increase in natural gas sales volumes in 2010 was primarily due to natural gas produced in 2010 offshore Sarawak Malaysia from fields that came on stream in September 2009 and were ramping up over the balance of 2009 and into 2010. Additionally, more natural gas was sold from the Kikeh field to meet third party demand during 2010, and natural gas production increased at Tupper in Western Canada as development of the field continued.

Nine months 2010 vs. 2009

U.S. E&P operations had income of $47.8 million for the nine months ended September 30, 2010 compared to income of $2.6 million in the 2009 period. The 2010 period had higher oil and natural gas sales prices, and also benefited from higher oil sales volumes. Production expenses were $38.2 million higher in 2010 mostly due to higher oil production volumes. Depreciation expense increased $54.6 million in 2010 due to the higher sales volumes plus higher per-unit depletion rates in 2010 compared to 2009. Exploration expense in the 2010 period was $32.4 million above 2009 levels primarily due to higher geophysical expenses and undeveloped lease amortization expenses at the Eagle Ford shale area in South Texas in the current period, partially offset by lower dry hole costs in 2010.

Canadian operations had income of $150.6 million in the first nine months of 2010 compared to income of $38.8 million a year ago. Higher sales prices for crude oil and natural gas, lower exploration expenses and lower charges of $21.0 million in 2010 for an anticipated reduction of the Company’s working interest in the Terra Nova field primarily led to the improvement in 2010 earnings. Production expense increased $24.7 million in 2010 mostly related to higher volumes of natural gas produced at Tupper and higher costs for synthetic crude oil produced at Syncrude. Depreciation expense increased in 2010 by $25.1 million mostly associated with higher production at Tupper and higher unit rates at Syncrude. Exploration expenses were $20.5 million lower in 2010 primarily due to less lease amortization costs at the Tupper West area in British Columbia in the current period.

Malaysia operations earned $499.3 million in the first nine months of 2010 compared to earnings of $400.9 million in the 2009 period. Earnings were stronger in 2010 primarily due to higher crude oil sales prices as well as higher natural gas sales volumes and prices from fields offshore Sarawak. Sales volumes for natural gas were higher in the 2010 period than 2009 due to start-up of natural gas production offshore Sarawak in the third quarter 2009 and higher gas volumes purchased by a third party in 2010 at the Kikeh field. Crude oil sales volumes at the Kikeh field were

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

higher in 2010 than 2009 despite overall lower net oil production due to the timing of completion of oil sales transactions. Production and depreciation expenses increased $66.6 million and $78.6 million, respectively, in the 2010 period due to higher oil and natural gas sales volumes. Exploration expense was $17.9 million higher in 2010 mostly due to more costs for unsuccessful exploration drilling in the 2010 period.

Income in the U.K. for the nine-month period in 2010 was $29.9 million compared to $9.1 million a year ago with the earnings increase primarily due to improved crude oil sales prices. In addition, 2010 had higher sales volumes for crude oil and natural gas compared to 2009. Production and depreciation expenses were higher $7.3 million and $10.7 million, respectively, in 2010 compared to 2009 in association with higher oil and natural gas sales volumes. Exploration expenses were higher in the 2010 period due to a dry hole drilled in the third quarter of the current year.

Operations in Republic of the Congo had a loss of $26.6 million for the nine-month period ended September 30, 2010, compared to a loss of $9.4 million in the 2009 period. The offshore Azurite oil field commenced production in the third quarter 2009, but production has thus far been below Company expectations due to delays in completing wells. Production and depreciation expenses incurred in 2010 were associated with the Azurite field. Geophysical costs in the 2010 period were primarily related to 3D seismic acquisition covering a portion of the offshore MPN block. Income taxes during 2010 related to taxes on Azurite production volumes.

Other international operations reported a loss of $48.2 million in the first nine months of 2010 compared to a loss of $89.3 million in the 2009 period. The lower loss in the 2010 period primarily related to costs in 2009 for unsuccessful exploratory drilling offshore Australia and higher geophysical expenses in 2009 offshore Suriname. However, the current year included higher administrative costs related to exploration activities in foreign jurisdictions.

For the first nine months of 2010, the Company’s sales price for crude oil, condensate and gas liquids averaged $65.06 per barrel compared to $52.59 per barrel in 2009. Total worldwide production averaged 189,250 barrels of oil equivalent per day during the nine months ended September 30, 2010, an increase of 23% from the 154,212 barrels of oil equivalent produced in the same period in 2009. Crude oil, condensate and gas liquids production in the first nine months of 2010 averaged 130,244 barrels per day compared to 129,672 barrels per day a year ago. The small increase was mostly attributable to two fields that started up in third quarter 2009 – Thunder Hawk field in the Gulf of Mexico and the Azurite field, offshore Republic of the Congo. The oil production at these two fields was mostly offset by lower production in other areas. Canadian heavy oil production was lower in 2010 than 2009 due to both field decline and a higher net profit royalty rate at the Seal heavy oil field in Alberta. Crude oil production offshore eastern Canada was lower in 2010 primarily due to a higher net profit royalty rate at Terra Nova. Synthetic oil production at Syncrude was higher in 2010 than 2009 due to less downtime in 2010 for maintenance, but partially offset by a higher net profit royalty rate. Crude oil production was lower in 2010 in Malaysia due to a smaller percentage of production being allocable to the Company during 2010 under the production sharing contract covering the Kikeh field. Crude oil volumes from discontinued operations in the prior year were associated with oil fields in Ecuador that were sold in March 2009. The average sales price for North American natural gas in the first nine months of 2010 was $4.48 per MCF, up from $3.50 per MCF realized in 2009. Sarawak field natural gas production was sold at an average price of $5.20 per MCF in 2010, up from $3.31 per MCF in 2009. Natural gas sales volumes increased from 147 million cubic feet per day in 2009 to 354 million cubic feet per day in 2010, with the 140% increase mostly due to continued ramp-up of natural gas production volumes from the Tupper area in British Columbia, which came onstream in December 2008, sales volumes at Sarawak Malaysia gas fields that initially came onstream in the third quarter 2009, and higher sales volumes to third parties from the Kikeh field, offshore Sabah, Malaysia.

Additional details about results of oil and gas operations are presented in the tables on pages 24 and 25.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

Selected operating statistics for the three-month and nine-month periods ended September 30, 2010 and 2009 follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net crude oil, condensate and gas liquids produced – barrels per day	119,899	131,637	130,244	129,672
Continuing operations	119,899	131,637	130,244	127,911
United States	19,404	19,639	20,594	15,502
Canada – light	47	21	43	8
– heavy	5,749	6,581	6,048	6,976
– offshore	10,534	10,538	11,774	12,822
– synthetic	12,044	13,804	12,973	12,458
Malaysia	63,794	76,290	70,444	75,782
United Kingdom	2,831	2,165	3,669	3,487
Republic of Congo	5,496	2,599	4,699	876
Discontinued operations	—	—	—	1,761

Net crude oil, condensate and gas liquids sold – barrels per day	122,574	128,187	133,304	124,988
Continuing operations	122,574	128,187	133,304	123,435
United States	19,404	19,639	20,594	15,502
Canada – light	47	21	43	8
– heavy	5,749	6,581	6,048	6,976
– offshore	10,055	9,554	11,682	13,087
– synthetic	12,044	13,804	12,973	12,458
Malaysia	64,547	76,386	72,428	72,970
United Kingdom	3,394	2,202	4,742	2,434
Republic of Congo	7,334	—	4,794	—
Discontinued operations	—	—	—	1,553

Net natural gas sold – thousands of cubic feet per day	371,005	182,199	354,038	147,240
United States	56,159	63,304	52,582	55,141
Canada	81,869	55,115	83,179	45,982
Malaysia – Sarawak	167,773	3,042	150,973	1,025
– Kikeh	59,538	57,980	61,559	42,310
United Kingdom	5,666	2,758	5,745	2,782

Total net hydrocarbons produced – equivalent barrels per day (1)	181,733	162,004	189,250	154,212
Total net hydrocarbons sold – equivalent barrels per day (1)	184,408	158,554	192,310	149,528

Weighted average sales prices
Crude oil, condensate and natural gas liquids – dollars per barrel (2)
United States	$73.10	65.57	74.53	54.50
Canada (3) – light	68.33	66.66	73.75	62.82
– heavy	46.09	46.75	49.29	36.35
– offshore	75.52	67.94	75.29	54.25
– synthetic	74.80	66.54	76.04	56.62
Malaysia (4)	60.35	59.18	58.90	52.62
United Kingdom	77.22	68.93	76.53	56.75
Republic of the Congo	70.73	—	71.09	—
Natural gas – dollars per thousand cubic feet
United States (2)	$4.51	3.33	4.75	3.96
Canada (3)	4.05	2.65	4.31	2.95
Malaysia – Sarawak	5.71	3.31	5.20	3.31
– Kikeh	0.23	0.24	0.23	0.23
United Kingdom (3)	7.24	3.91	6.33	5.15

(1)	Natural gas converted on an energy equivalent basis of 6:1.
(2)	Includes intracompany transfers at market prices.
(3)	U.S. dollar equivalent.
(4)	Prices are net of payments under the terms of the production sharing contracts for Blocks SK 309/311 and K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

OIL AND GAS OPERATING RESULTS – THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Millions of dollars)	United States	Canada	Malaysia	United Kingdom	Republic of the Congo	Other	Synthetic Oil – Canada	Total
Three Months Ended September 30, 2010
Oil and gas sales and other operating revenues	$155.2	121.0	453.4	28.0	46.6	.4	83.0	887.6
Production expenses	34.5	23.0	87.0	6.4	21.2	—	52.9	225.0
Depreciation, depletion and amortization	66.5	41.7	94.2	5.0	25.8	.4	10.8	244.4
Accretion of asset retirement obligations	1.8	1.2	2.5	.6	.1	.2	1.5	7.9
Exploration expenses
Dry holes	(.2)	—	—	5.7	(.3)	—	—	5.2
Geological and geophysical	2.1	.1	.9	.1	15.0	3.3	—	21.5
Other	.6	.1	—	—	—	6.2	—	6.9

	2.5	.2	.9	5.8	14.7	9.5	—	33.6
Undeveloped lease amortization	18.5	8.7	—	—	—	1.2	—	28.4

Total exploration expenses	21.0	8.9	.9	5.8	14.7	10.7	—	62.0

Terra Nova working interest redetermination	—	4.5	—	—	—	—	—	4.5
Selling and general expenses	9.3	2.4	.3	.7	(.5)	8.4	.3	20.9

Results of operations before taxes	22.1	39.3	268.5	9.5	(14.7)	(19.3)	17.5	322.9
Income tax provisions	7.5	12.7	100.9	4.6	5.5	—	5.0	136.2

Results of operations (excluding corporate overhead and interest)	$14.6	26.6	167.6	4.9	(20.2)	(19.3)	12.5	186.7

Three Months Ended September 30, 2009*
Oil and gas sales and other operating revenues	$138.5	100.9	416.3	15.1	—	.3	84.5	755.6
Production expenses	31.9	23.3	85.4	7.8	—	—	41.5	189.9
Depreciation, depletion and amortization	79.9	41.3	76.9	3.1	—	.5	7.7	209.4
Accretion of asset retirement obligations	1.7	1.1	2.0	.4	—	.1	1.2	6.5
Exploration expenses
Dry holes	.9	—	.1	—	13.5	1.2	—	15.7
Geological and geophysical	1.2	3.0	.4	—	—	.5	—	5.1
Other	.6	.1	—	.1	(1.0)	4.5	—	4.3

	2.7	3.1	.5	.1	12.5	6.2	—	25.1
Undeveloped lease amortization	10.3	1.3	—	—	—	1.2	—	12.8

Total exploration expenses	13.0	4.4	.5	.1	12.5	7.4	—	37.9

Terra Nova working interest redetermination	—	1.3	—	—	—	—	—	1.3
Selling and general expenses	2.8	4.3	(.6)	.5	(1.0)	5.6	.2	11.8

Results of operations before taxes	9.2	25.2	252.1	3.2	(11.5)	(13.3)	33.9	298.8
Income tax provisions	3.2	5.5	95.9	1.1	—	—	9.0	114.7

Results of operations (excluding corporate overhead and interest)	$6.0	19.7	156.2	2.1	(11.5)	(13.3)	24.9	184.1

*	Reclassified to conform to current presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

OIL AND GAS OPERATING RESULTS – NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Millions of dollars)	United States	Canada	Malaysia	United Kingdom	Republic of the Congo	Other	Synthetic Oil – Canada	Total
Nine Months Ended September 30, 2010
Oil and gas sales and other operating revenues	$497.8	397.1	1,386.7	109.5	100.3	3.0	270.7	2,765.1
Production expenses	101.0	75.3	241.1	20.6	47.7	—	152.4	638.1
Depreciation, depletion and amortization	222.0	134.8	291.0	19.1	47.9	1.0	33.0	748.8
Accretion of asset retirement obligations	5.2	3.6	7.2	1.7	.2	.4	4.7	23.0
Exploration expenses
Dry holes	(.1)	—	30.5	5.7	(.6)	(.5)	—	35.0
Geological and geophysical	19.2	.6	1.9	.6	18.4	6.7	—	47.4
Other	6.3	.3	—	.2	—	15.5	—	22.3

	25.4	.9	32.4	6.5	17.8	21.7	—	104.7
Undeveloped lease amortization	49.7	23.4	—	—	—	3.7	—	76.8

Total exploration expenses	75.1	24.3	32.4	6.5	17.8	25.4	—	181.5

Terra Nova working interest redetermination	—	15.4	—	—	—	—	—	15.4
Selling and general expenses	22.7	8.9	.6	2.3	(1.1)	23.6	.7	57.7

Results of operations before taxes	71.8	134.8	814.4	59.3	(12.2)	(47.4)	79.9	1,100.6
Income tax provisions	24.0	41.3	315.1	29.4	14.4	.8	22.8	447.8

Results of operations (excluding corporate overhead and interest)	$47.8	93.5	499.3	29.9	(26.6)	(48.2)	57.1	652.8

Nine Months Ended September 30, 2009*
Oil and gas sales and other operating revenues	$292.4	302.5	1,059.9	41.9	—	1.0	192.6	1,890.3
Production expenses	62.8	71.7	174.5	13.3	—	—	131.3	453.6
Depreciation, depletion and amortization	167.4	122.8	212.4	8.4	.1	1.1	19.9	532.1
Accretion of asset retirement obligations	5.1	3.1	5.6	1.2	—	.4	3.2	18.6
Exploration expenses
Dry holes	11.7	—	13.9	—	13.5	45.1	—	84.2
Geological and geophysical	2.8	4.3	.6	—	—	13.4	—	21.1
Other	5.0	.3	—	.3	(3.2)	9.8	—	12.2

	19.5	4.6	14.5	.3	10.3	68.3	—	117.5
Undeveloped lease amortization	23.2	40.2	—	—	—	3.1	—	66.5

Total exploration expenses	42.7	44.8	14.5	.3	10.3	71.4	—	184.0

Terra Nova working interest redetermination	—	36.4	—	—	—	—	—	36.4
Selling and general expenses	13.3	12.1	(1.4)	2.1	(1.0)	17.3	.6	43.0

Results of operations before taxes	1.1	11.6	654.3	16.6	(9.4)	(89.2)	37.6	622.6
Income tax provisions (benefits)	(1.5)	2.6	253.4	7.5	—	.1	7.8	269.9

Results of operations (excluding corporate overhead and interest)	$2.6	9.0	400.9	9.1	(9.4)	(89.3)	29.8	352.7

*	Reclassified to conform to current presentation.

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

Results of refining and marketing operations are presented below by geographic segment.

	Income (Loss)
	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
(Millions of dollars)
Refining and marketing
United States manufacturing	$10.2	1.6	(3.6)	24.2
United States marketing	54.2	44.7	132.7	58.1
United Kingdom	(13.8)	(9.1)	(24.4)	(6.5)

Total	$50.6	37.2	104.7	75.8

The Company’s refining and marketing operations generated income of $50.6 million in the 2010 third quarter compared to earnings of $37.2 million in the same quarter of 2009. United States manufacturing operations had income of $10.2 million in the 2010 period compared to a profit of $1.6 million in 2009. U.S. manufacturing operations had better earnings primarily due to profits at the Company’s Hankinson, North Dakota, ethanol plant, which was acquired in the fourth quarter 2009. The 2010 quarter also benefited from higher crude oil throughput due to more consistent operations during the period at the Company’s U.S. refineries. United States marketing operations generated a profit of $54.2 million in the 2010 quarter, up from $44.7 million of income in the 2009 quarter. The improvement in 2010 was essentially due to better merchandising and fuel margins in the current quarter compared to the 2009 quarter. The operating loss in the United Kingdom was $13.8 million in the third quarter of 2010 compared to a loss of $9.1 million in the same period a year ago. Operating margins at the Milford Haven, Wales, refinery were generally weaker in the 2010 quarter than in 2009. Worldwide refinery inputs were 267,988 barrels per day in the third quarter of 2010 compared to 250,081 in the 2009 quarter as all three refineries had improved throughputs compared to the prior year’s quarter. Worldwide petroleum product sales averaged 584,306 barrels per day in quarter three 2010, compared to 553,698 barrels per day in the same period in 2009. The 2010 sales volume increase was attributable to higher sales volumes in both the Company’s U.S. and U.K. marketing operations.

Refining and marketing operations in the first nine months of 2010 generated a profit of $104.7 million compared to a profit of $75.8 million in the 2009 period. In the United States, manufacturing operations lost $3.6 million in the 2010 period, significantly below the 2009 profit of $24.2 million due to both after-tax gains of $16.4 million on insurance settlements at the Meraux refinery in the prior-year period and weaker refining margins in 2010. The United States marketing business generated earnings of $132.7 million in the nine-month period of 2010, compared to earnings of $58.1 million in 2009 as retail margins were $0.04 per gallon stronger during the 2010 period compared to the prior year. Results in the United Kingdom reflected a loss of $24.4 million in the first nine months of 2010 compared to a loss of $6.5 million in the 2009 period. The reduction was primarily due to weaker refining margins on sale of petroleum products in 2010 compared to 2009 and lower production of finished products due to an approximate two-month shutdown for turnaround of the Milford Haven, Wales, refinery during 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Refining and Marketing (Contd.)

Selected operating statistics for the three-month and nine-month periods ended September 30, 2010 and 2009 follow.

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Refinery inputs – barrels per day	267,988	250,081	215,285	244,627
United States	158,002	146,371	140,022	141,635
Crude oil – Meraux, Louisiana	111,543	102,865	99,333	101,472
– Superior, Wisconsin	36,568	33,295	34,050	32,771
Other feedstocks	9,891	10,211	6,639	7,392
United Kingdom	109,986	103,710	75,263	102,992
Crude oil – Milford Haven, Wales	105,552	95,753	70,729	97,244
Other feedstocks	4,434	7,957	4,534	5,748

Refinery yields – barrels per day	267,988	250,081	215,285	244,627
United States	158,002	146,371	140,022	141,635
Gasoline	62,873	64,594	57,616	61,615
Kerosine	8,950	9,581	9,973	11,084
Diesel and home heating oils	46,542	42,001	38,519	40,358
Residuals	19,105	15,707	18,420	15,290
Asphalt	18,684	12,637	14,352	11,905
Fuel and loss	1,848	1,851	1,142	1,383
United Kingdom	109,986	103,710	75,263	102,992
Gasoline	29,697	28,418	18,831	26,474
Kerosine	15,326	17,042	10,683	13,473
Diesel and home heating oils	34,503	33,831	22,179	35,688
Residuals	10,447	11,391	7,207	10,272
Asphalt	16,354	9,737	13,471	13,428
Fuel and loss	3,659	3,291	2,892	3,657

Petroleum products sold – barrels per day	584,306	553,698	524,092	532,240
Total United States	467,119	448,685	445,897	428,405
United States Manufacturing	160,902	146,075	141,523	137,855
Gasoline	70,328	64,596	65,018	61,615
Kerosine	8,952	9,579	9,973	11,084
Diesel and home heating oils	46,542	42,006	38,519	40,704
Residuals	18,516	14,734	18,151	14,849
Asphalt, LPG and other	16,564	15,160	9,862	9,603
United States Marketing	432,039	418,791	417,884	403,953
Gasoline	339,956	326,675	330,194	316,439
Kerosine	10,968	13,239	9,986	12,564
Diesel and other	81,115	78,877	77,704	74,950
United States Intercompany Elimination	(125,822)	(116,181)	(113,510)	(113,403)
Gasoline	(70,328)	(64,596)	(65,018)	(61,615)
Kerosine	(8,952)	(9,579)	(9,973)	(11,084)
Diesel and other	(46,542)	(42,006)	(38,519)	(40,704)
United Kingdom	117,187	105,013	78,195	103,835
Gasoline	30,389	28,491	21,005	29,272
Kerosine	15,587	16,853	10,765	12,541
Diesel and home heating oils	38,572	35,867	26,496	37,303
Residuals	11,786	10,068	7,414	9,696
LPG and other	20,853	13,734	12,515	15,023

Unit margins per barrel:
United States refining[1]	$0.23	0.22	(0.68)	1.03
United Kingdom refining and marketing	(1.84)	(0.78)	(1.75)	0.15

United States retail marketing:
Fuel margin per gallon[2]	$0.137	0.133	0.128	$0.088
Gallons sold per store month	313,140	320,460	307,276	312,597
Merchandise sales revenue per store month	$161,352	147,753	152,875	134,497
Merchandise margin as a percentage of merchandise sales	13.5%	12.2%	13.0%	12.8%
Store count at end of period (Company operated)	1,083	1,037	1,083	1,037

[1]	Represents refinery sales realizations less cost of crude and other feedstocks and refinery operating and depreciation expenses.
[2]	Represents net sales prices for fuel less purchased cost of fuel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Corporate

Corporate activities, which include interest income and expense, foreign exchange effects, and corporate overhead not allocated to operating functions, had net costs of $34.5 million in the 2010 third quarter compared to net costs of $32.4 million in the third quarter of 2009. The 2010 results of corporate activities were unfavorable to 2009 primarily due to higher administrative costs, mostly associated with staff compensation expense. Net after-tax losses on transactions denominated in foreign currencies in the current quarter were $15.8 million compared to net losses of $17.0 million in the comparable 2009 period.

For the first nine months of 2010, corporate activities reflected net costs of $133.5 million compared to net costs of $7.5 million a year ago. Nine-month corporate costs in 2010 were significantly unfavorable to 2009 primarily related to the effects of transactions denominated in foreign currencies, and higher expenses for interest and administration. Total after-tax losses for foreign currency transactions were $58.8 million in the 2010 period compared to net benefits of $42.7 million in the first nine months of 2009. Net interest expense was unfavorable in 2010 compared to 2009 due to higher average levels of borrowed funds and lower levels of interest capitalized to oil and gas development projects. Administrative expense was also higher in 2010 mostly associated with increased employee compensation costs.

Financial Condition

Net cash provided by operating activities was $2.20 billion for the first nine months of 2010 compared to $1.19 billion during the same period in 2009. Changes in operating working capital other than cash and cash equivalents provided cash of $417.2 million in the first nine months of 2010, but used cash of $139.0 million in the first nine months of 2009. Cash generated from working capital changes in the 2010 period included a $244.4 million recovery of U.S. federal royalties paid in prior years on oil and natural gas production in the Gulf of Mexico. Cash of $2.01 billion in the 2010 period and $1.38 billion in 2009 was generated from maturity of Canadian government securities that had maturity dates greater than 90 days at acquisition.

Significant uses of cash in both years were for dividends, which totaled $148.4 million in 2010 and $143.0 million in 2009, and for property additions and dry holes, which including amounts expensed, were $1.61 billion and $1.54 billion in the nine-month periods ended September 30, 2010 and 2009, respectively. Also, the purchase of Canadian government securities with maturity dates greater than 90 days at acquisition used cash of $1.86 billion in the 2010 period and $1.76 billion in the 2009 period. Effective with the third quarter 2010, the Company’s annualized dividend rate was raised from $1.00 to $1.10 per share.

Total accrual basis capital expenditures for continuing operations were as follows:

	Nine months Ended September 30,
(Millions of dollars)	2010	2009
Capital Expenditures – Continuing operations
Exploration and production	$1,460.7	1,442.8
Refining and marketing	294.9	179.3
Corporate and other	4.5	2.0

Total capital expenditures – continuing operations	1,760.1	1,624.1

A reconciliation of property additions and dry hole costs in the consolidated statements of cash flows to total capital expenditures follows.

	Nine months Ended September 30,
(Millions of dollars)	2010	2009
Property additions and dry hole costs per cash flow statements	$1,611.7	1,542.0
Geophysical and other exploration expenses	69.7	33.3
Capital expenditure accrual changes	78.7	48.8

Total capital expenditures – continuing operations	1,760.1	1,624.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Financial Condition (Contd.)

Working capital (total current assets less total current liabilities) at September 30, 2010 was $705.2 million, a decrease of $488.9 million from December 31, 2009. This level of working capital does not fully reflect the Company’s liquidity position because the lower historical costs assigned to inventories under last-in first-out accounting were $612.1 million below fair value at September 30, 2010.

At September 30, 2010, long-term notes payable of $1,024.3 million had decreased in total by $328.8 million compared to December 31, 2009. A summary of capital employed at September 30, 2010 and December 31, 2009 follows.

(Millions of dollars)	Sept. 30, 2010		Dec. 31, 2009
	Amount	%	Amount	%
Capital employed
Long-term debt	$1,024.3	11.4	1,353.2	15.6
Stockholders’ equity	7,966.9	88.6	7,346.0	84.4

Total capital employed	$8,991.2	100.0	8,699.2	100.0

The Company’s ratio of earnings to fixed charges was 18.3 to 1 for the nine-month period ended September 30, 2010.

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

Outlook

Average West Texas Intermediate crude oil prices in October 2010 averaged over $80 per barrel, which was about $5 per barrel above the third quarter 2010 average price. The Company expects its oil and natural gas production to average about 198,000 barrels of oil equivalent per day in the fourth quarter 2010. U.S. retail marketing margins have fallen in October versus the average margins achieved in the third quarter 2010. Additionally, margins remained under pressure during October at the Company’s refineries. The Company currently anticipates total capital expenditures for the full year 2010 to be approximately $2.6 billion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with interest rates, prices of crude oil, natural gas and petroleum products, and foreign currency exchange rates. As described in Note J to this Form 10-Q report, Murphy periodically uses derivative commodity and financial instruments to manage risks associated with existing or anticipated transactions. There were short-term commodity derivative contracts in place at September 30, 2010 to hedge the value of about 0.9 million barrels of crude oil and 0.4 million barrels of intermediate products at the Company’s refineries. Additionally, on this date the Company had open fixed-price corn purchase commitments of approximately 5.3 million bushels of corn expected to be purchased and processed at the Company’s ethanol production facility. The Company also had open derivative contracts at that date to sell an equivalent amount of corn at these fixed prices and buy it back at future prices in effect at the time the corn is actually purchased. A 10% increase in the respective benchmark price of these commodities would have reduced the recorded asset associated with these derivative contracts by approximately $10.2 million, while a 10% decrease would have increased the recorded asset by a similar amount. Changes in the fair value of the Company’s derivative contracts generally offset the changes in the value for an equivalent volume of these feedstocks.

There were short-term derivative foreign exchange contracts in place at September 30, 2010 to hedge the value of the U.S. dollars against two foreign currencies. A 10% strengthening of the U.S. dollar against these foreign currencies would have reduced the recorded net asset associated with these contracts by approximately $25.1 million, while a 10% weakening of the U.S. dollar would have increased the recorded net asset by approximately $34.3 million. Changes in the fair value of these derivative contracts generally offset the financial statement impact of an equivalent volume of foreign currency exposures associated with other assets and/or liabilities.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In April 2010, a drilling accident and subsequent oil spill occurred in the Gulf of Mexico at a property owned by other companies. The U.S. government declared a moratorium on drilling in the Gulf of Mexico after this accident. The moratorium forced the Company to defer planned exploration drilling in the Gulf of Mexico. In October 2010, the U.S. government lifted the moratorium on drilling in the Gulf of Mexico. However, it is unclear how new government regulations will impact the issuance of permits to drill in the Gulf. New government regulations covering offshore drilling operations may lead to higher costs for future drilling operations and delays for approval of drilling permits. Additionally, the Company could face higher costs for offshore insurance. The Company is unable to predict when it will be able to resume drilling operations in the Gulf of Mexico and how new regulations and any associated higher costs will ultimately impact its U.S. and worldwide operations.

The existing 45-cent per gallon federal excise tax credit earned on ethanol blended with gasoline in the U.S. is scheduled to expire at December 31, 2010. The U.S. government is considering whether to extend this or similar credits in 2011 and beyond. The elimination or significant reduction of the ethanol credit could have a detrimental effect on the Company’s U.S. fuel business. The Company cannot predict at this time how ethanol credits will be altered beginning in 2011, and whether any such change will materially affect its operations in future periods.

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
John W. Eckart, Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer)

November 5, 2010

(Date)

EXHIBIT INDEX

Exhibit No.

12.1*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase

*	This exhibit is incorporated by reference within this Form 10-Q.

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