Form 10-K/A
period 2011-12-31
MURPHY OIL CORP /DE
filed 2012-03-16
CIK 717423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Number of shares of Common Stock, $1.00 Par Value, outstanding at January 31, 2012 was 193,877,158.

Documents incorporated by reference:

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 9, 2012 have been incorporated by reference in Part III of the Registrant’s Form 10-K filed on February 28, 2012.

MURPHY OIL CORPORATION

TABLE OF CONTENTS – 2011 FORM 10-K/A

		Page Number

Explanatory Note		1
	PART I

Item 1.	Business	2

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	17

Signatures		18

i

Explanatory Note

Murphy Oil Corporation (“Murphy” or “the Company”) is filing this Amendment No. 1 (“Amendment”) on Form 10-K/A to its Annual Report on Form 10-K (“Original Filing”) for the fiscal year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2012, to reflect a correction to “Item 1. Business” for the Company’s anticipated 2012 natural gas production in the Eagle Ford Shale area of South Texas. The Original Filing, in the last paragraph of page 2, described the anticipated 2012 Eagle Ford natural gas production to be 20 billion cubic feet per day, but rather should have read 20 million cubic feet per day. This referenced paragraph (now included on page 3 of this Amendment) has been revised to reflect this correction.

Other than the referenced item in the preceding paragraph, this Amendment does not revise, restate or update other disclosures presented in the Original Filing, including the consolidated financial statements. Accordingly, this Amendment should be read in conjunction with Murphy’s Original Filing.

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

The information appearing in the 2011 Annual Report to Security Holders (2011 Annual Report) was incorporated in the Company’s Form 10-K report, filed on February 28, 2012, as Exhibit 13 and was deemed to be filed as part of the Form 10-K report as indicated under Items 1, 2 and 7 thereof.

In addition to the following information about each business activity, data about Murphy’s operations, properties and business segments, including revenues by class of products and financial information by geographic area, were provided on pages 24 through 46, F-17 and F-18, F-46 through F-52 and F-54 of the Company’s Form 10-K report filed on February 28, 2012, and on pages 5 and 6 of the 2011 Annual Report.

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

The Company has acquired rights to significant acreage in South Texas in the Eagle Ford Shale unconventional oil and gas play. The Company has eight active drilling rigs in the Eagle Ford in early 2012, with plans to exit 2012 with ten to twelve rigs in operation. Current plans are to drill approximately 130 wells in the play in 2012. The Company is primarily concentrating drilling efforts in the areas of the Eagle Ford where oil is the primary hydrocarbon produced. Lower natural gas price realization has caused the Company’s drilling in the gas-prone areas to be limited to acreage where drilling is necessary to retain leases. Totals for 2011 oil and natural gas production in the Eagle Ford area were approximately 3,200 barrels per day and 3.3 MMCF per day, respectively. Due to ongoing drilling and infrastructure development activities, 2012 production is expected to be approximately 12,000 barrels of oil per day and 20 million cubic feet of natural gas per day. At December 31, 2011, the Company’s proved reserves in the Eagle Ford Shale area totaled 35.7 million barrels of oil and 38.2 billion cubic feet of natural gas. Total proved U.S. oil and natural gas reserves at December 31, 2011 were 55.3 million barrels and 98.4 billion cubic feet, respectively.

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

Murphy Oil’s Reserves Processes and Policies

The Company employs a General Manager of Corporate Reserves (General Manager) who is independent of the Company’s oil and gas management. The General Manager reports to an Executive Vice President of Murphy Oil Corporation, who in turn reports directly to the President of the Company. The General Manager makes presentations to the Board of Directors periodically about the Company’s reserves. The General Manager reviews and discusses reserves estimates directly with the Company’s reservoir engineering staff in order to make every effort to ensure compliance with the rules and regulations of the SEC and industry. The General Manager coordinates and oversees reserves audits. These audits are performed annually and target coverage of approximately one-third of Company reserves each year. The audits are performed by the General Manager and qualified engineering staff from areas of the Company other than the area being audited. The General Manager may also utilize qualified independent reserves consultants to assist with the internal audits or to perform separate audits as considered appropriate. On occasion, the Company may use independent reserves consultants to determine its proved reserves reported in Form 10-K. At December 31, 2011, the Company utilized Ryder Scott Company, L.P., an independent petroleum engineering company, to prepare estimated proved oil and natural gas reserves for the Eagle Ford Shale area in South Texas and the United Kingdom. The total estimated proved reserves prepared by Ryder Scott represented 16% of the Company’s total proved oil reserves and 5% of the total proved natural gas reserves as of December 31, 2011. Ryder Scott’s report, including a description of their engineer’s technical qualifications for estimating reserves, was included as Exhibit 99.6 to the Annual Report on Form 10-K filed on February 28, 2012.

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

More information regarding Murphy’s estimated quantities of proved oil and gas reserves for the last three years was presented by geographic area on pages F-48 and F-49 of the Form 10-K report filed February 28, 2012. Murphy has not filed and is not required to file any estimates of its total proved oil or gas reserves on a recurring basis with any federal or foreign governmental regulatory authority or agency other than the U.S. Securities and Exchange Commission. Annually, Murphy reports gross reserves of properties operated in the United States to the U.S. Department of Energy; such reserves are derived from the same data from which estimated proved reserves of such properties are determined.

Crude oil, condensate and gas liquids production and sales, and natural gas sales by geographic area with weighted average sales prices for each of the seven years ended December 31, 2011 are shown on page 5 of the 2011 Annual Report. In 2011, the Company’s production of oil and natural gas represented approximately 0.1% of worldwide totals.

Production expenses for the last three years in U.S. dollars per equivalent barrel were discussed beginning on page 33 of the Form 10-K report filed on February 28, 2012. For purposes of these computations, natural gas sales volumes are converted to equivalent barrels of oil using a ratio of six MCF of natural gas to one barrel of oil.

Supplemental disclosures relating to oil and gas producing activities were reported on pages F-46 through F-54 of the Form 10-K report filed on February 28, 2012.

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

A statistical summary of key operating and financial indicators for each of the seven years ended December 31, 2011 are reported on page 6 of the 2011 Annual Report filed as an exhibit to Form 10-K on February 28, 2012.

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

Further information on environmental matters and their impact on Murphy are contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 41 through 46 on Form 10-K filed on February 28, 2012.

Web site Access to SEC Reports

Our Internet Web site address is http://www.murphyoilcorp.com. Information contained on our Web site is not part of the report on Form 10-K.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements – The consolidated financial statements of Murphy Oil Corporation and consolidated subsidiaries were located or began on pages F-1 through F-55 of the Form 10-K report filed on February 28, 2012.

2. Financial Statement Schedules – Schedule II – Valuation Accounts and Reserves was located at page F-56 of the Form 10-K report filed on February 28, 2012.

All other financial statement schedules were omitted because either they are not applicable or the required information was included in the consolidated financial statements or notes thereto.

3.	Exhibits – The following is an index of exhibits that are hereby filed. Exhibits other than these have been omitted since they either are not required or are not applicable to this Amendment.

Exhibit No.	Incorporated by Reference to

31.1	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY OIL CORPORATION

By	/s/ KEVIN G. FITZGERALD	Date:	March 16, 2012
Kevin G. Fitzgerald Executive Vice President and Chief Financial Officer