Form 10-Q
period 2013-09-30
MURPHY OIL CORP /DE
filed 2013-11-06
CIK 717423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of Common Stock, $1.00 par value, outstanding at September 30, 2013 was 186,982,610.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

	(Unaudited)
	Sept. 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,033,937	947,316
Canadian government securities with maturities greater than 90 days at the date of acquisition	289,793	115,603
Accounts receivable, less allowance for doubtful accounts of $2,051 in 2013 and $6,697 in 2012	1,387,986	1,853,364
Inventories, at lower of cost or market
Crude oil	189,505	226,541
Finished products	126,770	266,307
Materials and supplies	311,558	259,462
Prepaid expenses	371,213	335,831
Deferred income taxes	60,044	89,040
Assets held for sale	0	15,119

Total current assets	3,770,806	4,108,583
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $8,660,920 in 2013 and $8,138,587 in 2012	13,543,554	13,011,606
Goodwill	41,482	43,103
Deferred charges and other assets	135,244	151,183
Assets held for sale	0	208,168

Total assets	$17,491,086	17,522,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$21,782	46
Accounts payable and accrued liabilities	2,769,454	3,141,717
Income taxes payable	392,990	219,847
Liabilities associated with assets held for sale	0	47,471

Total current liabilities	3,184,226	3,409,081
Long-term debt	2,583,210	2,245,201
Deferred income taxes	1,501,391	1,544,336
Asset retirement obligations	818,433	724,273
Deferred credits and other liabilities	485,780	516,540
Liabilities associated with assets held for sale	0	141,177
Stockholders’ equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	0	0
Common Stock, par $1.00, authorized 450,000,000 shares, issued 194,861,200 shares in 2013 and 194,616,470 shares in 2012	194,861	194,616
Capital in excess of par value	894,600	873,934
Retained earnings	8,035,049	7,717,389
Accumulated other comprehensive income	278,960	408,901
Treasury stock, 7,878,590 shares of Common Stock in 2013 and 3,975,153 shares of Common Stock in 2012, at cost	(485,424)	(252,805)

Total stockholders’ equity	8,918,046	8,942,035

Total liabilities and stockholders’ equity	$17,491,086	17,522,643

See Notes to Consolidated Financial Statements, page 7.

The Exhibit Index is on page 34.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012*	2013	2012*
REVENUES
Sales and other operating revenues	$2,904,791	2,655,356	8,276,488	7,979,649
Loss on sale of assets	(34)	(120)	(320)	(69)
Interest and other income (expense)	53,100	(8,508)	61,722	5,407

Total revenues	2,957,857	2,646,728	8,337,890	7,984,987

COSTS AND EXPENSES
Crude oil and product purchases	1,459,649	1,445,983	4,039,634	4,358,893
Operating expenses	355,004	340,813	1,134,710	1,009,663
Exploration expenses, including undeveloped lease amortization	147,845	94,063	345,110	243,714
Selling and general expenses	106,102	66,143	285,108	197,008
Depreciation, depletion and amortization	406,565	311,255	1,174,500	916,937
Impairment of properties	0	0	21,587	0
Accretion of asset retirement obligations	12,539	9,760	36,396	28,316
Interest expense	33,535	12,941	90,156	36,278
Interest capitalized	(13,011)	(11,461)	(40,877)	(27,360)

Total costs and expenses	2,508,228	2,269,497	7,086,324	6,763,449

Income from continuing operations before income taxes	449,629	377,231	1,251,566	1,221,538
Income tax expense	197,514	165,551	566,646	503,252

Income from continuing operations	252,115	211,680	684,920	718,286
Income from discontinued operations, net of taxes	32,694	15,001	363,132	93,903

NET INCOME	$284,809	226,681	1,048,052	812,189

INCOME PER COMMON SHARE – BASIC
Income from continuing operations	$1.35	1.09	3.63	3.70
Income from discontinued operations	0.17	0.08	1.92	0.48

Net income	$1.52	1.17	5.55	4.18

INCOME PER COMMON SHARE – DILUTED
Income from continuing operations	$1.34	1.08	3.60	3.69
Income from discontinued operations	0.17	0.08	1.91	0.48

Net income	$1.51	1.16	5.51	4.17

Average common shares outstanding
Basic	186,938,328	194,290,277	188,914,000	194,126,104
Diluted	188,337,511	195,057,952	190,245,166	194,874,572

*	Reclassified to conform to current presentation.

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$284,809	226,681	1,048,052	812,189
Other comprehensive income (loss), net of tax
Net gain (loss) from foreign currency translation	95,065	127,142	(139,943)	142,844
Retirement and postretirement benefit plan amounts reclassified to net income	1,279	2,121	8,549	7,793
Deferred loss on interest rate hedges:
Increase in deferred loss associated with contract revaluation and settlement	0	0	0	(2,407)
Amount of loss reclassified to interest expense in consolidated statements of income	483	484	1,453	724

COMPREHENSIVE INCOME	$381,636	356,428	918,111	961,143

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2013	2012[1]
OPERATING ACTIVITIES
Net income	$1,048,052	812,189
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(363,132)	(93,905)
Depreciation, depletion and amortization	1,174,500	916,937
Impairment of assets	21,587	—
Amortization of deferred major repair costs	17,353	16,366
Expenditures for asset retirements	(24,408)	(22,949)
Dry hole costs	160,540	89,645
Amortization of undeveloped leases	53,287	107,151
Accretion of asset retirement obligations	36,396	28,316
Deferred and noncurrent income tax charges	133,725	163,995
Pretax loss from disposition of assets	320	69
Net (increase) decrease in noncash operating working capital	223,981	(252,134)
Other operating activities, net	(3,749)	120,862

Net cash provided by continuing operations	2,478,452	1,886,542
Net cash provided by discontinued operations	200,064	214,685

Net cash provided by operating activities	2,678,516	2,101,227

INVESTING ACTIVITIES
Property additions and dry hole costs[2]	(2,719,911)	(2,156,616)
Proceeds from sales of assets	1,375	194
Purchase of investment securities[3]	(670,615)	(1,360,746)
Proceeds from maturity of investment securities[3]	496,425	1,401,235
Expenditures for major repairs	(11,821)	(10,508)
Investing activities of discontinued operations:
Sales proceeds	282,202	0
Other	(129,648)	(112,640)
Other, net	6,123	8,898

Net cash required by investing activities	(2,745,870)	(2,230,183)

FINANCING ACTIVITIES
Borrowings of long-term debt[2]	0	934,899
Maturities of notes payable	0	(350,000)
Purchase of treasury stock	(250,000)	0
Proceeds from exercise of stock options and employee stock purchase plans	2,778	11,138
Excess tax benefits related to exercise of stock options	283	1,957
Withholding tax on stock-based incentive awards	(12,713)	(3,522)
Issue cost of notes payable and debt facility	(3,317)	(4,285)
Cash dividends paid	(177,805)	(167,520)
Separation of retail business:
Cash distributed to Murphy Oil by Murphy USA	650,000	0
Cash held and retained by Murphy USA upon separation	(55,506)	0

Net cash provided by financing activities	153,720	422,667

Effect of exchange rate changes on cash and cash equivalents	255	9,110

Net increase in cash and cash equivalents	86,621	302,821
Cash and cash equivalents at January 1	947,316	513,873

Cash and cash equivalents at September 30	$1,033,937	816,694

[1]	Reclassified to conform to current presentation.
[2]	Excludes non-cash asset and long-term obligation of $354,818 in 2013 associated with lease commencement for production equipment at the Kakap field offshore Malaysia.
[3]	Investments are Canadian government securities with maturities greater than 90 days at the date of acquisition.

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2013	2012
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	0	0

Common Stock – par $1.00, authorized 450,000,000 shares, issued 194,861,200 at September 30, 2013 and 194,452,935 shares at September 30, 2012
Balance at beginning of period	$194,616	193,909
Exercise of stock options	245	320
Awarded restricted stock	0	224

Balance at end of period	194,861	194,453

Capital in Excess of Par Value
Balance at beginning of period	873,934	817,974
Exercise of stock options, including income tax benefits	1,194	12,020
Restricted stock transactions and other	(24,485)	(5,257)
Stock-based compensation	44,079	33,842
Sale of stock under employee stock purchase plans	0	1,735
Other	(122)	0

Balance at end of period	894,600	860,314

Retained Earnings
Balance at beginning of period	7,717,389	7,460,942
Net income for the period	1,048,052	812,189
Cash dividends	(177,805)	(167,520)
Distribution of common stock of Murphy USA Inc. to shareholders	(552,587)	0

Balance at end of period	8,035,049	8,105,611

Accumulated Other Comprehensive Income
Balance at beginning of period	408,901	310,420
Foreign currency translation gains, net of income taxes	(139,943)	142,844
Retirement and postretirement benefit plan adjustments, net of income taxes	8,549	7,793
Change in deferred loss on interest rate hedges, net of income taxes	1,453	(1,683)

Balance at end of period	278,960	459,374

Treasury Stock
Balance at beginning of period	(252,805)	(4,848)
Purchase of treasury shares	(250,000)	0
Sale of stock under employee stock purchase plans	836	1,854
Awarded restricted stock, net of forfeitures	16,545	0

Balance at end of period	(485,424)	(2,994)

Total Stockholders’ Equity	$8,918,046	9,616,758

See notes to consolidated financial statements, page 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 2 through 6 of this Form 10-Q report.

Note A – Interim Financial Statements

The consolidated financial statements of the Company presented herein have not been audited by independent auditors, except for the Consolidated Balance Sheet at December 31, 2012. In the opinion of Murphy’s management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at September 30, 2013, and the results of operations, cash flows and changes in stockholders’ equity for the three-month and nine-month periods ended September 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States. In preparing the financial statements of the Company in conformity with accounting principles generally accepted in the United States, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2012 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of future results.

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

At September 30, 2013, the Company had total capitalized exploratory well costs pending the determination of proved reserves of $421.0 million. The following table reflects the net changes in capitalized exploratory well costs during the nine-month periods ended September 30, 2013 and 2012.

(Thousands of dollars)	2013	2012
Beginning balance at January 1	$445,697	556,412
Additions pending the determination of proved reserves	28,168	143,863
Reclassifications to proved properties based on the determination of proved reserves	(52,865)	(76,633)
Capitalized exploratory well costs charged to expense	0	(51,866)

Balance at September 30	$421,000	571,776

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed for each individual well and the number of projects for which exploratory well costs have been capitalized. The projects are aged based on the last well drilled in the project.

	September 30,
	2013			2012
(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$36,424	2	2	$82,521	8	5
One to two years	51,444	6	0	90,390	7	3
Two to three years	35,504	3	3	114,532	6	1
Three years or more	297,628	27	5	284,333	26	6

	$421,000	38	10	$571,776	47	15

Of the $384.6 million of exploratory well costs capitalized more than one year at September 30, 2013, $262.1 million is in Malaysia, $115.9 million is in the U.S. and $6.6 million is in Brunei. In Malaysia either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion. In the U.S. drilling and development operations are planned. In Brunei field development plans are being prepared by the operator.

See also Note E for discussion regarding a capital lease of production equipment at the Kakap field.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note C – Inventories

Inventories are carried at the lower of cost or market. The cost of crude oil and finished products is predominantly determined on the last-in, first-out (LIFO) method. At September 30, 2013 and December 31, 2012, the carrying value of inventories under the LIFO method was $285.9 million and $571.2 million, respectively, less than such inventories would have been valued using the first-in, first-out (FIFO) method.

Note D – Discontinued Operations

The Company sold its oil and gas assets in the United Kingdom during 2013. After-tax gains on sale of the assets were $216.2 million in the nine-months ended September 30, 2013. The Company has accounted for these U.K. upstream operations as discontinued operations in its consolidated financial statements for all periods presented.

In addition, the Company completed the spin-off of its U.S. retail marketing business on August 30, 2013. The spin-off was effected through a distribution of all shares of Murphy USA Inc. (MUSA) at a rate of one share of MUSA for every four shares of the Company held. Immediately prior to the spin-off, MUSA paid a cash dividend of $650.0 million to the Company. MUSA is now a separate, publicly owned company. The Company has accounted for these U.S. retail operations as discontinued operations for all periods presented.

The results of operations associated with these discontinued operations for the three-month and nine-month periods ended September 30, 2013 and 2012 were as follows:

	Three-Months		Nine-Months
	Ended September 30,		Ended September 30,
(Thousands of dollars)	2013	2012	2013	2012
Revenues	$2,963,739	4,507,328	11,686,213	13,353,927

Income before income taxes, including pretax gain on disposals of $130,568 during the nine-month periods in 2013	$52,371	40,039	381,941	184,105
Income tax expense	19,677	25,038	18,809	90,202

Income from discontinued operations	$32,694	15,001	363,132	93,903

In July 2012, the United Kingdom enacted tax changes that limited tax relief on oil and gas decommissioning costs to 50%, a reduction from the 62% tax relief previously allowed for these costs. This tax rate change led to a net increase in tax expense of discontinued operations of $5.5 million in the three-month and nine-month periods of 2012.

The Company has previously announced that its Board of Directors had approved plans to exit the U.K. refining and marketing business. These operations are presented as the U.K. refining and marketing segment in Note P. The sale process for the U.K. downstream assets continues in 2013. Based on current market conditions, it is possible that the Company could incur a loss when the U.K. downstream assets are sold. If the sale of the U.K. downstream assets continues to progress, the results of these operations are likely to be presented as discontinued operations beginning in a future period.

Note E – Financing Arrangements and Debt

In May 2013, the Company increased the capacity of its committed credit facility to $2.0 billion, and it extended the facility for one year such that it now expires in June 2017. Borrowings under the facility continue to bear interest at 1.25% above LIBOR based on the Company’s current credit rating as of September 30, 2013. In addition, facility fees of 0.25% are charged on the full $2.0 billion commitment. The Company also has a shelf registration statement on file with the U.S. Securities and Exchange Commission that permits the offer and sale of debt and/or equity securities through October 2015.

During June 2013, the Company and its partners entered into a 25-year lease of production equipment at the Kakap field offshore Malaysia. The lease has been accounted for as a capital lease, and payments under the agreement are to be made over a 15-year period through June 2028. The original lease asset, which was recorded in Property, Plant and Equipment, and the associated debt obligation, which was recorded in Current Maturities of Long-Term Debt and Long-Term Debt, amounted to $354.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note F – Cash Flow Disclosures

Additional disclosures regarding cash flow activities are provided below.

	Nine Months
	Ended September 30,
(Thousands of dollars)	2013	2012
Net (increase) decrease in operating working capital other than cash and cash equivalents (from continuing operations):
(Increase) decrease in accounts receivable	$(60,558)	94,145
Increase in inventories	(92,916)	(156,973)
Increase in prepaid expenses	(53,554)	(141,267)
Decrease in deferred income tax assets	41,714	35,277
Increase (decrease) in accounts payable and accrued liabilities	199,301	(131,701)
Increase in current income tax liabilities	189,994	48,385

Total	$223,981	(252,134)

Supplementary disclosures (including discontinued operations):
Cash income taxes paid	$323,965	414,676
Interest paid, net of amounts capitalized	16,063	1,077

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

Effective with the spin-off of the Company’s former U.S. retail marketing operation (MUSA) on August 30, 2013, significant modifications were made to the U.S. defined benefit pension plan. Certain employees’ benefits under the U.S. plan were frozen at that time. No further benefit service will accrue for the affected employees, however, the plan will recognize future compensation increases after the spin-off. In addition, all previously unvested benefits became fully vested at the spin-off date. For those affected active employees of the Company, additional U.S. retirement plan benefits will accrue in future periods under a cash balance formula. Upon the spin-off of MUSA, the Company retained all vested pension defined benefit and other postretirement benefit obligations associated with current and former employees of this business. No additional benefit will accrue for employees of MUSA under the Company’s retirement plan after the spin-off date.

The Company also sponsors health care and life insurance benefit plans, which are not funded, that cover most active and retired U.S. employees. Additionally, most U.S. retired employees are covered by a life insurance benefit plan. The health care benefits are contributory; the life insurance benefits are noncontributory.

The table that follows provides the components of net periodic benefit expense for the three-month and nine-month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,
			Other
	Pension Benefits		Postretirement Benefits
(Thousands of dollars)	2013	2012	2013	2012
Service cost	$7,252	6,030	1,232	1,049
Interest cost	8,450	7,549	1,352	1,342
Expected return on plan assets	(8,257)	(6,520)	0	0
Amortization of prior service cost	262	313	(35)	(42)
Amortization of transitional asset	125	112	2	2
Recognized actuarial loss	4,591	3,846	391	453
Special termination benefits	849	0	0	0
Curtailments	1,366	0	(443)	0

Net periodic benefit expense	$14,638	11,330	2,499	2,804

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note G – Employee and Retiree Benefit Plans (Contd.)

	Nine Months Ended September 30,
			Other
	Pension Benefits		Postretirement Benefits
(Thousands of dollars)	2013	2012	2013	2012
Service cost	$21,949	17,953	3,629	3,139
Interest cost	22,581	22,386	3,865	4,133
Expected return on plan assets	(21,526)	(19,345)	0	0
Amortization of prior service cost	841	938	(121)	(131)
Amortization of transitional asset	366	339	6	6
Recognized actuarial loss	12,882	11,460	1,321	1,394
Special termination benefits	849	6,170	0	0
Curtailments	1,366	0	(443)	0

Net periodic benefit expense	$39,308	39,901	8,257	8,541

During the nine-month period ended September 30, 2013, the Company made contributions of $41.2 million to its defined benefit pension and postretirement benefit plans. Remaining funding in 2013 for the Company’s defined benefit pension and postretirement plans is anticipated to be $7.3 million.

In March 2010, the United States Congress enacted a health care reform law. Along with other provisions, the law (a) eliminates the tax free status of federal subsidies to companies with qualified retiree prescription drug plans that are actuarially equivalent to Medicare Part D plans beginning in 2013; (b) imposes a 40% excise tax on high-cost health plans as defined in the law beginning in 2018; (c) eliminated lifetime or annual coverage limits and required coverage for preventative health services beginning in September 2010; and (d) imposed a fee of $2 (subsequently adjusted for inflation) for each person covered by a health insurance policy beginning in September 2010. The Company provides a health care benefit plan to eligible U.S. employees and eligible U.S. retired employees. The law did not significantly affect the Company’s Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 and the Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2013 and 2012. The Company continues to evaluate the various components of the law as further guidance is issued and cannot predict with certainty all the ways it may impact the Company. However, based on the information available to date, the Company currently believes that the health care reform law will not have a material effect on its financial condition, net income or cash flow in future periods.

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

During 2013, the Committee has granted stock options for 1,320,176 shares at exercise prices ranging between $60.015 and $70.725 per share. The Black-Scholes valuation for these awards was between $15.81 and $20.62 per option. The Committee also granted 496,076 performance-based restricted stock units during 2013. The fair value of the performance-based restricted stock units, using a Monte Carlo valuation model, ranged from $39.50 to $68.01 per unit. Additionally, on February 5, 2013, the Committee granted 851,000 stock appreciation rights (SAR) and 93,200 units of restricted stock-cash (RSU-C) to certain employees. The SAR and RSU-C are to be settled in cash, net of applicable income taxes, and are accounted for as liability-type awards. The initial fair values of these SAR were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note H – Incentive Plans (Contd.)

equivalent to the stock options granted, while the initial value of RSU-C were equivalent to restricted stock units granted. During 2013, the Committee granted 38,184 shares of time-based restricted stock units to the Company’s Directors under the Non-employee Director Plan. These shares vest on the third anniversary of the date of grant. The fair value of these awards was estimated based on the fair market value of the Company’s stock on the date of grant, which ranged between $60.30 and $69.67 per share. During 2013, the Committee also granted 25,000 shares of time-based restricted stock units that vest on January 2, 2014 to a former executive officer. The fair value of this award was estimated based on the fair market value of the Company’s stock on the date of grant, which was $69.67 per share.

Cash received from options exercised under all share-based payment arrangements for the nine-month periods ended September 30, 2013 and 2012 was $2.8 million and $11.1 million, respectively. The actual income tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $6.3 million and $3.3 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

Amounts recognized in the financial statements with respect to share-based plans are as follows:

	Nine Months Ended September 30,
(Thousands of dollars)	2013	2012
Compensation charged against income before tax benefit	$51,085	33,952
Related income tax benefit recognized in income	9,494	8,007

Note I – Earnings per Share

Net income was used as the numerator in computing both basic and diluted income per Common share for the three-month and nine-month periods ended September 30, 2013 and 2012. The following table reconciles the weighted-average shares outstanding used for these computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Weighted-average shares)	2013	2012	2013	2012
Basic method	186,938,328	194,290,277	188,914,000	194,126,104
Dilutive stock options and restricted stock units	1,399,183	767,675	1,331,166	748,468

Diluted method	188,337,511	195,057,952	190,245,166	194,874,572

The following table reflects certain options to purchase shares of common stock that were outstanding during the 2013 and 2012 periods but were not included in the computation of diluted EPS above because the incremental shares from assumed conversion were antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Antidilutive stock options excluded from diluted shares	1,165,464	3,538,507	941,155	3,276,850
Weighted average price of these options	$54.56	$63.83	$54.40	$65.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note J – Income Taxes

The Company’s effective income tax rate generally exceeds the statutory U.S. tax rate of 35%. The effective tax rate is calculated as the amount of income tax expense divided by income before income tax expense. For the three-month and nine-month periods in 2013 and 2012, the Company’s effective income tax rates were as follows:

	2013	2012
Three months ended September 30	43.9%	43.9%
Nine months ended September 30	45.3%	41.2%

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

The Company recognized a $13.7 million tax benefit during the third quarter 2013 related to a previously recorded U.S. tax liability that was written back into net income due to the passage of time.

The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities. These audits often take years to complete and settle. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters. As of September 30, 2013, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: United States – 2010; Canada – 2007; United Kingdom – 2011; and Malaysia – 2006.

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

Commodity Purchase Price Risks

The Company is subject to commodity price risk related to the sales price for crude oil and natural gas it produces worldwide. To manage a portion of this risk, the Company has entered into a series of West Texas Intermediate (WTI) crude oil price swap financial contracts to hedge a portion of its Eagle Ford Shale production from October 2013 through September 2014. Under these contracts, which mature monthly, the Company will pay the average monthly price in effect and will receive the fixed contract prices. WTI open contracts were as follows:

Dates	Volumes (barrels per day)	Swap Prices
October – December 2013	10,000	$101.55 per barrel
January – March 2014	20,000	$98.47 per barrel
April – June 2014	20,000	$96.48 per barrel
July – September 2014	6,000	$95.27 per barrel

In addition, the Company has entered into crude oil swap contracts to hedge about 1,500 barrels per day of Seal heavy oil production during the fourth quarter 2013. The estimated netback price of these contracts is $55.05 per barrel.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note K – Financial Instruments and Risk Management (Contd.)

The impact of marking to market these commodity derivative contracts increased income from continuing operations before taxes by $1.6 million during the nine months ended September 30, 2013.

The Company’s former U.S. retail marketing subsidiary had ethanol production operations that were subject to commodity price risk related to corn that it purchased for feedstock and also had price risk related to wet and dried distillers grain with solubles that it sold. In 2013 and 2012, the former subsidiary had physical delivery commitment contracts for purchases of corn at fixed prices and had physical delivery commitment contracts for sale of wet and dried distillers gain with solubles at fixed prices. To address the risks associated with these fixed price physical delivery contracts, certain of those contracts were hedged with derivative contracts. The effects of these physical delivery and associated derivative contracts increased income from discontinued operations before taxes by $1.6 million in the nine-month period ended September 30, 2013, and reduced income from discontinued operations before taxes by $38.0 million in the nine-month period ended September 30, 2012.

Foreign Currency Exchange Risks

The Company is subject to foreign currency exchange risk associated with operations in countries outside the United States. Short-term derivative instruments were outstanding at September 30, 2013 and 2012 to manage the risk of certain future income taxes that are payable in Malaysian ringgits. The equivalent U.S. dollar values of Malaysian ringgit derivative contracts open at September 30, 2013 and 2012 were approximately $76.0 million and $97.6 million, respectively. Short-term derivative instrument contracts totaling $28.0 million U.S. dollars were also outstanding at September 30, 2013 to manage the risk of certain U.S. dollar accounts receivable associated with sale of crude oil production in Canada. The impact from marking to market these foreign currency derivative contracts reduced income from continuing operations before taxes by $4.1 million for the nine-month period ended September 30, 2013 and increased income from continuing operations before taxes by $3.1 million for the nine-month period ended September 30, 2012.

At September 30, 2013 and December 31, 2012, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	September 30, 2013		December 31, 2012
(Thousands of dollars)	Asset (Liability) Derivatives		Asset (Liability) Derivatives
Type of Derivative Contract	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity	Accounts receivable	$1,385	Accounts receivable	$3,043
Commodity	Accounts payable	(1,138)	Accounts payable	(102)
Foreign exchange	Accounts payable	(4,096)	Accounts payable	(1,031)

For the three-month and nine-month periods ended September 30, 2013 and 2012, the gains and losses recognized in the Consolidated Statements of Income for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)
(Thousands of dollars)	Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Derivative Contract	Location	2013	2012	2013	2012
Commodity	Sales and other operating revenues	$(1,305)	0	(1,305)	0
Commodity	Discontinued operations	2,980	(40,241)	1,604	(37,978)
Foreign exchange	Interest and other income	(2,557)	6,585	(6,703)	15,782

		$(882)	(33,656)	(6,404)	(22,196)

Interest Rate Risks

The Company had ten-year notes totaling $350 million that matured on May 1, 2012. The Company expected to replace these notes at maturity with new ten-year notes, and it therefore had risk associated with the interest rate related to the anticipated sale of these notes in 2012. To manage this risk, in 2011 the Company entered into a series of derivative contracts known as forward starting interest rate swaps that matured in May 2012. The Company utilized hedge accounting to defer any gain or loss on these contracts associated with the payment of interest on these anticipated notes in 2012 through 2022. During the nine-month periods ended September 30, 2013 and 2012, $2.3 million and $1.1 million, respectively, of the deferred loss on the interest rate swaps were charged to income. The remaining loss deferred on these matured contracts at September 30, 2013 was $25.6 million, which is recorded, net of income taxes of $9.0 million, in Accumulated Other Comprehensive Income in the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note K – Financial Instruments and Risk Management (Contd.)

The Company expects to charge approximately $0.7 million of this deferred loss to income in the form of interest expense during the remaining three months of 2013.

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

The carrying value of assets and liabilities recorded at fair value on a recurring basis at September 30, 2013 and December 31, 2012 are presented in the following table.

	September 30, 2013				December 31, 2012
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Commodity derivative contracts	$0	1,385	0	1,385	0	3,043	0	3,043

Liabilities
Nonqualified employee savings plans	$(12,219)	0	0	(12,219)	(10,293)	0	0	(10,293)
Commodity derivative contracts	0	(1,138)	0	(1,138)	0	(102)	0	(102)
Foreign currency exchange derivative contracts	0	(4,096)	0	(4,096)	0	(1,031)	0	(1,031)

	$(12,219)	(5,234)	0	(17,453)	(10,293)	(1,133)	0	(11,426)

The fair value of West Texas Intermediate (WTI) crude oil contracts was based on active market quotes for WTI crude oil. The fair value of Canadian crude oil contracts was based on active market quotes for Western Canadian Sour crude oil. The fair value of commodity derivative contracts for corn and wet and dried distillers grain was determined based on market quotes for No. 2 yellow corn. The fair value of foreign exchange derivative contracts was based on market quotes for similar contracts at the balance sheet date. The income effect of changes in fair value of crude oil derivative contracts is recorded in Sales and Other Operating Revenues in the Consolidated Statements of Income and the effect of changes in fair value of foreign exchange derivative contracts is recorded in Interest and Other Income. The nonqualified employee savings plan is an unfunded savings plan through which participants seek a return via phantom investments in equity securities and/or mutual funds. The fair value of this liability was based on quoted prices for these equity securities and mutual funds. The income effect of changes in the fair value of the nonqualified employee savings plan is recorded in Selling and General Expenses.

The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. No offsetting of assets and liabilities on derivative contracts occurred at September 30, 2013. Derivative assets and liabilities which have offsetting positions at December 31, 2012 are presented in the following tables.

	Gross Amounts of Recognized	Gross Amounts Offset in the Consolidated	Net Amounts of Assets Presented in the Consolidated
	Assets	Balance Sheet	Balance Sheet
(Thousands of dollars)
At December 31, 2012
Commodity derivatives	$3,111	(2,169)	942

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(Thousands of dollars)
At December 31, 2012
Commodity derivatives	$2,271	(2,169)	102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note K – Financial Instruments and Risk Management (Contd.)

All commodity derivatives above with offsetting positions were corn-based contracts associated with the Company’s former U.S. ethanol plants. Net derivative assets in the table above are included in Accounts Receivable presented in the table on page 13 and on the Consolidated Balance Sheet; likewise, net derivative liabilities in the above table are included in Accounts Payable in the table on page 13 and are included in Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet. Separate derivative agreements existed for each of the ethanol plants. These contracts permitted net settlement and the Company generally availed itself of this right to settle net.

Note L – Accumulated Other Comprehensive Income

The components of Accumulated Other Comprehensive Income (AOCI) on the Consolidated Balance Sheets at September 30, 2013 and the changes during the three month periods ended September 30, 2013 are presented net of taxes in the following table.

	Foreign Currency Translation Gains (Losses)[1]	Retirement and Postretirement Benefit Plan Adjustments[1]	Deferred Loss on Interest Rate Derivative Hedges[1]	Total[1]
(Thousands of dollars)
Balance at January 1, 2013	613,492	(186,539)	(18,052)	408,901
Components of other comprehensive income (loss):
Before reclassifications to income	(139,944)	(237)	0	(140,181)
Reclassifications to income	0	8,787 [2]	1,453 [3]	10,240

Net other comprehensive income (loss)	(139,944)	8,550	1,453	(129,941)

Balance at September 30, 2013	473,548	(177,989)	(16,599)	278,960

[1]	All amounts are presented net of income taxes.
[2]

Reclassifications before taxes of $15,610 for the nine-month period ended September 30, 2013 are included in the computation of net periodic benefit expense. See Note G for additional information. Related income taxes of $6,823 for the nine-month period ended September 30, 2013 are included in Income tax expense.

[3]

Reclassifications before taxes of $2,223 for the nine-month period ended September 30, 2013 are included in Interest expense. Related income taxes of $770 for the nine-month period ended September 30, 2013 are included in Income tax expense.

Note M – Environmental and Other Contingencies

The Company’s operations and earnings have been and may be affected by various forms of governmental action both in the United States and throughout the world. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; royalty and revenue sharing increases; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting the issuance of oil and gas or mineral leases; restrictions on drilling and/or production; laws and regulations intended for the promotion of safety and the protection and/or remediation of the environment; governmental support for other forms of energy; and laws and regulations affecting the Company’s relationships with employees, suppliers, customers, stockholders and others. Because

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note M – Environmental and Other Contingencie (Contd.)

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

The Company currently owns or leases, and has in the past owned or leased, properties at which hazardous substances have been or are being handled. Although the Company has used operating and disposal practices that were standard in the industry at the time, hazardous substances may have been disposed of or released at properties owned or leased by the Company or at other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under Murphy’s control. Under existing laws the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination. While some of these historical properties are in various stages of negotiation, investigation, and/or cleanup, the Company is investigating the extent of any such liability and the availability of applicable defenses. With the sale of the U.S. refineries in 2011, the Company retained certain liabilities related to environmental matters at these sites. The Company also has insurance covering certain levels of environmental expenses at the refinery sites. The Company believes costs related to these current or former operating sites will not have a material adverse effect on its net income, financial condition or liquidity in a future period. With the spin-off of Murphy’s U.S. retail marketing business in 2013, the newly formed public company, Murphy USA Inc., has retained any environmental exposure associated with U.S. marketing operations.

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

In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide financial guarantees or letters of credit that may be drawn upon if the Company fails to perform under those contracts. At September 30, 2013, the Company had contingent liabilities of $22.8 million on outstanding letters of credit. The Company has not accrued a liability in its Consolidated Balance Sheets related to these letters of credit because it is believed that the likelihood of having these drawn is remote.

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

Note O – Commitments

The Company has entered into forward sales contracts to mitigate the price risk for a portion of its 2013 heavy oil and 2013 and 2014 natural gas sales volumes in Western Canada. The heavy oil sales contracts call for deliveries of approximately 2,900 barrels per day during the fourth quarter 2013 that achieve netback values averaging Cdn$50.89 per barrel The natural gas contracts call for deliveries from October through December 2013 that average approximately 77 million cubic feet per day at a price of Cdn$3.76. Additionally for 2014, open gas contracts call for deliveries of 50 million cubic feet per day at an average price of Cdn$4.01 per MCF. The 2013 and 2014 natural gas contracts call for delivery at the NOVA inventory transfer sales point. These oil and natural gas contracts have been accounted for as normal sales for accounting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note P – Business Segments

		Three Months Ended		Three Months Ended
		Sept. 30, 2013		Sept. 30, 2012[1]
(Millions of dollars)	Total Assets at Sept. 30, 2013	External Revenues	Income (Loss)	External Revenues	Income (Loss)
Exploration and production[2]
United States	$4,278.6	512.0	151.3	248.8	33.5
Canada	4,286.4	316.4	77.3	232.8	29.3
Malaysia	5,953.7	538.0	183.8	602.2	215.7
Republic of the Congo	78.5	0	(10.8)	0	(4.7)
Other	107.3	0	(137.4)	0	(52.7)

Total	14,704.5	1,366.4	264.2	1,083.8	221.1

Refining and marketing – U.K.	1,161.5	1,538.4	(12.9)	1,571.4	25.5

Total operating segments	15,866.0	2,904.8	251.3	2,655.2	246.6
Corporate	1,625.1	53.1	.8	(8.5)	(34.9)

Assets/revenue/income from continuing operations	17,491.1	2,957.9	252.1	2,646.7	211.7
Discontinued operations, net of tax	0	0	32.7	0	15.0

Total	$17,491.1	2,957.9	284.8	2,646.7	226.7

		Nine Months Ended		Nine Months Ended
		Sept. 30, 2013		Sept. 30, 2012[1]
		External	Income	External	Income
(Millions of dollars)		Revenues	(Loss)	Revenues	(Loss)
Exploration and production[2]
United States		$1,365.1	368.0	671.6	83.1
Canada		894.0	142.3	804.7	146.3
Malaysia		1,652.7	602.5	1,777.5	662.9
Republic of the Congo		69.5	(37.3)	57.6	(8.4)
Other		(.6)	(289.2)	.1	(123.9)

Total		3,980.7	786.3	3,311.5	760.0

Refining and marketing – U.K.		4,295.5	(22.7)	4,668.1	35.7

Total operating segments		8,276.2	763.6	7,979.6	795.7
Corporate		61.7	(78.7)	5.4	(77.4)

Revenue/income from continuing operations		8,337.9	684.9	7,985.0	718.3
Discontinued operations, net of tax		0	363.1	0	93.9

Total		$8,337.9	1,048.0	7,985.0	812.2

[1]	Reclassified to conform to current presentation.
[2]	Additional details about results of oil and gas operations are presented in the tables on pages 24 and 25.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Murphy’s net income in the third quarter of 2013 was $284.8 million ($1.51 per diluted share) compared to net income of $226.7 million ($1.16 per diluted share) in the third quarter of 2012. The income improvement in 2013 was primarily driven by higher crude oil sales volumes from the Eagle Ford Shale area of South Texas. Additional favorable variances in the 2013 quarter included higher average realized oil and natural gas prices, income tax benefits in the U.S., foreign currency exchange profits in Malaysia and the U.K., and better retail marketing and ethanol margins in the now separated U.S. retail marketing business. These factors were partially offset by lower natural gas sales volumes, higher expenses for exploration and oil and gas extraction, unfavorable results for U.K. refining and marketing operations, and higher expenses for financing and administration. The Company completed the separation of its U.S. retail marketing business on August 30, 2013 and has reported the results of these operations as discontinued operations for all periods presented. The 2013 quarterly net income included income from discontinued operations of $32.7 million ($0.17 per diluted share) compared to income of $15.0 million ($0.08 per diluted share) in the 2012 quarter. Income from continuing operations was $252.1 million ($1.34 per diluted share) in 2013 and $211.7 million ($1.08 per diluted share) in the comparable 2012 quarter.

For the first nine months of 2013, net income totaled $1,048.0 million ($5.51 per diluted share) compared to net income of $812.2 million ($4.17 per diluted share) for the same period in 2012. The improvement in net income in 2013 compared to 2012 was attributable to several factors, including higher crude oil sales volumes, favorable results from transactions in foreign currencies, higher income from discontinued operations, which was attributable to both a gain on sale of all U.K. oil and gas assets and higher profits from U.S. downstream discontinued operations. These were somewhat offset by lower crude oil sales prices in 2013 and higher expenses associated with oil and gas extraction, exploration, financing and administration. Income from continuing operations in the 2013 and 2012 nine months was $684.9 million ($3.60 per diluted share) and $718.3 million ($3.69 per diluted share), respectively. Income from discontinued operations totaled $363.1 million ($1.91 per diluted share) in the nine-month period of 2013, compared to income of $93.9 million ($0.48 per diluted share) in 2012. Discontinued operations in 2013 included a $216.2 million after-tax gain on sale of U.K. oil and gas assets.

Murphy’s income from continuing operations by operating business is presented below.

	Income (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions of dollars)	2013	2012	2013	2012
Exploration and production	$264.2	221.1	786.3	760.0
Refining and marketing – U.K.	(12.9)	25.5	(22.7)	35.7
Corporate	0.8	(34.9)	(78.7)	(77.4)

Income from continuing operations	$252.1	211.7	684.9	718.3

In the 2013 third quarter, the Company’s exploration and production continuing operations earned $264.2 million compared to $221.1 million in the 2012 quarter. Income in the 2013 quarter was favorably impacted compared to 2012 by higher crude oil sales volumes and higher oil and natural gas sales realizations. These factors were somewhat offset by a reduction in natural gas sales volumes, and higher exploration and oil and gas extraction expenses in 2013. Exploration expenses were $147.8 million in the third quarter of 2013 compared to $94.0 million in the same period of 2012. The Company’s U.K. refining and marketing results from continuing operations were a loss of $12.9 million in the 2013 third quarter compared to a profit of $25.5 million in the same quarter of 2012. U.K. refining margins were significantly weaker in the 2013 quarter compared to the prior year. The corporate function had an after-tax benefit of $0.8 million in the 2013 third quarter compared to after-tax costs of $34.9 million in the 2012 period with the favorable variance in 2013 mostly due to gains on transactions denominated in foreign currencies in 2013 compared to losses on such transactions in the 2012 quarter. The 2013 corporate results included costs related to the spin-off of the U.S. retail marketing operations that was completed on August 30, 2013 as well as higher costs for employee compensation and financing.

In the first nine months of 2013, the Company’s exploration and production continuing operations earned $786.3 million compared to $760.0 million in the same period of 2012. Upstream earnings in 2013 were ahead of 2012 primarily due to higher crude oil sales volumes. The benefit of higher crude oil sales volumes was partially offset by lower realized crude oil sales prices, higher oil extraction expense, and higher costs associated with the Company’s exploration program. Exploration expenses increased from $243.7 million in the first nine months of 2012 to $345.1 million in the 2013 period, as the current year included unsuccessful wildcat drilling costs for wells offshore

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Cameroon and Australia and in Western Canada. The Company’s U.K. refining and marketing continuing operations had losses of $22.7 million in the first nine months of 2013 compared to earnings of $35.7 million in the same 2012 period. The 2013 period experienced significantly weaker margins for U.K. refining operations compared to 2012. Corporate after-tax costs were $78.7 million in the 2013 period compared to after-tax costs of $77.4 million in the 2012 period. The current period included favorable impacts from transactions denominated in foreign currencies, while the prior year included losses from these transactions. These foreign exchange benefits in 2013 were essentially offset by higher administrative and borrowing costs.

Exploration and Production

Results of exploration and production continuing operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions of dollars)	2013	2012	2013	2012
Exploration and production – continuing operations
United States	$151.3	33.5	368.0	83.1
Canada	77.3	29.3	142.3	146.3
Malaysia	183.8	215.7	602.5	662.9
Republic of the Congo	(10.8)	(4.7)	(37.3)	(8.4)
Other International	(137.4)	(52.7)	(289.2)	(123.9)

Total	$264.2	221.1	786.3	760.0

Third quarter 2013 vs. 2012

United States exploration and production operations had earnings of $151.3 million in the third quarter of 2013 compared to earnings of $33.5 million in the 2012 quarter. Results were improved in the 2013 period due to a combination of higher oil and natural gas production, higher natural gas sales prices and lower exploration expenses. Higher expenses for hydrocarbon extraction and administration somewhat offset these favorable impacts. Crude oil sales volumes were higher in 2013 due to an active development drilling program at the Eagle Ford Shale operations in South Texas. At September 30, 2013, the Company had eight rigs actively drilling in this play. Production and depreciation expenses increased $7.4 million and $73.7 million, respectively, in 2013 compared to 2012 mostly due to higher production in the Eagle Ford Shale area. Exploration expenses in the 2013 quarter were $8.6 million less primarily due to lower leasehold amortization for acreage in the Eagle Ford Shale area in the current year.

Operations in Canada had earnings of $77.3 million in the third quarter 2013 compared to earnings of $29.3 million in the 2012 quarter. Canadian earnings were improved in 2013 mostly due to higher oil sales volumes and higher realized prices for oil and natural gas volumes sold. Oil sales volumes increased in the 2013 period compared to 2012 primarily due to higher production at the Terra Nova field, offshore Newfoundland. This field was shut-in for maintenance during a portion of the prior year’s quarter. Heavy oil production in the Seal area of Western Canada was also up in 2013 due to volumes produced at acreage acquired near year-end 2012. Canadian synthetic oil production was lower in the current year due to downtime for maintenance at Syncrude. Natural gas sales volumes decreased in 2013 primarily in the Tupper area of Western Canada due to normal well decline following a period of voluntary deferral of development drilling activities caused by generally weak sales prices for North American natural gas. Production expenses in 2013 for conventional operations was virtually flat with 2012 levels despite significantly higher production volumes because the prior period included maintenance costs for the Terra Nova field while it was down for turnaround. Depreciation expense for conventional operations in Canada was unfavorable by $15.3 million in 2013 due primarily to higher crude oil volumes sold in the current quarter.

Operations in Malaysia reported earnings of $183.8 million in the 2013 quarter compared to earnings of $215.7 million during the same period in 2012. Earnings in 2013 were below 2012 levels in Malaysia primarily due to lower oil sales volumes and lower sales prices for oil and natural gas. Lower oil sales volumes in 2013 were caused by the timing of large cargo sales in the current year. Natural gas sales volumes from offshore Sarawak fields increased due to more customer demand in the current year, but gas sales volumes at the Kikeh field were significantly lower due to more downtime at the third party onshore receiving facility. Natural gas realized prices for Sarawak production was unfavorably affected in 2013 by contractually required revenue sharing with the local government. Exploration expense in 2013 was less than in 2012 by $26.2 million primarily due to dry hole costs in the prior year that did not repeat.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

Third quarter 2013 vs. 2012 (Contd.)

Operations in Republic of the Congo incurred a loss of $10.8 million in the third quarter of 2013 compared to a loss of $4.7 million in the 2012 quarter. The 2013 quarter had a larger loss due to higher expenses for production operations and late costs for an exploratory well drilled in a prior period.

Other international operations reported a loss of $137.4 million in the third quarter of 2013 compared to a loss of $52.7 million in the 2012 period. The larger loss in the current quarter was primarily attributable to higher exploration expenses compared to the prior year. The 2013 expenses included unsuccessful exploratory drilling costs in Cameroon, seismic acquisition costs covering prospective areas in Southeast Asia, and higher overall office costs in the various exploration areas in which the Company operates.

On a worldwide basis, the Company’s crude oil, condensate and gas liquids sales prices averaged $96.80 per barrel in the third quarter 2013 compared to $96.09 in the 2012 period. Total hydrocarbon production averaged 207,281 barrels of oil equivalent per day in the 2013 third quarter, up 14% from the 181,558 barrels equivalent per day produced in the 2012 quarter. Average crude oil and liquids production was 138,075 barrels per day in the third quarter of 2013 compared to 105,796 barrels per day in the third quarter of 2012, with the more than 30% increase primarily attributable to higher oil production in the Eagle Ford Shale area of South Texas driven by an increase in the number of producing wells. Canadian offshore crude oil production at Terra Nova was higher in 2013 due to wells being shut-in for equipment maintenance during the prior year. Canadian heavy oil volumes were higher in 2013 mostly attributable to volumes associated with property acquired in the Seal area near year-end 2012. Synthetic crude oil production was lower in 2013 due to more downtime for maintenance in the current quarter at Syncrude. Oil production increased in Malaysia during the 2013 quarter primarily due to start up of new Sarawak oil fields in 2013 and a higher Company entitlement percentage for production at the West Patricia field, offshore Sarawak. Oil production in the Republic of Congo was lower in 2013 primarily due to well decline at the Azurite field. The Company sold all its oil and gas properties in the United Kingdom in early 2013. North American natural gas sales prices averaged $3.00 per thousand cubic feet (MCF) in the 2013 quarter compared to $2.61 per MCF in the same quarter of 2012. Natural gas produced in 2013 at fields offshore Sarawak was sold at $6.69 per MCF, compared to a sale price of $7.59 per MCF in the 2012 quarter. This Sarawak price reduction in the current year was caused by contractually required revenue sharing with the local government. Natural gas sales volumes averaged 415 million cubic feet per day in the third quarter 2013, down 9% from 454 million cubic feet per day in the 2012 quarter. The reduction in natural gas sales volumes in 2013 was primarily at the Tupper area in British Columbia caused by normal well decline following a period of voluntary deferral of development drilling operations due to weak natural gas sales prices in North America. Natural gas production at fields offshore Sarawak, Malaysia, was higher in 2013 compared to the prior quarter mainly due to stronger demand in the current quarter. Natural gas sales volumes were lower in 2013 at the Kikeh field due to reduced customer demand caused by downtime for maintenance at a third party onshore receiving facility during the current quarter.

Nine months 2013 vs. 2012

U.S. exploration and production operations had income of $368.0 million for the nine months ended September 30, 2013 compared to income of $83.1 million in the 2012 period. The 2013 period benefited from higher crude oil sales volumes, higher natural gas sales prices and lower exploration expense compared to the prior year. Crude oil production volumes increased in 2013 primarily due to new wells added in the Eagle Ford Shale area. Production and depreciation expenses were higher by $77.4 million and $213.5 million, respectively, in 2013 compared to 2012 primarily due to additional oil volumes produced in the Eagle Ford Shale area. Exploration expense in the 2013 period was $57.8 million less than in 2012 primarily due to unsuccessful exploration drilling expense in the Gulf of Mexico in 2012 coupled with lower undeveloped lease amortization expense in the Eagle Ford Shale area in the later year. The Company expended more funds in 2013 to acquire geophysical data covering prospective areas in the Gulf of Mexico. Selling and general expenses rose by $20.0 million in 2013 compared to 2012 essentially due to higher costs for employee compensation and other professional services.

Canadian operations had income of $142.3 million in the first nine months of 2013 compared to income of $146.3 million a year ago. The benefits of higher crude oil sales volumes and higher natural gas sales prices in the current year were more than offset by higher dry hole expense and a property value impairment charge. Production and depreciation expenses for conventional operations increased $10.5 million and $28.6 million, respectively, in 2013 mostly related to higher production volumes at the Seal heavy oil area. Exploration expenses increased by

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

Nine months 2013 vs. 2012 (Contd.)

$23.6 million in 2013 primarily due to dry hole costs in the Rainbow area of Northern Alberta. Impairment expense of $21.6 million in the current year related to a writedown of wells performing below expectations in the Kainai area of Southern Alberta.

Malaysia operations earned $602.5 million in the first nine months of 2013 compared to earnings of $662.9 million in the 2012 period. Results were in 2013 below 2012 primarily due to lower sales prices for crude oil and natural gas sales volumes. Production expense declined $57.8 million in 2013 compared to 2012 due to lower well workover costs at the Kikeh field in the current period. Depreciation expense in 2013 was $46.0 million more than the 2012 period due to higher crude oil sales volumes in the current year. Exploration expense was $24.1 million lower in 2013 mostly due to dry hole costs in 2012.

Operations in Republic of the Congo had a loss of $37.3 million for the nine-month 2013 period, compared to a loss of $8.4 million in the 2012 period. The unfavorable variance in 2013 was primarily attributable to higher operating costs for the Azurite field. Depreciation expense was down $33.7 million in 2013 due to a write-off of property values at the Azurite field at year-end 2012.

Other international operations reported a loss of $289.2 million in the first nine months of 2013 compared to a loss of $123.9 million in the 2012 period. The larger 2013 loss primarily related to higher dry hole costs of $90.7 million, mostly associated with unsuccessful offshore wildcat drilling that occurred offshore in Cameroon and Australia. Dry hole costs in 2012 were principally associated with an unsuccessful well in the Kurdistan region of Iraq. Higher geophysical expense of $60.1 million in 2013 was primarily related to current-year costs for 3D seismic acquired on prospects in Southeast Asia. Other exploration expenses increased $14.5 million in 2013 due to higher costs for various exploration field offices. Lower undeveloped leasehold amortization of $10.8 million in 2013 compared to 2012 was attributable to higher costs for exploration licenses in the Kurdistan region of Iraq in the prior year. Selling and general expenses were $8.5 million higher in 2013 primarily due to additional office costs supporting international exploration activities.

For the first nine months of 2013, the Company’s sales price for crude oil, condensate and gas liquids averaged $94.69 per barrel, down from $97.13 per barrel in 2012. Total worldwide production averaged 205,539 barrels of oil equivalent per day during the nine months ended September 30, 2013, an increase of 9% from 188,385 barrels of oil equivalent produced in the same period in 2012. Crude oil, condensate and gas liquids production in the first nine months of 2013 averaged 133,534 barrels per day compared to 105,766 barrels per day a year ago. The 26% increase in oil production was mostly attributable to higher volumes in the Eagle Ford Shale area where active development drilling operations are ongoing. Oil production in Western Canada increased in 2013 primarily due to a property acquisition at Seal near year-end 2012. Crude oil production offshore eastern Canada was higher in 2013 due to shut-in of the Terra Nova field for several months in 2012 to conduct maintenance on the production facility. Synthetic oil production levels declined in 2013 due to downtime for maintenance at Syncrude. Crude oil production volume in Republic of the Congo decreased in 2013 primarily due to well decline. The Company sold all of its U.K. oil and gas properties in early 2013. The average sales price for North American natural gas in the first nine months of 2013 was $3.23 per MCF, up from $2.43 per MCF realized in 2012. Natural gas production at fields offshore Sarawak was sold at an average price of $6.90 per MCF in 2013 compared to $7.79 per MCF in 2012, with the reduction mostly caused by contractual revenue sharing with the local government during the current year. Natural gas sales volumes decreased from 496 million cubic feet per day in 2012 to 432 million cubic feet per day in 2013, with the 13% decline mostly due to lower gas production volumes at the Tupper area, where wells have experienced normal decline following a period of voluntary deferral of development drilling operations due to low North American natural gas sales prices. Lower natural gas sales volume in Malaysia during 2013 was principally caused by reduced gas demand from the customer attributable primarily to more downtime for maintenance at the onshore receiving facility.

Additional details about results of oil and gas operations are presented in the tables on pages 24 and 25.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

Selected operating statistics for the three-month and nine-month periods ended September 30, 2013 and 2012 follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
Exploration and Production	2013	2012	2013	2012
Net crude oil, condensate and gas liquids produced – barrels per day	138,075	105,796	133,534	105,766
Continuing operations	138,075	102,111	132,668	102,354
United States	53,941	26,193	47,393	22,088
Canada – light	41	249	143	251
– heavy	8,061	6,175	9,165	7,148
– offshore	10,517	3,392	9,805	7,105
– synthetic	11,075	15,111	12,159	13,297
Malaysia	53,267	49,055	52,730	50,175
Republic of the Congo	1,173	1,936	1,273	2,290
Discontinued operations – United Kingdom	—	3,685	866	3,412
Net crude oil, condensate and gas liquids sold – barrels per day	133,842	105,640	134,151	106,322
Continuing operations	133,842	102,704	133,320	103,262
United States	53,940	26,193	47,393	22,088
Canada – light	41	249	143	251
– heavy	8,061	6,175	9,165	7,148
– offshore	10,391	3,324	9,502	7,417
– synthetic	11,075	15,111	12,159	13,297
Malaysia	50,334	51,652	52,703	51,100
Republic of the Congo	—	—	2,255	1,961
Discontinued operations – United Kingdom	—	2,936	831	3,060
Net natural gas sold – thousands of cubic feet per day	415,235	454,573	432,027	495,711
Continuing operations	415,235	451,798	430,938	492,541
United States	51,012	48,755	54,060	50,611
Canada	178,666	197,434	179,829	227,144
Malaysia – Sarawak	174,518	160,419	163,776	175,412
– Kikeh	11,039	45,190	33,273	39,374
Discontinued operations – United Kingdom	—	2,775	1,089	3,170
Total net hydrocarbons produced – equivalent barrels per day (1)	207,281	181,558	205,539	188,385
Total net hydrocarbons sold – equivalent barrels per day (1)	203,048	181,402	206,156	188,941
Weighted average sales prices –
Crude oil, condensate and natural gas liquids – dollars per barrel (2)
United States	$99.74	99.71	100.93	103.69
Canada (3) – light	95.87	77.78	85.51	82.03
– heavy	66.25	45.89	47.97	47.67
– offshore	112.04	110.67	108.47	112.55
– synthetic	108.61	89.99	100.24	92.12
Malaysia (4)	92.80	100.52	92.45	99.12
Republic of the Congo (4)	—	—	112.89	107.26
United Kingdom – discontinued operations	—	108.09	108.67	111.37
Natural gas – dollars per thousand cubic feet
United States (2)	$3.75	2.74	3.85	2.47
Canada (3)	2.78	2.58	3.05	2.42
Malaysia – Sarawak (4)	6.69	7.59	6.90	7.79
– Kikeh	0.23	0.24	0.24	0.24
United Kingdom (3) – discontinued operations	—	9.84	12.32	9.75

(1)	Natural gas converted on an energy equivalent basis of 6:1.
(2)	Includes intracompany transfers at market prices.
(3)	U.S. dollar equivalent.
(4)	Prices are net of payments under the terms of the production sharing contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

OIL AND GAS OPERATING RESULTS — THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

		Canada			Republic
(Millions of dollars)	United States	Conven- tional	Syn-thetic	Malaysia	of the Congo	Other	Total
Three Months Ended September 30, 2013
Oil and gas sales and other revenues	$512.0	205.6	110.8	538.0	—	—	1,366.4
Production expenses	81.6	43.3	57.7	93.4	4.9	—	280.9
Depreciation, depletion and amortization	156.2	81.1	12.8	141.1	.1	.9	392.2
Accretion of asset retirement obligations	3.4	1.4	2.6	3.9	1.2	—	12.5
Exploration expenses
Dry holes	(.1)	1.6	—	—	4.3	73.4	79.2
Geological and geophysical	3.3	.1	—	.4	—	25.0	28.8
Other	1.5	.2	—	—	—	16.9	18.6

	4.7	1.9	—	.4	4.3	115.3	126.6
Undeveloped lease amortization	9.9	5.2	—	—	—	6.1	21.2

Total exploration expenses	14.6	7.1	—	.4	4.3	121.4	147.8

Selling and general expenses	21.5	5.7	.3	1.4	.2	15.2	44.3

Results of operations before taxes	234.7	67.0	37.4	297.8	(10.7)	(137.5)	488.7
Income tax provisions (benefits)	83.4	17.4	9.7	114.0	.1	(.1)	224.5

Results of operations (excluding corporate overhead and interest)	$151.3	49.6	27.7	183.8	(10.8)	(137.4)	264.2

Three Months Ended September 30, 2012
Oil and gas sales and other revenues	$248.8	108.0	124.8	602.2	—	—	1,083.8
Production expenses	74.2	43.7	55.8	93.4	3.3	—	270.4
Depreciation, depletion and amortization	82.5	65.8	14.7	133.6	—	.7	297.3
Accretion of asset retirement obligations	2.9	1.3	2.1	3.2	.2	—	9.7
Exploration expenses
Dry holes	—	—	—	26.2	—	29.2	55.4
Geological and geophysical	1.4	(3.1)	—	.4	.2	(.5)	(1.6)
Other	1.0	.2	—	—	—	6.9	8.1

	2.4	(2.9)	—	26.6	.2	35.6	61.9
Undeveloped lease amortization	20.8	7.4	—	—	—	3.9	32.1

Total exploration expenses	23.2	4.5	—	26.6	.2	39.5	94.0

Selling and general expenses	11.9	4.7	.3	(2.5)	1.0	12.5	27.9

Results of operations before taxes	54.1	(12.0)	51.9	347.9	(4.7)	(52.7)	384.5
Income tax provisions (benefits)	20.6	(2.6)	13.2	132.2	—	—	163.4

Results of operations (excluding corporate overhead and interest)	$33.5	(9.4)	38.7	215.7	(4.7)	(52.7)	221.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

OIL AND GAS OPERATING RESULTS — NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

		Canada			Republic
(Millions of dollars)	United States	Conven- tional	Syn- thetic	Malaysia	of the Congo	Other	Total
Nine Months Ended September 30, 2013
Oil and gas sales and other revenues	$1,365.1	561.1	332.9	1,652.7	69.5	(.6)	3,980.7
Production expenses	255.1	139.1	172.7	248.9	89.5	—	905.3
Depreciation, depletion and amortization	424.3	248.5	40.5	414.7	.1	3.5	1,131.6
Accretion of asset retirement obligations	10.0	4.4	7.8	10.6	3.6	—	36.4
Impairment of properties	—	21.6	—	—	—	—	21.6
Exploration expenses
Dry holes	.6	32.0	—	1.2	5.6	121.1	160.5
Geological and geophysical	16.4	(.5)	—	1.5	.1	71.0	88.5
Other	6.1	.8	—	—	.1	35.8	42.8

	23.1	32.3	—	2.7	5.8	227.9	291.8
Undeveloped lease amortization	23.2	15.8	—	—	—	14.3	53.3

Total exploration expenses	46.3	48.1	—	2.7	5.8	242.2	345.1

Selling and general expenses	57.1	17.0	.7	2.0	1.1	43.0	120.9

Results of operations before taxes	572.3	82.4	111.2	973.8	(30.6)	(289.3)	1,419.8
Income tax provisions (benefits)	204.3	22.2	29.1	371.3	6.7	(.1)	633.5

Results of operations (excluding corporate overhead and interest)	$368.0	60.2	82.1	602.5	(37.3)	(289.2)	786.3

Nine Months Ended September 30, 2012
Oil and gas sales and other revenues	$671.6	469.5	335.2	1,777.5	57.6	.1	3,311.5
Production expenses	177.7	128.6	167.1	306.7	24.1	—	804.2
Depreciation, depletion and amortization	210.8	219.9	40.4	368.7	33.8	1.8	875.4
Accretion of asset retirement obligations	8.6	3.9	6.3	8.9	.6	—	28.3
Exploration expenses
Dry holes	32.2	.8	—	26.2	—	30.4	89.6
Geological and geophysical	4.9	1.2	—	.6	.4	10.9	18.0
Other	6.7	.7	—	—	.2	21.3	28.9

	43.8	2.7	—	26.8	.6	62.6	136.5
Undeveloped lease amortization	60.3	21.8	—	—	—	25.1	107.2

Total exploration expenses	104.1	24.5	—	26.8	.6	87.7	243.7

Selling and general expenses	37.1	13.2	.7	(3.6)	3.1	34.5	85.0

Results of operations before taxes	133.3	79.4	120.7	1,070.0	(4.6)	(123.9)	1,274.9
Income tax provisions	50.2	23.2	30.6	407.1	3.8	—	514.9

Results of operations (excluding corporate overhead and interest)	$83.1	56.2	90.1	662.9	(8.4)	(123.9)	760.0

Refining and Marketing

Third Quarter 2013 vs. 2012

On August 30, 2013, the Company completed the separation of the U.S. retail marketing business. The new independent company, Murphy USA Inc., trades on the New York Stock Exchange under the ticker symbol “MUSA”. The Company now reports the results of the U.S. retail marketing business as discontinued operations for all periods presented. The Company has also announced its intention to sell its U.K. refining and marketing operations. The sale process for the U.K. downstream operations continues. See Note D in the consolidated financial statements for further discussion. The United Kingdom refining and marketing segment includes the Milford Haven, Wales, refinery and U.K. retail and other refined products marketing operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Refining and Marketing (Contd.)

Third Quarter 2013 vs. 2012

Refining and marketing operations in the United Kingdom reported a loss of $12.9 million in the third quarter of 2013 compared to a net profit of $25.5 million in the same quarter of 2012. The U.K. results in 2013 were unfavorably affected by significantly weaker refining margins at the Milford Haven refinery in the current period. Margins for U.K. marketing operations were stronger during 2013 compared to the prior year. The overall combined unit margin in the U.K. was a loss of $0.66 per barrel in the 2013 quarter, compared to a positive $3.44 per barrel in the 2012 quarter. Crude oil throughput volumes at Milford Haven were 126,761 barrels per day during the 2013 quarter, down from throughputs of 129,948 barrels per day in the 2012 quarter; this throughput decline was attributable to the poor unit margins in the current quarter that led the Company to marginally reduce crude inputs. Petroleum product sales in the U.K. were 137,526 barrels per day in the 2013 quarter, slightly above the 137,189 barrels per day a year ago.

Nine months 2013 vs. 2012

Refining and marketing operations in the United Kingdom incurred a net loss of $22.7 million in the 2013 nine months compared to a profit of $35.7 million in the same 2012 period. The U.K. results in 2013 were principally hurt by much weaker refining margins, but this was somewhat offset by stronger marketing margins compared to a year ago. In 2013, the overall combined unit margin per barrel sold was negative $0.34, well below the positive $1.85 per barrel margin during the 2012 nine months. Crude oil throughput volumes at the Milford Haven refinery were 123,218 barrels per day in 2013, down from 129,006 barrels per day in 2012. The decline in crude oil throughput in 2013 was primarily caused by equipment reliability issues that somewhat restricted inputs early in the year. U.K. petroleum product sales were 131,177 barrels per day in the 2013 period, down from 135,638 barrels per day a year ago.

Selected operating statistics for the three-month and nine-month periods ended September 30, 2013 and 2012 follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United Kingdom refining and marketing – unit margins per barrel	$(0.66)	3.44	(0.34)	1.85
Petroleum and other products sold in U.K. – barrels per day	137,526	137,189	131,177	135,638
Gasoline	50,505	41,053	48,061	44,226
Kerosine	19,499	15,360	16,674	16,933
Diesel and home heating oils	50,034	49,840	47,752	47,599
Residuals	12,062	11,035	13,874	14,457
LPG and other	5,426	19,901	4,816	12,423
U.K. refinery inputs – barrels per day	129,767	132,932	126,303	132,282
Milford Haven, Wales – crude oil	126,761	129,948	123,218	129,006
– other feedstocks	3,006	2,984	3,085	3,276
U.K. refinery yields – barrels per day	129,767	132,932	126,303	132,282
Gasoline	48,115	38,656	45,304	42,715
Kerosine	17,966	16,245	16,839	16,771
Diesel and home heating oils	47,729	47,056	45,679	45,392
Residuals	12,138	11,072	13,194	14,166
LPG and other	646	15,954	2,175	9,550
Fuel and loss	3,173	3,949	3,112	3,688

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Corporate

Corporate activities, which include interest income and expense, foreign exchange effects, and corporate overhead not allocated to operating functions, had a net benefit of $0.8 million in the 2013 third quarter compared to net costs of $34.9 million in the 2012 third quarter. The 2013 results of corporate activities were improved compared to the prior year primarily due to net after-tax benefits of $45.8 million on transactions denominated in foreign currencies in the current quarter compared to net after-tax charges of $12.6 million in the comparable 2012 period. The current period foreign currency benefit was about evenly split between the U.K. and Malaysia. The British pound strengthened against the U.S. dollar during the 2013 quarter leading to a benefit on U.S. dollar denominated liabilities in the U.K. downstream business. A weakening of the Malaysian ringgit against the U.S. dollar led to lower costs in U.S. dollar terms for income tax liabilities that are to be paid in the local currency. A stronger Malaysian ringgit during the third quarter 2012 led to foreign exchange losses associated with higher income tax liabilities in U.S. dollar terms. The foreign currency benefits in 2013 were partially offset by higher costs for administration and debt financing. The higher administrative costs were driven by higher employee compensation costs and separation costs related to Murphy USA Inc. Higher net interest expense in 2013 was attributable to higher average borrowing levels during the current quarter.

For the first nine months of 2013, corporate activities reflected net costs of $78.7 million compared to net costs of $77.4 million a year ago. In 2013, favorable results from transactions denominated in foreign currencies were offset by higher costs for administration and debt financing. Total after-tax benefits associated with foreign currency transactions were $57.8 million in the 2013 nine months compared to after-tax costs of $3.5 million in the same 2012 period. Net interest expense in 2013 was $40.4 million more than 2012 primarily due to higher average outstanding debt levels in the current year. Administrative expense was higher in 2013, primarily associated with increased employee compensation costs and expenses related to separation of the U.S. retail marketing business in the current year.

Discontinued Operations

On August 30, 2013, the Company completed the separation of its former U.S. retail marketing business into a stand-alone, publicly traded company named Murphy USA Inc. Additionally, in early 2013, the Company sold all of its U.K. exploration and production assets. The Company has accounted for the results of the U.S. retail marketing business and the U.K. oil and gas business as discontinued operations in all periods presented. See Note D of the consolidated financial statements for further information.

Discontinued operations had a profit of $32.7 million in the third quarter of 2013 compared to a profit of $15.0 million in the third quarter of 2012. The results in the 2013 third quarter were above 2012 primarily due to stronger margins for both U.S. retail marketing and ethanol production operations during the current year.

For the first nine months of 2013 and 2012 income from discontinued operations was $363.1 million and $93.9 million, respectively. The 2013 period included a $216.2 million gain on sale of the U.K. oil and gas assets. Additionally, the current year included stronger U.S. ethanol production margins and higher sales prices for Renewable Identification Numbers (RIN). The U.K. enacted a tax rate change in the third quarter of 2012. Consequently, each of the three-month and nine-month periods in 2012 included a tax charge of $5.5 million associated with the tax rate change.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Financial Condition

Net cash provided by operating activities was $2,678.5 million for the first nine months of 2013 compared to $2,101.2 million during the same period in 2012. Cash provided by operating activities of discontinued operations amounted to $200.1 million and 214.7 million, respectively, in the 2013 and 2012 periods. Changes in operating working capital other than cash and cash equivalents provided cash of $224.0 million in the first nine months of 2013 compared to a use of cash of $252.1 million in the first nine months of 2012. Cash provided by working capital changes in 2013 was primarily generated by an increase in accounts payable during the current year. Cash used for working capital in 2012 was primarily invested in petroleum and other inventories as well as for prepaid insurance and prepaid taxes in the U.S. and Canada. Cash of $496.4 million in the 2013 period and $1,401.2 million in 2012 was generated from maturity of Canadian government securities that had maturity dates greater than 90 days at acquisition. The sale of all U.K. oil and gas properties generated cash proceeds, reflected as discontinued operations, of $282.2 million during 2013. Prior to the spin-off of Murphy USA Inc. (MUSA), this former subsidiary borrowed $650.0 million primarily through the debt market. On the separation date of August 30, 2013, MUSA paid a $650.0 million cash dividend to Murphy Oil Corporation, which primarily used this dividend to repay a portion of its outstanding debt.

Significant uses of cash in both years were for dividends, which totaled $177.8 million in 2013 and $167.5 million in 2012, and for property additions and dry holes from continuing operations, which including amounts expensed, were $2,719.9 million and $2,156.6 million in the nine-month periods ended September 30, 2013 and 2012, respectively. Cash used for property additions related to discontinued operations totaled $128.9 million and $111.9 million, respectively, in 2013 and 2012. The Company paid quarterly per-share dividends on outstanding common shares of $0.3125 during each of the first three quarters of 2013. During the first two quarters of 2012, the Company’s cash dividend was $0.275 per common share; the quarterly cash dividend was increased to the current $0.3125 per share beginning in the third quarter 2012. At the spin-off date, MUSA retained a cash balance of $55.5 million, which has been reflected as a reduction of Murphy Oil’s cash in the Consolidated Statement of Cash Flows during 2013. Also, the purchase of Canadian government securities with maturity dates greater than 90 days at acquisition used cash of $670.6 million in the 2013 period and $1,360.7 million in the 2012 period.

Total accrual basis capital expenditures were as follows:

	Nine Months Ended September 30,
(Millions of dollars)	2013	2012
Capital Expenditures
Exploration and production, including discontinued operations	$2,941.3	2,787.5
Refining and marketing, including discontinued operations	138.4	90.8
Corporate and other	19.5	5.4

Total capital expenditures, including discontinued operations	$3,099.2	2,883.7

The increase in capital expenditures in the exploration and production business in 2013 was mostly attributable to more drilling and development activities in the Eagle Ford Shale area in South Texas. The increase in refining and marketing capital expenditures in 2013 was principally related to land acquired for future retail station development by the now independent Murphy USA Inc.

A reconciliation of property additions and dry hole costs in the consolidated statements of cash flows to total capital expenditures follows.

	Nine Months Ended September 30,
(Millions of dollars)	2013	2012
Property additions and dry hole costs per cash flow statements, including discontinued operations	$2,848.8	2,268.6
Geophysical and other exploration expenses	131.3	46.9
Capital expenditure accrual changes, including discontinued operations	119.1	568.2

Total capital expenditures, including discontinued operations	$3,099.2	2,883.7

Working capital (total current assets less total current liabilities) at September 30, 2013 was $586.6 million, a decline of $112.9 million from December 31, 2012. This level of working capital does not fully reflect the Company’s liquidity position because the lower historical costs assigned to U.K. refining inventories under last-in first-out accounting were $285.9 million below fair value at September 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Financial Condition (Contd.)

At September 30, 2013, long-term debt of $2,583.2 million had increased by $338.0 million compared to December 31, 2012. The increase during 2013 was essentially all related to a $338.8 million long-term capital lease obligation for production equipment placed in service at the Kakap field, offshore Malaysia. Excluding this capital lease, long-term debt would equal 20.1% of capital employed at September 30, 2013. A summary of capital employed at September 30, 2013 and December 31, 2012 follows.

	Sept. 30, 2013		Dec. 31, 2012
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$2,583.2	22.5%	$2,245.2	20.1%
Stockholders’ equity	8,918.0	77.5	8,942.0	79.9

Total capital employed	$11,501.2	100.0%	$11,187.2	100.0%

The Company’s ratio of earnings to fixed charges was 10.5 to 1 for the nine-month period ended September 30, 2013.

Cash and invested cash are maintained in several operating locations outside the United States. At September 30, 2013, cash, cash equivalents and cash temporarily invested in Canadian government securities held outside the U.S. included approximately $365 million in Canada, $577 million in Malaysia and $334 million in the United Kingdom. In certain cases, the Company could incur taxes or other costs should these cash balances be repatriated to the U.S. in future periods. This could occur due to withholding taxes and/or potential additional U.S. tax burden when less than the U.S. Federal tax rate of 35% has been paid for cash taxes in foreign locations. A lower cash tax rate is often paid in foreign countries in the early years of operations when accelerated tax deductions exist to spur oil and gas investments; cash tax rates are generally higher in later years after accelerated tax deductions in early years are exhausted. Canada collects a 5% withholding tax on any cash repatriated to the United States.

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

The United States Congress passed the Dodd-Frank Act (the Act) in 2010. As mandated by the Act, the U.S. Securities and Exchange Commission (SEC) issued rules regarding annual disclosures for purchases of “conflict minerals” and payments made to the U.S. Federal and all foreign governments by extractive industries, including oil and gas companies. “Conflict minerals”’ are defined as tin, tantalum, tungsten and gold which originate from the Democratic Republic of Congo or adjoining countries. For companies to whom the rule applies, the first annual report for conflict minerals must be filed by May 31, 2014 for the calendar year of 2013. Based on the Company’s assessment to date, it believes that the rule does not currently apply to it and, therefore, it is not required to file an annual “conflict minerals” report.

On July 2, 2013, the United States District Court for the District of Columbia vacated the SEC’s rules regarding reporting of payments made to the U.S. Federal and foreign governments. The D.C. Court found that the SEC misread the Act to mandate public disclosure of reports and that the denial of exemptions in the case of countries that prohibit public disclosures was improper. The Court remanded the matter to the SEC, which has indicated that it will restart the rulemaking process. The Company cannot predict how the SEC will alter its rules based on the Court’s findings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Outlook

Average crude oil prices in October 2013 declined slightly from the average prices during the third quarter of 2013. The Company expects its oil and natural gas production to average 199,000 barrels of oil equivalent per day in the fourth quarter 2013. U.K. downstream margins remain weak early in the fourth quarter 2013. Foreign currency exchange rates remain quite volatile. In October 2013, the U.S. dollar softened against the Malaysian ringgit which, if this continues through year-end 2013, would be expected to lead to foreign exchange losses in the fourth quarter 2013.

The Company currently anticipates total capital expenditures for the full year 2013 to be approximately $4.2 billion. The Company will primarily fund its capital program using operating cash flow, but will supplement funding where necessary using borrowings under available credit facilities. The Company’s projections call for borrowings of long-term debt during the remainder of 2013 and in 2014 to fund a portion of the capital program. If oil and/or natural gas prices weaken, actual cash flow generated from operations could be reduced such that higher than anticipated borrowings might be required to maintain funding of the Company’s ongoing development projects. Additionally, the Company has $500 million of further share repurchases available under the previously announced share buyback program of up to $1.0 billion. Through September 30, 2013, the Company had repurchased 8,044,378 shares at a cost of $500 million under the repurchase program. The level of any additional share repurchases could also influence the amount of long-term debt outstanding under credit facilities during 2013 and 2014.

The Company has announced that it plans to sell the U.K. refining and marketing business. The sale process for this U.K. business continues to progress in 2013. Should the Company be unable to sell its U.K. refining and marketing assets on acceptable terms, this could require additional borrowings under credit facilities in future periods. Additionally, depending on the net proceeds received, a sale of these operations could lead to a loss in the Consolidated Statement of Income in a future period.

Following the separation of the U.S. retail marketing business from Murphy Oil Corporation in August 2013, and after the desired sale of the U.K. downstream business, the Company will have significantly lower sales revenue as the U.S. and U.K. businesses generated a significant portion of Murphy’s consolidated revenue. The Company also anticipates that without these operations, it will no longer qualify as a member of the Fortune 500 group of companies. Murphy Oil is anticipated to be an independent oil and gas company in the future and will not have a significant refining and marketing business as a diversification to its oil and gas business. This significant decrease in revenue and change in diversification could impact the Company’s credit rating, and could, although not expected to, impact its ability to repay long-term debt obligations when due. The future sale of the U.K. downstream business is expected to lead to reclassifications of the results of this business as discontinued operations in the Company’s consolidated financial statements in a future period.

As noted above, crude oil sales prices have declined in October 2013. Should future oil or natural gas prices weaken significantly below the average prices in the third quarter 2013, it is possible that certain investments in oil and gas properties could become impaired in a future period.

Production at the Company’s Azurite oil field in Republic of the Congo is expected to end in the near future. It is possible that the Company could incur further costs, some of which may be material, upon the winding down of this field’s operations.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future events or results, are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include, but are not limited to, the volatility and level of crude oil and natural gas prices, the level and success rate of our exploration programs, our ability to maintain production rates and replace reserves, customer demand for our products, adverse foreign exchange movements, political and regulatory instability, and uncontrollable natural hazards. Factors that could cause the forecasted sale of its U.K. refining and marketing business, as discussed in this Form 10-Q, not to occur include, but are not limited to, a failure to obtain necessary regulatory approvals, a failure to obtain assurances of anticipated tax treatment, a deterioration in the business or prospects of Murphy or its U.K. downstream business, adverse developments in Murphy or its U.K. downstream business’ markets, and adverse developments in the U.S. or global capital markets, credit markets or economies in general. Additionally, the Company may be unable to sell its U.K. downstream business as it desires to do because it may fail to execute a sale of these operations on acceptable terms. For further discussion of risk factors, see Murphy’s 2012 Annual Report on Form 10-K on file with the U.S. Securities and Exchange Commission. Murphy undertakes no duty to publicly update or revise any forward-looking statements.

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

There were commodity derivative contracts in place at September 30, 2013 to hedge the sales price of certain Eagle Ford Shale and Canadian heavy oil production between October 2013 and September 2014. A 10% increase in the respective benchmark price of these commodities would have increased the recorded net liability associated for these derivative contracts by approximately $49.4 million, while a 10% decrease would have reduced the recorded net liability by a similar amount.

There were short-term derivative foreign exchange contracts in place at September 30, 2013 to hedge the value of the U.S. dollar against the Malaysian ringgit and the Canadian dollar. A 10% strengthening of the U.S. dollar against these foreign currencies would have increased the recorded net liability associated with these contracts by approximately $9.4 million, while a 10% weakening of the U.S. dollar would have decreased the recorded net liability by approximately $12.2 million. Changes in the fair value of these derivative contracts generally offset the financial statement impact of an equivalent volume of foreign currency exposures associated with other assets and/or liabilities.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2013, a subsidiary of the Company paid a $151,250 fine to the U.S. Department of Transportation for violations of the pipeline and hazardous Materials Safety Administration (PHMSA), Office of Pipeline Safety (OPS) of 49 C.F.R.R. Part 195 from an on-site pipeline safety inspection of its former Superior, Wisconsin refinery. The subsidiary had recorded an expense related to this fine in a prior year.

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
John W. Eckart, Senior Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer)

November 6, 2013

(Date)

EXHIBIT INDEX

Exhibit No.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of employee time-based restricted stock unit grant agreement

99.2	Form of non-employee director restricted stock unit award

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibits other than those listed above have been omitted since they are either not required or not applicable.