Form 10-K
period 2015-12-31
MURPHY OIL CORP /DE
filed 2016-02-26
CIK 717423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
For the transition period from to

Commission file number 1-8590

MURPHY OIL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0361522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

300 Peach Street, P.O. Box 7000,
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (as of June 30, 2015) – $7,181,298,229.

Number of shares of Common Stock, $1.00 Par Value, outstanding at January 31, 2016 was 172,034,472.

Documents incorporated by reference:

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 11, 2016 have been incorporated by reference in Part III herein.

MURPHY OIL CORPORATION

TABLE OF CONTENTS – 2015 FORM 10-K

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

The Company has transitioned from an integrated oil company to an enterprise entirely focused on oil and gas exploration and production activities.  The Company completed the sale of the remaining downstream assets in the United Kingdom (U.K.) in the second quarter of 2015 after selling its U.K. retail marketing assets during 2014.

At December 31, 2015, Murphy had 1,258 employees.

In addition to the following information about each business activity, data about Murphy’s operations, properties and business segments, including revenues by class of products and financial information by geographic area, are provided on pages 24 through 44, F-16 thru F-18,  F-49 through F-60 and F-62 of this Form 10-K report.

Interested parties may obtain the Company’s public disclosures filed with the Securities and Exchange Commission (SEC), including Form 10-K, Form 10-Q, Form 8-K and other documents, by accessing the Investor Relations section of Murphy Oil Corporation’s Web site at www.murphyoilcorp.com.

Exploration and Production

The Company’s exploration and production business explores for and produces crude oil, natural gas and natural gas liquids worldwide.  The Company’s exploration and production management team directs the Company’s worldwide exploration and production activities.  This business maintains upstream operating offices in other locations around the world, with the most significant of these including Houston, Texas, Calgary, Alberta and Kuala Lumpur, Malaysia.

During 2015, Murphy’s principal exploration and production activities were conducted in the United States by wholly owned Murphy Exploration & Production Company – USA (Murphy Expro USA), in Malaysia, Australia, Brunei, Vietnam, and Namibia by wholly owned Murphy Exploration & Production Company – International (Murphy Expro International) and its subsidiaries, and in Western Canada and offshore Eastern Canada by wholly-owned Murphy Oil Company Ltd. (MOCL) and its subsidiaries.  Murphy’s hydrocarbon production in 2015 was in the United States, Canada and Malaysia.  MOCL owns a 5% undivided interest in Syncrude Canada Ltd. in northern Alberta.  In December 2014 the Company sold 20% of its interests in Malaysia; a further sale of an additional 10% of its interests in Malaysia was completed in January 2015.  Unless otherwise indicated, all references to the Company’s oil, natural gas liquids and natural gas production volumes and proved crude oil, natural gas liquids and natural gas reserves are net to the Company’s working interest excluding applicable royalties.  Also, unless otherwise indicated, references to oil throughout this document could include crude oil, condensate and natural gas liquids where applicable volumes includes a combination of these products.

Murphy’s worldwide crude oil, condensate and natural gas liquids production in 2015 averaged 136,634 barrels per day, a decrease of 10% compared to 2014.  As described above, the Company sold 30% of its working interest in Malaysia in late 2014 and early 2015.  Production for the twelve month period ended December 31, 2015 increased 10% compared to the 2014 period as adjusted for the sale in Malaysia.  The increase in 2015 when adjusted for the sale was primarily due to higher crude oil and natural gas liquids production in the Eagle Ford Shale area of South Texas.  The Company’s worldwide sales volume of natural gas averaged 428 million cubic feet (MMCF) per day in 2015, down 4% from 2014 levels.  Production for the twelve month period ended December 31, 2015 increased 11% compared to the 2014 period as adjusted for the Malaysia sale.  The increase in natural gas sales volume in 2015 when adjusted for the sale was primarily attributable to higher gas production volumes in the Eagle Ford Shale area of South Texas and Tupper area in Western Canada.   Growth in oil and gas production volumes occurred due to further development drilling in the Eagle Ford Shale and Tupper area.  Total worldwide 2015 production on a barrel of oil equivalent basis (six thousand cubic feet of natural gas equals one barrel of oil) was 207,903 barrels per day, a decrease of 8% compared to 2014, but when adjusted for the sale in Malaysia increased 4% compared to the 2014.  If the combined sale of 30% interest in Malaysia had occurred on January 1, 2014, total pro forma daily oil and natural gas production volumes would have been approximately 135,100 barrels and 386 MMCF, respectively, in 2014.  The 30% sale in Malaysia in late 2014 and early 2015 represented 2014 production of approximately 26,600 barrels of oil equivalent per day (boepd);  excluding these volumes, pro forma 2014 production was approximately 199,400 boepd.

Total production in 2016 is currently expected to average between 180,000 and 185,000 boepd.  The projected production decrease in 2016 is primarily due to lower anticipated overall capital spending of more than 70%  worldwide due to a  forecast of continued low oil and gas prices during the year.

United States

In the United States, Murphy primarily has production of crude oil, natural gas liquids and natural gas from fields in the Eagle Ford Shale area of South Texas and in the deepwater Gulf of Mexico.  The Company produced 70,675 barrels of crude oil and gas liquids per day and approximately 87 MMCF of natural gas per day in the U.S. in 2015.  These amounts represented 52% of the Company’s total worldwide oil and 20% of worldwide natural gas production volumes.  The Company holds rights to approximately 157 thousand gross acres in South Texas in the Eagle Ford Shale unconventional oil and gas play.  Total 2015 oil and natural gas production in the Eagle Ford area was 54,883 barrels per day and approximately 38 MMCF per day, respectively.  On a barrel of oil equivalent basis, Eagle Ford production accounted for 72% of total U.S. production volumes in 2015.  Due to scale back of drilling and infrastructure development activities related to weak oil prices, production in the Eagle Ford Shale is forecast to decline and average approximately 41,200 barrels of oil and gas liquids per day and 30 MMCF of natural gas per day in 2016.  At December 31, 2015, the Company’s proved reserves in the Eagle Ford Shale area totaled 207.9 million barrels of crude oil, 32.1 million barrels of natural gas liquids, and 166 billion cubic feet of natural gas.

During 2015, approximately 28% of total U.S. hydrocarbon production was produced at fields in the Gulf of Mexico.  Approximately 84% of Gulf of Mexico production in 2015 was derived from four fields, including Dalmatian, Medusa, Front Runner and Thunder Hawk.  The Company holds a 70% interest in Dalmatian in

DeSoto Canyon Blocks 4, 48 and 134, 60% interest in Medusa in Mississippi Canyon Blocks 538/582, and 62.5% working interests in the Front Runner field in Green Canyon Blocks 338/339 and the Thunder Hawk field in Mississippi Canyon Block 734.  During 2014, the Company acquired a 29.1% non-operated interest in the Kodiak field in Mississippi Canyon Blocks 727/771.  The Kodiak field is to begin producing in the first quarter of 2016.  Total daily production in the Gulf of Mexico in 2015 was 15,792 barrels of oil and approximately 49 MMCF of natural gas.  Production in the Gulf of Mexico in 2016 is expected to total approximately 14,000 barrels of oil and gas liquids per day and 23 MMCF of natural gas per day.  At December 31, 2015, Murphy has total proved reserves for Gulf of Mexico fields of 34.2 million barrels of oil and gas liquids and 66 billion cubic feet of natural gas.  Total U.S. proved reserves at December 31, 2015 were 238.9 million barrels of crude oil, 35.4 million barrels of natural gas liquids, and 232 billion cubic feet of natural gas.

Canada

In Canada, the Company holds one wholly-owned heavy oil area and one wholly-owned natural gas area in the Western Canadian Sedimentary Basin (WCSB).  In addition, the Company owns interests in three non-operated assets – the Hibernia and Terra Nova fields offshore Newfoundland in the Jeanne d’Arc Basin and Syncrude Canada Ltd. in northern Alberta.    Daily production in 2015 in the WCSB averaged 5,456 barrels of mostly heavy oil and approximately 197 MMCF of natural gas.  The Company has 101 thousand net acres of Montney mineral rights, which includes the Tupper natural gas producing area located in northeast British Columbia.  The Company has 267 thousand net acres of mineral rights in the Seal field located in the Peace River oil sands area of northwest Alberta.  Oil and natural gas daily production for 2016 in Western Canada, excluding Syncrude, is expected to average 3,600 barrels and approximately 212 MMCF, respectively.  The decrease in oil production in 2016 arises from well declines and selective economic related well shut-ins in the Seal area due to lower heavy oil prices.  The increase in natural gas volumes in 2016 is primarily the result of new wells brought on line in the Tupper area and improved performance.  Total WCSB proved liquids and natural gas reserves at December 31, 2015, excluding Syncrude, were approximately 4.6 million barrels and 894 billion cubic feet, respectively.

Murphy has a 6.5% working interest in Hibernia, while at Terra Nova the Company’s working interest is 10.475%.  Oil production in 2015 was about 4,400 barrels of oil per day at Hibernia and 3,000 barrels per day at Terra Nova.  Hibernia production declined in 2015 due to maturity of existing wells, while Terra Nova production was slightly higher in 2015 due to higher uptime.  Oil production for 2016 at Hibernia and Terra Nova is anticipated to be approximately 5,200 barrels per day and 2,700 barrels per day, respectively.  Total proved oil reserves at

December 31, 2015 at Hibernia and Terra Nova were approximately 16.3 million barrels and 7.4 million barrels, respectively.

Murphy owns a 5% interest in Syncrude Canada Ltd., a joint venture located about 25 miles north of Fort McMurray, Alberta.  Syncrude utilizes its assets, which include three coking units, to extract bitumen from oil sand deposits and to upgrade this bitumen into a high-value synthetic crude oil.  Production in 2015 was about 11,700 net barrels of synthetic crude oil per day and is expected to average about 13,100 barrels per day in 2016.  Total proved synthetic oil reserves for Syncrude at year-end 2015 were 114.8 million barrels.

Malaysia

In Malaysia, the Company has majority interests in eight separate production sharing contracts (PSCs).  The Company serves as the operator of all these areas other than the unitized Kakap-Gumusut field.  The production sharing contracts cover approximately 3.68 million gross acres.  In December 2014 and January 2015, the Company sold 30% of its interest in most Malaysian oil and gas assets.

Murphy has a 59.5% interest in oil and natural gas discoveries in two shallow-water blocks, SK 309 and SK 311, offshore Sarawak.  Approximately 15,900 barrels of oil and gas liquids per day were produced in 2015 at Blocks SK 309/311.  Oil and gas liquids production in 2016 at fields in Blocks SK 309/311 is anticipated to total about 13,500 barrels of oil per day, with the reduction from 2015 primarily related to natural field decline.  The Company has a gas sales contract for the Sarawak area with PETRONAS, the Malaysian state-owned oil company, and has an ongoing multi-phase development plan for several natural gas discoveries on these blocks.  The gas sales contract allows for gross sales volumes of 250 MMCF per day through September 2021, but allows the Company to deliver higher sales volumes as requested.  Total net natural gas sales volume offshore Sarawak was about 122 MMCF per day during 2015 (gross 272 MMCF per day).  Sarawak net natural gas sales volumes are anticipated to be approximately 114 MMCF per day in 2016.  Total proved reserves of liquids and natural gas at December 31, 2015 for Blocks SK 309/311 were 13.3 million barrels and approximately 203 billion cubic feet, respectively.

The Company made a major discovery at the Kikeh field in deepwater Block K, offshore Sabah, Malaysia, in 2002 and added another discovery at Kakap in 2004.  An additional discovery was made in Block K at Siakap North in 2009.  The Company has interests in three Block K discovered fields, which include Kikeh (56%)  Kakap (8.6%) and Siakap North (22.4%) (hereafter “Siakap”).  Total gross acreage held by the Company in Block K as of December 31, 2015 was approximately 82,000 acres.  Production volumes at Kikeh averaged approximately 14,700 barrels of oil per day during 2015.  Oil production at Kikeh is anticipated to average approximately 10,500 barrels per day in 2016.  The reduction in Kikeh oil production in 2016 is primarily attributable to overall field decline.  The Kakap field in Block K is operated by another company and was jointly developed with the Gumusut field owned by others.   Early production began in late 2012 at Kakap via a temporary tie-back to the Kikeh production facility.  The primary Kakap main field production facility was completed and full-field production started up in October 2014.

Kakap oil production in 2015 totaled about 7,000 net barrels of oil per day.  In 2016, Kakap production is expected to average near 9,100 barrels of oil per day.  The Siakap oil discovery was developed as a unitized area with the Petai field owned by others, and the combined development is operated by Murphy, with a tie-back to the Kikeh field.  Production began in 2014 at Siakap, and daily production averaged near 4,000 barrels of oil for 2015 at this field.  In 2016, Siakap field production is expected to average 2,600 barrels of oil per day.  The Company has a Block K natural gas sales contract with PETRONAS that calls for gross sales volumes of up to 120 MMCF per day.  Gas production in Block K will continue until the earlier of lack of available commercial quantities of associated gas reserves or expiry of the Block K production sharing contract.  Natural gas production in Block K in 2015 totaled approximately 22 MMCF per day.  Daily gas production in 2016 in Block K is expected to average about 12 MMCF per day.  Total proved reserves booked in Block K as of year-end 2015 were 61.8 million barrels of crude oil and about 33 billion cubic feet of natural gas.

The Company also has an interest in deepwater Block H offshore Sabah.  In early 2007, the Company announced a significant natural gas discovery at the Rotan well in Block H.  The Company followed up Rotan with several other nearby discoveries.  Following the partial sell down, Murphy’s interests in Block H range between 42% and 56%.  Total gross acreage held by the Company at year-end 2015 in Block H was 15.99 million acres.  In early 2014, PETRONAS and the Company sanctioned a Floating Liquefied Natural Gas (FLNG) project for Block H, and agreed terms for sales of natural gas to be produced with prices tied to an oil index.  First production is currently expected at Block H in 2018.  At December 31, 2015, total natural gas proved reserves for Block H were approximately 311 billion cubic feet.

The Company has a 42% interest in a gas holding area covering approximately 2,000 gross acres in Block P.  This interest can be retained until January 2018.

In May 2013, the Company acquired an interest in shallow-water Malaysia Block SK 314A.  The PSC covers a three year exploration period.  The Company’s working interest in Block SK 314A is 59.5%.  This block includes 1.12 million gross acres.  The Company has a 70% carry of a 15% partner in this concession through the minimum work program.  The first exploration wells were drilled in 2015 for this block.

In February 2015, the Company acquired a 50% interest in offshore Block SK 2C.  The Company operates the block, which includes 1.08 million gross acres.  The concession carries one well commitment during the one-year exploration period.  The first exploration period has been extended for six months.  At the expiration of the first exploration period, the Company can opt to extend for two additional years by agreeing to drill another well.

Murphy has a 75% interest in gas holding agreements for Kenarong and Pertang discoveries made in Block PM 311 located offshore peninsular Malaysia.  An application for an extension of a gas holding agreement was presented to PETRONAS in 2014, but the application was rejected.  Due to the uncertainty of the future production of the gas discovered in Block PM 311, in 2014 the Company wrote off the prior-year well costs of $47.4 million related to Kenarong and Pertang.  The Company never included natural gas for Block PM 311 in its proved gas reserves.

Australia

In Australia, the Company holds eight offshore exploration permits and serves as operator of six of them.

The first permit was acquired in 2007 with a 40% interest in Block AC/P36 in the Browse Basin.  Murphy renewed the exploration permit for an additional five years and in that process relinquished 50% of the gross acreage; the license now covers 482 thousand gross acres and expires in 2019.  In 2012, Murphy increased its working interest in the remaining acreage to 100% and subsequently farmed out a 50% working interest and operatorship.  The existing work commitment for this license includes further geophysical work.

In May 2012, Murphy was awarded permit WA-476-P in the Carnarvon Basin, offshore Western Australia.  The Company holds 100% working interest in the permit which covers 177 thousand gross acres.  The WA-476-P permit has a primary term work commitment consisting of seismic data purchase and geophysical studies, and all primary term commitments have been completed for this permit.  This permit expires in 2018.

The Company also acquired permit WA-481-P in the Perth Basin, offshore Western Australia, in August 2012.  Murphy holds a 40% working interest and operatorship of the permit, which covers approximately 4.30 million gross acres.  The work commitment calls for 2D and 3D seismic acquisition and processing, geophysical work and three exploration wells.  Three wells were drilled on the license in 2015.  All three wells were unsuccessful and costs were expensed.  This permit expires in 2018.

In November 2012, Murphy acquired a 20% non-operated working interest in permit WA-408-P in the Browse Basin.  The permit comprises approximately 417 thousand gross acres and expires in 2016.  Two wells were drilled on the license in 2013.  The first well found hydrocarbon but was deemed commercially unsuccessful and was written off to expense.  The second well was also unsuccessful and costs were expensed in 2013.

The Company was awarded permit EPP43 in the Ceduna Basin, offshore South Australia, in October 2013.  The Company operates the concession and holds a 50% working interest in the permit covering approximately 4.08 million gross acres.  The exploration permit has commitments for 2D and 3D seismic, to which acquisition was completed in the first half of 2015.  This permit expires in 2020.

In April 2014 and June 2014, Murphy was awarded licenses AC/P57 and AC/P58 in the Vulcan Sub Basin, offshore Western Australia.  The respective blocks cover approximately 82 thousand and 692 thousand gross acres, respectively.  These exploration permits cover six years each and require 3D seismic reprocessing and a gravity survey.

In March 2015, Murphy was awarded AC/P59 license, another acreage position in the Vulcan Sub Basin, offshore Western Australia.  The block covers approximately 300 thousand gross acres.  The exploration permit covers six years and requires 3D seismic reprocessing, which began in December 2015.

Brunei

In late 2010, the Company entered into two production sharing agreements for properties offshore Brunei.  The Company had a 5% working interest in Block CA-1 and a 30% working interest in Block CA-2.  In 2015, the Company exercised a preemptive right that increased its working interest in Block CA-1 to 8.051%.  The CA-1 and CA-2 blocks cover 1.44 million and 1.49 million gross acres, respectively.  Three successful wells were drilled in Block CA-1 in 2012 and three wells were successfully drilled in Block CA-2 in 2013.  The partnership group is evaluating development options for these blocks.

Vietnam

In November 2012, the Company signed a PSC with Vietnam National Oil and Gas Group and PetroVietnam Exploration Production Company, whereby it acquired 65% interest and operatorship of Blocks 144 and 145.  The blocks cover approximately 6.55 million gross acres and are located in the outer Phu Khanh Basin.  The Company acquired 2D seismic for these blocks in 2013.

In June 2013, the Company acquired a 60% working interest and operatorship of Block 11-2/11 under a PSC.  The block covers 677 thousand gross acres.  The Company acquired 3D seismic and performed other geological and geophysical studies in this block in 2013.  This concession carries a three-well commitment.

In June 2014, the Company farmed into Block 13-03.  The Company has a 20% working interest in this concession which covers 853 thousand gross acres.  Murphy expensed an unsuccessful exploration well drilled in the block in 2014.

In August 2015, the Company signed a farm-in agreement to acquire 35% of Block 15-1/05 that is pending government approval and assignment.

Indonesia

The Company has interests in two exploration licenses in Indonesia and serves as operator of these concessions.  In December 2010, Murphy entered into a PSC in the Wokam II block, offshore West Papua, Moluccas and Papua.  Murphy has a 100% interest in the block covering 1.22 million gross acres.  The three-year work commitment called for seismic acquisition and processing, which the Company completed in 2013.  The Company requested relinquishment of this license in 2015 and final government approval is pending.

In November 2011, the Company acquired a 100% interest in a PSC in the Semai IV block, offshore West Papua.  The concession includes 873 thousand gross acres, and the agreement called for work commitments of seismic acquisition and processing, which were undertaken in 2014.  The Company requested relinquishment of this license in 2015 and final government approval is pending.

In November 2008, Murphy entered into a PSC in the Semai II block, offshore West Papua.  The Company has a 28.3% interest in the block which covered about 543 thousand gross acres after a required partial relinquishment of acreage during 2012.  3D seismic was acquired in 2010 and three unsuccessful exploration wells have been drilled in the block.  The Company requested relinquishment of this license in 2014 and final government approval is pending.

In May 2008, the Company entered into a production sharing agreement at a 100% interest in the South Barito block in south Kalimantan on the island of Borneo.  Following contractually mandated acreage relinquishment in 2012, the block covered approximately 745 thousand gross acres.  The contract granted a six-year exploration term with an optional four-year extension.  The Company requested relinquishment of this license in 2014 and final government approval is pending.

Equatorial Guinea

In December 2012, Murphy signed a PSC for block “W” offshore Equatorial Guinea, with a 45% working interest and operatorship.  The government ratified the contract in April 2013.  The block is located offshore mainland Equatorial Guinea and encompasses 557 thousand gross acres with water depths ranging from 1,200 to 2,000 meters.  The initial exploration period of five years is divided into two sub-periods, a first sub-period of three years and a second sub-period of two years.  The first sub-period may be extended one year, and the extension carries an obligation to drill one well.  Entering into the second sub-period carries an obligation to drill an additional well.  In early 2014, Murphy completed acquisition of new 3D seismic over the entire block. The Company withdrew from this block in 2015 and is currently awaiting government approval to assign its interest to the joint venture partner.

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

Cameroon

In October 2011, Murphy was granted government approval to acquire a 50% working interest and operatorship of the Ntem concession.  The working interest was acquired through a farm-out agreement of the existing production sharing contract.  The Ntem block, situated in the Douala Basin offshore Cameroon, encompasses 573 thousand gross acres, with water depths ranging from 300 to 1,900 meters.  The concession was in force majeure until January 2014.  With force majeure lifted, the Company drilled an unsuccessful exploration well on the Ntem prospect in 2014.  The Company declared force majeure again in May 2014.  The Company withdrew from this block in 2015.

Suriname

In December 2011, Murphy signed a PSC with Suriname’s state oil company, Staatsolie Maatschappij Suriname N.V. (Staatsolie), whereby it acquired a 100% working interest and operatorship of Block 48 offshore Suriname.  The block encompasses 794 thousand gross acres with water depths ranging from 1,000 to 3,000 meters.  In early 2014, Murphy farmed out a portion of its working interest in Block 48, thereby reducing its interest from 100% to 50% and in early 2015 Murphy relinquished its license in this block.

Republic of the Congo

The Company formerly had interests in Production Sharing Agreements covering two offshore blocks in Republic of the Congo – Mer Profonde Sud (MPS) and Mer Profonde Nord (MPN).  In 2005, Murphy made an oil discovery at Azurite Marine #1 in the southern block, MPS.  Total oil production in 2013 averaged 1,000 barrels per day at Azurite for the Company’s 50% interest.  The field was shut down and ceased production in the fourth quarter of 2013 and abandonment operations were completed in 2014.  Abandonment and other exit charges of $82.5 million were recorded in 2013 associated with the earlier than anticipated shutdown of the Azurite field.  The MPN block exploration license expired on December 30, 2012 and MPS block exploration license expired in March 2013.  Murphy decommissioned the Azurite field upon completion of abandonment in 2014 and has exited the country.

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

Ecuador – Discontinued Operations

Murphy sold its 20% working interest in Block 16, Ecuador in March 2009.  In October 2007, the government of Ecuador passed a law that increased its share of revenue for sales prices that exceed a base price (about $23.36 per barrel at December 31, 2008) from 50% to 99%.  The government had previously enacted a 50% revenue sharing rate in April 2006.  The Company initiated arbitration proceedings against the government in one arbitral body claiming that the government did not have the right under the contract to enact the revenue sharing provision.  In 2010, the arbitration panel determined that it lacked jurisdiction over the claim due to technicalities.  The arbitration was refiled in 2011 before a different arbitral body.  The arbitration proceeding was held in late 2014 and the Company continues to await a decision by the tribunal.  The Company’s total claim in the arbitration process is in excess of $118 million.

Proved Reserves

Total proved reserves for crude oil, synthetic oil, natural gas liquids and natural gas as of December 31, 2015 are presented in the following table.

	Proved Reserves
	Crude	Synthetic	Natural Gas
	Oil	Oil	Liquids	Natural Gas

Proved Developed Reserves:	(millions of barrels)			(billions of cubic feet)
United States	125.9	–	20.7	148.3
Canada	23.8	114.8	0.3	453.5
Malaysia	62.1	–	0.6	181.7
Total proved developed reserves	211.8	114.8	21.6	783.5

Proved Undeveloped Reserves:
United States	113.0	–	14.7	84.1
Canada	4.1	–	0.1	456.1
Malaysia	12.5	–	–	365.1
Total proved undeveloped reserves	129.6	–	14.8	905.3
Total proved reserves	341.4	114.8	36.4	1,688.8

Murphy Oil’s total proved reserves and proved undeveloped reserves increased during 2015 as presented in the table that follows:

	Total	Total Proved
	Proved	Undeveloped
(Millions of oil equivalent barrels)	Reserves	Reserves
Beginning of year	756.5	279.5
Revisions of previous estimates	16.2	(29.8)
Improved recovery	2.7	–
Extension and discoveries	98.6	98.6
Conversion to proved developed reserves	–	(42.7)
Purchases of properties	–	–
Sales of properties	(24.1)	(10.3)
Production	(75.9)	–
End of year	774.0	295.3

During 2015, Murphy added proved reserves of 17.5 million barrels of oil equivalent (mmboe).  The most significant adds to total proved reserves related to drilling and well performance in the Montney gas area of Western Canada that added 20.0 mmboe, and drilling and well performance in the Eagle Ford Shale that added 78.0 mmboe.  The Company sold an additional 10% of its oil and gas assets in Malaysia during the year which reduced its proved reserves by 24.1 mmboe.    Murphy’s total proved undeveloped reserves at December 31, 2015 increased 15.8 MMBOE from a year earlier.  The conversion of non-proved reserves to newly reported proved undeveloped reserves reported in the table as extensions and discoveries during 2015 was predominantly attributable to two areas – drilling in the Eagle Ford Shale area of South Texas and the Montney area in Western Canada as these areas had active development work ongoing during the year.  The majority of proved undeveloped reserves reductions associated with revisions of previous estimates were the result of lower oil and gas prices causing these volumes to either become uneconomical or expire due to reallocated capital.  The majority of the proved undeveloped reserves migration to the proved developed category occurred in the Eagle Ford Shale,  Gulf of Mexico

and Montney, attributed to drilling.    The Company sold an additional 10% interest in its Malaysian oil and gas properties in early 2015 which led to a reduction of proved undeveloped reserves of 10.3 MMBOE during the year.  The Company spent approximately $800.0 million in 2015 to convert proved undeveloped reserves to prove developed reserves.  The Company expects to spend about $400 million in 2016, $400 million in 2017 and $500 million in 2018 to move currently undeveloped proved reserves to the developed category.  The anticipated level of spend in 2016 primarily includes drilling in the Eagle Ford Shale and Tupper gas areas.  In computing MMBOE, natural gas is converted to equivalent barrels of oil using a ratio of six thousand cubic feet (MCF) to one barrel of oil.

At December 31, 2015, proved reserves are included for several development projects, including oil developments at the Eagle Ford Shale in South Texas and the Kakap, Kikeh and Siakap fields, offshore Sabah, Malaysia, as well as natural gas developments offshore Sarawak and offshore Block H, Malaysia.  Total proved undeveloped reserves associated with various development projects at December 31, 2015 were approximately 295 MMBOE, which is 38% of the Company’s total proved reserves.  Certain development projects have proved undeveloped reserves that will take more than five years to bring to production.  The Company operates deepwater fields in the Gulf of Mexico that have  three undeveloped locations that exceed this five-year window.  Total reserves associated with the three locations amount to less than 1% of the Company’s total proved reserves at year-end 2015.  The development of certain of these reserves stretches beyond five years due to limited well slots available, thus making it necessary to wait for depletion of other wells prior to initiating further development of these locations.  The second project that will take more than five years to develop is offshore Malaysia and makes up approximately 1% of the Company’s total proved reserves at year-end 2015.  This project is an extension of the Sarawak natural gas project and is expected to be on production in 2018 once current project production volumes decline.  Additionally, the Block H development project has undeveloped proved reserves that make up 7% of the Company’s total proved reserves at year-end 2015.  This operated project will take longer than five years from discovery to completely develop due to construction of floating LNG facilities and the remote location offshore deep waters in Sabah Malaysia.  Field start up is expected to occur in 2018, which is less than five years beyond the period that proved undeveloped reserves were first recorded.

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

Murphy provides annual training to all company reserves estimators to ensure SEC requirements associated with reserves estimation and Form 10-K reporting are fulfilled.  The training includes materials provided to each participant that outlines the latest guidance from the SEC as well as best practices for many engineering and geologic matters related to reserves estimation.

Qualifications of Manager of Corporate Reserves

The Company believes that it has qualified employees preparing oil and gas reserves estimates.  Mr. F. Michael Lasswell serves as Corporate Reserves Manager after joining the Company in 2012.  Prior to joining Murphy, Mr. Lasswell was employed as a Regional Coordinator of reserves at a major integrated oil company.  He worked in several capacities in the reservoir engineering department with the oil company from 2002 to 2012.  Mr. Lasswell earned a Bachelor’s of Science degree in Civil Engineering and a Masters of Science degree in Geotechnical Engineering from Brigham Young University.  Mr. Lasswell has experience working in the reservoir engineering field in numerous areas of the world, including the North Sea, the U.S. Arctic, the Middle East and Asia Pacific.  He serves on the Society of Petroleum Engineers (SPE) Oil and Gas Reserves Committee (OGRC) and is also co-author of a paper on the Recognition of Reserves which was published by the SPE. Mr. Lasswell has also attended numerous industry training courses.

More information regarding Murphy’s estimated quantities of proved reserves of crude oil, natural gas liquids and natural gas for the last three years are presented by geographic area on pages F-51 through F-57 of this Form 10-K report.  Murphy has not filed and is not required to file any estimates of its total proved oil or gas reserves on a recurring basis with any federal or foreign governmental regulatory authority or agency other than the U.S. Securities and Exchange Commission.  Annually, Murphy reports gross reserves of properties operated in the United States to the U.S. Department of Energy; such reserves are derived from the same data from which estimated proved reserves of such properties are determined.

Crude oil, condensate and natural gas liquids production and sales, and natural gas sales by geographic area with weighted average sales prices for each of the three years ended December 31, 2015 are shown on pages 31 and 33 of this Form 10-K Report.  In 2015, the Company’s production of oil and natural gas represented approximately 0.1% of worldwide totals.

Production expenses for the last three years in U.S. dollars per equivalent barrel are discussed beginning on page 35 of this Form 10-K report.  For purposes of these computations, natural gas sales volumes are converted to equivalent barrels of oil using a ratio of six MCF of natural gas to one barrel of oil.

Supplemental disclosures relating to oil and gas producing activities are reported on pages F-49 through F-62 of this Form 10-K report.

At December 31, 2015, Murphy held leases, concessions, contracts or permits on developed and undeveloped acreage as shown by geographic area in the following table.  Gross acres are those in which all or part of the working interest is owned by Murphy.  Net acres are the portions of the gross acres attributable to Murphy’s interest.

	Developed		Undeveloped		Total
Area (Thousands of acres)	Gross	Net	Gross	Net	Gross	Net
United States – Onshore	107	98	50	49	157	147
– Gulf of Mexico	14	6	918	563	932	569
Total United States	121	104	968	612	1,089	716

Canada – Onshore, excluding oil sands	77	77	407	385	484	462
– Offshore	101	8	43	2	144	10
– Oil sands – Syncrude	96	5	160	8	256	13
Total Canada	274	90	610	395	884	485

Malaysia	260	152	3,423	1,752	3,683	1,904
Australia	–	–	10,517	4,898	10,517	4,898
Brunei	–	–	2,935	563	2,935	563
Vietnam	–	–	8,094	4,843	8,094	4,843
Namibia	–	–	2,734	1,094	2,734	1,094
Indonesia	–	–	3,079	2,690	3,079	2,690
Equatorial Guinea	–	–	557	251	557	251
Spain	–	–	36	6	36	6
Totals	655	346	32,953	17,104	33,608	17,450

Certain acreage held by the Company will expire in the next three years.  Scheduled expirations in 2016 include 918 thousand net acres in Wokam II Block in Indonesia; 745 thousand net acres in South Barito Block in Indonesia; 218 thousand net acres in Semai IV Block in Indonesia; 670 thousand net acres in Block SK 314A in Malaysia; 36 thousand net acres in Block PM 311 in Malaysia; 427 thousand net acres in Blocks 144 and 145 in Vietnam; 81 thousand net acres in Block 11-2/11 in Vietnam; 135 thousand net acres in the United States; and 97 thousand net acres in Western Canada.  Scheduled acreage expirations in 2017 include 154 thousand net acres in Semai II Block in Indonesia; 42 thousand net acres in Block WA-408-P in Australia; 51 thousand net acres in the United States; and 41 thousand net acres in Western Canada.  Acreage currently scheduled to expire in 2018 include 655 thousand net acres in Semai IV Block in Indonesia; 142 thousand net acres in the United States; 34 thousand net acres in Blocks 13-03 in Vietnam; and 10 thousand net acres in Western Canada.

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

The following table shows the number of oil and gas wells producing or capable of producing at December 31, 2015.

	Oil Wells		Gas Wells
	Gross	Net	Gross	Net
Country
United States	769	654	19	15
Canada	433	390	219	219
Malaysia	98	51	56	35
Totals	1,300	1,095	294	269

Murphy’s net wells drilled in the last three years are shown in the following table.

	United States		Canada		Malaysia		Other		Totals
	Pro-		Pro-		Pro-		Pro-		Pro-
	ductive	Dry	ductive	Dry	ductive	Dry	ductive	Dry	ductive	Dry
2015
Exploratory	-	2.2	-	-	2.0	1.2	-	1.2	2.0	4.6
Development	109.6	-	7.0	-	15.9	-	-	-	132.5	-

2014
Exploratory	1.0	0.8	-	-	-	-	-	1.9	1.0	2.7
Development	187.2	-	48.0	11.0	16.2	-	-	-	251.4	11.0

2013
Exploratory	15.2	0.4	-	1.0	-	-	0.9	1.4	16.1	2.8
Development	161.2	-	22.0	19.0	16.3	-	-	-	199.5	19.0

The Canadian dry development wells shown above in 2013 and 2014 are stratigraphic wells used to obtain information about Seal area heavy oil reservoirs.  These wells will not be used to produce oil.

Murphy’s drilling wells in progress at December 31, 2015 are shown in the following table.  The year-end well count includes wells awaiting various completion operations.  The U.S. net wells included below are essentially all located in the Eagle Ford Shale area of South Texas.

	Exploratory		Development		Total
Country	Gross	Net	Gross	Net	Gross	Net
United States	-	-	38	36.0	38	36.0
Canada	-	-	2	2.0	2	2.0
Malaysia	-	-	1	0.6	1	0.6
Totals	-	-	41	38.6	41	38.6

Refining and Marketing – Discontinued Operations

The Company completed the separation of its former retail marketing business in the United States on August 30, 2013, through a distribution of 100% of the shares of Murphy USA Inc. (MUSA) to shareholders of Murphy Oil.  MUSA is a stand-alone, publicly owned company which is listed on the New York Stock Exchange under the ticker symbol “MUSA.”

The Company decommissioned the Milford Haven refinery units and completed the sale of its remaining downstream assets in the U.K. in the second quarter of 2015 for cash proceeds of $5.5 million.  The Company has accounted for this U.K. downstream business as discontinued operations for all periods presented.

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

Further information on environmental matters and their impact on Murphy are contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 43 and 44.

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

Item 1A. RISK FACTORS

Current low oil prices may adversely affect the Company’s operations in several ways in the future.

As noted elsewhere in this report, crude oil prices were significantly weaker in 2015 than in prior years.  Oil prices have continued to slide into early 2016.  These low oil prices have adversely affected the company in several ways, and could continue to do so in 2016 as noted below:

•	The lower sales value for the Company’s oil production has hurt cash flows and net income. The current low commodity prices are expected to continue this trend into 2016.

•

Lower cash flows have caused the Company to reduce its capital expenditure program, thereby potentially hampering its ability to grow production and add proved reserves.  The Company may be forced to continue to reduce its capital expenditures to balance its cash positions going forward.

•

Lower expected future oil prices led to significant impairment expenses in 2015.  Further reductions for future oil prices in 2016 could lead to more impairment charges,  some of which could be significant.

•

Low oil prices could lead to reductions in the Company’s proved reserves in 2016.  Low prices could make certain of the Company’s proved reserves uneconomic, which in turn could lead to removal of certain of the Company’s 2015 year-end reported proved oil reserves in future periods.    These reserve reductions could be significant.

•

Major credit rating agencies have initiated or completed credit reviews of many oil and gas companies, including Murphy Oil.  The low oil prices have hurt oil companies financial metrics, and the credit rating agencies tend to lower credit ratings during such periods of low commodity prices.  In addition, banks and other suppliers of financing capital may reduce their lending limits to oil companies due to weak oil prices. At December 31, 2015, Murphy’s long-term debt was rated “BBB” with a negative outlook by Standard and Poor’s (S&P), “BBB-” with a negative outlook by Fitch Ratings (Fitch), and “Baa3” with a negative outlook by Moody’s Investor Services (Moody’s).   In February 2016, S&P, Fitch, and Moody’s each downgraded the Company’s credit rating on its outstanding notes.  The Company’s long-term debt ratings are currently “BBB-” with stable outlook by S&P, “BB+” with stable outlook by Fitch, and “B1” with negative outlook by Moody’s.  Fitch’s and Moody’s actions reduced the Company’s credit rating to below investment grade status.  These downgrades could adversely affect our cost of capital and our ability to raise debt in public markets in future periods.

Certain of these effects are further discussed in risk factors that follow.

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

Proved reserves of crude oil, natural gas liquids (NGL) and natural gas included in this report on pages

F-51 through F-57 have been prepared by qualified Company personnel or qualified independent engineers based on an unweighted average of crude oil, NGL and natural gas prices in effect at the beginning of each month of the respective year as well as other conditions and information available at the time the estimates were prepared.  Estimation of reserves is a subjective process that involves professional judgment by engineers about volumes to be recovered in future periods from underground oil and natural gas reservoirs.  Estimates of economically recoverable crude oil, NGL and natural gas reserves and future net cash flows depend upon a number of variable factors and assumptions, and consequently, different engineers could arrive at different estimates of reserves and future net cash flows based on the same available data and using industry accepted engineering practices and scientific methods.  Under existing SEC rules, reported proved reserves must be reasonably certain of recovery in future periods.

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

The Company’s proved undeveloped reserves represent significant portions of total proved reserves.  As of December 31, 2015, approximately 28% of the Company’s crude oil proved reserves, 41% of natural gas liquids proved reserves and 54% of natural gas proved reserves are undeveloped.  The ability of the Company to reclassify these undeveloped proved reserves to the proved developed classification is generally dependent on the successful completion of one or more operations, which might include further development drilling, construction of facilities or pipelines, and well workovers.

The discounted future net revenues from our proved reserves as reported on pages F-61 and F-62 should not be considered as the market value of the reserves attributable to our properties.  As required by generally accepted accounting principles (GAAP), the estimated discounted future net revenues from our proved reserves are based on an unweighted average of the oil and natural gas prices in effect at the beginning of each month during the year.  Actual future prices and costs may be materially higher or lower than those used in the reserves computations.

In addition, the 10 percent discount factor that is required to be used to calculate discounted future net revenues for reporting purposes under GAAP is not necessarily the most appropriate discount factor based on our cost of capital and the risks associated with our business and the crude oil and natural gas business in general.

Volatility in the global prices of crude oil, natural gas liquids and natural gas significantly affects the Company’s operating results.

Among the most significant variables affecting the Company’s results of operations are the sales prices for crude oil and natural gas that it produces.  West Texas Intermediate (WTI) crude oil prices averaged about $49 per barrel in 2015, compared to $93 per barrel in 2014 and $98 per barrel in 2013.  The closing price for WTI at the end of 2015 was approximately $37 per barrel.  As demonstrated by the significant decline in WTI crude oil prices in late 2014 and 2015, prices can be quite volatile.  The average NYMEX natural gas sales price was $2.61 per thousand cubic feet (MCF) in 2015, down from $4.34 per MCF in 2014 and $3.73 per MCF in 2013.  The closing price for NYMEX natural gas trades as of December 31, 2015, was $2.34 per MCF.  As demonstrated in 2013 through 2015, the sales prices for crude oil and natural gas can be significantly different in U.S. markets compared to markets in foreign locations.  A small percentage of the Company’s crude oil production is heavy and more sour than WTI quality crude; therefore, this crude oil usually sells at a discount to WTI and other light and sweet crude oils.  In addition, the sales prices for heavy and sour crude oils do not always move in relation to price changes for WTI and lighter/sweeter crude oils.  Certain crude oils produced by the Company, including certain U.S. and Canadian crude oils and all crude oil produced in Malaysia, generally price off oil indices other than WTI, and these indices are influenced by different supply and demand forces than those that affect the U.S. WTI prices.  The most common crude oil indices used to price the Company’s crude include Louisiana Light Sweet (LLS), Brent and Malaysian crude oil indices.  Certain natural gas production offshore Sarawak have been sold in recent years at a premium to average North American natural gas prices due to pricing structures built into the sales contracts.  Associated natural gas produced at fields in Block K offshore Sabah are sold at heavily discounted prices compared to North American gas prices as stipulated in the sales contract.  The Company cannot predict how changes in the sales prices of oil and natural gas will affect its results of operations in future periods.  The Company often seeks to hedge a portion of its exposure to the effects of changing prices of crude oil and natural gas by purchasing forwards, swaps and other forms of derivative contracts.

Exploration drilling results can significantly affect the Company’s operating results.

The Company drills exploratory wells each year which subjects its exploration and production operating results to significant exposure to dry holes expense, which may have adverse effects on, and create volatility for, the Company’s results of operations.  In 2015, wildcat wells were primarily drilled offshore Australia, Malaysia and in the Gulf of Mexico.  The Company’s 2016 planned exploratory drilling program includes only commitment wells in Block SK 314A in Malaysia and Blocks 11-21/11 and 15-1/05 in Vietnam.

Potential federal or state regulations could increase the Company’s costs and/or restrict operating methods, which could adversely affect its production levels.

The Company uses a technique known as hydraulic fracturing whereby water, sand and certain chemicals are injected into deep oil and gas bearing reservoirs in North America.  This process creates fractures in the rock formation within the reservoir which enables oil and natural gas to migrate to the wellbore.  The Company primarily uses this technique in the Eagle Ford Shale in South Texas and in Western Canada.  This practice is generally regulated by the states, but at times the U.S. has proposed additional regulation under the Safe Drinking Water Act.  In June 2011, the State of Texas adopted a law requiring public disclosure of certain information regarding the components used in the hydraulic fracturing process.  The Provinces of British Columbia and Alberta have also issued regulations related to hydraulic fracturing activities under their jurisdictions.  It is possible that the states, the U.S., Canadian provinces and certain municipalities adopt further laws or regulations which could render the process unlawful, less effective or drive up its costs.  If any such action is taken in the future, the Company’s production levels could be adversely affected or its costs of drilling and completion could be increased.

In April 2015, the U.S. Department of the Interior’s Bureau of Safety and Environmental Enforcement (BSEE) announced proposed broad regulatory changes related to well design, well control, casing, cementing, real-time monitoring, and subsea containment, among other items known broadly as the Well Control Rule.  Final regulations are expected in 2016, with compliance required over the next several years.  Although changes to the proposed rule could be made during the regulatory process, the rule could significantly increase the Company’s future costs in the U.S. Gulf of Mexico.

Hydraulic fracturing exposes the Company to operational and regulatory risks and third party claims.

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

Murphy usually must spend and risk a significant amount of capital to find and develop reserves before revenue is generated from production.  Although most capital needs are funded from operating cash flow, the timing of cash flows from operations and capital funding needs may not always coincide, and the levels of cash flow generated by operations may not fully cover capital funding requirements, especially in periods of low commodity prices such as those experienced in 2015 and early 2016.  Therefore, the Company maintains financing arrangements with lending institutions to meet certain funding needs.  The Company must periodically renew these financing arrangements based on foreseeable financing needs or as they expire.  The Company’s primary bank financing facility has a capacity of $2.0 billion and matures in May 2017.  There is the possibility that financing arrangements may not always be available at sufficient levels required to fund the Company’s activities in future periods.  On February 18, 2016, Moody’s Investor Services downgraded the Company’s senior unsecured notes to a “B1” rating, effectively reducing the Company’s credit to below investment grade status.  The ability of the Company to obtain future debt financing may be adversely affected by this credit rating downgrade. Also, in February, Fitch Rating downgraded the Company’s notes to below investment grade.  These downgrades could adversely affect our cost of capital and our ability to raise debt as needed in public markets in future periods.  Additionally, in order to obtain debt financing in future years, the Company may have to provide more security to its lenders.  Additionally, should low oil and gas prices continue in 2016 and 2017, the ability of the Company to renew its revolving credit facility that matures in May 2017 and repay or refinance its $550 million note that matures in December 2017 may be adversely impacted.  The Company has a shelf registration statement on file with the U.S. Securities and Exchange Commission that permits the offer and sale of debt and/or equity securities through October 2018.  Although not considered likely, the Company may not be able in the future to sell notes in the marketplace.

Murphy has limited or virtually no control over several factors that could adversely affect the Company.

The ability of the Company to successfully manage development and operating costs is important because virtually all of the products it sells are energy commodities such as crude oil, natural gas liquids and natural gas, for which the Company has little or no influence on the sales prices or regional and worldwide consumer demand for these products.  Changes in commodity prices also impact the volume of production attributed to the Company under production sharing contracts in Malaysia.  Economic slowdowns, such as those experienced in 2008 and 2009, had a detrimental effect on the worldwide demand for these energy commodities, which effectively led to reduced prices for oil and natural gas for a period of time.  An oversupply of crude oil in 2015 led to a severe decline in worldwide oil prices.  Lower prices for crude oil and natural gas inevitably lead to lower earnings for the Company.  The Company also often experiences pressure on its operating and capital expenditures in periods of strong crude oil and natural gas prices because an increase in exploration and production activities due to high oil and gas sales prices generally leads to higher demand for, and consequently higher costs for, goods and services in the oil and gas industry.  The current low crude oil price environment in 2015 and early 2016 has caused the Company to reduce discretionary drilling programs, which in turn, hurts the Company’s future production levels and future cash flow generated from operations.

Many of the Company’s major oil and natural gas producing properties are operated by others.  Therefore, Murphy does not fully control all activities at certain of its significant revenue generating properties.  During 2015, approximately 15% of the Company’s total production was at fields operated by others, while at December 31, 2015, approximately 22% of the Company’s total proved reserves were at fields operated by others.

Murphy’s operations and earnings have been and will continue to be affected by worldwide political developments.

Many governments, including those that are members of the Organization of Petroleum Exporting Countries (OPEC), unilaterally intervene at times in the orderly market of crude oil and natural gas produced in their countries through such actions as setting prices, determining rates of production, and controlling who may buy and sell the production.  As of December 31, 2015, approximately 21% of the Company’s proved reserves, as defined by the U.S. Securities and Exchange Commission, were located in countries other than the U.S. and Canada.  Certain of the reserves held outside these two countries could be considered to have more political risk.  In addition, prices and availability of crude oil, natural gas and refined products could be influenced by political unrest and by various governmental policies to restrict or increase petroleum usage and supply.  Other governmental actions that could affect Murphy’s operations and earnings include expropriation, tax changes, royalty increases, redefinition of international boundaries, preferential and discriminatory awarding of oil and gas leases, restrictions on drilling and/or production, restraints and controls on imports and exports, safety, and relationships between employers and employees.  Governments could also initiate regulations concerning matters such as currency fluctuations, protection and remediation of the environment, and concerns over the possibility of global warming or other climate change being affected by human activity including the production and use of hydrocarbon energy.  Additionally, because of the numerous countries in which the Company operates, certain other risks exist, including the application of the U.S. Foreign Corrupt Practices Act, the Canada Corruption of Foreign Officials Act, the Malaysia Anti-Corruption Commission Act, the U.K. Bribery Act, and similar anti-corruption compliance statutes.  Because these and other factors too numerous to list are subject to changes caused by governmental and political considerations and are often made in response to changing internal and worldwide economic conditions and to actions of other governments or specific events, it is not practical to attempt to predict the effects of such factors on Murphy’s future operations and earnings.

Murphy’s business is subject to operational hazards, security risks and risks normally associated with the exploration for and production of oil and natural gas.

The Company operates in urban and remote, and often inhospitable, areas around the world.  The occurrence of an event, including but not limited to acts of nature such as hurricanes, floods, earthquakes and other forms of severe weather, and mechanical equipment failures, industrial accidents, fires, explosions, acts of war, civil unrest, piracy and acts of terrorism could result in the loss of hydrocarbons and associated revenues, environmental pollution or contamination, personal injury, including death, and property damages for which the Company could be deemed to be liable, and which could subject the Company to substantial fines and/or claims for punitive damages.

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

In addition, the Company has risks associated with cybersecurity attacks.  Although the Company maintains processes and systems to monitor and avoid damages from security threats, there can be no assurance that such processes and systems will successfully avert such security breaches.  A successful  breach could lead to system disruptions, loss of data or unauthorized release of highly sensitive data. This could lead to property or environmental damages and could have an adverse effect on the Company’s revenues and costs.

Murphy’s insurance may not be adequate to offset costs associated with certain events and there can be no assurance that insurance coverage will continue to be available in the future on terms that justify its purchase.

Murphy maintains insurance against certain, but not all, hazards that could arise from its operations.  The Company maintains liability insurance sufficient to cover its share of gross insured claim costs up to approximately $700 million per occurrence and in the annual aggregate.  Generally, this insurance covers various types of third party claims related to personal injury, death and property damage, including claims arising from “sudden and accidental” pollution events.  The Company also maintains insurance coverage with an additional limit of $400 million per occurrence ($850 million for Gulf of Mexico operations not related to a named windstorm), all or part of which could be applicable to certain sudden and accidental pollution events.  These policies have deductibles ranging from $10 to $25 million.  The occurrence of an event that is not insured or not fully insured could have a material adverse effect on the Company’s financial condition and results of operations in the future.

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

The Company’s worldwide operational scope exposes it to risks associated with foreign currencies.  Most of the Company’s business is transacted in U.S. dollars, therefore, the Company and most of its subsidiaries are U.S. dollar functional entities for accounting purposes.  However, the Canadian dollar is the functional currency for all Canadian operations and the British pound is the functional currency for most remaining U.K. discontinued operations.  In certain countries, such as Canada, Malaysia and the United Kingdom, significant levels of transactions occur in currencies other than the functional currency.  In Malaysia, such transactions include tax payments, while in Canada, certain crude oil sales are priced in U.S. dollars.  This exposure to currencies other than the functional currency can lead to significant impacts on consolidated financial results.  Exposures associated with current and deferred income tax liability balances in Malaysia are generally not hedged.  A strengthening of the Malaysian ringgit against the U.S. dollar would be expected to lead to currency losses in consolidated operations; gains would be expected if the ringgit weakens versus the dollar.  Foreign exchange exposures between the U.S. dollar and the British pound are not hedged.  The Company would generally expect to incur currency losses when the U.S. dollar strengthens against the British pound and would conversely expect currency gains when the U.S. dollar weakens against the pound.  In Canada, currency risk is often managed by selling forward U.S. dollars to match the collection dates for crude oil sold in that currency.  See Note L in the consolidated financial statements for additional information on derivative contracts.

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

Item 1B. UNRESOLVED STAFF COMMENTS

The Company had no unresolved comments from the staff of the U.S. Securities and Exchange Commission as of December 31, 2015.

Item 2. PROPERTIES

Descriptions of the Company’s oil and natural gas properties are included in Item 1 of this Form 10-K report beginning on page 1.  Information required by the Securities Exchange Act Industry Guide No. 2 can be found in the Supplemental Oil and Gas Information section of this Annual Report on Form 10-K on pages F-49 to F-62 and in Note E – Property, Plant and Equipment beginning on page F-16.

Executive Officers of the Registrant

Present corporate office, length of service in office and age at February 1, 2016 of each of the Company’s executive officers are reported in the following listing.  Executive officers are elected annually, but may be removed from office at any time by the Board of Directors.

Roger W. Jenkins – Age 54; Chief Executive Officer since August 2013.  Mr. Jenkins served as Chief Operating Officer from June 2012 to August 2013.  Mr. Jenkins was Executive Vice President Exploration and Production from August 2009 through August 2013 and has served as President of the Company’s exploration and production subsidiary since January 2009.

Walter K. Compton – Age 53; Executive Vice President and General Counsel since February 2014.  Mr. Compton was Senior Vice President and General Counsel from March 2011 to February 2014.  He was Vice President, Law from February 2009 to February 2011.

John W. Eckart – Age 57; Executive Vice President and Chief Financial Officer since March 2015.  Mr. Eckart was Senior Vice President and Controller from December 2011 to March 2015.

Keith Caldwell – Age 54, Senior Vice President and Controller since March 2015.  Mr. Caldwell was Vice President, Finance from April 2010 to March 2015.

Kelli M. Hammock – Age 44; Senior Vice President, Administration since February 2014.  Ms. Hammock was Vice President, Administration from December 2009 to February 2014.

K. Todd Montgomery – Age 51; Senior Vice President, Corporate Planning & Services since March 2015.  Mr. Montgomery served as Vice President, Corporate Planning & Services from February 2014 to March 2015.

E. Ted Botner – Age 51; Vice President, Law and Secretary since March 2015.  Mr. Botner was Secretary and Manager, Law from August 2013 to March 2015.

Tim F. Butler – Age 53; Vice President, Tax since August 2013.  Mr. Butler was General Manager, Worldwide Taxation from August 2007 to August 2013.

John B. Gardner – Age 47; Vice President and Treasurer since March 2015.  Mr. Gardner served as Treasurer from August 2013 to March 2015.

Barry F.R. Jeffery – Age 57; Vice President, Insurance, Security and Risk since July 2015.  Mr. Jeffery was

Vice-President, Investor Relations from August 2013 to July 2015.

Allan J. Misner – Age 49; Vice President, Internal Audit since February 2014.  Mr. Misner served as Director, Internal Audit from 2007 to 2014.

Kelly L. Whitley – Age 50; Vice President, Investor Relations and Communications since July 2015.  Ms. Whitley joined the Company in 2015 following 20 years of investor relations experience with exploration and production as well as oil field services companies in the U.S. and Canada.

Item 3. LEGAL PROCEEDINGS

Murphy and its subsidiaries are engaged in a number of other legal proceedings, all of which Murphy considers routine and incidental to its business.  Based on information currently available to the Company, the ultimate resolution of matters referred to in this item is not expected to have a material adverse effect on the Company’s net income or loss, financial condition or liquidity in a future period.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the New York Stock Exchange using “MUR” as the trading symbol.  There were 2,713 stockholders of record as of December 31, 2015.  Information as to high and low market prices per share and dividends per share by quarter for 2015 and 2014 are reported on page F-63 of this Form 10-K report.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

The following graph presents a comparison of cumulative five-year shareholder returns (including the reinvestment of dividends) as if a $100 investment was made on December 31, 2010 for the Company, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the NYSE Arca Oil Index.  This performance information is “furnished” by the Company and is not considered as “filed” with this Form 10-K report and it is not incorporated into any document that incorporates this Form 10-K report by reference.

MURPHY OIL CORPORATION
Comparison of Five-Year Cumulative Shareholder Returns
Source: Bloomberg L.P.
MURPHY OIL CORP
S&P 500 INDEX
NYSE Arca Oil
200
150
100
50
0
2010
2011
2012
2013
2014
2015
100
104
102
76
118
108
87
157
135
112
178
125
89
181
103
41

	2010	2011	2012	2013	2014	2015
Murphy Oil Corporation	$100	76	87	112	89	41
S&P 500 Index	100	102	118	157	178	181
NYSE Arca Oil Index	100	104	108	135	125	103

Item 6. SELECTED FINANCIAL DATA

	2015	2014	2013		2012		2011
(Thousands of dollars except per share data)
Results of Operations for the Year
Sales and other operating revenues	$2,787,116	5,288,933	5,312,686		4,608,563		4,222,520
Net cash provided by continuing operations	1,183,369	3,048,639	3,210,695		2,911,380		1,688,884
Income (loss) from continuing operations	(2,255,772)	1,024,973	888,137		806,494		539,198
Net income (loss)	(2,270,833)	905,611	1,123,473		970,876		872,702
Cash dividends – diluted	244,998	236,371	235,108		228,288		212,752
– special	–	–	–		486,141		–
Per Common share – diluted
Income (loss) from continuing operations	$(12.94)	5.69	4.69		4.14		2.77
Net income (loss)	(13.03)	5.03	5.94		4.99		4.49
Average common shares outstanding – diluted	174,351	180,071	189,271		194,669		194,512
Cash dividends per Common share	1.40	1.325	1.25		3.675	1	1.10
Capital Expenditures for the Year[2]
Continuing operations
Exploration and production	$2,127,197	3,742,541	3,943,956	3	4,185,028		2,748,008
Corporate and other	59,886	14,453	22,014		8,077		5,218
	2,187,083	3,756,994	3,965,970		4,193,105		2,753,226
Discontinued operations	159	12,349	154,622		190,881		190,586
	$2,187,242	3,769,343	4,120,592		4,383,986		2,943,812

Financial Condition at December 31
Current ratio	0.86	1.04	1.09		1.21		1.22
Working capital (deficit)	$(226,213)	131,262	284,612		699,502		622,743
Net property, plant and equipment	9,818,365	13,331,047	13,481,055		13,011,606		10,475,149
Total assets	11,493,812	16,742,307	17,509,484		17,522,643		14,138,138
Long-term debt	3,040,594	2,536,238	2,936,563		2,245,201		249,553
Stockholders’ equity	5,306,728	8,573,434	8,595,730		8,942,035		8,778,397
Per share	30.85	48.30	46.87		46.91		45.31
Long-term debt – percent of capital employed[4]	36.4	22.8	25.5		20.1		2.8

Stockholder and Employee Data at December 31
Common shares outstanding (thousands)	172,035	177,500	183,407		190,641		193,723
Number of stockholders of record	2,713	2,556	2,598		2,361		2,212
Number of employees	1,258	1,712	1,875		9,185		8,610

[1]	Includes special dividend of $2.50 per share paid on December 3, 2012.
[2]

Capital expenditures include accruals for incurred but unpaid capital activities, while property additions and dry holes in the Statements of Cash Flows are cash-based capital expenditures and do not include capital accruals and geological, geophysical and certain other exploration expenses that are not eligible for capitalization under oil and gas accounting rules.

[3]	Excludes property addition of $358.0 million associated with non-cash capital lease at the Kakap field.
[4]

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

Significant Company operating and financial highlights during 2015 were as follows:

•

Completed the sale of 10% of its interest in Malaysia assets for a price of $417.2 million.  The Company recorded an after-tax gain of $218.8 million on the sale.  Total proceeds received from the 30% sale over 2015 and 2014 totaled $1.87 billion after post closing adjustments.

•	Produced 208,000 barrels of oil equivalent per day.

•

Ended 2015 with proved reserves, totaling 774.0 million barrels of oil equivalent, and replaced proved reserves equal to 123% of production on a barrel of oil equivalent basis during the year, including the 10% Malaysia sell-down in 2015.

•	Reduced lease operating expense per barrel oil equivalent by 18 percent year-over-year.

•	Lowered G&A expense by approximately 16 percent year-over-year.

•	Completed the sale of U.K. downstream operations.

The Company decommissioned the Milford Haven refinery units and completed the sale of its remaining downstream assets in the U.K. in the second quarter of 2015 for cash proceeds of $5.5 million.  The Company has accounted for this U.K. downstream business as discontinued operations for all periods presented.

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

Changes in the price of crude oil and natural gas have a significant impact on the profitability of the Company, especially the price of crude oil as oil represented 61% of total hydrocarbons produced on an energy equivalent basis (one barrel of crude oil equals six thousand cubic feet of natural gas) in 2015.  In 2016, the Company’s ratio of hydrocarbon production represented by oil is expected to be essentially the same as 2015.  When oil-price linked natural gas in Malaysia is combined with oil production, the Company’s 2016 total expected production is approximately 70% linked to the price of oil.  If the prices for crude oil and natural gas remains weak in 2016 or beyond, this will have an unfavorable impact on the Company’s operating profits.  As described on page 51, the Company has entered into fixed price derivative swap contracts in the United States that will reduce its exposure to changes in crude oil prices for approximately 42% of its 2016 U.S. oil production and holds forward delivery contracts that will reduce its exposure to changes in natural gas prices for approximately 28% of the natural gas it expects to produce in Western Canada in 2016.

Oil prices and North American natural gas prices weakened in 2015 compared to the 2014 period.  The sales price for a barrel of West Texas Intermediate (WTI) crude oil averaged $48.80 in 2015, $93.00 in 2014 and $98.00 in 2013.  The sales price for a barrel of Platts Dated Brent crude oil declined to $52.46 per barrel in 2015, following averages of $99.00 per barrel and $108.66 per barrel in 2014 and 2013, respectively.  Both the WTI index and Dated Brent experienced a 47% decrease in 2015.  During 2015 the discount for WTI crude compared to Dated Brent narrowed compared to the two prior years.  The WTI to Dated Brent discount was $3.66 per barrel during 2015, compared to $6.00 per barrel in 2014 and $10.61 per barrel in 2013.  In early 2016, Dated Brent has been trading near par or at a slight discount to WTI.  Worldwide oil prices began to weaken in the fall of 2014 and continued to soften throughout 2015.  The softening of prices beginning in late 2014 and continuing into 2015 caused average oil prices for both 2015 and 2014 periods to be below the average levels achieved in 2013.  The NYMEX natural gas price per million British Thermal Units (MMBTU) averaged $2.61 in 2015, $4.33 in 2014 and $3.73 in 2013.  NYMEX natural gas prices in 2015 were  40% below the average price in 2014, with the price decrease generally caused by domestic production elevating inventories to record levels and a much warmer than normal fourth quarter reducing residential demand. NYMEX natural gas prices in 2014 were 16% above the average price experienced in 2013, with the price increase generally caused by colder average winter season temperatures in North America in the later year.  On an energy equivalent basis, the market continued to discount North American natural gas and NGL compared to crude oil in 2015.  Crude oil prices in early 2016 have been significantly below the 2015 average prices, and natural gas prices in North America in 2016 have thus far been below the 2015  levels due to excess supply partially due to warmer than normal temperatures across much of the Northern U.S. during the early winter season of 2015-2016.

Results of Operations

Murphy Oil’s results of operations, with associated diluted earnings per share (EPS), for the last three years are presented in the following table.

	Years Ended December 31,
(Millions of dollars, except EPS)	2015	2014	2013
Net income (loss)	$(2,270.8)	905.6	1,123.5
Diluted EPS	(13.03)	5.03	5.94

Income (loss) from continuing operations	$(2,255.8)	1,025.0	888.1
Diluted EPS	(12.94)	5.69	4.69

Income (loss) from discontinued operations	$(15.0)	(119.4)	235.4
Diluted EPS	(0.09)	(0.66)	1.25

Murphy Oil’s net loss in 2015 was primarily caused by impairment expense to reduce the carrying value of certain properties in the Gulf of Mexico, Western Canada and Malaysia, lower realized sales prices for oil and natural gas, lower oil and natural gas sales volumes, and the costs of exiting deepwater rig contracts in the Gulf of Mexico.    Results of continuing operations in 2015 were $3,280.8 million worse than 2014 and included a $218.8 million after-tax gain on sale of 10% of the Company’s oil and gas assets in Malaysia.  Results in 2014 included a $321.4 million after-tax gain on sale of 20% of the Company’s oil and gas assets in Malaysia.  Excluding this gain in Malaysia from both years,  results from continuing operations in 2015 were $3,178.2 million below the prior year, primarily due to the reasons mentioned above.  In 2015 and 2014, the Company’s U.K. refining and marketing operations generated losses of $14.8 million and $120.6 million, respectively, which led to overall losses from discontinued operations in each year.

The Company’s net income in 2014 was 19% lower than 2013, primarily due to an unfavorable variance in the results of discontinued operations between years.  In August 2013, the Company distributed to its shareholders through a spin-off transaction all of the U.S. retail marketing operations.  This business generated after-tax income of $134.8 million in 2013.  Additionally, in early 2013, the Company sold all of its U.K. oil and gas assets, which including a gain on the disposal, generated income of $219.8 million in 2013.  In 2014 and 2013, the Company’s U.K. refining and marketing operations generated losses of $120.6 million and $119.2 million, respectively.  Income from continuing operations in 2014 exceeded 2013 results by 15% and included a $321.4 million after-tax gain on sale of 20% of the Company’s oil and gas assets in Malaysia.  Excluding this gain in Malaysia, profits from continuing operations in 2014 were $184.5 million below the prior year, primarily due to lower average realized oil sales prices during 2014 compared to 2013.

Further explanations of each of these variances are found in more detail in the following sections.

2015 vs. 2014 – Net loss in 2015 totaled $2,270.8 million ($13.03 per diluted share) compared to 2014 net income of $905.6 million ($5.03 per diluted share).  Continuing operations results in 2015 were significantly weaker,  recording a loss of  $2,255.8 million ($12.94 per diluted share), while 2014 had income of $1,025.0 million ($5.69 per diluted share).  The 2015 unfavorable variance for results of continuing operations was primarily associated with impairment expense, lower realized sales prices for oil and natural gas, lower oil and natural gas sales volumes, costs of existing deepwater rig contracts in the Gulf of Mexico, a  deferred tax charge associated with a distribution from a foreign subsidiary,  and lower after-tax gains generated from sale of oil and gas assets in Malaysia, partially offset by higher unrealized gains on crude oil contracts.  Lower oil and gas production volumes and lower costs for services led to lower overall extraction costs in 2015.  The 2015 results were also favorably affected by higher foreign exchange gains and lower overall administrative costs.  The results of discontinued operations were a loss of $15.0 million ($0.09 per diluted share) in 2015 compared to a loss of $119.4 million ($0.66 per diluted share) in 2014.  The prior year’s results for discontinued operations included an impairment charge associated with its Milford Haven, Wales refinery, partially offset by a gain on disposition of the U.K. retail marketing fuel stations in the prior year.

Sales and other operating revenues in 2015 were $2.5 billion below 2014 due to both weaker oil and natural sales prices and lower oil and natural gas sales volumes in the current year compared to the prior year.  Average crude oil sales prices and North American natural gas sales prices realized in 2015 fell by 45%  and 37%, respectively, compared to the prior year and sales volumes fell by approximately 7% in 2015 on a barrel of oil equivalent basis.  Realized oil prices were significantly lower in 2015 due to an oversupply of crude oil available on a worldwide scale.  The decrease in sales volumes was mostly attributable to the late 2014 and early 2015 sale of a combined 30% interest in its Malaysia assets nearly offset by growth in the Eagle Ford Shale in South Texas and higher production from the Tupper area in Western Canada.  Gain on sale of assets was $15.3 million higher in 2015, primarily associated with a pretax gain of $155.1 million generated on sale of 10% of the Company’s oil and gas assets in Malaysia compared to $144.8 million gain on sale of 20% in 2014.  Interest and other income in 2015 was $43.6 million above 2014 levels primarily due to higher profits realized on changes in foreign exchange rates during the current year.  Lease operating expenses declined $257.6 million in 2015 compared to 2014 essentially due to sale of interests in Malaysia, lower service costs, cost saving initiatives and a lower average foreign exchange rate in Canada.  Severance and ad valorem taxes decreased by $41.4 million in 2015 primarily due to lower average realized sales prices for oil and natural gas volumes in the United States.  Exploration expenses were $42.7 million less than the prior year primarily due to lower geological and geophysical costs and lower exploration costs in other foreign areas.  Selling and general expenses in 2015 decreased by nearly 16% from 2014 as the Company implemented key organizational changes including lowering staffing levels by over 20% from end of the prior year.  Depreciation, depletion and amortization expenses fell by $286.4 million due to both lower volume sold and lower per-unit capital amortization rates.  Impairment expense associated with asset writedowns increased by $2.4 billion primarily due to the significant decline in current and future oil prices during 2015 resulting in writedowns of assets in the Seal heavy oil field in Western Canada and oil and natural gas fields offshore Malaysia and deepwater Gulf of Mexico.  The deepwater rig contract exit costs of $282.0 million are for two deepwater rigs that were under contract in the Gulf of Mexico.  These rigs were stacked before their contract expiration dates and the remaining obligations owed in 2016 under the contracts were expensed in 2015.  Interest expense in 2015 was $11.8 million lower than 2014 due principally to lower average borrowing levels in the 2015 period.  Interest costs capitalized decreased by $13.3 million in 2015 due to fewer ongoing development projects in the current period.  Other operating expense was $53.7 million higher in the current year primarily due to recording estimated costs of remediating a site at the Seal field in a remote area of Alberta.  Income tax benefits in 2015 were $1.0 billion compared to expense of $227.3 million in the prior year.  The benefits reported in 2015 were the result of large pre-tax losses, a significant portion of which is related to impairments in the current period, no local income taxes owed on the Malaysia sale, and deferred tax benefit on the sale due to the purchaser assuming certain future tax payment obligations, offset in part by a deferred tax charge in the U.S. associated with a $2.0 billion distribution from a foreign subsidiary to its parent in December 2015.  The effective tax rate in 2015 was 31.3% up from 18.2% in 2014.  The 2014 period benefited from Malaysia tax benefits upon sale of 20% interest and higher U.S. tax benefits on foreign exploration areas.

2014 vs. 2013 – Net income in 2014 totaled $905.6 million ($5.03 per diluted share) compared to 2013 net income of $1,123.5 million ($5.94 per diluted share).  Income from continuing operations increased in 2014, amounting to $1,025.0 million ($5.69 per diluted share), while 2013 amounted to $888.1 million ($4.69 per diluted share).  The 2014 increase for continuing operations was primarily associated with a $321.4 million after-tax gain generated from sale of 20% of oil and gas assets in Malaysia.  Additionally, the Company’s earnings in 2014 benefited from sale of 10% more oil and 5% more natural gas compared to 2013, but the average realized sales price for crude oil was 8% lower in 2014 compared to 2013.  Higher oil and gas production volumes led to higher overall extraction costs in 2014, plus the significant weakening of oil and gas prices in late 2014 led to higher impairment expense compared to 2013.  Net interest expense was higher in 2014 compared to 2013 due to a combination of more borrowings and lower amounts capitalized to oil and gas development projects.  The 2014 results were favorably affected by slightly higher tax benefits associated with foreign exploration activities and lower overall administrative costs.  The results of discontinued operations were a loss of $119.4 million ($0.66 per diluted share) in 2014 compared to earnings of $235.4 million ($1.25 per diluted share) in 2013.  The results for discontinued operations in 2013 included a $216.1 million after-tax gain on sale of U.K. oil and gas properties as well as profitable operating results of $134.8 million from U.S. retail marketing operations that were spun-off to shareholders in August 2013.  The losses generated by U.K. refining and marketing operations were similar in both years.

Sales and other operating revenues in 2014 were $23.8 million below 2013 as higher oil and natural gas sales volumes in the later year were more than offset by weaker oil sales prices compared to 2013.  Sales volumes grew by 8.5% in 2014 on a barrel of oil equivalent basis, but average crude oil sales prices realized in 2014 fell by 8% compared to 2013.  The overall increase in sales volumes was mostly attributable to growth in the Eagle Ford Shale in South Texas.  Oil prices declined sharply in late 2014 due to an oversupply of crude oil available on a worldwide scale.  Gain on sale of assets was $139.0 million higher in 2014, primarily associated with a pretax gain of $144.8 million generated on sale of 20% of the Company’s oil and gas assets in Malaysia in December 2014.  Interest and other income in 2014 was $29.2 million below 2013 levels primarily due to lower profits realized on changes in foreign exchange rates during the later year.  Lease operating expenses declined $162.9 million in 2014 compared to 2013 essentially due to nonrecurring costs in the earlier year upon shut down of oil production operations in Republic of the Congo.  Severance and ad valorem taxes increased by $19.9 million in 2014 caused by higher volume of oil produced and a higher well count in the Eagle Ford Shale.  Exploration expenses increased $11.4 million in 2014 compared to 2013 primarily due to higher amortization costs associated with Eagle Ford Shale leaseholds.  Higher costs in 2014 for exploratory drilling were mostly offset by lower seismic costs compared to 2013.  Selling and general expense was reduced by $15.2 million in 2014 compared to the prior year mostly related to nonrecurring costs in 2013 associated with the spin-off of the U.S. retail marketing business to shareholders.  Depreciation, depletion and amortization expense rose $352.9 million in 2014 due to both higher overall oil and natural gas production levels and higher per-unit capital amortization rates in areas where production growth was achieved.  Impairment expense associated with asset writedowns increased $29.7 million in 2014 primarily due to non-recoverability of goodwill for conventional operations in Canada that was originally recorded in association with an oil and gas company acquisition in 2000.  Accretion expense increased $1.8 million in 2014 primarily due to added levels of discounted asset retirement liabilities associated with development drilling in the Gulf of Mexico.  Interest expense in 2014 was $12.0 million more than the prior year due to higher average borrowing levels compared to 2013.  Interest costs capitalized in 2014 were $31.9 million below 2013 levels due to fewer ongoing oil development projects during the later year.  Other operating expense was $24.9 million in 2014 and primarily included costs associated with write-down of materials inventory in Malaysia.  Income tax expense was $357.3 million lower in 2014 compared to 2013 due to a combination of deferred tax benefits associated with the sale of Malaysia assets and sanction of a development in Block H Malaysia, larger U.S. tax benefits related to exploration losses in foreign areas where the Company has completed operations and exited the area, and lower overall pretax earnings.  As to the Malaysia sale, no local income taxes were owed and a deferred tax benefit arose due to the purchaser assuming certain future tax payment obligations.  The effective tax rate in 2014 was 18.2%, down from 39.7% in 2013.  The Malaysian tax benefits upon sale of 20% interest, combined with higher U.S. tax benefits on foreign exploration areas led to an effective tax rate for the Company in 2014 below the 35.0% U.S. statutory tax rate.

Segment Results – In the following table, the Company’s results of operations for the three years ended December 31, 2015, are presented by segment.  More detailed reviews of operating results for the Company’s exploration and production and other activities follow the table.

(Millions of dollars)	2015	2014	2013
Exploration and production – continuing operations
United States	$(615.7)	387.1	435.4
Canada	(583.4)	156.5	180.8
Malaysia	(653.2)	896.2	786.4
Other	(158.6)	(250.0)	(373.8)
Total exploration and production – continuing operations	(2,010.9)	1,189.8	1,028.8
Corporate and other	(244.9)	(164.8)	(140.7)
Income (loss) from continuing operations	(2,255.8)	1,025.0	888.1
Income (loss) from discontinued operations	(15.0)	(119.4)	235.4

Net income (loss)	$(2,270.8)	905.6	1,123.5

Exploration and Production  – Exploration and production (E&P) continuing operations recorded a loss of $2,010.9 million in 2015 compared to earnings of $1,189.8 million in 2014 and $1,028.8 million in 2013.  Results from exploration and production operations decreased $3,200.7 million in 2015 compared to 2014 primarily due to impairment expense, lower realized sales prices for oil and natural gas, lower oil and natural gas sales volumes, deepwater rig contract exit costs and lower after-tax gains on sale of interests in Malaysia, offset in part by lower extraction costs and lower selling and general expenses.  Crude oil sales prices fell during 2015 in all areas of the Company’s operations, and crude oil price realizations averaged $47.99 per barrel in the current year compared to $87.23 per barrel in 2014, a price drop of 45% year on year.  North America natural gas sales prices and Malaysia natural gas sold at Sarawak fell 37% and 26%, respectively, compared to 2014.  Oil and gas extraction costs, including associated production taxes, on a per-unit basis, improved by 13% in 2015 and, together with lower oil and natural gas volumes sold, resulted in $588.6 million in lower costs.

Compared to 2014, total sales volumes in 2015 for crude oil and natural gas fell 9% and 4%, respectively, while natural gas liquids sales volumes rose 8%.    Oil sale volumes were lower primarily due to the sale of 30% of its interests in Malaysia over December 2014 and January 2015, partially offset by production growth in the Eagle Ford Shale and new fields brought on-stream in Malaysia in 2014.  Natural gas liquid sales volumes increased due to growth in Eagle Ford Shale.  Natural gas sales volumes fell primarily due to the decline in Malaysia resulting from the sale of 30% of the Company’s interest and were nearly offset by 26% increase in Canada due to new wells in 2015 and in the second half of 2014 and improved recovery techniques.  Heavy oil sales volumes in the Seal area of Canada were lower in 2015 due to well decline and uneconomic wells being shut-in.  Also, more downtime for synthetic oil operations led to slightly lower sales volumes in the just completed year.  Lease operating expenses declined $257.6 million in 2015 compared to 2014 essentially due to sale of interests in Malaysia, lower service costs, cost saving initiatives and a lower average foreign exchange rate in Canada.  Severance and ad valorem taxes decreased by $41.4 million in 2015 primarily due to lower average realized sales prices for oil and natural gas volumes in the United States.  Exploration expenses were $42.7 million less than the prior year primarily due to lower geological and geophysical costs and lower exploration costs in other foreign areas.  Selling and general expenses decreased by 16% over 2014 as the Company implemented key organizational changes including lowering staffing levels by 20% from the end of the prior year.  Depreciation, depletion and amortization expense fell by $289.6 million due to both lower volume sold and lower per-unit capital amortization rates.  Impairment expense associated with asset writedowns was approximately $2.5 billion in 2015 compared to $51 million in 2014.  The increase is primarily due to the significant decline in current and future oil prices during 2015 resulting in writedowns of assets in the Seal heavy oil field in Western Canada, and oil and natural gas fields offshore Malaysia and deepwater Gulf of Mexico.  The deepwater rig contract exit costs of $282.0 million are for two deepwater rigs that were under contract in the Gulf of Mexico and were stacked before their contract expiration dates.  The remaining obligations owed in 2016 under the rig contracts were expensed in 2015.  Other operating expense was $53.7 million higher in the current year primarily due to recording estimated costs of remediating a site at the Seal field in a remote area of Alberta.  Income tax benefits in 2015 were $1.1 billion compared to expense of $285.7 million in the prior year.  The benefits reported in 2015 were result of large pre-tax losses, a significant portion of which is related to impairments in the current period, plus no local income taxes owed on the Malaysia sale and a deferred tax benefit due to the purchaser assuming certain future tax payment obligations.  The effective tax rate in 2015 was 35.6% up from 19.4% in 2014.  The 2014 period benefited from Malaysia tax benefits upon sale of 20% interest and higher U.S. tax benefits on foreign exploration areas.

E&P income from continuing operations increased $161.0 million in 2014 compared to 2013 primarily due to an after-tax gain of $321.4 million on sale of 20% of the Company’s interest in Malaysia in late 2014.  Excluding this gain in Malaysia, E&P earnings declined $160.4 million in 2014, essentially due to lower margins realized on oil sales.  The margin decline was attributable to lower average crude oil sales prices in 2014.  Crude oil sales prices fell during 2014 in all areas of the Company’s operations, and crude oil price realizations averaged $87.23 per barrel compared to $94.96 per barrel in 2013, a price drop of 8% year on year.  Oil and gas extraction costs, including associated production taxes, were slightly lower on a per-unit basis, but increased overall by $210.8 million due to higher combined total oil and gas sales volumes of 8.5% during 2014.  Compared to 2013, total sales volumes in 2014 for crude oil rose 6%, while natural gas liquids sales volumes rose 213% and natural gas sales volumes rose 5%.  These 2014 increases in crude oil and gas liquids sales volumes were primarily associated with growth in operations in the Eagle Ford Shale, while natural gas volumes increased due to both Eagle Ford Shale drilling and start-up of the Dalmatian field in the Gulf of Mexico.  Crude oil sales volumes offshore Sarawak Malaysia increased in 2014 due to a full year of production from new oil fields brought online in 2013.  Crude oil sales volumes in 2014 offshore Block K Malaysia were less than 2013 due to lower production at the Kikeh field coupled with an underlift of sales volumes based on timing of the Company’s cargo sales.  Heavy oil sales volumes in Canada were lower in 2014 due to well decline in the Seal area.  Also, more downtime for synthetic oil operations led to lower sales volumes in 2014.  The final cargo sale in Republic of the Congo occurred in early 2013 and the field has been abandoned.  The Company brought on new natural gas wells in the Tupper area of Western Canada in the second half of 2014, but these new gas volumes did not fully offset production decline at other gas wells in the area during the full year 2014.  Lease operating expenses were $163.0 million lower in 2014 primarily due to no repeat of 2013 costs associated with the now abandoned Azurite field in Republic of the Congo.  Excluding the costs in Republic of the Congo, lease operating expenses increased by $28.0 million in 2014, primarily due to higher oil and gas production levels in the Eagle Ford Shale area.  Severance and ad valorem taxes increased $19.9 million in 2014 compared to the prior year due to continued growth in production volumes and well count in the Eagle Ford Shale.  Depreciation expense for E&P operations increased $353.9 million in 2014 due to higher overall production levels and capital amortization rates above the Company’s average for new production added in the Gulf of Mexico and offshore Malaysia.  Accretion expense related to discounted asset retirement obligations increased $1.8 million as expense associated with new wells in the Gulf of Mexico and offshore Malaysia was only partially offset by the favorable effect of settling abandonment obligations in Republic of the Congo.  Asset impairment expense of $51.3 million in 2014 was higher by $29.7 million; significantly weaker oil and gas prices at year-end 2014 led to writedown of a natural gas field in the Gulf of Mexico and writeoff of goodwill associated with an oil and gas company acquired in 2000 in Western Canada.  Exploration expense was $11.4 million higher in 2014 due to larger amortization costs associated with dropping remote undeveloped leases in the Eagle Ford Shale.  Additionally, the Company had increased costs in 2014 for exploratory wells drilled in an earlier year in the Gulf of Mexico and Malaysia that were expensed due to significantly lower natural gas prices and denial of a requested gas holding period extension, respectively.  This was partially offset by lower seismic costs incurred in 2014 in Southeast Asia.  Selling and general expenses for E&P operations increased $41.1 million in 2014 compared to the prior year due to higher overall staffing levels and less costs recovered from partners in Malaysia due to fewer development activities ongoing during 2014.  Other expenses were $24.9 million in 2014 and primarily related to writedown in value of materials inventory associated with Malaysia operations.  Income tax expense for E&P operations in 2014 was $370.6 million below 2013 levels due to lower pretax earnings, a benefit related to future tax liabilities assumed by the purchaser of 20% of assets in Malaysia, a benefit associated with sanction of a development plan in Block H Malaysia, and higher U.S. tax benefits in 2014 associated with foreign operations that were exited.

The results of operations for oil and gas producing activities for each of the last three years are shown by major operating areas on pages F-59 and F-60 of this Form 10-K report.

A summary of oil and gas revenues is presented in the following table.

(Millions of dollars)	2015	2014	2013
United States – Oil and gas liquids	$1,176.9	2,062.1	1,724.7
– Natural gas	70.4	127.2	72.7
Canada – Conventional oil and gas liquids	181.0	453.3	507.2
– Synthetic oil	203.0	391.5	441.0
– Natural gas	167.7	201.3	198.1
Malaysia – Oil and gas liquids	790.6	1,680.2	1,875.0
– Natural gas	185.4	357.5	404.0
Republic of the Congo – oil	–	–	83.6

Total oil and gas revenues	$2,775.0	5,273.1	5,306.3

The following table contains selected operating statistics for the three years ended December 31, 2015.

	2015	2014	2013
Net crude oil and condensate produced – barrels per day
United States – Eagle Ford Shale	47,325	45,534	33,580
Gulf of Mexico	13,794	14,366	11,943
Canada – light	115	47	59
heavy	5,341	7,411	9,123
offshore	7,421	8,758	9,099
synthetic	11,699	11,997	12,886
Malaysia – Sarawak	15,249	20,274	10,323
Block K	25,456	34,021	42,808
Republic of the Congo	–	–	1,046
Continuing operations	126,400	142,408	130,867
Discontinued operations – United Kingdom	–	–	648
Total crude oil and condensate produced	126,400	142,408	131,515

Net crude oil and condensate sold – barrels per day
United States – Eagle Ford Shale	47,326	45,534	33,580
Gulf of Mexico	13,794	14,366	11,943
Canada – light	115	47	59
heavy	5,341	7,411	9,123
offshore	7,151	8,789	8,586
synthetic	11,699	11,997	12,886
Malaysia – Sarawak	16,360	19,991	10,728
Block K	26,583	32,578	43,482
Republic of the Congo	–	–	2,093
Continuing operations	128,369	140,713	132,480
Discontinued operations – United Kingdom	–	–	621
Total crude oil and condensate sold	128,369	140,713	133,101

Net natural gas liquids produced – barrels per day
United States – Eagle Ford Shale	7,558	5,778	2,064
Gulf of Mexico	1,998	2,596	800
Canada	10	25	64
Malaysia – Sarawak	668	840	635
Total net gas liquids produced	10,234	9,239	3,563

Net natural gas liquids sold – barrels per day
United States – Eagle Ford Shale	7,558	5,778	2,064
Gulf of Mexico	1,998	2,596	800
Canada	10	25	64
Malaysia – Sarawak	606	986	66
Total net natural gas liquids sold	10,172	9,385	2,994

Net natural gas sold – thousands of cubic feet per day
United States – Eagle Ford Shale	38,304	33,370	20,571
Gulf of Mexico	49,068	55,101	32,641
Canada	196,774	156,478	175,449
Malaysia – Sarawak	121,650	168,712	164,671
Block K	21,818	32,295	29,699
Continuing operations	427,614	445,956	423,031
Discontinued operations – United Kingdom	–	–	815
Total natural gas sold	427,614	445,956	423,846

Total net hydrocarbons produced – equivalent barrels per day[1]	207,903	225,973	205,719
Total net hydrocarbons sold – equivalent barrels per day[1]	209,809	224,454	206,736
Estimated net hydrocarbon reserves – million equivalent barrels[1,2]	774.0	756.5	687.9

1  Natural gas converted at a 6:1 ratio.

2  At December 31.

The Company’s total crude oil and condensate production averaged 126,400 barrels per day in 2015, compared to 142,408 barrels per day in 2014 and 131,515 barrels per day in 2013.  The 2015 crude oil production level was 11%  below 2014.  On a pro-forma basis, assuming the sale of 30% of the Company’s interest in Malaysia properties occurred at the beginning of 2014, total hydrocarbon production for 2015 increased 4% compared to the 2014 period as adjusted for the sale.  Crude oil production in the United States totaled 61,119 barrels per day in 2015, up from 59,900 barrels per day in 2014.    The 2% increase in U.S. crude oil production year over year was primarily related to additional wells brought on production as part of an ongoing development drilling and completion program at Eagle Ford Shale in South Texas.  Heavy crude oil production in Western Canada fell from 7,411 barrels per day in 2014 to 5,341 barrels per day in 2015, with the reduction attributable to wells shut-in due to economic conditions and natural well performance decline in the Seal area.  Crude oil volumes produced offshore Eastern Canada totaled 7,421 barrels per day in 2015, off from 8,758 barrels per day in the previous year due to less production at Hibernia field primarily due to planned maintenance in 2015.  Synthetic crude oil production volume in Canada was 11,699 barrels per day in 2015 compared to 11,997 barrels per day in 2014 due to impacts of unplanned outages offset in part by lower Canadian royalty rates.  Crude oil production offshore Sarawak decreased from 20,274 barrels per day in 2014 to 15,249 barrels per day in 2015.  Block K in Malaysia had crude oil production of 25,456 barrels per day in 2015, down from 34,021 barrels per day in 2014.  Lower oil production in 2015 in Malaysia was primarily attributable to impacts from the sale of 30% of the Company’s total interest offset in part by production from new fields brought on-stream in 2014.

Crude oil production in 2014 totaled 142,408 barrels per day compared to 131,515 barrels per day in 2013.  The 2014 crude oil production level was a Company record and 8% above 2013.  Crude oil production in the United States totaled 59,900 barrels per day in 2014, up from 45,523 barrels per day in 2013.  The 32% increase in U.S. crude oil production year over year was a U.S. record for the Company and was primarily related to increased volumes produced in the Eagle Ford Shale in South Texas.  The Company’s Eagle Ford Shale drilling program utilized an average of almost eight drilling rigs during 2014.  U.S. production also benefited in 2014 from start-up of the Dalmatian field in the Gulf of Mexico.  Heavy crude oil production in Western Canada fell from 9,123 barrels per day in 2013 to 7,411 barrels per day in 2014, with the reduction attributable to well performance decline in the Seal area.  Crude oil volumes produced offshore Eastern Canada totaled 8,758 barrels per day in 2014, off from 9,099 barrels per day in the previous year as well decline at Hibernia was not fully offset by the benefit of less 2014 downtime at Terra Nova.  Synthetic crude oil production volume was 11,997 barrels per day in 2014 compared to 12,886 barrels per day in 2013 due to the latter year experiencing greater levels of downtime for repairs.  Crude oil production offshore Sarawak increased from 10,323 barrels per day in 2013 to 20,274 barrels per day in 2014; the Company brought several new fields online during 2013 which provided a full year of production in 2014.  Block K in Malaysia had crude oil production of 34,021 barrels per day in 2014, down from 42,808 barrels per day in 2013.  Both the Kakap main field and the Siakap field came on stream during 2014, but this partial year production did not fully offset lower production at the Kikeh field.  The Kikeh field had lower production in 2014 due to a combination of an outage for hook-up of the Siakap field, a facility fire early in the year, and normal well decline.  Prior to going off production in early 2013, the Azurite field produced 1,046 barrels of crude oil per day. Additionally, discontinued fields in the U.K. that were all sold in early 2013 provided crude oil production of 648 barrels per day.

The Company produced natural gas liquids (NGL) of 10,234 barrels per day in 2015, up from 9,239 barrels per day in 2014.  The higher NGL volumes of 995 barrels per day in the current year were mostly attributable to the increase of 1,780 barrels per day in the Eagle Ford Shale partially offset by well decline in Gulf of Mexico and the sale of 30% of its interests in Malaysia.

The Company produced NGL of 9,239 barrels per day in 2014, up from 3,563 barrels per day in 2013.  The higher NGL volumes of 5,676 barrels per day in 2014 were mostly attributable to increases of 3,714 barrels per day in the Eagle Ford Shale and 1,227 barrels per day associated with start-up of the Dalmatian field in the Gulf of Mexico.

Worldwide sales of natural gas were 427.6 million cubic feet (MMCF) per day in 2015, compared to 446.0 MMCF per day in 2014 and 423.8 MMCF per day in 2013.  Natural gas sales volumes decreased in 2015, primarily due to the decline in Malaysia after the sale of 30% of the Company’s interests, offset in part by higher gas production volumes in the Dalmatian field in the Gulf of Mexico, Eagle Ford Shale area in South Texas and Tupper area in Western Canada.  Natural gas sales volumes in Canada improved from 156.5 MMCF per day in 2014 to 196.8 MMCF per day in 2015 due to wells added during 2015 and in the second half of 2014 and improved recovery techniques.  At the Company’s fields offshore Sarawak Malaysia, gas production decreased from 168.7 MMCF per day in 2014 to 121.7 MMCF per day in 2015 due to sale of 30% interest in Malaysian properties.  Natural gas sales volumes from Block K offshore Malaysia were 21.8 MMCF per day in 2015, down from 32.3 MMCF per day in 2014 due to the sale of 30% of the Company’s interests and higher downtime at the third party receiving facility.

Worldwide sales of natural gas were 446.0 million cubic feet (MMCF) per day in 2014, compared to 423.8 MMCF per day in 2013.  Significant development drilling in the Eagle Ford Shale and start-up of the Dalmatian field in the Gulf of Mexico drove up U.S. natural gas sales volumes from 53.2 MMCF per day in 2013 to 88.5 MMCF per day in 2014.  Natural gas sales volumes in Canada fell from 175.4 MMCF per day in 2013 to 156.5 MMCF per day in 2014 as decline at existing wells in the Tupper area of British Columbia were not fully offset by gas volumes produced at new wells brought on line during 2014.  At the Company’s fields offshore Sarawak Malaysia, gas production increased from 164.7 MMCF per day in 2013 to 168.7 MMCF per day in 2014 due to higher customer demand in the later year.  Natural gas sales volumes from Block K offshore Malaysia were 32.3 MMCF per day in 2014, up from 29.7 MMCF per day in 2013 due to higher demand from the third party receiving facility.

The following table contains the weighted average sales prices for the three years ended December 31, 2015.

	2015	2014	2013
Weighted average sales prices
Crude oil and condensate – dollars per barrel
United States – Eagle Ford Shale	$48.14	90.67	101.02
Gulf of Mexico	46.80	91.18	103.63
Canada[1] – light	41.06	83.43	85.61
heavy	23.28	54.18	46.78
offshore	50.54	95.95	108.64
synthetic	47.56	89.51	96.09
Malaysia – Sarawak[2]	50.13	84.78	101.93
Block K2	51.50	86.50	92.37
Republic of the Congo	–	–	109.43
Discontinued operations – United Kingdom	–	–	108.67

Natural gas liquids – dollars per barrel
United States – Eagle Ford Shale	11.18	25.79	28.71
Gulf of Mexico	12.82	28.93	34.30
Canada[1]	22.31	66.19	72.68
Malaysia – Sarawak[2]	50.55	75.18	101.40

Natural gas – dollars per thousand cubic feet
United States – Eagle Ford Shale	2.24	3.99	3.79
Gulf of Mexico	2.36	3.98	3.85
Canada[1]	2.35	3.60	3.09
Malaysia – Sarawak[2]	4.23	5.71	6.66
Block K	0.24	0.24	0.24
Discontinued operations – United Kingdom	–	–	12.32

1 U.S. dollar equivalent.

2 Prices are net of payments under the terms of the respective production sharing contracts.

The Company’s average worldwide realized sales price for crude oil and condensate from continuing operations was $47.99 per barrel in 2015 compared to $87.23 per barrel in 2014 and $94.90 per barrel in 2013.

The average realized crude oil sales price was 45% lower in 2015 compared to the prior year.  West Texas Intermediate (WTI) crude oil averaged 48% less in 2015.  Dated Brent and Kikeh oil each sold for approximately 47% less in 2015, while Light Louisiana Sweet crude oil sold at 46% below 2014 levels.  The average realized sales prices for U.S. crude oil and condensate amounted to $47.84 per barrel in 2015, 47% lower than 2014.  Heavy oil produced in Canada brought $23.28 per barrel in 2015, a 57%  decrease from 2014, as a result of lower worldwide benchmark prices in the current year.  The average sales price for crude oil produced offshore Eastern Canada declined 47% to $50.54 per barrel in 2015.  The average realized sales price for the Company’s synthetic crude oil was $47.56 per barrel in 2015 down 47% from the prior year.  Crude oil sold in Malaysia averaged $50.98 per barrel in 2015, 41% lower than in 2014.

The average realized crude oil sales price for continuing operations was 8% lower in 2014 compared to 2013.  Although West Texas Intermediate (WTI) crude oil averaged 5% less in 2014, other indices on which the Company sells crude oil fell more compared to the prior year.  Dated Brent and Kikeh oil each sold for 9% less in 2014, while Light Louisiana Sweet crude oil sold at 11% below 2013 levels.  The average realized sales prices for U.S. crude oil and condensate amounted to $90.79 per barrel in 2014, 11% lower than 2013.  Heavy oil produced in Canada brought $54.18 per barrel in 2014, a 16% increase from 2013, as a reduction in the discount for heavy oil in 2014 more than offset the impact of lower worldwide benchmark prices in the current year.  The average sales price for crude oil produced offshore Eastern Canada declined 12% to $95.95 per barrel in 2014.  The average realized sales price for the Company’s synthetic crude oil was $89.51 per barrel in 2014 down 7% from the prior year.  Crude oil sold in Malaysia averaged $85.85 per barrel in 2014, 9% lower than in 2013.

The average sales price for natural gas liquids (NGL) was also lower in 2015 than 2014.  These NGL prices are generally weak compared to the comparable heating value of crude oil, primarily due to an oversupply of NGL with the recent drilling growth in U.S. shale plays exceeding refinery and other demand for this product.  NGL was sold in the U.S. for an average of $11.55 per barrel in 2015, down 57% from the average price of $26.83 per barrel in 2014.  NGL produced in Malaysia in 2015 was sold for an average of $50.55 per barrel, 33% below the 2014 average of $75.18 per barrel.

The average sales price for NGL was lower in 2014 than 2013.  NGL was sold in the U.S. for an average of $26.83 per barrel in 2014, down 11% from the average price of $30.31 per barrel in 2013.  NGL produced in Malaysia in 2014 was sold for an average of $75.18 per barrel, 26% below the 2013 average of $101.40 per barrel.

North American natural gas prices were weaker in 2015 than 2014, essentially driven by record inventory levels and a  warmer than normal fourth quarter in the current year.  The average posted price at Henry Hub in Louisiana was $2.61 per million British Thermal Units (MMBTU) in 2015 compared to $4.33 per MMBTU in 2014 and $3.72 per MMBTU in 2013.  In 2015, U.S. natural gas was sold at an average of $2.31 per thousand cubic feet (MCF), a 42%  decrease compared to 2014.  Natural gas sold in Canada averaged $2.35 per MCF in 2015, down 35% from 2014.  Natural gas sold in 2015 from Sarawak Malaysia averaged $4.23 per MCF, down 26% from the prior year.

North American natural gas prices were stronger in 2014 than 2013, essentially driven by higher gas energy demand due to an extremely cold winter season on the continent.  The average posted price at Henry Hub in Louisiana was $4.34 per MMBTU in 2014 compared to $3.72 per MMBTU in 2013.  In 2014, U.S. natural gas was sold at an average of $3.98 per thousand cubic feet (MCF), a 4% increase compared to 2013.  Natural gas sold in Canada averaged $3.60 per MCF in 2014, up 17% from 2013.  Natural gas sold in 2014 from Sarawak Malaysia averaged $5.71 per MCF, down 14% from the prior year.

Based on 2015 sales volumes and deducting taxes at statutory rates, each $1.00 per barrel oil sales price fluctuation and $0.10 per MCF gas sales price fluctuation would have affected 2015 earnings from exploration and production continuing operations by $30.6 million and $10.6 million, respectively.

Production-related expenses for continuing exploration and production operations during the last three years are shown in the following table.

(Millions of dollars)	2015	2014	2013
Lease operating expense	$832.3	1,089.9	1,252.9
Severance and ad valorem taxes	65.8	107.2	87.3
Depreciation, depletion and amortization	1,607.9	1,897.5	1,543.6
Total	$2,506.0	3,094.6	2,883.8

Cost per equivalent barrel sold for these production-related expenses are shown by geographical area in the following table.

(Dollars per equivalent barrel)	2015	2014	2013
United States – Eagle Ford Shale
Lease operating expense	$10.27	11.25	11.15
Severance and ad valorem taxes	2.50	4.64	5.39
Depreciation, depletion and amortization (DD&A) expense	26.71	27.87	30.48

United States – Gulf of Mexico
Lease operating expense	9.42	11.73	17.28
DD&A expense	22.60	27.47	21.32

Canada – Conventional operations
Lease operating expense	6.18	10.37	10.50
Severance and ad valorem taxes	0.29	0.36	0.29
DD&A expense	12.74	17.00	18.58

Canada – Synthetic oil operations
Lease operating expense	38.88	53.39	47.47
Severance and ad valorem taxes	1.20	1.16	1.04
DD&A expense	11.90	12.32	11.79

Malaysia
Lease operating expense – Sarawak	7.82	7.91	9.43
– Block K	13.20	15.04	14.30
DD&A expense – Sarawak	18.78	20.30	14.01
– Block K	26.25	26.79	22.21

Total oil and gas operations
Lease operating expense	10.87	13.31	16.66
Severance and ad valorem taxes	0.86	1.31	1.16
DD&A expense	21.00	23.16	20.53

Lease operating expenses totaled $832.3 million in 2015, compared to $1,089.9 million in 2014 and $1,252.9 million in 2013.  Lease operating expense per equivalent barrel in the Eagle Ford Shale decreased nearly $1.00 on a per-unit basis due to lower service costs, cost-saving initiatives and higher volume produced.  Gulf of Mexico cost per barrel declined $2.31 per equivalent barrel due to lower fixed charges for third party processing facility at Thunder  Hawk, additional third-party cost sharing at the Thunder  Hawk and Front Runner fields, cost saving initiatives, and lower major repairs, partially offset by lower volumes produced.  Lease operating expense for conventional operations in Canada improved in 2015 due to lower costs in the Seal heavy oil area, increased cost sharing for third party processing in the Tupper area and a lower Canadian dollar exchange rate.  Synthetic oil operations costs per barrel decreased by $14.51 per barrel primarily due to lower Canadian dollar exchange rate, cost savings efforts and lower power costs.  Operating expense in Block K decreased by $1.84 on a per-unit basis and benefited from higher volumes produced at the main Kakap field.

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

Severance and ad valorem taxes totaled $65.8 million in 2015, $107.2 million in 2014 and $87.3 million in 2013.  Severance and ad valorem taxes in the United States in 2015 were lower primarily due to weaker average commodity prices in the Eagle Ford Shale.  On a per barrel equivalent basis, Eagle Ford Shale production taxes were less in 2014 than 2013 due to a lower mix of production value primarily caused by a larger increase in growth of lower value natural gas liquids in this area.

Depreciation, depletion and amortization expense for continuing exploration and production operations totaled $1,607.9 million in 2015, $1,897.5 million in 2014 and $1,543.6 million in 2013.  The $289.6 million decrease in 2015 compared to 2014 was primarily due to lower per-unit capital amortization rates and lower oil and natural gas volume sold.  Eagle Ford Shale rate per equivalent barrel decreased due to reserve additions and cost improvements on 2015 drilling activities.  The unit cost in the Gulf of Mexico decreased due to reserve additions, mix of production and lower unit rates due to impairment of assets.  Canada conventional operations rate per barrel of oil equivalent decreased in 2015 due to a lower Canadian dollar exchange rate, higher mix of production from the Tupper area and impairment of the Seal heavy oil field.  Depreciation per barrel in Sarawak improved in 2015 due to mix of production and the impairment of assets.

The $353.9 million increase in 2014 compared to 2013 was attributable to added production in areas that carried a higher overall capital amortization cost in 2014, in particular at Eagle Ford Shale, Dalmatian, Kakap main field and Siakap.  The rate per equivalent barrel in 2014 at Eagle Ford Shale declined due to the timing of reserves migration to the proved category and cost improvements achieved on later drilling activities.  The per barrel cost in the Gulf of Mexico increased in 2014 due to start-up of the Dalmatian field where costs early in the life of the field exceed the U.S. average due to the timing of migration of reserves to the proved category.  Canada conventional cost per barrel declined in 2014 mostly due to a lower Canadian dollar exchange rate compared to 2013.  Synthetic oil operations had a higher per barrel cost in 2014 due to straight-line depreciation costs for certain processing facilities being expensed over fewer production barrels.  Depreciation per barrel rose in 2014 for both Sarawak and Block K areas due to new field production carrying a higher capital amortization cost per unit compared to the more mature fields in these areas.

Exploration expenses for continuing operations for each of the last three years are shown in total in the following table, and amounts are reported by major operating area on pages F-59 and F-60 on this Form 10-K report.  Expenses other than undeveloped lease amortization are included in the capital expenditures total for exploration and production activities.

(Millions of dollars)	2015	2014	2013
Dry holes	$296.8	270.0	262.9
Geological and geophysical	49.9	99.5	117.5
Other	48.8	69.7	54.9
	395.5	439.2	435.3
Undeveloped lease amortization	75.4	74.4	66.9
Total exploration expenses	$470.9	513.6	502.2

Dry hole expense in 2015 was $26.8 million more than 2014 primarily due to expensing of wells in the Gulf of Mexico, Australia and Malaysia.  Dry hole costs in the Gulf of  Mexico of $241.3 million were attributable to three unsuccessful wells in Mississippi Canyon and one well in Walker Ridge.  Dry hole costs in Malaysia of $29.7 million related to unsuccessful wildcat drilling in Blocks SK 2C and H.  Dry hole cost in other foreign areas of $25.8 million is attributable to three unsuccessful wells in Block WA-481-P in Australia.  Geological and geophysical (G&G) expense was $49.6 million lower in 2015 primarily due to reduced spending in Namibia, Equatorial Guinea, Vietnam and Gulf of Mexico.  Other exploratory costs of $48.8 million in 2015 was down $20.9 million compared to 2014.  Exploration staff and office costs around the world were lower together with non-recurring costs in 2014 related to both a charge-off of shared drilling equipment improvement costs for a third-party rig that was released and a penalty associated with not drilling on a license in Indonesia.

Dry hole expense in 2014 was $7.1 million more than in 2013 primarily due to expensing prior-year wells in Malaysia and the Gulf of Mexico that had been previously suspended while development options were studied.  Dry hole costs in Malaysia of $47.4 million for these wells were attributable to government denial of a request to extend a gas holding period for Block PM 311, while the previously suspended Gulf of Mexico dry hole for $18.8 million was caused by low year-end 2014 natural gas prices.  The 2014 costs also included $103.9 million for an unsuccessful well in Cameroon.  These higher 2014 costs were partially offset by the costs of unsuccessful exploration drilling conducted in Australia in 2013.  G&G expense was $18.0 million lower in 2014 due to less spending in 2014 for seismic data covering exploration prospects in Southeast Asia.  Other exploratory costs were up $14.8 million in 2014 due to higher exploration staff and office costs in Southeast Asia, a charge-off in 2014 of shared drilling equipment improvement costs for a third-party rig that was released, and a penalty associated with an exploration well that was not drilled on a license in Indonesia.  Undeveloped lease amortization increased $7.5 million primarily due to higher amortization related to remote unproved lease acreage released in the Eagle Ford Shale, but partially offset by no repeat in 2014 of lease costs written off in 2013 in the Kurdistan region of Iraq.

Impairment expense in 2015 for E&P operations exceeded 2014 by $2,441.9 million.  The current year charge included significant noncash impairment expense of $2,493.2 million before tax and $1,660.0 million after-tax for producing heavy oil properties in Western Canada, producing offshore properties in Malaysia, and producing and non-producing properties in the Gulf of Mexico.    The 2015 impairments were the result of significant declines in current and future crude oil prices since the end of 2014.    Impairment expense in 2014 for E&P operations exceeded 2013 by 29.7 million.  The 2014 year charge included write-off of goodwill recorded in a business acquisition in Western Canada in 2000, and a writedown of one natural gas field in the Gulf of Mexico.  Both charges in 2014 were required due to the weakness in oil and natural gas prices, which retreated severely in late 2014.

The exploration and production business recorded expenses of $48.7 million in 2015, $50.8 million in 2014 and $49.0 million in 2013 for accretion on discounted abandonment liabilities.  Because the liability for future abandonment of wells and other facilities is carried on the balance sheet at a discounted fair value, accretion must be recorded annually so that the liability will be recorded at full value at the projected time of abandonment.  The $2.1 million decrease in 2015 primarily related to lower abandonment liabilities following the sale of 30% interest in Malaysia assets and a lower Canadian dollar exchange rate.  The $1.8 million increase in 2014 primarily related to development wells added in the Gulf of Mexico during the year.

The effective income tax rate for exploration and production continuing operations was 35.6% in 2015, 19.4% in 2014 and 38.9% in 2013.  The effective tax rate in 2015 was above the tax rate in 2014 and near the statutory U.S. tax rate of 35.0%.  The 2014 period included several items mentioned in the paragraph below that didn’t reoccur in 2015.

The effective tax rate in 2014 was well below the tax rates in 2013 and the statutory U.S. tax rate of 35.0% due primarily to tax benefits in foreign areas during 2014.  With the sale of 20% of the assets in Malaysia near year-end 2014, the purchaser assumed certain future Malaysian tax obligations, which essentially reduced the Company’s deferred tax liabilities by $176.6 million.  Additionally, the Company recognized a $65.4 million tax benefit during 2014 for past exploratory expenses incurred in Block H, where proved reserves were added at year-end 2014 related to a new field development plan.  Also, in 2014 the Company recognized U.S. income tax benefits of $95.9 million associated with investments in exploration operations in Cameroon, the Kurdistan region of Iraq, and one block in Australia, in areas where the Company is exiting.  Tax jurisdictions with no current tax benefit on expenses primarily include certain non-revenue generating areas in Malaysia as well as other foreign exploration areas in which the Company operates.  Each main exploration area in Malaysia is currently considered a distinct taxable entity and expenses in certain areas may not be used to offset revenues generated in other areas.  Through 2015, no tax benefits have thus far been recognized for costs incurred for Blocks PM 311/312, offshore Peninsular Malaysia, and Block SK 314A and Block SK 2C offshore Sarawak, Malaysia.

At December 31, 2015, 113.0 million barrels of the Company’s U.S. crude oil proved reserves, 14.7 million barrels of U.S. NGL proved reserves and 84.1 billion cubic feet of U.S. natural gas proved reserves were undeveloped.  Total proved undeveloped reserves represent 38% of total proved reserves on a barrel of oil equivalent basis as of December 31, 2015.  Approximately 94% of the total U.S. undeveloped reserves (on a barrel of oil equivalent basis) are associated with the Company’s Eagle Ford Shale operations in South Texas.  Further drilling and facility construction are generally required to move the undeveloped reserves in the Eagle Ford Shale area to developed.  The deepwaters of the Gulf of Mexico accounted for the remaining 6% of proved undeveloped reserves at December 31, 2015.  In the Western Canadian Sedimentary Basin, undeveloped natural gas proved reserves totaled 456.1 billion cubic feet, with the migration of these reserves, primarily in the Tupper and Tupper West areas, dependent on both development drilling and completion of processing and transportation facilities.  In Block K Malaysia, oil proved undeveloped reserves of 9.6 million barrels are primarily at the Kikeh field, where undeveloped proved oil reserves are subject to further drilling before being moved to developed.  Also in Malaysia, there were 365.1 billion cubic feet of undeveloped natural gas proved reserves at various offshore fields at year-end 2015.  These undeveloped natural gas reserves in Malaysia are mainly associated with Block H, where a development project commenced following sanction in 2014.  On a worldwide basis, the Company spent approximately $1.74 billion in 2015, $3.21 billion in 2014 and $3.40 billion in 2013 to develop proved reserves.

Refining and Marketing – The Company has now transitioned to a fully independent oil and gas exploration and production company.  Murphy formerly had a significant U.S. and U.K. refining and marketing business.  On August 30, 2013, the Company spun-off to shareholders its U.S. retail marketing business.  The now separate, publicly traded U.S. retail company named Murphy USA Inc. is listed on the New York Stock Exchange under the symbol “MUSA”.   On September 30, 2014, Murphy Oil sold its U.K. retail marketing business.  In late 2014, the Company decided to decommission and abandon the Milford Haven, Wales refinery.  The Company sold the remainder of its U.K. downstream assets in June 2015.  Both the U.S. and U.K. downstream businesses are reported as discontinued operations for all periods presented.  Further discussion of the results of discontinued operations is included below.

Corporate – The after-tax costs of corporate activities, which include interest income and expense, foreign exchange effects, and corporate overhead not allocated to operating functions were $244.9 million in 2015, $164.8 million in 2014 and $140.7 million in 2013.

The net costs of Corporate activities in 2015 were unfavorable to 2014 by $80.1 million mostly due to higher tax expense related to a U.S deferred tax charge of $188.5 million associated with a $2.0 billion distribution from a foreign subsidiary, partially offset by higher foreign currency exchange gains and lower administrative costs.  Interest income was $3.7 million unfavorable in 2015 compared to 2014 due to lower average invested cash balances in Canada.  The after-tax effects of foreign currency exchange was a gain of $86.7 million in 2015, $46.8 million higher than in 2014.  These effects arose due to transactions denominated in currencies other than the respective operations predominant functional currency.  The foreign currency gain recognized in 2015 was mostly realized in Malaysia, where a weaker Malaysian ringgit in the current year led to a benefit from lower income tax obligations payable in local currency.  The Malaysian operation’s functional currency is the U.S. dollar.  Administrative expenses associated with corporate activities were lower in 2015 by $22.4 million, primarily due to lower employee compensation expense.  Depreciation expense was $3.2 million higher in 2015 compared to 2014 due to depreciation of certain obsolete assets and installation of new software.  Total provision for income taxes was higher in 2015 compared to 2014 by $142.9 million due primarily to the aforementioned deferred tax on a foreign distribution, partially offset by benefits related to changes in prior-year estimated taxes following the filing of the 2014 tax return.

The net cost of Corporate activities in 2014 exceeded 2013 by $24.1 million, primarily due to higher net interest expense and lower profits on foreign currency exchange, but somewhat offset by lower administrative expenses.  Interest income was $3.8  million higher in 2014 than 2013 due to larger average invested cash balances in Canada and interest earned on Canadian prior-year tax installments.  Net interest expense, after capitalization of finance-related costs to development projects, was higher by $43.9 million in 2014 compared to the prior year due to larger average borrowing levels in 2014 and lower amounts of interest capitalized to development projects.  Administrative expenses associated with corporate activities were lower in 2014 by $56.3 million, primarily due to nonrecurring expenses incurred in 2013 related to consulting and staffing for the U.S. retail marketing operations that was spun-off to shareholders in August 2013.  The after-tax effects of foreign currency exchange was a gain of $39.9 million in 2014, but $30.4 million lower than in 2013.  The foreign currency gain recognized in 2014 was mostly realized in Malaysia, where a significantly weaker Malaysian ringgit in 2014 led to a benefit from lower income tax obligations payable in the local currency.  However, the foreign currency gain variance in 2014 compared to the prior year was primarily related to the U.K. as an unfavorable earnings effect from the British pound sterling exchange rate in 2014 followed a favorable effect in 2013.  Income tax benefits in 2014 for corporate activities were $13.4 million less than the prior year.

Discontinued Operations – The Company has presented a number of businesses as discontinued operations in its consolidated financial statements.  These businesses principally include:

•	U.S. retail marketing operations spun-off to shareholders on August 30, 2013. Results of operations are included in the Company’s financial statements through the date of spin-off.

•

U.K. refining and marketing operations (R&M).  The Company decommissioned the Milford Haven refinery units and completed the sale of its remaining downstream assets in the U.K. in the second quarter of 2015 for cash proceeds of $5.5 million.  The Company has accounted for the U.K. downstream business as discontinued operations for all periods presented.

•

U.K. oil and gas assets sold through a series of transactions in the first half of 2013. The Company’s financial statements include the results of operations through the respective dates the asset were sold, plus the cumulative gain realized upon sale.

The results of these discontinued operations for the last three years are reflected in the following table.

(Millions of dollars)	2015	2014	2013
U.S. refining and marketing	$–	–	134.8
U.K. refining and marketing	(14.8)	(120.6)	(119.2)
U.K. exploration and production	(0.2)	1.2	219.8
Income (loss) from discontinued operations	$(15.0)	(119.4)	235.4

The loss from U.K. refining and marketing (R&M) operations of $14.8 million was primarily related to loss on sale of assets,  employee severance costs, legal fees and other abandonment costs related to closure.  The Company sold the finished product terminal operations during 2015 for cash proceeds of $5.5 million.  Certain costs to be paid in 2016 or beyond relate to future services and will be recognized over the applicable service period.

The loss from U.K. R&M operations of $120.6 million in 2014 was similar to the loss in 2013.  The Company sold the retail marketing fueling stations during 2014 with an associated gain of $101.7 million.  Total proceeds from the sale of the retail marketing assets were $212.0 million.  The Milford Haven, Wales refinery ceased processing crude oil in May 2014.  This refining operation incurred an impairment charge of $269.2 million in 2014, along with losses from operations and costs related to employee severance and other abandonment activities, which were partially offset by inventory profits arising from the sale of most of the refinery’s inventory.

Capital Expenditures

As shown in the selected financial data on page 23 of this Form 10-K report, capital expenditures from continuing operations, including exploration expenditures, were $2.19 billion in 2015, $3.76 billion in 2014 and $3.97 billion in 2013.  These amounts excluded capital expenditures of $0.2 million in 2015, $12.3 million in 2014, $154.6 million in 2013 related to discontinued operations, which were associated with U.K. R&M operations that were either sold or shuttered at the end of 2014, U.S. retail marketing operations spun-off in August 2013, and U.K. oil and gas assets sold in the first half of 2013.  Capital expenditures included $395.5 million, $439.2 million and $435.3 million, respectively, in 2015, 2014 and 2013 for exploration costs that were expensed.

Capital expenditures for exploration and production continuing operations totaled $2.13 billion in 2015, $3.74 billion in 2014 and $3.94 billion in 2013.

E&P capital expenditures in 2015 included $12.6 million for lease acquisitions principally in the U.S., $371.9 million for exploration activities, and $1.74 billion for oil and gas project developments.  U.S. lease acquisitions included acreage extensions in the Eagle Ford Shale as well as new leases acquired in the Gulf of Mexico.  Exploration activities included drilling wells in the Gulf of Mexico, Malaysia, Australia and Vietnam.  Additionally, exploration activities included seismic acquisition in the Gulf of Mexico and other areas, primarily related to prospects in Australia and Southeast Asia.  Development capital expenditures in 2015 included $830.2 million for the drilling and completion program in the Eagle Ford Shale; $508.6 million for Gulf of Mexico development activities including Kodiak and Dalmatian South; $116.5 million for development work in the Western Canadian Sedimentary Basin; $23.6 million for the Syncrude project; $41.7 million combined for Hibernia and Terra Nova; $67.8 million for development projects in deepwater Malaysia, including Kikeh, Kakap and Siakap; $144.3 million for oil and natural gas projects offshore Sarawak Malaysia; and $23.8 million for development of a Floating Liquified Natural Gas project for Block H Malaysia.

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

Exploration and production capital expenditures are shown by major operating area on page F-58 of this Form 10-K report.

Capital expenditures for discontinued operations included $114.3 million in 2013 for U.S. retail marketing operations, which primarily included station construction and other improvements in each year.  U.K. refining and marketing operations had capital expenditures during the years ended December 31, 2014 and 2013 of $12.3 million and $32.2 million, respectively.  U.K. E&P operations had capital expenditure of $8.1 million in 2013.

Cash Flows

Operating activities – Cash provided by operating activities of continuing operations was $1.18 billion in 2015, $3.05 billion in 2014 and $3.21 billion in 2013.  Cash flows associated with formerly owned U.S. downstream, U.K. oil and gas production businesses and U.K. downstream businesses have been classified as discontinued operations in the Company’s consolidated financial statements.  Cash flow provided by continuing operations was $1.87 billion lower in 2015 than in 2014 due to generally weaker crude oil and natural gas sales prices in 2015, partially offset by lower lease operating expenses and lower severance and ad valorem taxes.  Cash flow provided by continuing operations was $162.1 million lower in 2014 compared to 2013.  The decrease in 2014 was attributable to lower crude oil sales prices plus higher payments for interest and income taxes compared to the prior year.  Cash provided by operating activities was reduced by expenditures for abandonment of oil and gas properties totaling $13.4 million in 2015, $36.8 million in 2014 and $51.6 million in 2013.  Operating cash flows were reduced by payments of income taxes of $118.7 million in 2015, $573.8 million in 2014 and $457.0 million in 2013.  The total reductions of operating cash flows for interest paid during the three years ended December 31, 2015, 2014 and 2013 were $117.7 million, $134.8 million and $113.0 million, respectively.

Investing activities – Capital expenditures of the exploration and production business represent the most significant component of investing activities.  Property additions and dry hole costs for continuing operations used cash of $2.55 billion in 2015, $3.68 billion in 2014 and $3.59 billion in 2013.  Cash of $911.8 million, $986.3 million and $923.5 million was spent in 2015, 2014 and 2013, respectively, to acquire Canadian government securities with maturities greater than 90 days at the time of purchase.  Proceeds from maturities or sales of Canadian government securities with maturities greater than 90 days at date of acquisition were $1,129.1 million in 2015, $899.9 million in 2014 and $664.3 million in 2013.  Proceeds from sales of assets generated cash of $423.9 million in 2015, $1.47 billion in 2014 and $1.7 million in 2013.  The 2015 and 2014 proceeds primarily arose due to sale of 30% of the Company’s oil and gas assets in Malaysia.

Financing activities – During 2015, the Company borrowed $600.0 million under bank financing arrangements. The Company used $450.0 million cash during 2015 to repay current maturities of long-term debt. Funds from Malaysia and the U.K., which were repatriated to the U.S., tempered the Company’s net borrowings during the just completed year, as the majority of these funds were used to pay down long-term debt before year-end 2015.  The Company paid $250.0 million in 2015, $375.0 million in 2014 and $500.0 million in 2013 to repurchase 5.97 million shares, 6.37 million shares and 7.86 million shares, respectively, of its Common stock.  Cash used for dividends to stockholders was $245.0 million in 2015, $236.4 million in 2014 and $235.1 million in 2013.  The Company increased its normal dividend rate by 12% in 2014 as the annualized dividend was raised from $1.25 per share to $1.40 per share effective in the third quarter 2014.  There was no change in the dividend rate during 2015.  At the date of the spin-off in 2013, Murphy USA Inc. paid Murphy Oil Corporation cash of $650.0 million, which the Company primarily used to partially repay outstanding debt.  In 2015, 2014 and 2013, cash of $9.0 million, $6.8 million and $16.7 million, respectively, was used to pay statutory withholding taxes on stock-based incentive awards that vested with a net-of-tax payout.

Discontinued operations  –The Company’s discontinued operations in the U.K. and U.S. required operating cash flow of $15.0 million in 2015 and $39.6 million in 2014, but provided cash flow of $427.8 million in 2013.  The 2015 activities primarily related to the U.K. terminal operations which were sold in June 2015.  The 2014 period included the U.K. refining and marketing activities which had poor refining margins prior to shutdown of the refinery at Milford Haven in May 2014.  The 2013 period included positive operating cash flow from the U.S. retail marketing operations that were spun off to shareholders on August 30, 2013.  In 2015, the sale of U.K. terminal assets generated cash of $5.0 million, and in 2014, the sale of U.K. retail marketing assets generated cash of $212.0 million.  In 2013, the sale of all U.K. oil and gas assets generated cash of $282.2 million.  In connection with the sales of the various U.K. assets, the Company repatriated cash from the U.K. of $184 million in 2015; $250 million in 2014; and $240 million in 2013.  Cash utilized for other investing activities of discontinued operations totaled $12.5 million in 2014 and $165.7 million in 2013 and these mostly related to cash payments for capital expenditures.  At December 31, 2015, the Company’s U.K. discontinued operations had cash of $7.9 million.  This cash is classified within Current assets held for sale on the Consolidated Balance Sheet at year-end 2015, effectively removing this amount from the Company’s reported cash balance.  This cash balance was $192.6 million lower than the cash balance of $200.5 million classified as held for sale as of December 31, 2014,  primarily due to repatriation of $184 million during 2015.

Financial Condition

Working capital (total current assets less total current liabilities) amounted to a deficit of $226.2 million at year-end 2015.  Total working capital declined in 2015 due to a partial paydown of long-term debt with available cash proceeds plus a significant current liability recorded for exit of deepwater rig contracts at the end of the year.  The Company had working capital of $131.3 million at year-end 2014.  Cash and cash equivalents at the end of 2015 totaled $283.2 million compared to $1.19 billion at year-end 2014.  As described in the following paragraph, a portion of this cash held at year-end 2014 was used to pay down $450.0 million current maturities of long-term debt in January 2015.  In addition to the Company’s cash position, it held short-term investments in Canadian government treasury securities of $173.3 million at year-end 2015, down $288.0 million compared to 2014.  These short-term investments decreased in 2015 primarily due to an intercompany loan to an affiliated company and a lower Canadian exchange rate.  These slightly longer-term Canadian investments were purchased in each year because of a tight supply of shorter-term securities available for purchase in Canada.  These short-term Canadian government investments could quickly be converted to cash if a need for funds in Canada arise.

Long-term debt at year-end 2015 was $522.9 million higher than year-end 2014.  The increase in debt in 2015 was primarily due to capital expenditures, share buyback and cash dividends, which in total exceeded cash generated from operating activities.    At December 31, 2015, long-term debt represented 36.4% of total capital employed.  Long-term debt at year-end 2014 was $400 million lower than year-end 2013.  The debt reduction in 2014 was achieved by using most of the proceeds from a 20% sale of oil and gas assets in Malaysia to repay debt.  Prior to the Malaysia sale in December 2014, long-term debt had risen in 2014 due to a combination of capital expenditures, share buyback and cash dividends, which in total exceeded cash generated from operating activities.  At December 31, 2014, long-term debt represented 22.8% of total capital employed.  Also, at December 31, 2014, current maturities of long-term debt included $450.0 million of loans that were repaid on January 15, 2015 with proceeds from the sale of Malaysian assets.  Stockholders’ equity was $5.31 billion at the end of 2015, $8.57 billion at the end of 2014 and $8.60 billion at the end of 2013.  Stockholders equity declined in 2015 primarily due to impairments of assets, lower commodity prices, $250.0 million of Common stock repurchases during the year and a reduction in the foreign currency translation balance due to a weaker Canadian dollar against the U.S. dollar during the year.  Stockholders equity declined in 2014 primarily due to a total of $375.0 million of Common stock repurchases during the year coupled with a reduction in the balance of foreign currency translation due to a weakening of the Canadian dollar against the U.S. dollar during the year.

Other significant changes in Murphy’s year-end 2015 balance sheet compared to 2014 included a $350.6 million decrease in accounts receivable, primarily caused by lower overall average realized sales prices at year-end 2015 compared to 2014 and the completion of the sale of 10% interest in Malaysian properties.  Inventory values were $75.9 million less at year-end 2015 than in 2014 mostly due to 10% sale of Malaysian properties in January 2015.  Current assets held for sale amounted to $38.3 million at December 31, 2015 and $376.1 million at December 31, 2014.  The year-end 2015 amount primarily included cash held by the U.K. downstream business, amounts receivable for sales of scrap metal and other materials as the refinery is dismantled and a short-term tax receivable expected to be collected in 2016.  Net property, plant and equipment decreased by $3.5 billion in 2015 primarily due to impairments of assets and the disposition of 10% of Malaysia oil and gas assets in January 2015.  Deferred charges and other assets increased $164.4 million in 2015 due primarily to a net deferred tax asset position in Malaysia and the U.S. as compared to a net deferred tax liability position in 2014.  Assets held for sale-noncurrent decreased by $51.0 million in 2015 primarily related to disposition of the remaining U.K. downstream assets in 2015.  Current maturities of long-term debt at year-end 2015 was $446.5 million lower than at the prior year-end due to payment of a short-term debt obligation of $450.0 million in January 2015.  Accounts payable decreased by $746.0 million at year-end 2015 compared to 2014 primarily due to liabilities assumed by the purchaser of 10% of the Company’s oil and gas assets in Malaysia and lower overall costs as capital expenditures were significantly reduced due to the low commodity price environment.    Income taxes payable was $54.2 million lower at year-end 2015 than at the end of 2014, primarily due to tax payments in Malaysia in 2015 and lower profits.  Other taxes payable decreased $14.0 million in 2015 primarily due to lower U.S. ad valorem and severance taxes owed.  Current liabilities associated with assets held for sale of $7.3 million at December 31, 2015 decreased $144.3 million compared to the prior year-end primarily due to lower liabilities after sale of the remaining U.K. downstream assets in 2015, lower employee costs and lower refinery decommissioning costs.  Noncurrent deferred income tax liabilities were $954.1 million lower at year-end 2015 mostly due to impairment of assets and the assumption of certain future tax obligations by the purchaser of 10% of the Company’s oil and gas assets in Malaysia in 2015.  The noncurrent liability associated with future asset retirement obligations decreased by $48.1 million at year-end 2015 also mostly due to obligations assumed by the purchaser of Malaysian assets and revisions of prior estimates together with a lower Canadian dollar exchange rate that more than offset liabilities for new wells drilled in 2015.    Noncurrent liabilities associated with assets held for sale at December 31, 2015 decreased by $8.3 million primarily due to disposition of the remaining U.K. refining and marketing business.  Total stockholders’ equity of the Company decreased by $3.3 billion in 2015.  A summary of transactions in stockholders’ equity accounts is presented in the Consolidated Statement of Stockholders’ Equity on page F-8 of this Form 10-K report.

Murphy had commitments for future capital projects of approximately $501.2 million at December 31, 2015.  These commitments included $283.0 million for field development and future work in Malaysia, $109.8 million for work in the Eagle Ford Shale, $30.7 million for costs to develop deepwater Gulf of Mexico fields, and $45.2 million and  $15.4 million for future work commitments offshore Vietnam and Brunei.

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing and working capital.  The Company uses its internally generated funds to finance the major portion of its capital and other expenditures, but it also maintains lines of credit with banks and borrows as necessary to meet spending requirements.  At December 31, 2015, the Company had access to a long-term committed credit facility in the amount of $2.0 billion with $600 million outstanding under the facility.  The most restrictive of covenants under this committed credit facility limit the Company’s long-term debt to capital ratio (as defined in the agreements) to 60%.  The committed credit facility expires in May 2017 and a one and one-half year extension is currently being pursued.  At December 31, 2015, the Company had uncommitted bank credit lines of approximately $300.0 million, but no borrowings were outstanding under these lines.  The Company’s ratio of long-term debt to total capital was 36.4% at year-end 2015.  In October 2015, the Company renewed its shelf registration statement on file with the U.S. Securities and Exchange Commission that permits the offer and sale of debt and/or equity securities.  The current shelf registration will expire in October 2018.  Current financing arrangements are set forth more fully in Note F to the consolidated financial statements.  Based on the anticipated level of 2016 capital expenditures for the Company, coupled with the current low price environment for crude oil and existing annual shareholder dividend levels, the Company anticipates that it will need to borrow funds under its long-term credit facility during 2016.  The Company’s earnings for the year ended December 31, 2015 were inadequate to cover fixed charges by $3.3 billion.  The Company’s ratio of earnings to fixed charges was 7.9 to 1 in 2014 and 9.5 to 1 in 2013.

Cash and invested cash are maintained in several operating locations outside the United States.  At December 31, 2015, cash, cash equivalents and cash temporarily invested in Canadian government securities with greater than 90 day maturities held outside the U.S. included $235 million in Canada and $138 million in Malaysia. In addition, approximately $8 million of cash was held in the U.K. and has been classified as part of Assets held for sale in the Consolidated Balance Sheet at year-end 2015.  In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods.  This could occur due to withholding taxes and/or potential additional U.S. tax burden when less than the U.S. tax rate of 35% has been paid for cash taxes in foreign locations.  A lower cash tax rate is often paid in the U.S. and foreign countries in the early years of operations when accelerated tax deductions exist to incentivize oil and gas investments; cash tax rates are generally higher in later years after accelerated tax deductions in early years are exhausted.  Canada collects a 5% withholding tax on any cash repatriated to the U.S.  See Note I of the consolidated financial statements for further information regarding potential tax expense that could be incurred upon distribution of foreign earnings back to the United States.

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

Murphy allocates a portion of its capital expenditure program to comply with environmental laws and regulations, and such capital expenditures were approximately $46 million in 2015.  This spending is projected to be approximately $9 million in 2016 with the reduction due to a scale back in expected overall capital project spending associated with low oil and gas prices.

Climate Change

Greenhouse gas emission regulation is becoming more stringent.  Murphy is currently required to report greenhouse gas emissions from certain of its operations and, in British Columbia, is subject to a carbon tax on the purchase or use of virtually all carbon-based fuels.  Under the U.S. Climate Action Plan, the Environmental Protection Agency is currently assessing how best to pursue methane emission reductions from the oil and gas sector, which process may result in further voluntary or mandated methane mitigation measures.  Any limitation on or further regulation of, greenhouse gases, including through a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could restrict the Company’s operations, curtail demand for hydrocarbons generally and/or impose increased costs, including to operate and maintain facilities, install pollution emission controls and administer and manage emissions trading programs.

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

Prior to the oil price collapse in late 2014 and 2015, the cost for oil field goods and services had generally risen in the preceding years.  As noted elsewhere, oil prices have been extremely volatile over the last several years, as oil prices were quite strong in recent years, before declining dramatically in the fourth quarter of 2014 and throughout 2015 due to an oversupply of crude oil in the global marketplace.  With the recent decline in oil prices, the demand for goods and services has been diminished, which is leading to significant downward pressure on the prices of these goods and services.  Natural gas prices are also affected by supply and demand, which are often affected by the weather and by the fact that delivery of gas is generally restricted to specific geographic areas.  North American natural gas prices have been weak due to an oversupply of natural gas in this market.  The recent severe pullback in crude oil prices has led many oil companies, including Murphy, to seek price concessions from suppliers of oil field goods and services.  Due to the recent severe decline in oil prices coupled with the overall volatility of oil and natural gas prices, it is not possible to predict the Company’s future cost of oil field goods and services.

Accounting changes and recent accounting pronouncements

Presentation of Debt Issuance Costs.  In April 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that simplifies the presentation of debt issuance costs.  The ASU requires that the cost of issuing debt be presented on the balance sheet as a direct reduction from the associated debt liability.  These costs have historically been recorded as an asset, rather than a direct reduction of debt.  This ASU does not affect the results of operations, as costs of debt issuance will continue to be amortized to interest expense.  The Company is required to adopt the ASU effective in the first quarter of 2016, but early adoption is permitted.  The Company elected to adopt this ASU early, effective with the first quarter of 2015.  This change in accounting principle is preferable due to allowing debt issuance costs and debt issuance discounts to be presented similarly in the Balance Sheet as reductions to recorded debt balances.  A retrospective change to the December 31, 2014 Balance Sheet as previously presented is required due to the adoption.  The retrospective adjustment to the December 31, 2014 Balance Sheet is shown below:

	As Previously
	Reported	Adjustment	December 31, 2014
(Thousands of dollars)	December 31, 2014	Effect	As Adjusted
Deferred charges and other assets	$81,151	(18,569)	62,582
Long-term debt	(2,536,238)	18,569	(2,517,669)

Balance Sheet Classification of Deferred Taxes.  In November 2015, the FASB issued an ASU that requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent.  The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendment.  The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented.  The Company will adopt this guidance in 2016 and does not expect the impact of adopting this guidance to be material to the Company’s financial statements and related disclosures.

Revenue from Contracts with Customers. In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance.  The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  In August 2015, the FASB issued an accounting standards update that formally delayed the effective date of this revenue recognition standard.  The new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is now permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016.  The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company beginning on January 1, 2018.  The Company has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

Significant accounting policies – In preparing the Company’s consolidated financial statements in accordance with U.S. GAAP, management must make a number of estimates and assumptions related to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Application of certain of the Company’s accounting policies requires significant estimates.  The most significant of these accounting policies and estimates are described below.

•

Oil and gas proved reserves – Oil and gas proved reserves are defined by the SEC as those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether a deterministic method or probabilistic method is used for the estimation.  Proved developed reserves of oil and gas can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well, or through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.  Although the Company’s engineers are knowledgeable of and follow the guidelines for reserves as established by the

SEC, the estimation of reserves requires the engineers to make a significant number of assumptions based on professional judgment.  SEC rules require the Company to use an unweighted average of the oil and gas prices in effect at the beginning of each month of the year for determining quantities of proved reserves.  These historical prices often do not approximate the average price that the Company expects to receive for its oil and natural gas production in the future.  The Company often uses significantly different oil and natural gas price and reserve assumptions when making its own internal economic property evaluations.  Estimated reserves are subject to future revision, certain of which could be substantial, based on the availability of additional information, including:  reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors.  Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserves quantities.  Reserves revisions inherently lead to adjustments of the Company’s depreciation rates and the timing of settlement of asset retirement obligations.  Downward reserves revisions can also lead to significant impairment expense.  The Company cannot predict the type of oil and gas reserves revisions that will be required in future periods.  The Company’s proved reserves of crude oil, natural gas liquids and natural gas are presented on pages F-51 to F-57 of this Form 10-K report.  Murphy’s estimations for proved reserves were generated through the integration of available geoscience, engineering, and economic data, and commercially available technologies, to establish ‘reasonable certainty’ of economic producibility.  As defined by the SEC, reasonable certainty of proved reserves describes a high-degree of confidence that the quantities will be recovered.  In estimating proved reserves, Murphy uses familiar industry-accepted methods for subsurface evaluations, including performance, volumetric, and analog based studies.  Where appropriate, Murphy includes reliable geologic and engineering technology to estimate proved reserves.  Reliable geologic and engineering technology is a method or combination of methods that are field-tested and have demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.  This integrated approach increases the quality of and confidence in Murphy’s proved reserves estimates, and was utilized in certain undrilled acreage at distances greater than the directly offsetting development spacing areas, and in certain reservoirs developed with the application of improved recovery techniques.  Murphy utilized a combination of 3D seismic interpretation, core analysis, wellbore log measurements, well test data, historic production and pressure data, and commercially available seismic processing and numerical reservoir simulation programs.  Reservoir parameters from analogous reservoirs were used to strengthen the reserves estimates when available.

See further discussion of proved reserves and changes in proved reserves during the three years ended December 31, 2015 beginning on pages 7 and F-51 of this Form 10-K report.

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

Based on the time required to complete further exploration and appraisal drilling in areas where hydrocarbons have been found but proved reserves have not been booked, dry hole expense may be recorded one or more years after the original drilling costs are incurred.  In 2015, the costs associated with one well in the Gulf of Mexico, which was drilled in 2009, was expensed due to it being unlikely to be developed due to distressed commodity prices.  In 2014, the costs associated with four wells offshore Block PM 311 in Malaysia, which were drilled in 2004 and 2005, were written off due to denial of the Company’s request to the Malaysian government for an extension to the gas holding period.  Additionally, the cost of one well in the Gulf of Mexico, which was drilled in 2008, was written off because low-expected futures prices for natural gas at year-end 2014 rendered development opportunities for the field to be uneconomic.  In 2013, two wells offshore Sarawak drilled in 2005 and 2006 were expensed when the Company decided not to move forward with development plans for this area.

•

Impairment of long-lived assets – The Company continually monitors its long-lived assets recorded in Property, Plant and Equipment (PPE) in the Consolidated Balance Sheet to make sure that they are fairly presented.  The Company must evaluate its PPE for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable from future cash flows.  Goodwill is evaluated for impairment at least annually.  A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events.  Such events include a projection of future oil and natural gas sales prices, an estimate of the amount of oil and natural gas that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, future capital and abandonment costs, and future inflation levels.  The need to test a long-lived asset for impairment can be based on several factors, including but not limited to a significant reduction in sales prices for oil and/or natural gas, unfavorable revisions of oil or natural gas reserves, or other changes to contracts, environmental regulations or tax laws.  All of these same factors must be considered when evaluating a property’s carrying value for possible impairment.  In making its impairment assessments involving exploration and production property and equipment, the Company must make a number of projections involving future oil and natural gas sales prices, future production volumes, and future capital and operating costs.  Due to the volatility of world oil and gas markets, the actual sales prices for oil and natural gas have often been quite different from the Company’s projections.  Estimates of future oil and gas production and sales volumes are based on a combination of proved and risked probable and possible reserves.  Although the estimation of reserves and future production is uncertain, the Company believes that its estimates are reasonable; however, there have been cases where actual production volumes were higher or lower than projected and the timing was different than the original projection.  The Company adjusts reserves and production estimates as new information becomes available.  The Company generally projects future costs by using historical costs adjusted for both assumed long-term inflation rates and known or expected changes in future operations.  Although the projected future costs are considered to be reasonable, at times, costs have been higher or lower than originally estimated.  A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events, which include projections of future sales prices, future capital expenditures and future operating expenses.  Future marketing or operating decisions, such as closing or selling certain assets, and future regulatory or tax changes could also impact the Company’s conclusion about potential asset impairment.

The Company recorded impairment expense of $2,493.2 million in 2015 to reduce the carrying value of producing heavy oil properties in Western Canada, producing offshore properties in Malaysia, and producing and non-producing properties in the Gulf of Mexico to their estimated fair value due to significant declines in future oil and gas prices since the end of 2014.  The fair values were determined by internal discounted cash flow models using estimates of future production, prices from futures exchanges, costs, and a discount rate believed to be consistent with those used by principal market participants in the applicable region.  The Company recorded impairment expense of $14.3 million in 2014 for one producing gas field in the Gulf of Mexico due to low year-end natural gas futures prices that would not permit full recovery of the investment in the field.  Additionally, in 2014 the Company recorded an impairment charge of $37.0 million to write-off the remaining goodwill originally recorded with a business acquired in Western Canada in 2000.  Low oil and gas prices at year-end 2014 led to the conclusion that this goodwill was no longer recoverable.  The Company recorded writedowns of $269.2 million in 2014 and $73.0 million in 2013 for discontinued U.K. refining and marketing operations based on a fair value assessment of these assets being abandoned and/or held for sale at year-ends 2014 and 2013.  Murphy recorded impairment expense of $21.6 million in 2013 related to the sale of Kainai properties in Western Canada at less than carrying value.

Based on an evaluation of expected future cash flows from properties at year-end 2015, the Company did not have any other significant properties with carrying values that were impaired at that date.  The expected future sales prices for crude oil and natural gas used in the evaluation were based on quoted future prices for the respective production periods.  These quoted prices are based on market expectations for future hydrocarbon prices, which can often be significantly higher or lower in future periods compared to current spot prices.  If quoted prices for future years had been weaker, the lower level of projected cash flows for properties could have led to additional impairment charges being recorded for certain properties in 2015.  In addition, one or a combination of other factors such as lower future oil and/or natural gas prices, lower future production volumes, higher future costs, or the actions of government authorities could lead to impairment expenses in future periods.  Based on these unknown future factors as described herein, the Company cannot predict the amount or timing of impairment expenses that may be recorded in the future.

•

Income taxes – The Company is subject to income and other similar taxes in all areas in which it operates.  When recording income tax expense, certain estimates are required because: (a) income tax returns are generally filed months after the close of its annual accounting period; (b) tax returns are subject to audit by taxing authorities and audits can often take years to complete and settle; and (c) future events often impact the timing of when income tax expenses and benefits are recognized by the Company.  The Company has deferred tax assets mostly relating to basis differences for property, equipment and inventories, and liabilities for dismantlement and retirement benefit plan obligations.  The Company routinely evaluates all deferred tax assets to determine the likelihood of their realization.  A valuation allowance has been recognized for deferred tax assets related to basis differences for Blocks PM 311/312 and SK 314A in Malaysia, for exploration licenses in certain areas, the largest of which are Australia, Indonesia and Brunei, and for certain basis differences in the U.K. due to management’s belief that these assets cannot be deemed to be realizable with any degree of confidence at this time.  In 2015, Murphy recognized $188.5 million in noncash tax expense primarily associated with using a U.S. deferred tax asset that would otherwise have carried forward to future years with a dividend from a foreign subsidiary.  In 2014, the Company recognized U.S. income tax benefits of $95.9 million related to tax deductions associated with investments in upstream operations in Cameroon, Kurdistan and certain permits in Australia where the Company is exiting operations, as well as a Malaysian tax benefit of $65.4 million related to recognition of the expected future realization of tax deductions for prior-year Block H exploration expenses following sanction of the development plan for this field during 2014.  In 2013, the Company recognized U.S. income tax benefits of $133.5 million related to tax deductions associated with investments in upstream operations in Republic of the Congo and Kurdistan, where the Company is exiting operations.

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

Upon disposal of Murphy’s former U.K. downstream assets, the Company retained all vested defined benefit pension obligations associated with former employees of this business.  No additional benefits will accrue to these former U.K. employees under the Company’s retirement plan after the date of separation from Murphy.

Based on bond yields at December 31, 2015, the Company has used a weighted average discount rate of 4.55% at year-end 2015 for the primary U.S. plans.  This weighted average discount rate is 0.43%  higher than a year earlier, which decreased the Company’s recorded liabilities for retirement plans compared to a year ago.  Although the Company presently assumes a return on plan assets of 6.50% for the primary U.S. plan, it periodically reconsiders the appropriateness of this and other key assumptions.  The smoothing effect of current accounting regulations tends to buffer the current year’s retirement plan expenses from wide swings in liabilities and asset valuations.  The Company’s retirement and postretirement plan expenses in 2016 are expected be higher than 2015 due to larger costs associated with previously unrecognized actuarial losses at year-end 2015.  However, cash contributions are anticipated to be lower in 2016 particularly associated with its domestic retirement plan.  In 2015, the Company paid $31.4 million into various retirement plans and $3.8 million into postretirement plans.  In 2016, the Company is expecting to fund payments of approximately $8.5 million into various retirement plans and $5.4 million for postretirement plans.  The Company could be required to make additional and more significant funding payments to retirement plans in future years.  Future required payments and the amount of liabilities recorded on the balance sheet associated with the plans could be unfavorably affected if the discount rate declines, the actual return on plan assets falls below the assumed return, or the health care cost trend rate increase is higher than expected.  Although Congress passed the Moving Ahead for Progress in the 21st Century Act, which permits certain companies to reduce retirement plan contributions in the near term, this Act does not reduce the Company’s overall funding requirements in the long-term.  As described above, the Company’s retirement and postretirement expenses are sensitive to certain assumptions, primarily related to discount rates and assumed return on plan assets.  A 0.5% decline in the discount rate would increase 2016 annual retirement and postretirement expenses by $2.9 million and $0.6 million, respectively, and a 0.5% decline in the assumed rate of return on plan assets would increase 2016 retirement expense by $2.5 million.

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

Contractual obligations and guarantees – The Company is obligated to make future cash payments under borrowing arrangements, operating leases, purchase obligations primarily associated with existing capital expenditure commitments, and other long-term liabilities.  In addition, the Company expects to extend certain operating leases beyond the minimum contractual period.  Total payments due after 2015 under such contractual obligations and arrangements are shown below.

	Amount of Obligations
(Millions of dollars)	Total	2016	2017-2018	2019-2020	After 2020
Debt including current maturities	$3,059.5	18.9	1,172.3	29.2	1,839.1
Operating and other leases	375.9	83.3	123.2	92.3	77.1
Capital expenditures, drilling rigs and other	915.0	735.0	173.9	3.6	2.5
Other long-term liabilities, including debt interest	2,278.0	150.5	237.1	229.5	1,660.9
Total	$6,628.4	987.7	1,706.5	354.6	3,579.6

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

In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts.  Total outstanding letters of credit were $81.6 million as of December 31, 2015, and all of these letters of credit expire in 2016.

Material off-balance sheet arrangements – The Company occasionally utilizes off-balance sheet arrangements for operational or funding purposes.  The most significant of these arrangements at year-end 2015 included operating leases of floating, production, storage and offloading vessel (FPSO) for the Kikeh oil field, floating and operating lease for a production facility at the West Patricia field, drilling contracts for onshore and offshore rigs in various countries, and oil and/or natural gas transportation contracts in the U.S. and Western Canada.  The leases call for future monthly net lease payments through 2016 at West Patricia and through 2022 at Kikeh.  The U.S. and Western Canada transportation contracts require minimum monthly payments through 2024.  Future required minimum annual payments under these arrangements are included in the contractual obligation table above.

Outlook

Prices for the Company’s primary products are often quite volatile.  The price for crude oil is primarily affected by the levels of supply and demand for energy.  Anticipated future variances between the predicted demand for crude oil and the projected available supply can lead to significant movement in the price of crude oil.  In January 2016, West Texas Intermediate crude oil traded in a band between about $28.46 and $36.76 per barrel and averaged about $31.78 for the full month.  NYMEX natural gas traded in a band of $2.12 to $2.53 per MMBTU, with an average of $2.27 during this same time.  Both these oil and natural gas prices are well below the average prices achieved in 2015.  The Company continually monitors the prices for its main products and often alters its operations and spending plans based on these prices.

The Company’s capital expenditure budget for 2016 has recently undergone significant revision and capital expenditures in 2016 are expected to be well below 2015 levels, at a total of approximately $580 million excluding capital spending related to the recently announced Kaybob Duvernay and Montney liquids rich properties acquisition expected to close near the end of the first quarter of 2016.  Geographically, the current estimate of E&P capital in 2016 is spread approximately as follows:  38% for the United States, 22% for Malaysia 19%, for Canada and 21% for all other areas.  Spending in the U.S. is primarily associated with development programs in the Eagle Ford Shale area of South Texas.  In Malaysia, the majority of the spending is for continued development of the Kikeh, Kakap-Gumusut and Siakap North-Petai fields in Block K, oil development projects offshore Sarawak in Blocks SK 309/311 and development of a FLNG project in Block H.  Canadian spending is primarily associated with natural gas development operations in Western Canada, plus ongoing operations at Syncrude and East Coast offshore areas.  Capital and other expenditures will be routinely reviewed during 2016 and planned capital expenditures may be adjusted to reflect differences between budgeted and actual cash flow during the year.  Capital expenditures may also be affected by asset purchases or sales, which often are not anticipated at the time a budget is prepared.    The Company will primarily fund its capital program in 2016 using operating cash flow, but will supplement funding where necessary using borrowings under available credit facilities.  The Company’s 2016 projections call for borrowings of long-term debt during the year to fund a portion of the capital program.  If oil and/or natural gas prices weaken further, actual cash flow generated from operations could be reduced such that further capital spending reductions are required and/or higher than anticipated borrowings might be required during the year to maintain funding of the Company’s ongoing development projects.

The Company currently expects production in 2016 to average between 180,000 and 185,000 barrels of oil equivalent per day.  This level of production is less than 2015 due primarily to a significantly lower capital spending program in 2016.  A key assumption in projecting the level of 2016 Company production is the anticipated well decline rate following a period of reduced drilling activity in the Eagle Ford Shale area of South Texas where a major drilling and completion operation has been scaled back due to weak oil prices.  Other key factors in meeting 2016 production targets is the rate of decline of natural gas wells at the Tupper area in Western Canada, continued reliability of production at significant operations such as Kikeh, Syncrude, Hibernia and Terra Nova, and the continued customer demand for natural gas from the Company’s offshore Malaysia fields.

At year-end 2015, the Company had two deepwater drilling rigs under contract in the Gulf of Mexico that were scheduled to expire in February and November 2016.  In the face of low commodity prices, a significant reduction in the Company’s overall 2016 capital spending program and lack of interest by working interest partners and others to participate in drilling opportunities in 2016, the Company idled and stacked both rigs during the fourth quarter of 2015.  The contract originally scheduled to expire in November 2016 was terminated by the Company.  The remaining day rate commitments payable in the first quarter of 2016 under both contracts total approximately $271 million.

The Company has entered into WTI crude oil swap contracts and natural gas forward delivery contracts to manage risk associated with certain U.S. crude oil and Canadian natural gas sales prices as follows:

	Contract or		Average
Commodities	Location	Dates	Volumes per Day	Average Prices
U.S. Oil	West Texas Intermediate	Jan. – Dec. 2016	20,000 bbls/d	$52.01 per bbl.
Canadian Natural Gas	TCPL–NOVA System	Jan. – Dec. 2016	59 mmcf/d	C$3.19 per mcf

In the falling commodity price environment during 2015, the Company gained price concessions from many of its vendors that supply oil field goods and services.  Certain costs are expected to retreat further in 2016 at the current level of oil and gas prices.  It is unclear how successful the Company will be with achieving additional meaningful reductions in the cost of oil field goods and services.

In January 2016, the Company’s Canadian subsidiary signed a definitive agreement to divest natural gas processing and sales pipeline assets that support Murphy’s Montney natural gas fields in the Tupper area of northeastern British Columbia.  Total cash consideration to Murphy upon closing of the transaction, anticipated near the end of the first quarter 2016, is expected to be C$538 million.

In a separate transaction, the same subsidiary signed a definitive agreement to acquire a 70 percent operated working interest (WI) of Athabasca Oil Corporation’s (Athabasca) production, acreage, infrastructure and facilities in the Kaybob Duvernay lands, and a 30 percent non-operated WI of Athabasca’s production, acreage, infrastructure and facilities in the liquids rich Montney lands in Alberta.  Under the terms of the joint venture the total consideration amounts to C$475 million, of which Murphy will pay approximately C$250 million in cash at closing and the remaining C$225 million in the form of a carry for a period of up to five years.  The transaction is expected to close near the end of the first quarter of 2016.

As of December 31, 2015, Murphy’s long-term debt was rated “BBB” with a negative outlook by Standard and Poor’s (S&P), “BBB-” with a negative outlook by Fitch Ratings (Fitch), and “Baa3” with a negative outlook by Moody’s Investor Services (Moody’s).  In February 2016, S&P, Fitch, and Moody’s each downgraded the Company’s credit rating on its outstanding notes.  The Company’s long-term debt ratings are currently “BBB-” with stable outlook by S&P, “BB+” with stable outlook by Fitch, and “B1” with negative outlook by Moody’s.  Fitch’s and Moody’s actions reduced the Company’s credit rating to below investment grade status.  These downgrades could adversely affect our cost of capital and our ability to raise debt in public markets in future periods.  Based on the downgrade by Moody’s, the coupon rates on $1.5 billion of the Company’s outstanding notes will increase by 1.00% effective June 1, 2016.

Forward-Looking Statements

This Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements, which express management’s current views concerning future events or results, are subject to inherent risks and uncertainties.  Factors that could cause actual results to differ materially from those expressed or implied in these forward-looking statements include, but are not limited to, the volatility and level of crude oil and natural gas prices, the level and success rate of Murphy’s exploration programs, the Company’s ability to maintain production rates and replace reserves, customer demand for Murphy’s products, adverse foreign exchange movements, political and regulatory instability, adverse developments in the U.S. or global capital markets, credit markets or economies generally, and uncontrollable natural hazards.  For further discussion of risk factors, see Item 1A. Risk Factors, which begins on page 13 of this Annual Report on Form 10-K.  Murphy undertakes no duty to publicly update or revise any forward-looking statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with interest rates, prices of crude oil, natural gas and petroleum products, and foreign currency exchange rates.  Murphy uses derivative financial and commodity instruments to manage risks associated with existing or anticipated transactions.

As described in Note L, there were short-term derivative foreign exchange contracts in place at December 31, 2015 to hedge the value of U.S. dollar based receivables against the Canadian dollar.  A 10% strengthening or weakening of the U.S. dollar against the Canadian dollar would not have materially changed the recorded net liability associated with these contracts.  Changes in the fair value of these derivative contracts generally offset the financial statement impact of an equivalent volume of foreign currency exposures associated with other assets and/or liabilities.

As described in Note L,  there were commodity transactions in place at December 31, 2015 covering certain future U.S. crude oil sales volumes in 2016.  A 10%  increase in the respective benchmark price of these commodities would have decreased the recorded net asset associated with these derivative contacts by approximately $30.3 million, while a 10% decrease would have increased the recorded net asset by a similar amount.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item appears on pages F-1 through F-63, which follow page  58 of this

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

Based on their evaluation, with the participation of the Company’s management, as of December 31, 2015, the principal executive officer and principal financial officer of Murphy Oil Corporation have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by Murphy Oil Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Murphy’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.  Management’s report is included on page F-1 of this Form 10-K report. KPMG LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 and their report is included on page F-3 of this Form 10-K report.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers of the Company is included on page 20 of this Form 10-K report. Other information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 11, 2016 under the captions “Election of Directors” and “Committees.”

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

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 11, 2016 under the captions “Compensation Discussion and Analysis” and “Compensation of Directors” and in various compensation schedules.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 11, 2016 under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Equity Compensation Plan Information.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 11, 2016 under the caption “Election of Directors.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 11, 2016 under the caption “Audit Committee Report.”

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   1.   Financial Statements – The consolidated financial statements of Murphy Oil Corporation and consolidated subsidiaries are located or begin on the pages of this Form 10-K report as indicated below.

2.    Financial Statement Schedules

Schedule II – Valuation Accounts and Reserves	F-64

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

Exhibit
No.		Incorporated by Reference to
2.1	Purchase and Sale Contract for Malaysia assets	Exhibit 2.1 of Murphy's Form 10-Q report filed November 5, 2014

3.1	Certificate of Incorporation of Murphy Oil Corporation as amended, effective May 11, 2005	Exhibit 3.1 of Murphy’s Form 10-K report filed February 28, 2011

3.2	By-Laws of Murphy Oil Corporation as amended effective February 3, 2016	Exhibit 3.2 of Murphy’s Form 8-K report filed February 5, 2016

Exhibit
No.		Incorporated by Reference to
4.1	Form of Indenture and Form of Supplemental Indenture between Murphy Oil Corporation and SunTrust Bank, as Trustee	Exhibit 4.2 of Murphy’s Form 10-K report for the year ended December 31, 2009

4.2	Form of Indenture and First Supplemental Indenture between Murphy Oil Corporation and U.S. Bank National Association, as Trustee	Exhibits 4.1 and 4.2 of Murphy’s Form 8-K report filed May 18, 2012

4.3	Second Supplemental Indenture between Murphy Oil Corporation and U.S. Bank National Association, as Trustee	Exhibit 4.1 of Murphy’s Form 8-K report filed November 30, 2012

4.4	5-Year Revolving Credit Agreement dated June 14, 2011	Exhibit 4.1 of Murphy's Form 10-Q report filed August 5, 2014

4.5	Commitment Increase and Maturity Extension Agreement dated May 23, 2013	Exhibit 4.2 of Murphy's Form 10-Q report filed August 5, 2014

10.1	2007 Long-Term Incentive Plan	Exhibit 10.1 of Murphy’s Form 8-K report filed April 24, 2007

10.2	2012 Long-Term Incentive Plan	Exhibit A of Murphy’s definitive Proxy Statement (Definitive 14A) dated March 29, 2012

10.3	Employee Stock Purchase Plan as amended May 9, 2007	Exhibit 10.3 of Murphy’s Form 10-K report for the year ended December 31, 2012

10.4	2008 Stock Plan for Non-Employee Directors, as approved by shareholders on May 14, 2008	Form S-8 report filed February 5, 2009

10.5	2013 Stock Plan for Non-Employee Directors	Exhibit A of Murphy’s definitive Proxy Statement (Definitive 14A) dated March 22, 2013

*10.6	Non-Qualified Deferred Compensation Plan for Non-Employee Directors

10.7	Tax Matters Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc.	Exhibit 10.1 of Murphy’s Form 8-K report filed September 5, 2013

Exhibit
No.		Incorporated by Reference to
10.8	Transition Services Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc.	Exhibit 10.2 of Murphy’s Form 8-K report filed September 5, 2013

10.9	Employee Matters Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc.	Exhibit 10.3 of Murphy’s Form 8-K report filed September 5, 2013

10.10	Trademark License Agreement, dated August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc.	Exhibit 10.4 of Murphy’s Form 8-K report filed September 5, 2013

*12	Computation of Ratio of Earnings to Fixed Charges

*21	Subsidiaries of the Registrant

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of employee stock option	Exhibit 99.1 of Murphy's Form 10-K report for the year ended December 31, 2013

99.2	Form of performance-based employee restricted stock unit grant agreement	Exhibit 99.2 of murphy's Form 10-K report for the year ended December 31, 2014

99.3	Form of employee time-based restricted stock unit grant agreement	Exhibit 99.1 of Murphy’s Form 10-Q report filed November 6, 2013

Exhibit
No.		Incorporated by Reference to
99.4	Form of non-employee director stock option	Exhibit 99.3 of Murphy’s Form 10-K report for the year ended December 31, 2010

99.5	Form of non-employee director restricted stock unit award	Exhibit 99.5 of Murphy’s Form 10-K report for the year ended December 31, 2008

99.6	Form of non-employee director restricted stock unit award	Exhibit 99.2 of Murphy’s Form 10-Q report filed November 6, 2013

99.7	Form of phantom unit award	Exhibit 99.1 of Murphy’s Form 10-Q report filed November 6, 2012

99.8	Form of stock appreciation right (“SAR”)	Exhibit 99.6 of Murphy’s Form 10-K report for the year ended December 31, 2012 and Exhibit 99.3 of Murphy's Form 10-Q report filed May 7, 2014

99.9	Form of performance-based restricted stock unit-cash grant agreement	Exhibit 99.7 of Murphy’s Form 10-K report for the year ended December 31, 2012

99.10	Form of time-based restricted stock unit grant agreement	Exhibit 99.1 of Murphy's Form 10-Q report filed May 7, 2014

99.11	Form of time-based restricted stock unit-cash grant agreement	Exhibit 99.2 of Murphy's Form 10-Q report filed May 7, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURPHY OIL CORPORATION

By	/s/ ROGER W. JENKINS	Date:	February 26, 2016
Roger W. Jenkins, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ CLAIBORNE P. DEMING	/s/ R. MADISON MURPHY
Claiborne P. Deming, Chairman and Director	R. Madison Murphy, Director

/s/ ROGER W. JENKINS	/s/ JEFFREY W. NOLAN
Roger W. Jenkins, President and	Jeffrey W. Nolan, Director
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ T. JAY COLLINS	/s/ NEAL E. SCHMALE
T. Jay Collins, Director	Neal E. Schmale, Director

/s/ STEVEN A. COSSÉ	/s/ LAURA A. SUGG
Steven A. Cossé, Director	Laura A. Sugg, Director

/s/ LAWRENCE R. DICKERSON	/s/ CAROLINE G. THEUS
Lawrence R. Dickerson, Director	Caroline G. Theus, Director

/s/ JAMES V. KELLEY	/s/ JOHN W. ECKART
James V. Kelley, Director	John W. Eckart, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

/s/ WALENTIN MIROSH	/s/ KEITH CALDWELL
Walentin Mirosh, Director	Keith Caldwell
Senior Vice President and Controller
(Principal Accounting Officer)

REPORT OF MANAGEMENT – CONSOLIDATED FINANCIAL STATEMENTS

The management of Murphy Oil Corporation is responsible for the preparation and integrity of the accompanying consolidated financial statements and other financial data.  The statements were prepared in conformity with U.S. generally accepted accounting principles (GAAP) appropriate in the circumstances and include some amounts based on informed estimates and judgments, with consideration given to materiality.

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

REPORT OF MANAGEMENT – INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  The Company’s internal controls have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. GAAP.  All internal control systems have inherent limitations, and therefore, can provide only reasonable assurance with respect to the reliability of financial reporting and preparation of consolidated financial statements.

Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

KPMG LLP has performed an audit of the Company’s internal control over financial reporting and their opinion thereon can be found on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Murphy Oil Corporation:

We have audited the accompanying consolidated balance sheets of Murphy Oil Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2015.  In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Murphy Oil Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. GAAP.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note B to the financial statements, Murphy Oil Corporation changed its method of accounting for debt issuance costs effective January 1, 2014 due to the adoption of FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Murphy Oil Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in  Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Murphy Oil Corporation:

We have audited Murphy Oil Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Murphy Oil Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Murphy Oil Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Murphy Oil Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2015,  and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

February 26, 2016

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31 (Thousands of dollars)	2015	2014*
Assets
Current assets
Cash and cash equivalents	$283,183	1,193,308
Canadian government securities with maturities greater than 90 days at the date of acquisition	173,288	461,313
Accounts receivable, less allowance for doubtful accounts of $1,605 in 2015 and $1,609 in 2014	522,672	873,277
Inventories, at lower of cost or market	166,788	242,733
Prepaid expenses	212,962	77,281
Deferred income taxes	51,183	55,107
Assets held for sale	38,340	376,130
Total current assets	1,448,416	3,279,149
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $11,924,193 in 2015 and $9,503,524 in 2014	9,818,365	13,331,047
Deferred charges and other assets	227,031	62,582
Assets held for sale	–	50,960
Total assets	$11,493,812	16,723,738

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$18,881	465,388
Accounts payable	1,529,848	2,275,830
Income taxes payable	4,819	59,054
Other taxes payable	38,498	52,457
Other accrued liabilities	75,286	143,610
Liabilities associated with assets held for sale	7,297	151,548
Total current liabilities	1,674,629	3,147,887

Long-term debt, including capital lease obligation	3,040,594	2,517,669
Deferred income taxes	239,811	1,193,864
Asset retirement obligations	793,474	841,526
Deferred credits and other liabilities	438,576	441,048
Liabilities associated with assets held for sale	–	8,310

Stockholders’ equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	–	–
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,055,724 shares in 2015 and 195,040,149 shares in 2014	195,056	195,040
Capital in excess of par value	910,074	906,741
Retained earnings	6,212,201	8,728,032
Accumulated other comprehensive loss	(704,542)	(170,255)
Treasury stock	(1,306,061)	(1,086,124)
Total stockholders’ equity	5,306,728	8,573,434
Total liabilities and stockholders’ equity	$11,493,812	16,723,738

*Reclassified to conform to current presentation.

See notes to consolidated financial statements, page F-9.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31 (Thousands of dollars except per share amounts)	2015	2014	2013
Revenues
Sales and other operating revenues	$2,787,116	5,288,933	5,312,686
Gain (loss) on sale of assets	154,155	138,903	(87)
Interest and other income	91,809	48,248	77,490
Total revenues	3,033,080	5,476,084	5,390,089

Costs and Expenses
Lease operating expenses	832,306	1,089,888	1,252,812
Severance and ad valorem taxes	65,794	107,215	87,331
Exploration expenses, including undeveloped lease amortization	470,924	513,600	502,215
Selling and general expenses	306,663	364,004	379,167
Depreciation, depletion and amortization	1,619,824	1,906,247	1,553,394
Impairment of assets	2,493,156	51,314	21,587
Accretion of asset retirement obligations	48,665	50,778	48,996
Deepwater rig contract exit costs	282,001	–	–
Interest expense	124,665	136,424	124,423
Interest capitalized	(7,290)	(20,605)	(52,523)
Other expense	78,634	24,949	–
Total costs and expenses	6,315,342	4,223,814	3,917,402

Income (loss) from continuing operations before income taxes	(3,282,262)	1,252,270	1,472,687
Income tax expense (benefit)	(1,026,490)	227,297	584,550
Income (loss) from continuing operations	(2,255,772)	1,024,973	888,137
Income (loss) from discontinued operations, net of income taxes	(15,061)	(119,362)	235,336
Net Income (Loss)	$(2,270,833)	905,611	1,123,473

Per Common Share – Basic
Income (loss) from continuing operations	$(12.94)	5.73	4.73
Income (loss) from discontinued operations	(0.09)	(0.67)	1.25
Net income (loss)	$(13.03)	5.06	5.98

Per Common Share – Diluted
Income (loss) from continuing operations	$(12.94)	5.69	4.69
Income (loss) from discontinued operations	(0.09)	(0.66)	1.25
Net income (loss)	$(13.03)	5.03	5.94

Average Common shares outstanding – basic	174,351,227	178,852,942	187,921,062
Average Common shares outstanding – diluted	174,351,227	180,070,984	189,271,398

See notes to consolidated financial statements, page F-9.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31 (Thousands of dollars)	2015	2014	2013
Net income (loss)	$(2,270,833)	905,611	1,123,473
Other comprehensive loss, net of tax
Net loss from foreign currency translation	(546,705)	(271,491)	(308,300)
Retirement and postretirement benefit plans	10,492	(72,796)	69,583
Deferred loss on interest rate hedges reclassified to interest expense.	1,926	1,913	1,935
Other comprehensive loss	(534,287)	(342,374)	(236,782)
Comprehensive income (loss)	$(2,805,120)	563,237	886,691

See notes to consolidated financial statements, page F-9.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Thousands of dollars)	2015	2014	2013
Operating Activities
Net income (loss)	$(2,270,833)	905,611	1,123,473
Adjustments to reconcile net income (loss) to net cash provided by continuing operations activities:
Loss (income) from discontinued operations	15,061	119,362	(235,336)
Depreciation, depletion and amortization	1,619,824	1,906,247	1,553,394
Impairment of assets	2,493,156	51,314	21,587
Amortization of deferred major repair costs	7,296	8,345	8,464
Dry hole costs	296,845	269,986	262,876
Amortization of undeveloped leases	75,312	74,438	66,891
Accretion of asset retirement obligations	48,665	50,778	48,996
Deferred and noncurrent income tax charges (benefits)	(978,030)	(170,915)	158,108
Pretax (gains) losses from disposition of assets	(154,155)	(138,903)	87
Net decrease (increase) in noncash operating working capital	35,064	(3,729)	266,329
Other operating activities, net	(4,836)	(23,895)	(64,174)
Net cash provided by continuing operations activities	1,183,369	3,048,639	3,210,695
Investing Activities
Property additions and dry hole costs[1]	(2,549,736)	(3,679,464)	(3,590,344)
Proceeds from sales of property, plant and equipment	423,911	1,467,046	1,650
Purchase of investment securities[2]	(911,787)	(986,328)	(923,497)
Proceeds from maturity of investment securities[2]	1,129,139	899,857	664,258
Other investing activities, net	(13,648)	(18,929)	291
Net cash required by investing activities	(1,922,121)	(2,317,818)	(3,847,642)
Financing Activities
Borrowings of debt[1]	600,000	100,000	350,000
Repayments of debt	(450,000)	–	–
Capital lease obligation payments	(10,434)	(25,265)	–
Purchase of treasury stock	(250,000)	(375,000)	(500,000)
Proceeds from exercise of stock options and employee stock purchase plans	–	210	3,409
Withholding tax on stock-based incentive awards	(8,976)	(6,786)	(16,727)
Cash dividends paid	(244,998)	(236,371)	(235,108)
Separation of U.S. retail marketing business:
Cash distributed to Murphy Oil by Murphy USA	–	–	650,000
Cash held and retained by Murphy USA upon separation	–	–	(55,506)
Other financing activities, net	(153)	(1,498)	(2,473)
Net cash provided (required) by financing activities	(364,561)	(544,710)	193,595
Cash Flows from Discontinued Operations
Operating activities	(15,005)	(39,563)	427,792
Investing activities	5,314	199,541	116,463
Changes in cash included in current assets held for sale	192,585	100,790	(301,302)
Net increase in cash and cash equivalents of discontinued operations	182,894	260,768	242,953
Effect of exchange rate changes on cash and cash equivalents	10,294	(3,726)	3,238
Net increase (decrease) in cash and cash equivalents	(910,125)	443,153	(197,161)
Cash and cash equivalents at January 1	1,193,308	750,155	947,316
Cash and cash equivalents at December 31	$283,183	1,193,308	750,155

1Excludes noncash asset and long-term obligation of $357,991 in 2013 associated with lease commencement for production equipment at the Kakap field offshore Malaysia.

2Investments are Canadian government securities with maturities greater than 90 days at the date of acquisition.

See notes to consolidated financial statements, page F-9.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31 (Thousands of dollars)	2015	2014	2013
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	$–	–	–

Common Stock – par $1.00, authorized 450,000,000 shares at
   December 31, 2015, 2014 and 2013, issued 195,055,724 shares at December 31, 2015, 195,040,149 shares at December 31, 2014 and 194,920,155 shares at December 31, 2013

Balance at beginning of year	195,040	194,920	194,616
Exercise of stock options	16	120	304
Balance at end of year	195,056	195,040	194,920

Capital in Excess of Par Value
Balance at beginning of year	906,741	902,633	873,934
Exercise of stock options, including income tax benefits	(376)	(11,422)	563
Restricted stock transactions and other	(38,415)	(27,920)	(28,339)
Stock-based compensation	42,322	43,490	56,622
Other	(198)	(40)	(147)
Balance at end of year	910,074	906,741	902,633

Retained Earnings
Balance at beginning of year	8,728,032	8,058,792	7,717,389
Net income (loss) for the year	(2,270,833)	905,611	1,123,473
Cash dividends – $1.40 per share in 2015, $1.325 per share in 2014 and $1.25 per share in 2013	(244,998)	(236,371)	(235,108)
Distribution of common stock of Murphy USA Inc. to shareholders	–	–	(546,962)
Balance at end of year	6,212,201	8,728,032	8,058,792

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(170,255)	172,119	408,901
Foreign currency translation losses, net of income taxes	(546,705)	(271,491)	(308,300)
Retirement and postretirement benefit plans, net of income taxes	10,492	(72,796)	69,583
Deferred loss on interest rate hedges, reclassified to interest expense, net of income taxes	1,926	1,913	1,935
Balance at end of year	(704,542)	(170,255)	172,119

Treasury Stock
Balance at beginning of year	(1,086,124)	(732,734)	(252,805)
Purchase of treasury shares	(250,000)	(375,000)	(500,000)
Sale of stock under employee stock purchase plans	491	420	1,015
Awarded restricted stock	29,572	21,190	19,056
Balance at end of year – 23,021,013 shares of Common Stock in 2015, 17,540,636 shares of Common Stock in 2014 and 11,513,642 shares of Common Stock in 2013	(1,306,061)	(1,086,124)	(732,734)
Total Stockholders’ Equity	$5,306,728	8,573,434	8,595,730

See notes to consolidated financial statements, page F-9.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A – Significant Accounting Policies

NATURE OF BUSINESS – Murphy Oil Corporation is an international oil and gas company that conducts its business through various operating subsidiaries.  The Company produces oil and natural gas in the United States, Canada and Malaysia and conducts oil and natural gas exploration activities worldwide.  The Company has an interest in a Canadian synthetic oil operation.  On August 30, 2013, the Company spun off Murphy USA Inc. (MUSA) to its shareholders.  In addition, Murphy Oil sold its remaining downstream assets in the United Kingdom in 2015, U.K. retail marketing assets during 2014 and its U.K. oil and natural gas producing assets during 2013.  See Note C regarding more information regarding the spin-off and sale of these assets.

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

REVENUE RECOGNITION – Revenues from sales of crude oil, natural gas liquids and natural gas are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customer.  Revenues from the production of oil and natural gas properties in which Murphy shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Natural gas imbalances occur when the Company’s actual gas sales volumes differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that partners can recoup their share of production from the field.  At December 31, 2015 and 2014, the liabilities for natural gas balancing were immaterial.

CASH EQUIVALENTS – Short-term investments, which include government securities and other instruments with government securities as collateral, that are highly liquid and have a maturity of three months or less from the date of purchase are classified as cash equivalents.

MARKETABLE SECURITIES – The Company classifies investments in marketable securities as available-for-sale or held-to-maturity.  The Company does not have any investments classified as trading securities.  Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive loss.  Held-to-maturity securities are recorded at amortized cost.  Premiums and discounts are amortized or accreted into earnings over the life of the related available-for-sale or held-to-maturity security.    Dividend and interest income is recognized when earned.  Unrealized losses considered to be other than temporary are recognized currently in earnings.  The cost of securities sold is based on the specific identification method.  The fair value of investment securities is determined by available market prices.  At December 31, 2015, the Company owned Canadian government securities with maturities greater than 90 days at date of acquisition that had a carrying value of $173,288,000.  These securities are readily marketable and could be quickly converted to cash if needed to meet operating cash needs in Canada.

ACCOUNTS RECEIVABLE – At December 31, 2015 and 2014, the Company’s accounts receivable primarily consisted of amounts owed to the Company by customers for sales of crude oil and natural gas.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on these receivables.  The Company reviews this allowance for adequacy at least quarterly and bases its assessment on a combination of current information about its customers and historical write-off experience.  Any trade accounts receivable balances written off are charged against the allowance for doubtful accounts.  The Company has not experienced any significant credit-related losses in the past three years.

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

Oil and gas properties are evaluated by field for potential impairment.  Other properties are evaluated for impairment on a specific asset basis or in groups of similar assets as applicable.  An impairment is recognized when the estimated undiscounted future net cash flows of an asset are less than its carrying value.  If an impairment occurs, the carrying value of the impaired asset is reduced to fair value.  During 2015, declines in future oil and gas prices provided indications of possible impairments in certain of the Company’s producing properties.  As a result of management’s assessments during 2015, the Company recognized a pretax impairment charge of approximately $2,493,200,000 to reduce the carrying value of certain producing properties in the Gulf of Mexico, Western Canada and Malaysia to their estimated fair value.  See also Note E for further discussion of impairment charges.

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

Depreciation and depletion of producing oil and gas properties is recorded based on units of production.  Unit rates are computed for unamortized exploration drilling and development costs using proved developed reserves; unit rates for unamortized leasehold costs and asset retirement costs are amortized over proved reserves.  Proved reserves are estimated by the Company’s engineers and are subject to future revisions based on availability of additional information.  Additionally, certain natural gas processing facilities and related equipment in Malaysia and Canada are being depreciated on a straight-line basis over its estimated useful life ranging from 20 to 25 years.  Gains and losses on asset disposals or retirements are included in income (loss) as a separate component of revenues.

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

Capitalized Interest – Interest associated with borrowings from third parties is capitalized on significant oil and gas development projects when the expected development period extends for one year or more.  Interest capitalized is credited in the Consolidated Statement of Operations and is added to the cost of the underlying asset

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

for the development project in Property, Plant and Equipment in the Consolidated Balance Sheets.  Capitalized interest is amortized over the useful life of the asset in the same manner as other development costs.

GOODWILL – Goodwill is recorded in an acquisition when the purchase price exceeds the fair value of net assets acquired.  Goodwill is not amortized, but is assessed annually for recoverability of the carrying value.  The Company assesses goodwill recoverability at each year-end by comparing the fair value of net assets for conventional oil and natural gas properties with the carrying value of these net assets including goodwill.  The fair value of the conventional oil and natural gas reporting unit is determined using the expected present value of future cash flows.  Based on its assessment of the fair value of its Canadian conventional oil and natural gas operations, the Company recorded an impairment charge of $37,047,000 in 2014 and reduced the carrying amount to zero.

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

FOREIGN CURRENCY – Local currency is the functional currency used for recording operations in Canada and for former refining and marketing activities in the United Kingdom.  The U.S. dollar is the functional currency used to record all other operations.  Exchange gains or losses from transactions in a currency other than the functional currency are included in earnings.  Gains or losses from translating foreign functional currencies into U.S. dollars are included in Accumulated Other Comprehensive Loss in Stockholders’ Equity.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – The fair value of a derivative instrument is recognized as an asset or liability in the Company’s Consolidated Balance Sheets.  Upon entering into a derivative contract, the Company may designate the derivative as either a fair value hedge or a cash flow hedge, or decide that the contract is not a hedge for accounting purposes, and thenceforth, recognize changes in the fair value of the contract in earnings.  The Company documents the relationship between the derivative instrument designated as a hedge and the hedged items as well as its objective for risk management and strategy for use of the hedging instrument to manage the risk.  Derivative instruments designated as fair value or cash flow hedges are linked to specific assets and liabilities or to specific firm commitments or forecasted transactions.  The Company assesses at inception and on an ongoing basis whether a derivative instrument accounted for as a hedge is highly effective in offsetting changes in the fair value or cash flows of the hedged item.  A derivative that is not a highly effective hedge does not qualify for hedge accounting.  The change in the fair value of a qualifying fair value hedge is recorded in earnings along with the gain or loss on the hedged item.  The effective portion of the change in the fair value of a qualifying cash flow hedge is recorded in other comprehensive loss until the hedged item is recognized currently in earnings.  If a derivative instrument no longer qualifies as a cash flow hedge and the underlying forecasted transaction is no longer probable of occurring, hedge accounting is discontinued and the gain or loss recorded in other comprehensive loss is recognized immediately in earnings.

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

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – The Company recognizes the funded status (the difference between the fair value of plan assets and the projected benefit obligation) of its defined benefit and other postretirement benefit plans in the Consolidated Balance Sheets.  Changes in the funded status which have not yet been recognized in the Statement of Operations are recorded net of tax in Accumulated Other Comprehensive Loss.  The remaining amounts in Accumulated Other Comprehensive Loss as of December 31, 2015 include net actuarial losses and prior service costs.

NET INCOME (LOSS) PER COMMON SHARE – Basic income (loss) per common share is computed by dividing net income (loss) for each reporting period by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per common share is computed by dividing net income (loss) for each reporting period by the weighted average number of common shares outstanding during the period plus the effects of all potentially dilutive common shares.  Dilutive securities are not included in the computation of diluted income (loss) per share when a net loss occurs as the inclusion would have the effect of reducing the diluted loss per share.

RECLASSIFICATIONS – The Consolidated Balance Sheet for 2014 has been reclassified to conform to the 2015 presentation within deferred charges and other assets and long-term debt.

USE OF ESTIMATES – In preparing the financial statements of the Company in conformity with U.S. GAAP, management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note B – New Accounting Principles and Recent Accounting Pronouncements

Accounting Principle Adopted

Presentation of Debt Issuance Costs.  In April 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that simplifies the presentation of debt issuance costs.  The ASU requires that the cost of issuing debt be presented on the balance sheet as a direct reduction from the associated debt liability.  These costs have historically been recorded as an asset, rather than a direct reduction of debt.  The ASU does not affect the results of operations, as costs of debt issuance will continue to be amortized to interest expense.  The Company is required to adopt the ASU effective in the first quarter of 2016, but early adoption is permitted.  The Company elected to adopt this ASU early, effective with the first quarter of 2015.  This change in accounting principle is preferable due to allowing debt issuance costs and debt issuance discounts to be presented similarly in the Balance Sheet as reductions to recorded debt balances.  A retrospective change to the December 31, 2014 Balance Sheet as previously presented is required due to the adoption.  The retrospective adjustment to the December 31, 2014 Balance Sheet is shown below:

	As Previously
	Reported	Adjustment	December 31, 2014
(Thousands of dollars)	December 31, 2014	Effect	As Adjusted
Deferred charges and other assets	$81,151	(18,569)	62,582
Long-term debt	(2,536,238)	18,569	(2,517,669)

Recent Accounting Pronouncements

Balance Sheet Classification of Deferred Taxes.  In November 2015, the FASB issued an ASU that requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent.  The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendment.  The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented.  The Company will adopt this guidance in 2016 and does not expect the impact of adopting this guidance to be material to the Company’s financial statements and related disclosures.

Revenue from Contracts with Customers. In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance.  The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. In August 2015, the FASB issued an accounting standards update that formally delayed the effective date of this revenue recognition standard.  The new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is now permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016.  The standard permits the use of either the retrospective or cumulative effect transition method.  This guidance will be applicable to the Company beginning on January 1, 2018.  The Company has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

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

The Transition Service Agreement sets forth the terms on which the Company and MUSA will provide certain services or functions to the other party.  Transition services include administration, payroll, human resources, data processing, environmental health and safety, audit support, financial transaction support, and other support services, information technology systems and various other corporate services.  The agreement provided for the provision of specified services, generally for a period of up to 18 months, with a possible extension of six months (an aggregate of 24 months), on a full cost basis.  The Transition Service Agreement expired in 2015.

Other Discontinued Operations

The Company sold all of its U.K. oil and natural gas production assets during 2013, and recognized an after-tax gain of $216,147,000 on sale of these assets.  The results of these operations have been reported as discontinued operations for all periods presented in these consolidated financial statements.

On September 30, 2014, the Company sold its U.K. retail marketing operations and associated inventories with total proceeds of $211,965,000.  The Company decommissioned the Milford Haven refinery units and completed the sale of its remaining downstream assets in the U.K. in the second quarter of 2015 for cash proceeds of $5,500,000.  The Company has accounted for this U.K. downstream business as discontinued operations for all periods presented.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table presents the carrying value of the major categories of assets and liabilities of U.K. refining and marketing operations reflected as held for sale on the Company’s Consolidated Balance Sheets at December 31, 2015 and 2014.

(Thousands of dollars)	2015	2014
Current assets
Cash	$7,927	200,512
Accounts receivable	12,037	97,568
Inventories	–	42,161
Other	18,376	35,889
Total current assets held for sale	$38,340	376,130

Non-current assets
Property, plant and equipment, net	$–	50,947
Other	–	13
Total non-current assets held for sale	$–	50,960

Current liabilities
Accounts payable	$2,433	59,023
Other accrued taxes payable	–	40,653
Accrued compensation and severance	2,179	30,872
Refinery decommissioning cost	2,685	21,000
Total current liabilities associated with assets held for sale	$7,297	151,548

Non-current liabilities
Deferred income taxes payable	$–	3,873
Deferred credits and other liabilities	–	4,437
Total non-current liabilities associated with assets held for sale	$–	8,310

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

Discontinued operations inventories accounted for under the LIFO method totaled $10,954,000 at December 31, 2014 and these amounts were $44,881,000 less than such inventories would have been valued using the FIFO method.  These inventories are carried in Current Assets Held for Sale in the Consolidated Balance Sheet at December 31, 2014.  In association with the shutdown of the Milford Haven, Wales, refinery in 2014, most crude oil inventories and a large portion of the refinery’s finished products were liquidated at market values.  This reduction in LIFO inventory reserve benefited discontinued operating results in 2014 as noted above.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The results of operations associated with all discontinued operations are presented in the following table.

(Thousands of dollars)	2015	2014	2013
Revenues	$381,747	2,786,394	17,586,236

Income (loss) from operations before income taxes	$(6,758)	(261,873)	119,984
Gain (loss) on sale before income taxes	(4,990)	101,684	130,991
Total income (loss) from discontinued operations before taxes	(11,748)	(160,189)	250,975
Income tax expense (benefit)	3,313	(40,827)	15,639
Income (loss) from discontinued operations	$(15,061)	(119,362)	235,336

Note D – Inventories

Inventories consisted of the following at December 31, 2015 and 2014.

	December 31,
	2015	2014
(Thousands of dollars)
Unsold crude oil	$25,583	51,810
Materials and supplies	141,205	190,923

	$166,788	242,733

Note E – Property, Plant and Equipment

	December 31, 2015			December 31, 2014
(Thousands of dollars)	Cost	Net		Cost	Net
Exploration and production[1]	$21,607,962	9,723,222	[2]	22,731,220	13,277,985	[2]
Corporate and other	134,596	95,143		103,351	53,062
	$21,742,558	9,818,365		22,834,571	13,331,047
[1] Includes mineral rights as follows:	$1,075,040	612,518		924,253	410,482

2.  Includes $50,924 in 2015 and $58,334 in 2014

  related to administrative assets and support equipment.

In late 2014 and early 2015, the Company sold a total of 30% of its oil and gas assets in Malaysia.  In January 2015, the Company sold 10% of its assets and received net cash proceeds of $417,200,000.  The Company recorded an after-tax gain of $218,800,000 in 2015 on the sale of the 10%.  In December 2014, the Company sold 20% of its oil and gas assets in Malaysia and received net cash proceeds of $1,460,425,000.  The Company recorded an after-tax gain on this sale of $321,454,000 in 2014.

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

At December 31, 2015, 2014 and 2013, the Company had total capitalized drilling costs pending the determination of proved reserves of $130,514,000,  $120,455,000 and $393,030,000, respectively.  The following table reflects the net changes in capitalized exploratory well costs during the three-year period ended December 31, 2015.

(Thousands of dollars)	2015	2014	2013
Beginning balance at January 1	$120,455	393,030	445,697
Additions to capitalized exploratory well costs pending the determination of proved reserves	64,578	2,874	57,716
Reclassifications to proved properties based on the determination of proved reserves	–	(91,236)	(93,936)
Reduction of capitalized exploratory well costs due to partial asset sale in Malaysia	–	(122,175)	–
Capitalized exploratory well costs charged to expense	(54,519)	(62,038)	(16,447)
Ending balance at December 31	$130,514	120,455	393,030

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed for each individual well and the number of projects for which exploratory well costs has been capitalized.  The projects are aged based on the last well drilled in the project.

	2015			2014			2013
(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$66,032	7	6	$–	–	–	$56,499	3	1
One to two years	–	–	–	59,330	3	1	60,787	7	1
Two to three years	57,876	3	–	6,606	3	–	–	–	–
Three years or more	6,606	3	–	54,519	2	2	275,744	22	7
	$130,514	13	6	$120,455	8	3	$393,030	32	9

Exploratory well costs capitalized more than one year at December 31, 2015 are in Brunei.  In Brunei, development options are under review for these multiple gas discoveries.  The capitalized well costs charged to expense in 2015 included one well in the Gulf of Mexico in which development of the well could not be justified due to uncommercial hydrocarbon quantities found in the sidetrack and one project in the Gulf of Mexico deemed unlikely to be developed due to distressed commodity prices.  The capitalized well costs charged to expense in 2014 included four gas wells in Peninsula Malaysia and one well in the Gulf of Mexico.  The Company’s application to extend the gas holding period for the Malaysia wells was denied by the Malaysian government in 2014.  Development of the well in the Gulf of Mexico could not be justified due to the low prices for natural gas at year-end 2014.  The capitalized well costs charged to expense in 2013 included two wells offshore Sarawak Malaysia that were written off due to the Company’s decision not to move forward with development of the wells.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During the second half of 2015, declines in future oil and gas prices provided indications of possible impairments in certain of the Company’s producing properties.  As a result of management’s assessments,  the Company recognized pretax noncash impairment charges of $2,493,156,000 to reduce the carrying value of certain offshore producing and non-producing properties in the Gulf of Mexico, producing offshore properties in Malaysia and for Western Canada onshore heavy oil producing properties to their estimated fair value.  At year-end 2014, the Company recorded an impairment writedown in the amount of $14,267,000 related to one gas well in the Gulf of Mexico, and in 2013 an impairment writedown of $21,587,000 was recorded for properties in Western Canada.  The fair values were determined by internal discounted cash flow models using estimates of future production, prices from futures exchanges, costs, and a discount rate believed to be consistent with those used by principal market participants in the applicable region.  The following table reflects the recognized impairments for the three years ended December 31, 2015.

	December 31,
(Thousands of dollars)	2015	2014		2013
Gulf of Mexico	$328,982	14,267		–
Western Canada – Heavy Oil	683,574	37,047	*	21,587
Malaysia	1,480,600	–		–
	$2,493,156	51,314		21,587

* This amount represented the writeoff of goodwill associated with an oil and gas company acquired in 2000.

Note F – Financing Arrangements

At December 31, 2015, the Company had a $2.0 billion committed credit facility with a major banking consortium that expires in May 2017.  Borrowings under this facility bear interest at 1.45% above LIBOR based on the Company’s current credit rating as of February 15, 2016.  In addition, facility fees of 0.25% are charged on the full $2.0 billion commitment. At December 31, 2015, the Company had borrowings of $600,000,000 under this committed facility.  At December 31, 2015, the Company also had uncommitted credit lines that had estimated total borrowing capacity of approximately $300,000,000.  No borrowings were outstanding under these uncommitted credit lines at December 31, 2015.  If necessary, the Company believes it could borrow funds under all or certain of these uncommitted lines with various financial institutions in future periods.  On October 16, 2015, the Company renewed its shelf registration statement on file with the U.S. Securities and Exchange Commission that permits the offer and sale of debt and/or equity securities through October 2018.

The Company and its partners are parties to a 25-year lease of production equipment at the Kakap field offshore Malaysia.  The lease has been accounted for as a capital lease, and payments under the agreement are to be made over a 15-year period through 2029.  Current maturities and long-term debt on the Consolidated Balance Sheet included $18,881,000 and $209,817,000, respectively, associated with this lease at December 31, 2015.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note G – Long-term Debt

	December 31,
(Thousands of dollars)	2015	2014*
Notes payable
2.50% notes, due December 2017	$550,000	550,000
4.00% notes, due June 2022	500,000	500,000
3.70% notes, due December 2022	600,000	600,000
7.05% notes, due May 2029	250,000	250,000
5.125% notes, due December 2042	350,000	350,000
Notes payable to banks, 1.4375% at December 31, 2015	600,000	450,000
Total notes payable	2,850,000	2,700,000
Unamortized discount on notes payable	(19,223)	(23,522)
Total notes payable, net of unamortized discount	2,830,777	2,676,478
Capitalized lease obligation, due through June 2029	228,698	306,579
Total debt including current maturities	3,059,475	2,983,057
Current maturities	(18,881)	(465,388)
Total long-term debt	$3,040,594	2,517,669

* Reclassified to current presentation

The amount of debt repayable over each of the next five years and thereafter are as follows:  $18,881,000 in 2016, $1,158,785,000 in 2017, $13,554,000 in 2018, $14,233,000 in 2019, $14,988,000 in 2020 and $1,839,034,000 thereafter.

The capitalized lease obligation included in the above table is associated with production facilities at the Kakap field, offshore Sabah, Malaysia.  The facilities are utilized by the Company under a 25-year lease that extends through 2038.  Payments under this lease are owed through 2029.

Based on a downgrade of the credit rating for the Company’s notes by Moody’s Investor Service in February 2016, the coupon rates on notes maturing in December 2017, December 2022 and December 2042 will each increase by 1.00% effective June 1, 2016.  The coupon rates on the June 2022 and May 2029 notes are not changed by the recent Moody’s rating action.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note H – Asset Retirement Obligations

The asset retirement obligations liabilities (ARO) recognized by the Company at December 31, 2015 and 2014 are related to the estimated costs to dismantle and abandon its producing oil and gas properties and related equipment.

A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligation for 2015 and 2014 is shown in the following table.

(Thousands of dollars)	2015	2014
Balance at beginning of year	$875,728	880,003
Accretion expense	48,665	50,778
Liabilities incurred	76,775	70,568
Revisions of previous estimates	(85,504)	8,278
Liabilities settled	(13,359)	(36,818)
Liabilities assumed by purchaser of oil and gas assets	(33,448)	(69,416)
Changes due to translation of foreign currencies	(43,545)	(27,665)
Balance at end of year	825,312	875,728
Current portion of liability at end of year*	(31,838)	(34,202)
Noncurrent portion of liability at end of year	$793,474	841,526

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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note I – Income Taxes

The components of income (loss) from continuing operations before income taxes for each of the three years ended December 31, 2015 and income tax expense (benefit) attributable thereto were as follows.

(Thousands of dollars)	2015	2014	2013
Income (loss) from continuing operations before income taxes
United States	$(1,259,268)	179,484	(5,810)
Foreign	(2,022,994)	1,072,786	1,478,497
Total	$(3,282,262)	1,252,270	1,472,687

Income tax expense (benefit)
Federal – Current	$(9,435)	25,151	(56,790)
– Deferred	(241,127)	25,444	65,883
	(250,562)	50,595	9,093
State	(5,294)	8,840	7,141
Foreign – Current	(40,550)	359,502	477,715
– Deferred	(730,084)	(191,640)	90,601
	(770,634)	167,862	568,316
Total	$(1,026,490)	227,297	584,550

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense.

(Thousands of dollars)	2015	2014	2013
Income tax expense (benefit) based on the U.S. statutory tax rate	$(1,148,792)	438,295	515,440
Foreign income (loss) subject to foreign tax rates different than the U.S. statutory rate	49,739	20,562	31,752
State income taxes, net of federal benefit	(3,441)	5,746	4,642
U.S. tax benefit on certain foreign upstream investments	(16,939)	(95,838)	(133,526)
Current tax on distribution of foreign earnings	–	52,724	–
Deferred tax on distribution of foreign earnings	188,461	–	–
Tax effects on sale of Malaysian assets	(122,559)	(227,241)	–
Increase in deferred tax asset valuation allowance related to other foreign exploration expenditures	40,788	37,712	129,588
Impairment or abandonment of Azurite field with no tax benefit	–	–	35,475
Other, net	(13,747)	(4,663)	1,179
Total	$(1,026,490)	227,297	584,550

In December 2015, one of the company’s foreign subsidiaries declared a $2,000,000,000 dividend payable to its parent.  The dividend represented substantially all of the foreign subsidiary’s accumulated retained earnings under U.S. GAAP.  The foreign subsidiary’s dividend was settled with an $800,000,000 cash payment plus issuance of a $1,200,000,000 note payable to its U.S. parent to be paid over 10 years.  The dividend was completed without a U.S. current tax impact due to the utilization of the 2015 U.S. tax net operating loss combined with the shareholder’s ability to use allowed foreign tax credits that attached to the dividend.  Based on the usage of the 2015 U.S. tax net operating loss, a non-cash tax expense of $188,461,000 was recorded in 2015, primarily associated with using a U.S. deferred tax asset that would otherwise have carried forward to future years without the dividend.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 showing the tax effects of significant temporary differences follows.

(Thousands of dollars)	2015	2014
Deferred tax assets
Property and leasehold costs	$587,517	379,577
Liabilities for dismantlements	114,565	85,544
Postretirement and other employee benefits	226,217	208,600
Alternative minimum tax	39,683	46,792
Foreign tax credit carryforwards	855	44,061
Other deferred tax assets	127,165	22,426
Total gross deferred tax assets	1,096,002	787,000
Less valuation allowance	(294,406)	(306,463)
Net deferred tax assets	801,596	480,537

Deferred tax liabilities
Property, plant and equipment	–	(479,677)
Accumulated depreciation, depletion and amortization	(793,972)	(1,123,864)
Other deferred tax liabilities	(21,095)	(15,753)
Total gross deferred tax liabilities	(815,067)	(1,619,294)
Net deferred tax liabilities	$(13,471)	(1,138,757)

In management’s judgment, the net deferred tax assets in the preceding table are more likely than not to be realized based on the consideration of deferred tax liability reversals and future taxable income.  The valuation allowance for deferred tax assets relates primarily to tax assets arising in foreign tax jurisdictions and foreign tax credit carryforwards.  In the judgment of management at the present time, these tax assets are not likely to be realized.  The foreign tax credit carryforwards expire in 2016 through 2025.  The valuation allowance decreased $12,057,000 in 2015.  The deferred tax valuation allowance decreased by $43,206,000 in 2015 due to foreign tax credit carry forwards realization of U.S. tax benefits on cash repatriated to the U.S. in 2015, partially offset by increases related to other certain deferred tax assets.  Subsequent reductions of the valuation allowance are expected to be reported as reductions of tax expense assuming no offsetting change in the deferred tax asset.

The Company has not recognized a deferred tax liability for undistributed earnings of its Canadian, and Malaysian operating subsidiaries because such earnings are considered indefinitely reinvested in foreign countries.  As of December 31, 2015, undistributed earnings of the Company’s subsidiaries considered indefinitely reinvested were approximately $2,866,000,000.  The unrecognized deferred tax liability is dependent on many factors including withholding taxes under current tax treaties and foreign tax credits and is estimated to be approximately $440,000,000.  The Company does not consider undistributed earnings from certain other international operations to be indefinitely reinvested.  Although the Company does not foresee repatriating earnings considered indefinitely reinvested, under present law, it would incur a 5% withholding tax on any monies repatriated from Canada to the United States.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Uncertain Income Tax Positions

The FASB’s rules for accounting for income tax uncertainties clarify the criteria for recognizing uncertain income tax benefits and require additional disclosures about uncertain tax positions.  Under current rules the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority.  If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.  Liabilities associated with uncertain income tax positions are included in Deferred Credits and Other Liabilities in the Consolidated Balance Sheet.  A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the three years ended December 31, 2015 is shown in the following table.

(Thousands of dollars)	2015	2014	2013
Balance at January 1	$6,011	6,366	16,611
Additions for tax positions related to current year	821	988	2,486
Settlements due to lapse of time	–	(1,225)	(12,731)
Foreign currency translation effect	(201)	(118)	–
Balance at December 31	$6,631	6,011	6,366

All additions or settlements to the above liability affect the Company’s effective income tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.  The Company also had other recorded liabilities as of December 31, 2015 and 2014 for interest and penalties of $233,000 and $142,000, respectively, associated with uncertain tax positions.  Income tax expense for the years ended December 31, 2015, 2014 and 2013 included net benefits for interest and penalties of $91,000,  $4,000 and $829,000, respectively, associated with uncertain tax positions.

During the next twelve months, the Company currently expects to add between $1,000,000 and $2,000,000 to the liability for uncertain taxes for 2016 events.  Although existing liabilities could be reduced by settlement with taxing authorities or lapse due to statute of limitations, the Company believes that the changes in its unrecognized tax benefits due to these events will not have a material impact on the Consolidated Statement of Operations during 2016.

The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities.  These audits often take years to complete and settle.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters.  As of December 31, 2015, the earliest years remaining open for audit and/or settlement in the Company’s major taxing jurisdictions are as follows:  United States – 2011; Canada – 2008; Malaysia – 2008; and United Kingdom – 2014.

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

At December 31, 2015, the Company has cash and incentive awards issued to employees under the 2007 Long-Term Incentive Plan (2007 Long-Term Plan), 2012 Long-Term Incentive Plan (2012 Long-Term Plan)and the 2012 Annual Incentive Plan (2012 Annual Plan).    The 2012 Annual Plan authorizes the Executive Compensation Committee (the Committee) to establish specific performance goals associated with annual cash awards that may be earned by officers, executives and certain other employees.  Cash awards under the 2012 Annual Plan are determined based on the Company’s actual financial and operating results as measured against the performance goals established by the Committee.  The 2012 Long-Term Plan authorizes the Committee to make grants of the Company’s Common Stock to employees.  These grants may be in  the form of stock options

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(nonqualified or incentive), stock appreciation rights (SAR), restricted stock, restricted stock units, performance units, performance shares, dividend equivalents and other stock-based incentives.  The 2012 Long-Term Plan expires in 2022.  A total of 8,700,000 shares are issuable during the life of the 2012 Long-Term Plan, with annual grants limited to 1% of Common shares outstanding; allowed shares not granted may be granted in future years.  Based on awards made to date, approximately 4,673,000 shares remained available for grant under the 2012 Long-Term Plan at December 31, 2015.  The Company also has a 2013 Stock Plan for Non-Employee Directors (Director Plan) that permits the issuance of restricted stock, restricted stock units and stock options or a combination thereof to the Company’s Non-Employee Directors.

 Amounts recognized in the financial statements with respect to share-based plans are shown in the following table.

(Thousands of dollars)	2015	2014	2013
Compensation charged against income (loss) before	$44,021	53,157	66,976
income tax benefit
Related income tax benefit recognized in income	13,583	15,604	19,321

As of December 31, 2015, there were $55,540,000 in compensation costs to be expensed over approximately the next two years related to unvested share-based compensation arrangements granted by the Company.  Beginning January 1, 2014, employees receive net shares, after applicable statutory withholding taxes, upon each stock option exercise.  Cash received from options exercised under all share-based payment arrangements for the year ended December 31, 2013 was $2,395,000.  Total income tax benefits realized from tax deductions related to stock option exercises under share-based payment arrangements were $36,000,  $5,364,000 and $7,435,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Share-Settled  Awards

STOCK OPTIONS – The Committee fixes the option price of each option granted at no less than fair market value (FMV) on the date of the grant and fixes the option term at no more than seven years from such date.  Each option granted to date under the 2012 Long-Term Plan and the 2007 Long-Term Plan has been nonqualified, with a term of seven years and an option price equal to FMV at date of grant.  Under these plans, one-half of each grant is generally exercisable after two years and the remainder after three years.  For stock options, the number of shares issued upon exercise is reduced for settlement of applicable statutory income tax withholdings owed by the grantee.

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

	2015	2014	2013

Fair value per option grant	$10.97 – $11.08	$12.84	$15.81 – $20.62
Assumptions
Dividend yield	2.40% – 2.50%	2.00%	2.10% – 2.30%
Expected volatility	29.00% – 30.00%	29.00%	34.00% – 36.00%
Risk-free interest rate	1.34% – 1.60%	1.62%	0.96% – 2.00%
Expected life	5.30 yrs.	5.35 yrs.	5.25 yrs. – 6.50 yrs.

Changes in stock options outstanding during the last three years are presented in the following table.

	Number of Shares	Average Exercise Price
Outstanding at December 31, 2012	5,907,359	$55.17
Granted at FMV	1,320,176	55.26
Exercised	(1,335,355)	45.84
Forfeited	(228,576)	58.01
Surrendered in connection with separation of Murphy USA Inc.	(272,936)	55.99
Murphy USA Inc. spin-off adjustment	615,917	52.09
Outstanding at December 31, 2013	6,006,585	56.80
Granted at FMV	772,900	55.82
Exercised	(862,407)	49.27
Forfeited	(314,828)	54.53
Outstanding at December 31, 2014	5,602,250	57.95
Granted at FMV	991,000	49.67
Exercised	(32,349)	40.80
Forfeited	(1,117,613)	31.99
Outstanding at December 31, 2015	5,443,288	52.93

Exercisable at December 31, 2012	2,474,636	$54.43
Exercisable at December 31, 2013	2,435,322	51.79
Exercisable at December 31, 2014	3,030,105	53.10
Exercisable at December 31, 2015	3,542,352	52.26

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Additional information about stock options outstanding at December 31, 2015 is shown below.

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Option	No. of Options	Avg. Life Remaining in Years	Aggregate Intrinsic Value	No. of Options	Avg. Life Remaining in Years	Aggregate Intrinsic Value
$37.44 to $45.48	771,906	0.9	$–	771,906	0.9	$–
$49.65 to $51.63	2,067,449	4.3	–	1,219,449	3.0	–
$54.21 to $62.98	2,603,933	3.5	–	1,550,997	2.7	–
	5,443,288	3.4	$–	3,542,352	2.4	$–

The total intrinsic value of options exercised during 2015, 2014 and 2013 was $221,000,  $12,003,000 and $25,284,000, respectively.  Intrinsic value is the excess of the market price of stock at date of exercise over the exercise price received by the Company upon exercise.  Aggregate intrinsic value is nil when the exercise price of the stock option exceeds the market price of the Company’s Common stock.

In February 2013, the Committee reduced the exercise price of all outstanding stock options by $2.50 per share to reflect the impact of the special dividend of the same amount paid in December 2012.  The exercise prices in the preceding tables beginning in 2013 reflect this $2.50 reduction in exercise price approved in 2013.  The effect on the Statement of Operations from this reduced exercise price was an expense of $6,454,000 in 2013.

In order to preserve the economic value of unexercised stock options following the spin-off of MUSA on August 30, 2013, the number of outstanding stock options was increased by 10.7% and the exercise price of stock options was reduced by 10.7%.  The number of options and the exercise prices in the preceding tables reflect these adjustments related to the MUSA spin-off.  There was no immediate impact on the expense for stock options recognized in 2013 related to this exercise price adjustment.

PERFORMANCE-BASED RESTRICTED STOCK UNITS – Performance-based restricted stock units (PRSUS) to be settled in Common shares were granted in each of the last three years under the 2012 Long-Term Plan.  Each grant will vest if the Company achieves specific performance objectives at the end of the designated performance period.  Additional shares may be awarded if performance objectives are exceeded.  If performance goals are not met, PRSUS will not vest, but recognized compensation cost associated with the stock award would not be reversed.  For past awards, the performance conditions were based on the Company’s total shareholder return over the performance period compared to an industry peer group of companies.  During the performance period, PRSUS are subject to transfer restrictions and are subject to forfeiture if a grantee terminates for reasons other than retirement, disability or death.  Termination for these three reasons will lead to a pro rata award of amounts earned.  No dividends are paid or voting rights exist on awards of PRSUS prior to their settlement.

Upon the separation of MUSA on August 30, 2013, adjustments to outstanding PRSUS were made to the number of units outstanding to preserve the economic value of these awards.

Changes in PRSUS outstanding for each of the last three years are presented in the following table.

(Number of share units)	2015	2014	2013
Outstanding at beginning of year	1,397,040	1,560,292	1,426,238
Granted	455,000	464,300	521,776
Awarded	(521,800)	(473,186)	(380,150)
Forfeited	(226,254)	(154,366)	(39,573)
Surrendered in connection with separation of Murphy USA Inc.	–	–	(116,568)
Murphy USA Inc. spin-off adjustment	–	–	148,569
Outstanding at end of year	1,103,986	1,397,040	1,560,292

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The fair value of the equity-settled performance-based awards granted in each year was estimated on the date of grant using a Monte Carlo valuation model.  Expected volatility was based on daily historical volatility of the Company’s stock price compared to a peer group average over a three-year period.  The risk-free interest rate is based on the yield curve of three-year U.S. Treasury bonds and the stock beta was calculated using three years of historical averages of daily stock data for Murphy and the peer group.  The assumptions used in the valuation of the performance awards granted in 2015, 2014 and 2013 are presented in the following table.

	2015	2014	2013

Fair value per share at grant date	$44.03 – $48.12	$33.90 – $51.30	$39.50 – $68.01
Assumptions
Expected volatility	26.00%	29.00%	31.00% – 32.00%
Risk-free interest rate	0.85%	0.65%	0.41% – 0.62%
Stock beta	0.813	0.843	0.907 – 0.908
Expected life	3.0 yrs.	3.0 yrs.	3.0 yrs.

TIME-LAPSE RESTRICTED STOCK UNITS – Time-lapsed restricted stock units (TSUS) have been granted to the Company’s Non-Employee Directors under the Directors Plan and, to certain employees under the 2012 Long-Term Plan.  These awards vest on the third anniversary of the date of grant.  The fair value of these awards was estimated based on the market value of the Company’s stock on the date of grant, which were $49.67 per share in 2015, $55.20 to $60.85 per share in 2014 and $60.30 to $69.67 per share in 2013.  To retain economic value at the time of spin-off of Murphy USA Inc., the number of TSUS was increased by 10.7% for each unit outstanding on August 30, 2013.

Changes in TSUS outstanding for each of the last three years are presented in the following table.

(Number of share units)	2015	2014	2013

Outstanding at beginning of year	321,789	112,881	98,477
Granted	282,065	278,892	38,184
Vested and issued	(69,610)	(54,884)	(34,696)
Forfeited	(57,000)	(15,100)	–
Murphy USA Inc. spin-off adjustment	–	–	10,916
Outstanding at end of year	477,244	321,789	112,881

EMPLOYEE STOCK PURCHASE PLAN (ESPP) – The Company has an ESPP under which the Company’s Common stock can be purchased by eligible U.S. and Canadian employees.  Each quarter, an eligible employee may elect to withhold up to 10% of his or her salary to purchase shares of the Company’s stock at the end of the quarter at a price equal to 90% of the fair value of the stock as of the first day of the quarter.  The ESPP will terminate on the earlier of the date that employees have purchased all 980,000 authorized shares or June 30, 2017.  Employee stock purchases under the ESPP were 8,387 shares at an average price of $34.93 per share in 2015, 6,739 shares at an average price of $56.22 per share in 2014 and 16,020 shares at an average price of $54.14 per share in 2013.  At December 31, 2015,  271,815 shares remained available for sale under the ESPP.  Compensation costs related to the ESPP are estimated based on the value of the 10% discount and the fair value of the option that provides for the refund of participant withholdings, and such expenses were $29,000 in 2015, $55,000 in 2014, and $143,000 in 2013.  The fair value per share issued under the ESPP was approximately $5.74,  $6.49 and $6.72 for the years ended December 31, 2015, 2014 and 2013, respectively.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Cash-Settled  Awards

The Company has granted stock-based incentive awards to be settled in cash to certain employees in the form of Stock Appreciation Rights (SAR), Performance-based restricted stock units (PRSUC), Time-based restricted stock units (TRSUC) and Phantom units.

SAR awards have terms similar to stock options, PRSUC terms are similar to other performance-based restricted stock awards and TRSUC and Phantom units are generally settled on the third anniversary of the date of grant.  Each award granted is settled, net of applicable income tax withholdings, in cash rather than with Common shares.  Total expense recorded in the Consolidated Statements of Operations for all cash-settled stock-based awards was $1,594,000 in 2015, $9,667,000 in 2014 and $9,436,000 in 2013.

Upon the separation of Murphy USA Inc. on August 30, 2013, adjustments to outstanding PRSUC were made to the number of units outstanding to preserve the economic value of these awards.

The Committee also administers the Company’s incentive compensation plans, which provide for annual or periodic cash awards to officers, directors and certain other employees.  These cash awards are generally determinable based on the Company achieving specific financial and/or operational objectives.  Compensation expense of $26,393,000,  $38,000,000 and $53,250,000 was recorded in 2015, 2014 and 2013, respectively, for these plans.

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

Upon the disposal of Murphy’s former U.K. downstream assets, the Company retained all vested defined benefit pension obligations associated with former employees of this business.  No additional benefits will accrue to these former U.K. employees under the Company’s retirement plan after the date of their separation from Murphy.

GAAP requires the Company to recognize the overfunded or underfunded status of its defined benefit plans as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status between periods through accumulated other comprehensive loss.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The tables that follow provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended December 31, 2015 and 2014 and a statement of the funded status as of December 31, 2015 and 2014.

	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2015	2014	2015	2014
Change in benefit obligation
Obligation at January 1	$825,552	707,254	118,496	107,001
Service cost	17,948	22,470	3,180	2,459
Interest cost	33,168	33,680	4,883	4,617
Plan amendments	8,297	–	–	–
Participant contributions	4	5	1,276	1,406
Actuarial loss (gain)	(48,019)	122,824	(7,436)	8,150
Medicare Part D subsidy	–	–	510	404
Exchange rate changes	(15,337)	(14,614)	(112)	(55)
Benefits paid	(35,936)	(35,044)	(5,575)	(5,486)
Special termination benefits	8,606	–	–	–
Curtailments	306	(11,023)	–	–
Obligation at December 31	794,589	825,552	115,222	118,496

Change in plan assets
Fair value of plan assets at January 1	560,978	533,108	–	–
Actual return on plan assets	(18,718)	31,340	–	–
Employer contributions	31,442	47,279	3,789	3,676
Participant contributions	4	5	1,276	1,406
Medicare Part D subsidy	–	–	510	404
Exchange rate changes	(14,104)	(13,284)	–	–
Benefits paid	(35,936)	(35,044)	(5,575)	(5,486)
Other	(1,984)	(2,426)	–	–
Fair value of plan assets at December 31	521,682	560,978	–	–

Funded status and amounts recognized in the Consolidated Balance Sheets at December 31
Deferred charges and other assets	7,463	7,899	–	–
Other accrued liabilities	(7,487)	(5,996)	(5,370)	(5,515)
Deferred credits and other liabilities	(272,883)	(266,477)	(109,852)	(112,981)
Funded status and net plan liability recognized at December 31	$(272,907)	(264,574)	(115,222)	(118,496)

The significant actuarial gain in 2015 for pension benefits was primarily due to a combination of a higher discount rate and a reduction in assumed future salary increases.  The significant actuarial loss in 2014 for pension benefits was primarily due to a combination of a lower discount rate and revised actuarial mortality assumptions newly adopted by the Society of Actuaries in 2014.  The 2014 mortality assumption changes reflected the expectation of generally longer lives for U.S. participants based on the latest study by the Society of Actuaries.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

At December 31, 2015, amounts included in accumulated other comprehensive loss (AOCL), before reduction for associated deferred income taxes, which have not been recognized in net periodic benefit expense are shown in the following table.

(Thousands of dollars)	Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$(242,809)	(13,495)
Prior service (cost) credit	(8,903)	207
	$(251,712)	(13,288)

Amounts included in AOCL at December 31, 2015 that are expected to be amortized into net periodic benefit expense during 2016 are shown in the following table.

(Thousands of dollars)	Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$(14,527)	(155)
Prior service (cost) credit	(1,295)	82
	$(15,822)	(73)

The table that follows includes projected benefit obligations, accumulated benefit obligations and fair value of plan assets for plans where the accumulated benefit obligation exceeded the fair value of plan assets.

	Projected Benefit Obligations		Accumulated Benefit Obligations		Fair Value of Plan Assets
(Thousands of dollars)	2015	2014	2015	2014	2015	2014
Funded qualified plans where accumulated benefit obligation exceeds fair value of plan assets	$630,587	658,618	622,841	597,918	500,695	533,165
Unfunded nonqualified and directors' plans where accumulated benefit obligation exceeds fair value of plan assets	148,019	147,018	140,544	127,200	–	–
Unfunded other postretirement plans	115,222	118,496	115,222	118,496	–	–

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The table that follows provides the components of net periodic benefit expense for each of the three years ended December 31, 2015.

	Pension Benefits			Other Postretirement Benefits
(Thousands of dollars)	2015	2014	2013	2015	2014	2013
Service cost	$17,948	22,470	26,346	3,180	2,459	4,566
Interest cost	33,168	33,680	30,903	4,883	4,617	5,189
Expected return on plan assets	(34,016)	(33,723)	(28,974)	–	–	–
Amortization of prior service cost (credit)	1,560	899	1,006	(82)	(82)	(143)
Amortization of transitional (asset) liability	(1)	(480)	(514)	–	–	8
Recognized actuarial loss	15,147	9,471	17,338	992	5	1,484
	33,806	32,317	46,105	8,973	6,999	11,104
Termination benefits expense	8,606	–	849	–	–	–
Curtailment expense (benefit)	306	–	1,365	–	–	(442)
Net periodic benefit expense	$42,718	32,317	48,319	8,973	6,999	10,662

Termination and curtailment expenses in 2015 were primarily related to plan amendments made upon early retirement of certain employees during 2015.  Termination and curtailment expenses in 2013 primarily related to plan amendments made at the time of separation of MUSA.

The preceding tables in this note include the following amounts related to foreign benefit plans.

	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2015	2014	2015	2014
Benefit obligation at December 31	$197,549	222,497	643	648
Fair value of plan assets at December 31	193,933	202,305	–	–
Net plan liabilities recognized	3,616	20,192	643	648
Net periodic benefit expense	4,703	12,968	152	152

The following table provides the weighted-average assumptions used in the measurement of the Company’s benefit obligations at December 31, 2015 and 2014 and net periodic benefit expense for 2015 and 2014.

	Benefit Obligations				Net Periodic Benefit Expense
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	December 31		December 31		Year		Year
	2015	2014	2015	2014	2015	2014	2015	2014
Discount rate	4.37%	3.94%	4.61%	4.12%	4.04%	4.56%	4.12%	4.91%
Expected return on plan assets	6.00%	6.11%	–	–	6.00%	6.11%	–	–
Rate of compensation increase	3.74%	3.69%	–	–	3.74%	3.69%	–	–

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

(Thousands of dollars)	Pension Benefits	Other Postretirement Benefits
2016	$37,255	6,251
2017	37,744	6,445
2018	38,649	6,683
2019	39,931	6,955
2020	40,903	7,246
2021-2025	222,198	40,661

For purposes of measuring postretirement benefit obligations at December 31, 2015, the future annual rates of increase in the cost of health care were assumed to be 7.2% for 2016 decreasing each year to an ultimate rate of 4.5% in 2028 and thereafter.

Assumed health care cost trend rates have a significant effect on the expense and obligation reported for the postretirement benefit plan.  A 1% change in assumed health care cost trend rates would have the following effects.

(Thousands of dollars)	1% Increase	1% Decrease
Effect on total service and interest cost components of net periodic postretirement benefit expense for the year ended December 31, 2015	$1,451	(1,094)
Effect on the health care component of the accumulated postretirement benefit obligation at December 31, 2015	17,284	(13,806)

During 2015, the Company made contributions of $15,752,000 to its domestic defined benefit pension plans, $15,690,000 to its foreign defined benefit pension plans, $3,758,000 to its domestic postretirement benefits plan and $31,000 to its foreign postretirement benefits plan.  The Company currently expects during 2016 to make contributions of $6,910,000 to its domestic defined benefit pension plans, $1,555,000 to its foreign defined benefit pension plans, $5,343,000 to its domestic postretirement benefits plan and $27,000 to its foreign postretirement benefits plan.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

U.S. Health Care Reform – In March 2010, the United States Congress enacted a health care reform law.  Along with other provisions, the law (a) eliminated the tax free status of federal subsidies to companies with qualified retiree prescription drug plans that are actuarially equivalent to Medicare Part D plans beginning in 2013; (b) imposes a 40% excise tax on high-cost health plans as defined in the law beginning in 2018; (c) eliminated lifetime or annual coverage limits and required coverage for preventative health services beginning in September 2010; and (d) imposed a fee of $2 (subsequently adjusted for inflation) for each person covered by a health insurance policy beginning in September 2010.  The Company provides a health care benefit plan to eligible U.S. employees and most U.S. retired employees.  The law did not significantly affect the Company’s consolidated financial statements for any of the three years ended December 31, 2015.  The Company continues to evaluate the various components of the law as guidance is issued and cannot predict with certainty all the ways it may impact the Company.  However, based on information available to date, the Company currently believes that the health care reform law will not have a material effect on its financial condition, net income (loss) or cash flow in future periods.

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

The weighted average asset allocation for the Company’s funded pension benefit plans at December 31, 2015 and 2014 are presented in the following table.

	December 31,
	2015	2014
Equity securities	64.4%	66.6%
Fixed income securities	34.0	32.5
Cash equivalents	1.6	0.9
	100.0%	100.0%

The Company’s weighted average expected return on plan assets was 6.00% in 2015 and the return was determined based on an assessment of actual long-term historical returns and expected future returns for a portfolio with investment characteristics similar to that maintained by the plans.  The 6.00% expected return was based on an expected average future equity securities return of 8.00% and a fixed income securities return of 3.71% and is net of average expected investment expenses of 0.53%.  Over the last 10 years, the return on funded retirement plan assets has averaged 5.72%.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

At December 31, 2015, the fair value measurements of retirement plan assets within the fair value hierarchy are included in the table that follows.

		Fair Value Measurements Using
(Thousands of dollars)	Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic Plans
Equity securities:
U.S. core equity	$51,878	51,878	–	–
U.S. small/midcap	26,964	26,964	–	–
Hedged funds and other alternative strategies	50,878	–	16,949	33,929
International commingled trust fund	72,205	–	72,205	–
Emerging market commingled equity fund	16,873	–	16,873	–
Fixed income securities:
U.S. fixed income	80,681	–	80,681	–
International commingled trust fund	15,332	–	15,332	–
Emerging market mutual fund	6,439	–	6,439	–
Cash and equivalents	6,499	6,499	–	–
Total Domestic Plans	327,749	85,341	208,479	33,929
Foreign Plans
Equity securities funds	104,718	–	104,718	–
Fixed income securities funds	67,494	–	67,494	–
Diversified pooled fund	20,987	–	20,987	–
Cash and equivalents	734	734	–	–
Total Foreign Plans	193,933	734	193,199	–
Total	$521,682	86,075	401,678	33,929

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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The effects of fair value measurements using significant unobservable inputs on changes in Level 3 plan assets are outlined below:

(Thousands of dollars)	Hedged Funds and Other Alternative Strategies
Total at December 31, 2013	$32,788
Actual return on plan assets:
Relating to assets held at the reporting date	1,164
Relating to assets sold during the period	–
Purchases, sales and settlements	–
Total at December 31, 2014	33,952
Actual return on plan assets:
Relating to assets held at the reporting date	(23)
Relating to assets sold during the period	–
Purchases, sales and settlements	–
Total at December 31, 2015	$33,929

THRIFT PLANS – Most full-time U.S. and U.K. employees of the Company may participate in thrift or similar savings plans by allotting up to a specified percentage of their base pay.  The Company matches contributions at a stated percentage of each employee’s allotment based on years of participation in the plans, with a maximum match of 6%.  Amounts charged to expense for these plans were $7,607,000 in 2015, $10,229,000 in 2014 and $13,839,000 in 2013.

Note L – Financial Instruments and Risk Management

DERIVATIVE INSTRUMENTS – Murphy uses derivative instruments to manage certain risks related to commodity prices, interest rates and foreign currency exchange rates.  The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management.  The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features.  Derivative instruments are traded primarily with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (NYMEX).  The Company has a risk management control system to monitor commodity price risks and any derivatives obtained to manage a portion of such risks.  For accounting purposes, the Company has not designated commodity and foreign currency derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Operations.  Certain interest rate derivative contracts were accounted for as hedges and the gain or loss associated with recording the fair value of these contracts was deferred in Accumulated Other Comprehensive Loss until the anticipated transactions occur.

Commodity Purchase Price Risks – The Company is subject to commodity price risk related to crude oil it produces and sells.  During 2015, the Company had West Texas Intermediate (WTI) crude oil price swap financial contracts to hedge a portion of its United States production for 2015.  Under these contracts, which matured monthly, the Company paid the average monthly price in effect and received the fixed contract prices.  At December 31, 2015, the fair value of WTI contracts were assets of $89.4 million included in accounts receivable.  At December 31, 2015, the Company had 20,000 barrels per day in WTI crude oil swap financial contracts maturing ratably during 2016.  The impact of marking to market these commodity derivative contracts reduced the loss before income taxes by $77.3 million for the year ended December 31, 2015.  There were no open WTI contracts at December 31, 2014.

Foreign Currency Exchange Risks – The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S.  At December 31, 2015 and 2014, short-term derivative instruments were outstanding in Canada for approximately $4,800,000 and $21,000,000, respectively, to manage the currency risk of U.S. dollar accounts receivable balances associated with sale of Canadian crude oil in both years and a U.S. dollar intercompany accounts receivable balance at year-end 2014.  The fair values of open foreign currency derivative contracts were liabilities of  $29,000 at December 31, 2015 and $25,000 at December 31, 2014.

.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

At December 31, 2015 and 2014, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	December 31, 2015				December 31, 2014
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(Thousands of dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Type of Derivative Contract
Commodity	Accounts Receivable	$89,358	–	–	Accounts Receivable	$23,168	–	–

Foreign exchange	–	–	Accounts Payable	$29	–	–	Accounts Payable	$25

For the years ended December 31, 2015 and 2014, the gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments are presented in the following table.

	Year Ended December 31, 2015		Year Ended December 31, 2014
(Thousands of dollars)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Type of Derivative Contract
Commodity	Sale and Other Operating Revenues	$129,064	Sale and Other Operating Revenues	$17,887

Foreign exchange	Interest and Other Income	(4)	Interest and Other Income	4,226
		$129,060		$22,113

Interest Rate Risks – In 2011 the Company entered into a series of derivative contracts known as forward starting interest rate swaps to manage interest rate risk associated with $350,000,000 of notes that were sold in 2012.  These interest rate swaps matured in May 2012.  Under hedge accounting rules, the Company deferred a loss on these contracts to match the payment of interest on these notes through 2022.  During each of the three years shown,  $2,963,000 of the deferred loss on the interest rate swaps was charged to interest expense in the Consolidated Statements of Operations.  The remaining loss deferred on these matured contracts at December 31, 2015 was $18,889,000, which is recorded, net of income taxes of $6,611,000, in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheet.  The Company expects to charge approximately $2,963,000 of this deferred loss to Interest expense in the Consolidated Statement of Operations during 2016.

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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note M – Stockholders’ Equity

During the last three years, the Company has repurchased Common Stock under variable term, capped accelerated share repurchase transactions (ASR) as authorized by the Board of Directors.  These share repurchases during the last three years were as follows:

	2015	2014	2013
Purchase of Treasury Stock	$250,000,000	$375,000,000	$500,000,000
Shares repurchased	5,967,313	6,373,718	7,855,419

There are no open share buyback programs as of December 31, 2015.  The shares acquired under the various buyback programs are carried as Treasury Stock in the Consolidated Balance Sheet.

Note N – Earnings per Share

Net income (loss) was used as the numerator in computing both basic and diluted income per Common share for each of the three years ended December 31, 2015.  The following table reconciles the weighted-average shares outstanding used for these computations.

(Weighted-average shares)	2015	2014	2013
Basic method	174,351,227	178,852,942	187,921,062
Dilutive stock options and restricted stock units *	–	1,218,042	1,350,336
Diluted method	174,351,227	180,070,984	189,271,398

* Due to a net loss recognized by the Company for the year ended December 31, 2015, no unvested stock awards were included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

The following table reflects certain options to purchase shares of common stock that were outstanding during the three years ended December 31, 2015, but were not included in the computation of dilutive earnings per share because the incremental shares from the assumed conversion were antidilutive.

	2015	2014	2013
Antidilutive stock options excluded from diluted shares	5,443,288	1,893,364	1,026,900
Weighted average price of these options	$52.93	$55.21	$54.54

Note O – Other Financial Information

DEEPWATER RIG CONTRACT EXIT COSTS – At year-end 2015, the Company had two deepwater drilling rigs under contract in the Gulf of Mexico that were scheduled to expire in February and November 2016.  In the face of low commodity prices, a significant reduction in the Company’s overall 2016 capital spending program and lack of interest by working interest partners and others to participate in drilling opportunities in 2016, the Company idled and stacked both rigs during the fourth quarter of 2015.  The Company reported a pre-tax charge to earnings in 2015 totaling $282,001,000 that included both the costs incurred in 2015 during which the rigs were idle and stacked together with the remaining day rate commitments due under the contracts in 2016.  The contract originally scheduled to expire in November 2016 was terminated by the Company.  The remaining day rate commitments payable in the first quarter of 2016 under both contracts total approximately $271,000,000.

GAIN FROM FOREIGN CURRENCY TRANSACTIONS – Net gains from foreign currency transactions, including the effects of foreign currency contracts, included in the Consolidated Statements of Operations were $87,961,000 in 2015, $40,596,000 in 2014 and $73,732,000 in 2013.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Noncash operating working capital (increased) decreased during each of the three years ended December 31, 2015 as shown in the following table.

(Thousands of dollars)	2015	2014	2013
Accounts receivable	$297,625	175,820	224,281
Inventories	(15,340)	25,697	14,166
Prepaid expenses	(144,845)	6,575	195,013
Deferred income tax assets	3,924	6,884	15,510
Accounts payable and accrued liabilities	(36,887)	(54,785)	(176,543)
Current income tax liabilities	(69,413)	(163,920)	(6,098)
Net (increase) decrease in noncash operating working capital	$35,064	(3,729)	266,329

Supplementary disclosures (including discontinued operations):
Cash income taxes paid, net of refunds	$118,667	573,799	457,006
Interest paid, net of amounts capitalized	110,386	114,232	60,501

Non-cash investing activities, related to continuing operations:
Asset retirement costs capitalized	$76,775	70,568	172,488
Decrease (increase) in capital expenditure accrual	462,474	93,080	(197,054)

Note P – Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014 and the changes during 2015 and 2014 are presented net of taxes in the following table.

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)[1]		Retirement and Postretirement Benefit Plan Adjustments[1]		Deferred Loss on Interest Rate Derivative Hedges[1]		Total[1]
Balance at December 31, 2013	$305,192		(116,956)		(16,117)		172,119
2014 components of other comprehensive income (loss):
Before reclassifications to income	(271,491)		(79,403)		–		(350,894)
Reclassifications to income	–		6,607	[3]	1,913	[4]	8,520
Net other comprehensive income (loss)	(271,491)		(72,796)		1,913		(342,374)
Balance at December 31, 2014	33,701		(189,752)		(14,204)		(170,255)

2015 components of other comprehensive income (loss):
Before reclassifications to income	(588,450)		(5,468)		–		(593,918)
Reclassifications to income	41,745	[2]	15,960	[3]	1,926	[4]	59,631
Net other comprehensive income (loss)	(546,705)		10,492		1,926		(534,287)
Balance at December 31, 2015	$(513,004)		(179,260)		(12,278)		(704,542)

[1]	All amounts are presented net of income taxes.
[2]	Reclassification for the year ended December 31, 2015 are included in discontinued operations and primarily relate to financial adjustments recognized upon selling all operational assets in the U.K.
[3]

Reclassifications before taxes of $9,813 and $21,721 are included in the computation of net periodic benefit expense in 2014 and 2015, respectively.  See Note K for additional information.  Related income taxes of $3,206 and $5,761 are included in income tax expense in 2014 and 2015, respectively.

[4]

Reclassifications before taxes of $2,963 are included in Interest expense in both 2014 and 2015.  Related income taxes of $1,028 and $1,037 are included in income tax expense in 2014 and 2015, respectively.

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

The fair value measurements for these assets and liabilities at December 31, 2015 and 2014 are presented in the following table.

	December 31, 2015				December 31, 2014
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative contracts	–	89,358	–	89,358	–	23,168	–	23,168
	$–	89,358	–	89,358	–	23,168	–	23,168

Liabilities:
Nonqualified employee savings plans	$12,971	–	–	12,971	14,408	–	–	14,408
Foreign currency exchange derivative contracts	–	29	–	29		25	–	25
	$12,971	29	–	13,000	14,408	25	–	14,433

The fair value of West Texas Intermediate (WTI) crude oil contracts in 2015 and 2014 was based on active market quotes for WTI crude oil.  The fair value of foreign exchange derivative contracts in each year was based on market quotes for similar contracts at the balance sheet date.  The income effect of changes in fair value of crude oil derivative contracts is recorded in Sales and Other Operating Revenues in the Consolidated Statements of Operations, while the effects of changes in fair value of foreign exchange derivative contracts is recorded in Interest and Other Income.  The nonqualified employee savings plan is an unfunded savings plan through which participants seek a return via phantom investments in equity securities and/or mutual funds.  The fair value of this liability was based on quoted prices for these equity securities and mutual funds.  The income effect of changes in the fair value of the nonqualified employee savings plan is recorded in Selling and General Expenses.

The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists.  There were no offsetting positions recorded at December 31, 2015 and 2014.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2015 and 2014.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The table excludes cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, all of which had fair values approximating carrying amounts.  The carrying value of Canadian government securities is determined based on cost plus earned interest.  The fair value of current and long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities.  The Company has off-balance sheet exposures relating to certain letters of credit.  The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	At December 31,
	2015		2014
(Thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Canadian government securities with maturities greater than 90 days at the date of acquisition	$173,288	173,234	461,313	462,056
Current and long-term debt	(3,059,475)	(2,189,858)	(2,983,057)	(2,757,671)

Fair Values – Nonrecurring

As a result of significantly lower commodity prices during the second half of 2015, the Company recognized approximately $2,493,156,000 in pretax noncash impairment charges related primarily to producing properties.  The fair value information associated with these impaired properties is presented in the following table.

	Year Ended December 31, 2015
					Total
				Net Book	Pretax
				Value	(Noncash)
	Fair Value			Prior to	Impairment
(Thousands of dollars)	Level 1	Level 2	Level 3	Impairment	Expense
Assets:
Impaired proved properties
Gulf of Mexico	$–	–	316,106	645,088	328,982
Western Canada	–	–	23,526	707,100	683,574
Malaysia	–	–	1,200,900	2,681,500	1,480,600
	$–	–	1,540,532	4,033,688	2,493,156

The fair values were determined by internal discounted cash flow models using estimates of future production, prices from futures exchanges, costs and a discount rate believed to be consistent with those used by principal market participants in the applicable region.

Note R – Commitments

The Company leases production and other facilities under operating leases.  The most significant operating leases are associated with floating, production, storage and offloading facilities at the Kikeh oil field and a  production facility at the West Patricia field.  During each of the next five years, expected future rental payments under all operating leases are approximately $83,272,000 in 2016,  $66,770,000 in 2017,  $56,393,000 in 2018, $45,525,000 in 2019 and $46,761,000 in 2020.  Rental expense for noncancellable operating leases, including contingent payments when applicable, was $111,425,000 in 2015, $144,981,000 in 2014, and $192,482,000 in 2013.  A lease of production equipment at the Kakap field offshore Sabah, Malaysia has been accounted for as a capital lease and is included in long-term debt discussed in Note G.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company has entered into contracts to hire various drilling rigs and associated equipment for periods beyond December 31, 2015.  These rigs will primarily be utilized for drilling operations onshore U.S. and Canada, and offshore Malaysia.  Future commitments under these contracts, all of which expire by 2017, total $60,816,000.  A portion of these costs are expected to be borne by other working interest owners as partners of the Company when the wells are drilled.  These drilling costs are generally expected to be accounted for as capital expenditures as incurred during the contract periods.  See Note O regarding expense associated with exit costs for two deepwater rig contracts at the end of 2015.

The Company has operating, production handling and transportation service agreements for oil and/or natural gas operations in the U.S. and Western Canada.  These agreements require minimum monthly or annual payments for processing and/or transportation charges through 2024.  Future required minimum monthly payments for the next five years are $30,307,000 in 2016, $25,649,000 in 2017, $17,542,000 in 2018,  $978,000 in 2019 and $1,003,000 in 2020.  Under certain circumstances, the Company is required to pay additional amounts depending on the actual hydrocarbon quantities processed under the agreement.  Total costs incurred under these service arrangements were $32,473,000 in 2015, $34,597,000 in 2014, and $40,254,000 in 2013.

In 2006, the Company committed to fund an educational assistance program known as the “El Dorado Promise.”  Under this commitment, the Company will pay $5,000,000 per year for ten years through 2016 to provide scholarships for a specified amount of college expenses for eligible graduates of El Dorado High School in Arkansas.  The final committed payment was made in January 2016.  Total accretion cost included in Selling and General Expenses in the Consolidated Statement of Operations was $172,000 in 2015, $541,000 in 2014, and $805,000 in 2013.

Commitments for capital expenditures were approximately $501,217,000 at December 31, 2015, including $283,017,000 for field development and future work commitments in Malaysia, $109,800,000 for work in the Eagle Ford Shale, $30,661,000 for costs to develop deepwater Gulf of Mexico fields, and $45,179,000 and $15,376,000 for future work commitments in Vietnam and Brunei, respectively.

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

The Company currently owns or leases, and has in the past owned or leased, properties at which hazardous substances have been or are being handled.  Although the Company has used operating and disposal practices that were standard in the industry at the time, hazardous substances may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where these wastes have been taken

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

for disposal.  In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under Murphy’s control.  Under existing laws the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.  Certain of these historical properties are in various stages of negotiation, investigation, and/or cleanup, and the Company is investigating the extent of any such liability and the availability of applicable defenses.  The Company has retained certain liabilities related to environmental matters at formerly owned U.S. refineries that were sold in 2011.  The Company also obtained insurance covering certain levels of environmental exposures related to past operations of these refineries.  Murphy USA Inc. has retained any environmental exposure associated with Murphy’s former U.S. marketing operations that were spun-off in August 2013.  The Company believes costs related to these sites will not have a material adverse effect on Murphy’s net income, financial condition or liquidity in a future period.

The U.S. Environmental Protection Agency (EPA) formerly considered the Company to be a Potentially Responsible Party (PRP) at one Superfund site.  Based on evidence provided by the Company, the EPA has determined that the Company is no longer considered a PRP at this site.  Accordingly, the Company has not recorded a liability for remedial costs at the Superfund site at December 31, 2015.  The potential total cost to all parties to perform necessary remedial work at the site may be substantial.  The Company believes that its share of the ultimate costs to remediate the Superfund site will be immaterial and will not have a material adverse effect on its net income, financial condition or liquidity in a future period.

In early 2015, the Company’s subsidiary in Canada identified a leak or leaks at an infield condensate transfer pipeline at the Seal field in a remote area of Alberta.  The pipeline was immediately shut down and the Company’s emergency response plan was activated.  In cooperation with local governmental regulators, and with the assistance of qualified consultants, an investigation and remediation plan is progressing as planned and the Company’s insurers were notified.  The Company has not yet established a complete estimate of the costs to remediate the site.  Based on the assessments done to date, the Company recorded $43.9 million in Other Expense in the 2015 Consolidated Statement of Operations associated with the estimated costs of remediating the site.  The Company spent $30.6 million during 2015.  Further refinements in the estimated total cost to remediate the site are anticipated in future periods including possible fines from regulators and insurance recoveries.  It is possible that the ultimate net remediation costs to the Company associated with the condensate leak or leaks will exceed the amount of expense recorded through 2015.

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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note T – Common Stock Issued and Outstanding

Activity in the number of shares of Common Stock issued and outstanding for the three years ended December 31, 2015 is shown below.

(Number of shares outstanding)	2015	2014	2013
At beginning of year	177,499,513	183,406,513	190,641,317
Stock options exercised*	15,575	119,994	303,685
Restricted stock awards*	478,549	339,985	300,910
Employee stock purchase and thrift plans	8,387	6,739	16,020
Treasury shares purchased	(5,967,313)	(6,373,718)	(7,855,419)
At end of year	172,034,711	177,499,513	183,406,513

*Shares issued upon exercise of stock options and award of restricted stock are less than the amount reflected in Note J due to withholdings for statutory income taxes owed upon issuance of shares.

Note U – Subsequent Events

In January 2016, a  Canadian subsidiary of the Company signed a definitive agreement to divest natural gas processing and sales pipeline assets that support Murphy’s Montney natural gas fields in the Tupper area of northeastern British Columbia.  Total cash consideration to Murphy upon closing of the transaction, anticipated near the end of the first quarter 2016, is expected to be C$538 million.

In a separate transaction, the same Canadian subsidiary signed a definitive agreement to acquire a 70 percent operated working interest (WI) of Athabasca Oil Corporation’s (Athabasca) production, acreage, infrastructure and facilities in the Kaybob Duvernay lands, and a 30 percent non-operated WI of Athabasca’s production, acreage, infrastructure and facilities in the liquids rich Montney lands in Alberta.  Under the terms of the joint venture the total consideration amounts to C$475 million, of which Murphy will pay approximately C$250 million in cash at closing and the remaining C$225 million in the form of a carried interest for a period of up to five years.  The transaction is expected to close near the end of the first quarter of 2016.

As of December 31, 2015, Murphy’s long-term debt was rated “BBB” with a negative outlook by Standard and Poor’s (S&P), “BBB-“ with a negative outlook by Fitch Ratings (Fitch), and “Baa3” with a negative outlook by Moody’s Investor Services (Moody’s).  In February  2016, S&P, Fitch, and Moody’s each downgraded the Company’s credit rating on its outstanding notes.  The Company’s long-term debt ratings are currently “BBB-“ with stable outlook by S&P, “BB+” with stable outlook by Fitch, and “B1” with negative outlook by Moody’s.  Fitch’s and Moody’s actions reduced the Company’s credit rating to below investment grade status.  These downgrades could adversely affect our cost of capital and our ability to raise debt in public markets in future periods.  Based on the downgrade by Moody’s, the coupon rates on $1.5 billion of the Company’s outstanding notes will increase by 1.00% effective June 1, 2016.

See Note O for further discussion of rig contract exit costs.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note V – Business Segments

Murphy’s reportable segments are organized into geographic areas of operations.  The Company’s exploration and production activity is subdivided into segments for the United States, Canada, Malaysia and all other countries.  Each of these segments derives revenues primarily from the sale of crude oil and/or natural gas.  The Company’s management evaluates segment performance based on income (loss) from operations, excluding interest income and interest expense.  Intersegment transfers of crude oil, natural gas and petroleum products are at market prices and intersegment services are recorded at cost.

The Company completed the sale of its U.K. downstream assets during 2015.  The Company sold its retail marketing operations in the United Kingdom on September 30, 2014.  At December 31, 2015 and 2014, assets and liabilities associated with U.K. refining and marketing operations were reported as held for sale in the consolidated balance sheet.  These operations have been reported as discontinued operations for all periods presented in these consolidated financial statements.

The Company sold all of its oil and natural gas producing assets in the United Kingdom during the first half of 2013.  The Company also completed the separation of its U.S. retail marketing business on August 30, 2013.  Both of these operations have also been reported as discontinued operations for all periods presented in these consolidated financial statements.

The Company has several customers that purchase a significant portion of its oil and natural gas production.  During 2015, sales to Phillips 66 and affiliated companies represented approximately 17% of the Company’s total sales revenue.  During 2014, sales to Shell Oil and affiliated companies and Phillips 66 and affiliated companies represented approximately 20% and 14%, respectively, of the Company’s total sales revenue.  During 2013, sales to Phillips 66 and affiliated companies and Shell Oil and its affiliates represented approximately 17%  and 14%, respectively, of the Company’s total sales revenue.  Due to the quantity of active oil and natural gas purchasers in the markets where it produces hydrocarbons, the Company does not foresee any difficulty with selling its hydrocarbon production at fair market prices.

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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Segment Information	Exploration and Production
(Millions of dollars)	United States	Canada	Malaysia	Other	Total E&P
Year ended December 31, 2015
Segment loss	$(615.7)	(583.4)	(653.2)	(158.6)	(2,010.9)
Revenues from external customers	1,253.6	549.7	1,131.4	–	2,934.7
Interest income	–	–	–	–	–
Interest expense, net of capitalization	–	–	–	–	–
Income tax expense (benefit)	(337.0)	(188.8)	(567.9)	(17.3)	(1,111.0)
Significant noncash charges (credits)
Depreciation, depletion and amortization	794.9	261.9	544.9	6.2	1,607.9
Accretion of asset retirement obligations	20.2	12.6	15.9	–	48.7
Amortization of undeveloped leases	59.2	14.4	–	1.8	75.4
Impairment of assets	329.0	683.6	1,480.6	–	2,493.2
Deferred and noncurrent income taxes	(187.7)	(146.0)	(579.2)	(4.6)	(917.5)
Additions to property, plant, equipment	1,263.1	184.9	244.4	39.2	1,731.6
Total assets at year-end	5,717.8	2,460.6	2,537.2	147.7	10,863.3

Year ended December 31, 2014
Segment income (loss)	$387.1	156.5	896.2	(250.0)	1,189.8
Revenues from external customers	2,196.4	1,044.1	2,183.5	(1.3)	5,422.7
Interest income	–	–	–	–	–
Interest expense, net of capitalization	–	–	–	–	–
Income tax expense (benefit)	214.8	64.2	102.6	(95.9)	285.7
Significant noncash charges (credits)
Depreciation, depletion and amortization	840.7	316.7	735.0	5.1	1,897.5
Accretion of asset retirement obligations	17.5	15.2	18.1	–	50.8
Amortization of undeveloped leases	50.1	19.4	–	4.9	74.4
Impairment of assets	14.3	37.0	–	–	51.3
Deferred and noncurrent income taxes	39.7	43.3	(235.1)	–	(152.1)
Additions to property, plant, equipment	2,028.7	445.9	818.0	10.7	3,303.3
Total assets at year-end	5,745.7	3,769.8	4,887.1	138.7	14,541.3

Year ended December 31, 2013
Segment income (loss)	$435.4	180.8	786.4	(373.8)	1,028.8
Revenues from external customers	1,803.8	1,144.7	2,280.5	83.6	5,312.6
Interest income	–	–	–	–	–
Interest expense, net of capitalization	–	–	–	–	–
Income tax expense (benefit)	241.6	57.8	477.7	(120.8)	656.3
Significant noncash charges (credits)
Depreciation, depletion and amortization	576.3	374.6	588.2	4.5	1,543.6
Accretion of asset retirement obligations	13.5	16.2	15.0	4.3	49.0
Amortization of undeveloped leases	30.3	21.0	–	15.6	66.9
Impairment of assets	–	21.6	–	–	21.6
Deferred and noncurrent income taxes	99.6	26.1	48.1	–	173.8
Additions to property, plant, equipment	1,785.9	334.5	1,323.4	64.8	3,508.6
Total assets at year-end	4,530.0	4,087.8	6,121.0	180.4	14,919.2

Geographic Information	Certain Long-Lived Assets at December 31
(Millions of dollars)	United States	Canada	Malaysia	United Kingdom	Other	Total
2015	$5,484.7	2,310.6	1,912.0	–	111.1	9,818.4
2014	5,419.5	3,574.6	4,258.8	0.4	78.1	13,331.4
2013	4,267.9	3,834.9	5,301.7	0.4	76.6	13,481.5

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Segment Information — Continued
(Millions of dollars)	Corporate and Other	Discontinued Operations	Consolidated Total
Year ended December 31, 2015
Segment loss	$(244.9)	(15.0)	(2,270.8)
Revenues from external customers	98.4	–	3,033.1
Interest income	4.0	–	4.0
Interest expense, net of capitalization	117.4	–	117.4
Income tax expense (benefit)	84.5	–	(1,026.5)
Significant noncash charges (credits)
Depreciation, depletion and amortization	11.9	–	1,619.8
Accretion of asset retirement obligations	–	–	48.7
Amortization of undeveloped leases	–	–	75.4
Impairment of assets	–	–	2,493.2
Deferred and noncurrent income taxes	(60.5)	–	(978.0)
Additions to property, plant, equipment	59.9	–	1,791.5
Total assets at year-end	592.2	38.3	11,493.8

Year ended December 31, 2014
Segment income (loss)	$(164.8)	(119.4)	905.6
Revenues from external customers	53.4	–	5,476.1
Interest income	7.7	–	7.7
Interest expense, net of capitalization	115.8	–	115.8
Income tax expense (benefit)	(58.4)	–	227.3
Significant noncash charges (credits)
Depreciation, depletion and amortization	8.7	–	1,906.2
Accretion of asset retirement obligations	–	–	50.8
Amortization of undeveloped leases	–	–	74.4
Impairment of assets	–	–	51.3
Deferred and noncurrent income taxes	(18.8)	–	(170.9)
Additions to property, plant, equipment	14.5	–	3,317.8
Total assets at year-end	1,773.9	427.1	16,742.3

Year ended December 31, 2013
Segment income (loss)	$(140.7)	235.4	1,123.5
Revenues from external customers	77.5	–	5,390.1
Interest income	3.9	–	3.9
Interest expense, net of capitalization	71.9	–	71.9
Income tax expense (benefit)	(71.7)	–	584.6
Significant noncash charges (credits)
Depreciation, depletion and amortization	9.8	–	1,553.4
Accretion of asset retirement obligations	–	–	49.0
Amortization of undeveloped leases	–	–	66.9
Impairment of assets	–	–	21.6
Deferred and noncurrent income taxes	(15.7)	–	158.1
Additions to property, plant, equipment	15.5	8.1	3,532.2
Total assets at year-end	1,265.2	1,325.1	17,509.5

Geographic Information	Revenues from External Customers for the Year
(Millions of dollars)	United States	Canada	Malaysia	Other	Total
2015	$1,260.0	557.3	1,210.9	4.9	3,033.1
2014	2,201.5	1,052.4	2,233.0	(10.8)	5,476.1
2013	1,798.5	1,150.2	2,337.5	103.9	5,390.1

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

Murphy’s estimations for proved reserves were generated through the integration of available geoscience, engineering, and economic data, and commercially available technologies, to establish ‘reasonable certainty’ of economic productibility.  As defined by the SEC, reasonable certainty of proved reserves describes a high degree of confidence that the quantities will be recovered.  In estimating proved reserves, Murphy uses familiar industry-accepted methods for subsurface evaluations, including performance, volumetric, and analogue based studies.  Where appropriate, Murphy includes reliable geologic and engineering technology to estimate proved reserves.  Reliable geologic and engineering technology is a method or combination of methods that are field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.  This integrated approach increases the quality of and confidence in Murphy’s proved reserves estimates, and was utilized in certain undrilled acreage at distances greater than the directly offsetting development spacing areas, and in certain reservoirs developed with the application of improved recovery techniques.  Murphy utilized a combination of 3D seismic interpretation, core analysis, wellbore log measurements, well test data, historic production and pressure data, and commercially available seismic processing and numerical reservoir simulation programs.  Reservoir parameters from analogous reservoirs were used to strengthen the reserves estimates when available.

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

All crude oil and synthetic reserves, natural gas liquids reserves and natural gas reserves are from consolidated subsidiaries and proportionately consolidated joint ventures.  The Company has no proved reserves attributable to investees accounted for by the equity method.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) –  Continued

All proved reserves in Malaysia are associated with production sharing contracts for Blocks SK 309/311, K and H.  Malaysia reserves include oil and gas to be received for both cost recovery and profit provisions under the contract.  Liquids and natural gas proved reserves associated with the production sharing contracts in Malaysia totaled  75.2 million barrels and 546.8 billion cubic feet, respectively, at December 31, 2015.  Approximately 33.0 billion cubic feet of natural gas proved reserves in Malaysia at December 31, 2015 relate to fields in Block K for which the Company expects to receive sale proceeds of approximately $0.24 per thousand cubic feet.

SCHEDULE 5 – RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

Results of operations from exploration and production activities by geographic area for 2013 and 2014 are reported as if these activities were not part of an operation that also refines crude oil and sells refined products.

SCHEDULE 6 – STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

GAAP requires calculation of future net cash flows using a 10% annual discount factor, an unweighted average of oil and natural gas prices in effect at the beginning of each month of the year, and year-end costs and statutory tax rates, except for known future changes such as contracted prices and legislated tax rates.

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

Schedule 6 also presents the principal reasons for change in the standardized measure of discounted future net cash flows for each of the three years ended December 31, 2015.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) –  Continued

Schedule 1 – Summary of Proved Crude Oil and Synthetic Oil Reserves Based on Average Prices

 for 2012 – 2015

	Crude & Synthetic Oil	Crude Oil					Synthetic Oil
(Millions of barrels)	Total	Total	United States	Canada	Malaysia	United Kingdom	Canada
Proved developed and undeveloped crude oil / synthetic oil reserves:
December 31, 2012	414.8	295.7	142.6	36.8	95.7	20.6	119.1
Revisions of previous estimates	27.4	24.8	13.1	8.4	3.3	–	2.6
Improved recovery	27.4	27.4	–	–	27.4	–	–
Extensions and discoveries	69.6	69.6	52.4	0.2	17.0	–	–
Sales of properties	(20.4)	(20.4)	–	–	–	(20.4)	–
Production	(47.6)	(42.9)	(16.6)	(6.7)	(19.4)	(0.2)	(4.7)
December 31, 2013	471.2	354.2	191.5	38.7	124.0	–	117.0
Revisions of previous estimates	(9.3)	(2.3)	(3.2)	2.7	(1.8)	–	(7.0)
Improved recovery	7.5	7.5	–	–	7.5	–	–
Extensions and discoveries	42.6	42.6	32.7	2.4	7.5	–	–
Purchases of properties	6.1	6.1	6.1	–	–	–	–
Sales of properties	(24.3)	(24.3)	(0.3)	(0.5)	(23.5)	–	–
Production	(52.0)	(47.6)	(21.9)	(5.9)	(19.8)	–	(4.4)
December 31, 2014	441.8	336.2	204.9	37.4	93.9	–	105.6
Revisions of previous estimates	5.3	(8.2)	(7.6)	(4.8)	4.2	–	13.5
Improved recovery	2.4	2.4	–	–	2.4	–	–
Extensions and discoveries	63.8	63.8	63.8	–	–	–	–
Sales of properties	(11.0)	(11.0)	–	–	(11.0)	–	–
Production	(46.1)	(41.8)	(22.2)	(4.7)	(14.9)	–	(4.3)
December 31, 2015	456.2	341.4	238.9	27.9	74.6	–	114.8

Proved developed crude oil / synthetic oil reserves:
December 31, 2012	267.7	148.6	48.0	29.5	67.0	4.1	119.1
December 31, 2013	289.9	172.9	75.8	31.6	65.5	–	117.0
December 31, 2014	324.1	218.5	106.2	32.4	79.9	–	105.6
December 31, 2015	326.6	211.8	125.9	23.8	62.1	–	114.8

Proved undeveloped crude oil / synthetic oil reserves:
December 31, 2012	147.1	147.1	94.6	7.3	28.7	16.5	–
December 31, 2013	181.3	181.3	115.7	7.1	58.5	–	–
December 31, 2014	117.7	117.7	98.7	5.0	14.0	–	–
December 31, 2015	129.6	129.6	113.0	4.1	12.5	–	–

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) –  Continued

Schedule 1 – Summary of Proved Crude Oil and Synthetic Oil Reserves Based on Average Prices

 for 2012 – 2015 –  Continued

2015 Comments for Proved Crude Oil and Synthetic Oil Reserves Changes

Revision of previous estimate – The 2015 negative crude oil revision in the U.S. was primarily attributable to impacts of lower price on Eagle Ford Shale volumes, partially offset by improved Eagle Ford Shale performance, improved Eagle Ford Shale lifting costs, and drilling activity in the Gulf of Mexico.  The negative Canadian conventional oil reserves revision in 2015 was result of lower heavy oil prices partially offset by increases at both Hibernia and Terra Nova due to development drilling and lower government royalty effects.  The positive synthetic oil revision in the current period is due predominantly to lower government royalty effects due to lower oil prices.  The positive revision for crude oil reserves in Malaysia was attributable to improved performance and lower government entitlement under the terms of the respective production sharing contracts due to lower oil prices.

Improved recovery  – The 2015 Malaysia crude oil proved reserve add was primarily due to favorable impacts for waterflood activity at certain Sarawak oil fields.

Extensions and discoveries – In 2015, the U.S. added proved oil reserves primarily for planned drilling activities in the Eagle Ford Shale.

Sales of properties – The proved crude oil reserves reduction in Malaysia was associated with the 2015 sale of 10% of the Company’s oil and gas assets.

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

 for 2012 – 2015 –  Continued

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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued

Schedule 2 – Summary of Proved Natural Gas Liquids (NGL) Reserves Based on Average Prices

 for 2012 – 2015

(Millions of barrels)	Total	United States	Canada	Malaysia
Proved developed and undeveloped NGL reserves:
December 31, 2012	–	–	–	–
Revisions of previous estimates	15.7	15.6	–	0.1
Improved recovery	–	–	–	–
Extensions and discoveries	10.0	8.7	0.1	1.2
Production	(1.3)	(1.1)	–	(0.2)
December 31, 2013	24.4	23.2	0.1	1.1
Revisions of previous estimates	5.1	5.0	–	0.1
Improved recovery	–	–	–	–
Extensions and discoveries	4.7	4.0	0.6	0.1
Sales of properties	(0.2)	–	–	(0.2)
Production	(3.4)	(3.1)	–	(0.3)
December 31, 2014	30.6	29.1	0.7	0.8
Revisions of previous estimates	2.0	2.2	(0.3)	0.1
Improved recovery	–	–	–	–
Extensions and discoveries	7.6	7.6	–	–
Sales of properties	(0.1)	–	–	(0.1)
Production	(3.7)	(3.5)	–	(0.2)
December 31, 2015	36.4	35.4	0.4	0.6

Proved developed NGL reserves:
December 31, 2012	–	–	–	–
December 31, 2013	14.2	13.1	–	1.1
December 31, 2014	17.5	16.5	0.2	0.8
December 31, 2015	21.6	20.7	0.3	0.6

Proved undeveloped NGL reserves:
December 31, 2012	–	–	–	–
December 31, 2013	10.2	10.1	0.1	–
December 31, 2014	13.1	12.6	0.5	–
December 31, 2015	14.8	14.7	0.1	–

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued

Schedule 2 – Summary of Proved Natural Gas Liquids (NGL) Reserves Based on Average Prices

 for 2012 – 2015 – Continued

2015 Comments for Proved Natural Gas Liquids Reserves Changes

Revision of previous estimates  – The positive 2015 NGL proved reserves revision in the U.S. was primarily in the Eagle Ford Shale area based on improved performance.

Extensions and discoveries – In 2015, the U.S. added NGL reserves primarily for additional drilling activities in the Eagle Ford Shale.

Sales of properties – The Company sold 10% of its oil and gas assets in Malaysia in January 2015.

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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued

Schedule 3 – Summary of Proved Natural Gas Reserves Based on Average Prices for 2012 – 2015

(Billions of cubic feet)	Total	United States	Canada	Malaysia	United Kingdom
Proved developed and undeveloped natural gas reserves:
December 31, 2012	1,137.0	209.7	550.4	357.6	19.3
Revisions of previous estimates	33.7	(38.6)	34.0	38.3	–
Improved recovery	3.2	–	–	3.2	–
Extensions and discoveries	153.4	33.3	42.5	77.6	–
Sales of properties	(19.0)	–	–	–	(19.0)
Production	(154.7)	(19.4)	(64.1)	(70.9)	(0.3)
December 31, 2013	1,153.6	185.0	562.8	405.8	–
Revisions of previous estimates	167.2	47.7	105.6	13.9	–
Improved recovery	7.0	–	–	7.0	–
Extensions and discoveries	696.8	24.1	231.5	441.2	–
Purchases of properties	5.5	5.5	–	–	–
Sales of properties	(162.6)	(3.7)	–	(158.9)	–
Production	(162.8)	(32.3)	(57.1)	(73.4)	–
December 31, 2014	1,704.7	226.3	842.8	635.6	–
Revisions of previous estimates	53.5	(5.2)	18.9	39.8	–
Improved recovery	1.8	–	–	1.8	–
Extensions and discoveries	162.9	43.2	119.7	–	–
Sales of properties	(78.0)	–	–	(78.0)	–
Production	(156.1)	(31.9)	(71.8)	(52.4)	–
December 31, 2015	1,688.8	232.4	909.6	546.8	–

Proved developed natural gas reserves:
December 31, 2012	706.0	78.8	415.8	197.3	14.1
December 31, 2013	786.2	112.6	384.0	289.6	–
December 31, 2014	812.1	145.6	467.4	199.1	–
December 31, 2015	783.5	148.3	453.5	181.7	–

Proved undeveloped natural gas reserves:
December 31, 2012	431.0	130.9	134.6	160.3	5.2
December 31, 2013	367.4	72.4	178.8	116.2	–
December 31, 2014	892.6	80.7	375.4	436.5	–
December 31, 2015	905.3	84.1	456.1	365.1	–

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued

Schedule 3 – Summary of Proved Natural Gas Reserves Based on Average Prices for 2012 – 2015 –  Continued

2015 Comments for Proved Natural Gas Reserves Changes

Revision of previous estimates  – The 2015 negative natural gas revision in the U.S. was primarily attributable to performance declines in certain fields in the Gulf of Mexico offset in part by the overall positive performance in the Eagle Ford Shale area.  The positive revisions in Canada were attributable to updated well type curves and field development techniques in the Montney area of Western Canada.  The positive revision for natural gas reserves in Malaysia was attributable to lower government entitlement under the terms of the respective production sharing contracts due to lower natural gas prices.

Improved recovery  – The 2015 Malaysia natural gas proved reserve add was primarily due to favorable impacts for waterflood activity at certain Sarawak oil fields.

Extensions and discoveries – In 2015, the U.S. added natural gas reserves primarily for planned developmental drilling activities in the Eagle Ford Shale while the gas reserve adds in Canada were attributable to developmental drilling activities in the Tupper area.

Sales of properties – The Company sold 10% of its oil and gas assets in Malaysia in January 2015.

2014 Comments for Proved Natural Gas Reserves Changes

Extensions and discoveries – The proved reserves of natural gas added in the U.S. in 2014 was primarily associated with the development drilling program in the Eagle Ford Shale, while the add in Canada in 2014 was attributable to drilling in the Tupper and Tupper West areas in Western Canada.  The proved natural gas reserves added in Malaysia in 2014 was mostly associated with approval and sanction of the plan for a floating liquefied natural gas development in Block H, offshore Sabah, during 2014.

Purchases of properties –  The Company acquired an interest in the Kodiak field in the Gulf of Mexico in 2014, which added proved reserves of natural gas during 2014.

Sales of properties  – The Company sold its interests in South Louisiana gas fields in 2014, plus it sold a 20% interest in oil and gas assets in Malaysia late in 2014.

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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued

Schedule 4 – Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

(Millions of dollars)	United States	Canada	Malaysia		United Kingdom[1]	Other	Total
Year Ended December 31, 2015
Property acquisition costs
Unproved	$10.1	2.5	–		–	–	12.6
Proved	–	–	–		–	–	–
Total acquisition costs	10.1	2.5	–		–	–	12.6
Exploration costs[2]	166.8	0.7	69.0		–	135.4	371.9
Development costs[2]	1,375.1	231.5	210.0		–	2.8	1,819.4
Total costs incurred	1,552.0	234.7	279.0		–	138.2	2,203.9
Charged to expense
Dry hole expense	241.3	–	29.7		–	25.8	296.8
Geophysical and other costs	16.9	0.7	7.9		–	73.2	98.7
Total charged to expense	258.2	0.7	37.6		–	99.0	395.5
Property additions	$1,293.8	234.0	241.4		–	39.2	1,808.4
Year Ended December 31, 2014
Property acquisition costs
Unproved	$92.9	–	–		–	–	92.9
Proved	7.4	–	–		–	–	7.4
Total acquisition costs	100.3	–	–		–	–	100.3
Exploration costs[2]	160.0	1.7	6.3		–	262.1	430.1
Development costs[2]	1,934.7	413.8	926.6		–	7.6	3,282.7
Total costs incurred	2,195.0	415.5	932.9		–	269.7	3,813.1
Charged to expense
Dry hole expense	92.1	–	47.4		–	130.5	270.0
Geophysical and other costs	37.7	1.7	1.3		–	128.5	169.2
Total charged to expense	129.8	1.7	48.7		–	259.0	439.2
Property additions	$2,065.2	413.8	884.2		–	10.7	3,373.9
Year Ended December 31, 2013
Property acquisition costs
Unproved	$32.4	–	–		–	3.2	35.6
Proved	13.2	–	–		–	–	13.2
Total acquisition costs	45.6	–	–		–	3.2	48.8
Exploration costs[2]	112.4	21.8	14.9		–	344.6	493.7
Development costs[2]	1,773.2	351.6	1,787.7	[3]	8.1	19.0	3,939.6
Total costs incurred	1,931.2	373.4	1,802.6		8.1	366.8	4,482.1
Charged to expense
Dry hole expense	46.1	32.1	20.7		–	164.0	262.9
Geophysical and other costs	29.1	0.7	4.6		–	138.0	172.4
Total charged to expense	75.2	32.8	25.3		–	302.0	435.3
Property additions	$1,856.0	340.6	1,777.3		8.1	64.8	4,046.8

[1]	The Company has accounted for U.K. operations as discontinued operations due to the sale of these operations in the first half of 2013.
[2]	Includes non-cash asset retirement costs as follows:

2015
Exploration costs	$–	–	–	–	–	–
Development costs	30.7	49.1	(3.0)	–	–	76.8
	$30.7	49.1	(3.0)	–	–	76.8
2014
Exploration costs	$–	–	–	–	–	–
Development costs	36.5	(32.1)	66.2	–	–	70.6
	$36.5	(32.1)	66.2	–	–	70.6
2013
Exploration costs	$–	0.2	–	–	–	0.2
Development costs	70.1	5.9	95.9	–	–	171.9
	$70.1	6.1	95.9	–	–	172.1

[3]	Includes property costs associated with non-cash capital lease of $358.0 million at the Kakap field.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued

Schedule 5 – Results of Operations for Oil and Gas Producing Activities*

		Canada
	United	Conven-
(Millions of dollars)	States	tional	Synthetic	Malaysia	Other	Total
Year Ended December 31, 2015
Revenues
Crude oil and natural gas liquids sales	$1,176.9	181.0	203.0	790.6	–	2,351.5
Natural gas sales	70.4	167.7	–	185.4		423.5
Total oil and gas revenues	1,247.3	348.7	203.0	976.0	–	2,775.0
Other operating revenues	6.3	(2.4)	0.4	155.4	–	159.7
Total revenues	1,253.6	346.3	203.4	1,131.4	–	2,934.7

Costs and expenses
Lease operating expenses	312.0	102.4	166.0	251.9	–	832.3
Severance and ad valorem taxes	55.9	4.8	5.1	–	–	65.8
Exploration costs charged to expense	258.2	0.7	–	37.6	99.0	395.5
Undeveloped lease amortization	59.2	14.4	–	–	1.8	75.4
Depreciation, depletion and amortization	794.9	211.2	50.7	544.9	6.2	1,607.9
Accretion of asset retirement obligations	20.2	7.2	5.4	15.9	–	48.7
Impairment of assets	329.0	683.6	–	1,480.6	–	2,493.2
Deepwater rig contract exit costs	282.0	–	–	–	–	282.0
Selling and general expenses	88.2	25.5	1.0	5.7	56.8	177.2
Other expenses	6.7	43.9	–	15.9	12.1	78.6
Total costs and expenses	2,206.3	1,093.7	228.2	2,352.5	175.9	6,056.6
Results of operations before taxes	(952.7)	(747.4)	(24.8)	(1,221.1)	(175.9)	(3,121.9)
Income tax expense (benefit)	(337.0)	(191.2)	2.4	(567.9)	(17.3)	(1,111.0)
Results of operations	$(615.7)	(556.2)	(27.2)	(653.2)	(158.6)	(2,010.9)

Year Ended December 31, 2014
Revenues
Crude oil and natural gas liquids sales	$2,062.1	453.3	391.5	1,680.2	–	4,587.1
Natural gas sales	127.2	201.3	–	357.5	–	686.0
Total oil and gas revenues	2,189.3	654.6	391.5	2,037.7	–	5,273.1
Other operating revenues	7.1	(2.4)	0.4	145.8	(1.3)	149.6
Total revenues	2,196.4	652.2	391.9	2,183.5	(1.3)	5,422.7

Costs and expenses
Lease operating expenses	345.5	160.3	233.8	350.3	–	1,089.9
Severance and ad valorem taxes	96.5	5.6	5.1	–	–	107.2
Exploration costs charged to expense	129.8	1.7	–	48.7	259.0	439.2
Undeveloped lease amortization	50.1	19.4	–	–	4.9	74.4
Depreciation, depletion and amortization	840.7	262.7	54.0	735.0	5.1	1,897.5
Accretion of asset retirement obligations	17.5	6.0	9.2	18.1	–	50.8
Impairment of assets	14.3	37.0	–	–	–	51.3
Selling and general expenses	95.2	26.7	0.9	15.7	73.5	212.0
Other expense	4.9	1.0	–	16.9	2.1	24.9
Total costs and expenses	1,594.5	520.4	303.0	1,184.7	344.6	3,947.2
Results of operations before taxes	601.9	131.8	88.9	998.8	(345.9)	1,475.5
Income tax expense (benefit)	214.8	42.4	21.8	102.6	(95.9)	285.7
Results of operations	$387.1	89.4	67.1	896.2	(250.0)	1,189.8

*Results exclude corporate overhead, interest and discontinued operations.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued

Schedule 5 – Results of Operations for Oil and Gas Producing Activities* – Continued

		Canada
	United	Conven-
(Millions of dollars)	States	tional	Synthetic	Malaysia	Other	Total
Year Ended December 31, 2013
Revenues
Crude oil and natural gas liquids sales	$1,724.7	507.2	441.0	1,875.0	83.6	4,631.5
Natural gas sales	72.7	198.1	–	404.0	–	674.8
Total oil and gas revenues	1,797.4	705.3	441.0	2,279.0	83.6	5,306.3
Other operating revenues	6.4	(1.9)	0.3	1.5	–	6.3
Total revenues	1,803.8	703.4	441.3	2,280.5	83.6	5,312.6

Costs and expenses
Lease operating expenses	273.6	180.5	223.4	384.4	191.0	1,252.9
Severance and ad valorem taxes	77.5	5.0	4.8	–	–	87.3
Exploration costs charged to expense	75.2	32.8	–	25.3	302.0	435.3
Undeveloped lease amortization	30.3	21.0	–	–	15.6	66.9
Depreciation, depletion and amortization	576.3	319.2	55.4	588.2	4.5	1,543.6
Accretion of asset retirement obligations	13.5	5.9	10.3	15.0	4.3	49.0
Impairment of assets	–	21.6	–	–	–	21.6
Selling and general expenses	80.4	25.3	0.9	3.5	60.8	170.9
Total costs and expenses	1,126.8	611.3	294.8	1,016.4	578.2	3,627.5
Results of operations before taxes	677.0	92.1	146.5	1,264.1	(494.6)	1,685.1
Income tax expense (benefit)	241.6	19.9	37.9	477.7	(120.8)	656.3
Results of operations	$435.4	72.2	108.6	786.4	(373.8)	1,028.8

*Results exclude corporate overhead, interest and discontinued operations.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued

Schedule 6 – Standardized Measure of Discounted Future Net Cash Flows Relating to

 Proved Oil and Gas Reserves

(Millions of dollars)	United States	Canada	Malaysia	Total
December 31, 2015
Future cash inflows	$12,373.9	8,922.0	6,143.1	27,439.0
Future development costs	(2,620.5)	(1,145.4)	(957.8)	(4,723.7)
Future production costs	(4,955.4)	(5,892.7)	(3,290.5)	(14,138.6)
Future income taxes	(339.7)	(504.8)	(216.2)	(1,060.7)
Future net cash flows	4,458.3	1,379.1	1,678.6	7,516.0
10% annual discount for estimated timing of cash flows	(2,430.0)	(666.8)	(560.1)	(3,656.9)
Standardized measure of discounted future net cash flows	$2,028.3	712.3	1,118.5	3,859.1

December 31, 2014
Future cash inflows	$20,767.4	16,257.0	11,909.7	48,934.1
Future development costs	(3,151.4)	(1,810.5)	(1,920.8)	(6,882.7)
Future production costs	(6,378.5)	(7,770.2)	(4,575.6)	(18,724.3)
Future income taxes	(2,930.1)	(1,389.6)	(1,249.9)	(5,569.6)
Future net cash flows	8,307.4	5,286.7	4,163.4	17,757.5
10% annual discount for estimated timing of cash flows	(3,729.1)	(2,595.3)	(1,527.9)	(7,852.3)
Standardized measure of discounted future net cash flows	$4,578.3	2,691.4	2,635.5	9,905.2

December 31, 2013
Future cash inflows	$20,638.6	16,112.9	13,399.0	50,150.5
Future development costs	(3,833.9)	(1,882.3)	(1,445.3)	(7,161.5)
Future production costs	(5,244.7)	(7,073.0)	(4,490.4)	(16,808.1)
Future income taxes	(3,368.3)	(1,472.8)	(1,855.1)	(6,696.2)
Future net cash flows	8,191.7	5,684.8	5,608.2	19,484.7
10% annual discount for estimated timing of cash flows	(4,020.2)	(2,999.1)	(1,620.7)	(8,640.0)
Standardized measure of discounted future net cash flows	$4,171.5	2,685.7	3,987.5	10,844.7

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued

Schedule 6 – Standardized Measure of Discounted Future Net Cash Flows Relating to

 Proved Oil and Gas Reserves – Continued

Following are the principal sources of change in the standardized measure of discounted future net cash flows for the years shown.

(Millions of dollars)	2015	2014	2013
Net changes in prices and production costs	$(11,365.5)	(2,697.8)	267.8
Net changes in development costs	591.4	(2,317.3)	(3,456.8)
Sales and transfers of oil and gas produced, net of production costs	(1,876.9)	(4,076.0)	(3,972.4)
Net change due to extensions and discoveries	1,145.8	3,251.6	4,608.9
Net change due to purchases and sales of proved reserves	(287.4)	(1,041.0)	(135.6)
Development costs incurred	1,725.4	3,169.3	3,326.8
Accretion of discount	1,289.5	1,462.5	1,109.3
Revisions of previous quantity estimates	163.3	518.9	1,646.0
Net change in income taxes	2,568.3	790.3	(662.1)
Net increase (decrease)	(6,046.1)	(939.5)	2,731.9
Standardized measure at January 1	9,905.2	10,844.7	8,112.8
Standardized measure at December 31	$3,859.1	9,905.2	10,844.7

Schedule 7 – Capitalized Costs Relating to Oil and Gas Producing Activities

(Millions of dollars)	United States	Canada	Malaysia	Other	Subtotal	Synthetic Oil – Canada	Total
December 31, 2015
Unproved oil and gas properties	$570.3	283.1	28.6	128.5	1,010.5	–	1,010.5
Proved oil and gas properties	9,010.0	4,062.2	6,216.0	–	19,288.2	1,174.7	20,462.9
Gross capitalized costs	9,580.3	4,345.3	6,244.6	128.5	20,298.7	1,174.7	21,473.4
Accumulated depreciation, depletion and amortization
Unproved oil and gas properties	(220.8)	(219.4)	–	(22.4)	(462.6)	–	(462.6)
Proved oil and gas properties	(4,004.9)	(2,586.0)	(4,336.9)	–	(10,927.8)	(410.7)	(11,338.5)
Net capitalized costs	$5,354.6	1,539.9	1,907.7	106.1	8,908.3	764.0	9,672.3

December 31, 2014
Unproved oil and gas properties	$634.9	424.1	–	168.1	1,227.1	–	1,227.1
Proved oil and gas properties	7,810.9	4,515.4	6,917.7	737.8	19,981.8	1,386.9	21,368.7
Gross capitalized costs	8,445.8	4,939.5	6,917.7	905.9	21,208.9	1,386.9	22,595.8
Accumulated depreciation, depletion and amortization
Unproved oil and gas properties	(171.6)	(245.6)	–	(96.6)	(513.8)	–	(513.8)
Proved oil and gas properties	(2,944.0)	(2,082.1)	(2,665.3)	(737.8)	(8,429.2)	(433.1)	(8,862.3)
Net capitalized costs	$5,330.2	2,611.8	4,252.4	71.5	12,265.9	953.8	13,219.7

Note:Unproved oil and gas properties above include costs and associated accumulated amortization of properties that do not have proved reserves; these costs include mineral interests, uncompleted exploratory wells, and exploratory wells capitalized pending further evaluation.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

(Millions of dollars except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year Ended December 31, 2015
Sales and other operating revenues	$749.2	718.6	665.6	653.7	2,787.1
Income (loss) from continuing operations before income taxes	(117.7)	(110.1)	(2,408.0)	(646.5)	(3,282.3)
Income (loss) from continuing operations	3.5	(89.0)	(1,587.1)	(583.2)	(2,255.8)
Net income (loss)	(14.5)	(73.8)	(1,595.4)	(587.1)	(2,270.8)
Income (loss) from continuing operations per Common share
Basic	0.02	(0.51)	(9.22)	(3.39)	(12.94)
Diluted	0.02	(0.51)	(9.22)	(3.39)	(12.94)
Net income (loss) per Common share
Basic	(0.08)	(0.42)	(9.26)	(3.41)	(13.03)
Diluted	(0.08)	(0.42)	(9.26)	(3.41)	(13.03)
Cash dividend per Common share	0.35	0.35	0.35	0.35	1.40
Market price of Common Stock*
High	51.77	50.56	41.42	31.03	51.77
Low	43.40	41.42	23.76	21.71	21.71

Year Ended December 31, 2014
Sales and other operating revenues	$1,281.2	1,357.9	1,431.0	1,218.8	5,288.9
Income from continuing operations before income taxes	334.2	304.6	396.5	217.0	1,252.3
Income from continuing operations	169.3	142.7	271.0	442.0	1,025.0
Net income	155.3	129.4	245.7	375.2	905.6
Income from continuing operations per Common share
Basic	0.94	0.80	1.52	2.49	5.73
Diluted	0.93	0.79	1.51	2.48	5.69
Net income per Common share
Basic	0.86	0.72	1.38	2.11	5.06
Diluted	0.85	0.72	1.37	2.10	5.03
Cash dividend per Common share	0.3125	0.3125	0.35	0.35	1.325
Market price of Common Stock*
High	63.70	66.82	67.75	56.13	67.75
Low	55.68	59.61	56.18	44.39	44.39

*Prices are as quoted on the New York Stock Exchange.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II – VALUATION ACCOUNTS AND RESERVES

(Millions of dollars)	Balance at January 1	Charged (Credited) to Expense	Deductions	Other*	Balance at December 31
2015
Deducted from asset accounts:
Allowance for doubtful accounts	$1.6	–	–	–	1.6
Deferred tax asset valuation allowance	306.5	40.8	–	(52.9)	294.4

2014
Deducted from asset accounts:
Allowance for doubtful accounts	$1.6	–	–	–	1.6
Deferred tax asset valuation allowance	633.7	37.7	–	(364.9)	306.5

2013
Deducted from asset accounts:
Allowance for doubtful accounts	$6.7	0.4	(0.4)	(5.1)	1.6
Deferred tax asset valuation allowance	524.0	115.4	–	(5.7)	633.7

*Amount in 2015 for deferred tax asset valuation allowance is primarily associated with utilization of foreign tax credit carry forwards.  Amount in 2014 for deferred tax asset valuation allowance is primarily associated with final abandonment of certain foreign investments in 2014, essentially offsetting changes in deferred tax assets.  Amounts in 2013 primarily arose due to separation of Murphy USA Inc. and presentation of U.K. downstream operations as assets held for sale.

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