Form 10-Q
period 2016-03-31
MURPHY OIL CORP /DE
filed 2016-05-06
CIK 717423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
[  ] Yes    [X] No

Number of shares of Common Stock, $1.00 par value, outstanding at March 31, 2016 was 172,195,169

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS (unaudited)

(Thousands of dollars)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$423,063	283,183
Canadian government securities with maturities greater than 90 days at the date of acquisition	146,087	173,288
Accounts receivable, less allowance for doubtful accounts of $1,605 in 2016 and 2015	521,434	522,672
Inventories, at lower of cost or market
Crude oil	31,971	25,583
Materials and supplies	134,775	141,205
Prepaid expenses	132,190	212,962
Deferred income taxes	45,498	51,183
Assets held for sale	263,912	38,340
Total current assets	1,698,930	1,448,416
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $12,438,436 in 2016 and $11,924,193 in 2015	9,492,348	9,818,365
Deferred charges and other assets	269,419	227,031
Total assets	$11,460,697	11,493,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$19,078	18,881
Accounts payable and accrued liabilities	1,338,177	1,643,632
Income taxes payable	13,552	4,819
Liabilities associated with assets held for sale	6,948	7,297
Total current liabilities	1,377,755	1,674,629
Long-term debt, including capital lease obligation	3,409,518	3,040,594
Deferred income taxes	205,913	239,811
Asset retirement obligations	823,070	793,474
Deferred credits and other liabilities	439,353	438,576
Stockholders’ equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	–	–
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,055,724 shares in 2016 and 2015	195,056	195,056
Capital in excess of par value	906,733	910,074
Retained earnings	5,953,132	6,212,201
Accumulated other comprehensive loss	(552,875)	(704,542)
Treasury stock, 22,860,555 shares of Common Stock in 2016 and 23,021,013 shares of Common Stock in 2015, at cost	(1,296,958)	(1,306,061)
Total stockholders’ equity	5,205,088	5,306,728
Total liabilities and stockholders’ equity	$11,460,697	11,493,812

See Notes to Consolidated Financial Statements, page 7.

The Exhibit Index is on page 31.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
REVENUES
Sales and other operating revenues	$429,094	749,150
Gain on sale of assets	22	135,877
Interest and other income	1,179	36,720
Total revenues	430,295	921,747
COSTS AND EXPENSES
Lease operating expenses	159,103	232,421
Severance and ad valorem taxes	12,637	20,791
Exploration expenses, including undeveloped lease amortization	26,916	128,734
Selling and general expenses	73,507	86,967
Depreciation, depletion and amortization	286,149	481,027
Impairment of assets	95,088	–
Accretion of asset retirement obligations	12,125	11,769
Interest expense	32,061	29,470
Interest capitalized	(1,841)	(1,385)
Other expense (benefit)	(416)	49,681
Total costs and expenses	695,329	1,039,475
Loss from continuing operations before income taxes	(265,034)	(117,728)
Income tax benefit	(65,549)	(121,258)
Income (loss) from continuing operations	(199,485)	3,530
Income (loss) from discontinued operations, net of income taxes	683	(17,971)
NET LOSS	$(198,802)	(14,441)
PER COMMON SHARE – BASIC
Income (loss) from continuing operations	$(1.16)	0.02
Loss from discontinued operations	–	(0.10)
Net loss	$(1.16)	(0.08)
PER COMMON SHARE – DILUTED
Income (loss) from continuing operations	$(1.16)	0.02
Loss from discontinued operations	–	(0.10)
Net loss	$(1.16)	(0.08)
Average Common shares outstanding
Basic	172,114,012	177,734,159
Diluted	172,114,012	178,241,616

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(Thousands of dollars)

	Three Months Ended
	March 31,
	2016	2015

Net loss	$(198,802)	(14,441)
Other comprehensive income (loss), net of tax
Net gain (loss) from foreign currency translation	148,669	(298,595)
Retirement and postretirement benefit plans	2,516	3,294
Deferred loss on interest rate hedges reclassified to interest expense	482	482
Other comprehensive income (loss)	151,667	(294,819)
COMPREHENSIVE LOSS	$(47,135)	(309,260)

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Thousands of dollars)

	Three Months Ended
	March 31,
	2016		2015
OPERATING ACTIVITIES
Net loss	$(198,802)		(14,441)
Adjustments to reconcile net income (loss) to net cash provided by continuing operations activities:
(Income) loss from discontinued operations	(683)		17,971
Depreciation, depletion and amortization	286,149		481,027
Impairment of assets	95,088		–
Amortization of deferred major repair costs	2,002		2,108
Dry hole costs	(69)		78,629
Amortization of undeveloped leases	10,469		21,606
Accretion of asset retirement obligations	12,125		11,769
Deferred and noncurrent income tax benefits	(85,683)		(184,186)
Pretax gains from disposition of assets	(22)		(135,877)
Net (increase) decrease in noncash operating working capital	(104,347)	[1]	258,807
Other operating activities, net	27,085		(3,569)
Net cash provided by continuing operations activities	43,312		533,844
INVESTING ACTIVITIES
Property additions and dry hole costs	(210,029)		(823,840)
Proceeds from sales of property, plant and equipment	33		417,242
Purchase of investment securities[2]	(49,277)		(265,739)
Proceeds from maturity of investment securities[2]	86,983		301,464
Other investing activities, net	(21,658)		(226)
Net cash required by investing activities	(193,948)		(371,099)
FINANCING ACTIVITIES
Borrowings of debt	371,000		155,000
Repayments of debt	–		(450,000)
Capital lease obligation payments	(2,690)		(2,471)
Withholding tax on stock-based incentive awards	(1,052)		(8,976)
Cash dividends paid	(60,267)		(62,287)
Other financing activities, net	–		(108)
Net cash provided (required) by financing activities	306,991		(368,842)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities	2,312		(64,859)
Investing activities	–		46
Changes in cash included in current assets held for sale	(2,312)		64,707
Net decrease in cash and cash equivalents of discontinued operations	–		(106)
Effect of exchange rate changes on cash and cash equivalents	(16,475)		(6,103)
Net increase (decrease) in cash and cash equivalents	139,880		(212,306)
Cash and cash equivalents at January 1	283,183		1,193,308
Cash and cash equivalents at March 31	$423,063		981,002

12016 balance includes payments for deepwater rig contract exit of $253.2 million.

2Investments are Canadian government securities with maturities greater than 90 days at the date of acquisition.

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(Thousands of dollars)

	Three Months Ended
	March 31,
	2016	2015
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	$–	–
Common Stock – par $1.00, authorized 450,000,000 shares, issued 195,055,724 shares at March 31, 2016 and 195,042,460 shares at March 31, 2015.
Balance at beginning of period	195,056	195,040
Exercise of stock options	–	2
Balance at end of period	195,056	195,042
Capital in Excess of Par Value
Balance at beginning of period	910,074	906,741
Exercise of stock options, including income tax benefits	–	(367)
Restricted stock transactions and other	(9,972)	(37,771)
Stock-based compensation	6,759	11,867
Other	(128)	(15)
Balance at end of period	906,733	880,455
Retained Earnings
Balance at beginning of period	6,212,201	8,728,032
Net loss for the period	(198,802)	(14,441)
Cash dividends	(60,267)	(62,287)
Balance at end of period	5,953,132	8,651,304
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(704,542)	(170,255)
Foreign currency translation gain (loss), net of income taxes	148,669	(298,595)
Retirement and postretirement benefit plans, net of income taxes	2,516	3,294
Deferred loss on interest rate hedges reclassified to interest expense, net of income taxes	482	482
Balance at end of period	(552,875)	(465,074)
Treasury Stock
Balance at beginning of period	(1,306,061)	(1,086,124)
Sale of stock under employee stock purchase plans	197	79
Awarded restricted stock, net of forfeitures	8,906	28,796
Balance at end of period – 22,860,555 shares of Common Stock in 2016 and 17,073,445 shares of Common Stock in 2015, at cost	(1,296,958)	(1,057,249)
Total Stockholders’ Equity	$5,205,088	8,204,478

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

INTERIM FINANCIAL STATEMENTS – In the opinion of Murphy's management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company's financial position at March 31, 2016 and December 31, 2015, and the results of operations,  cash flows and changes in stockholders’ equity for the interim periods ended March 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America (U.S.).  In preparing the financial statements of the Company in conformity with accounting principles generally accepted in the U.S., management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities.  Actual results may differ from the estimates.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company's 2015 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report.  Financial results for the three-month period ended March 31, 2016 are not necessarily indicative of future results.

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

At March 31, 2016, the Company had total capitalized exploratory well costs pending the determination of proved reserves of $129.6 million.  The following table reflects the net changes in capitalized exploratory well costs during the three-month periods ended March 31, 2016 and 2015.

(Thousands of dollars)	2016	2015
Beginning balance at January 1	$130,514	120,455
Additions pending the determination of proved reserves	–	141
Other adjustments	(886)	–
Balance at March 31	$129,628	120,596

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

	March 31,
	2016			2015
(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$65,136	7	6	$–	–	–
One to two years	–	–	–	32,192	2	1
Two to three years	31,627	2	–	33,744	4	2
Three years or more	32,865	4	–	54,660	2	–
	$129,628	13	6	$120,596	8	3

Exploratory well costs capitalized more than one year at March 31, 2016 are in Brunei.  Development options are under review for these multiple gas discoveries in Brunei.

During the first quarter of 2016, declines in crude oil and natural gas prices from year end 2015 provided indications of possible impairments in certain of the company’s producing properties.  As a result of management’s assessments, the Company recognized pretax non-cash impairments charges of $95.1 million to reduce the carrying value of its Terra Nova field offshore Canada and for Western Canada onshore heavy oil producing properties to their estimated fair value.  The fair values were determined by internal discounted cash flow models using estimates of future production, prices from futures exchanges, costs, and a discount rate believed to be consistent with those used by principal market participants in the region.

During the first quarter 2015, the Company completed the sale of 10% of its oil and gas assets in Malaysia and received net cash proceeds of $417.2 million.  The Company recorded an after-tax gain of $199.5 million on the sale in the first quarter of 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note C – Discontinued Operations

The Company has accounted for its U.K. refining and marketing operations as discontinued operations for all periods presented.  The Company completed its agreement to sell the remaining U.K. downstream assets at the end of the second quarter of 2015 and results subsequent to the sale are related to winding up of these operations.

The results of operations associated with discontinued operations for the three-month periods ended March 31, 2016 and 2015 were as follows:

	Three Months
	Ended March 31,
(Thousands of dollars)	2016	2015
Revenues	$683	229,389
Income (loss) before income taxes	$683	(20,709)
Income tax benefit	–	(2,738)
Income (loss) from discontinued operations	$683	(17,971)

The following table presents the carrying value of the major categories of assets and liabilities of U.K. refining and marketing operations reflected as held for sale on the Company’s Consolidated Balance Sheets at March  31, 2016 and December 31, 2015.

	March 31,	December 31,
(Thousands of dollars)	2016	2015
Current assets
Cash	$5,615	7,927
Accounts receivable	12,403	12,037
Other	19,194	18,376
Total current assets held for sale	$37,212	38,340
Current liabilities
Accounts payable	$1,837	2,433
Accrued compensation and severance	1,976	2,179
Refinery decommissioning cost	3,135	2,685
Total current liabilities associated with assets held for sale	$6,948	7,297

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note D – Financing Arrangements and Debt

The Company has a $2.0 billion committed credit facility with a major banking consortium that expires in June 2017.  Borrowings under the facility bear interest at 1.45% above LIBOR based on the Company’s current credit rating as of March 31, 2016.  In addition, facility fees of 0.30% are charged on the full $2.0 billion commitment.  At March 31, 2016, the company had borrowings of $925 million under this committed facility.  At March 31, 2016, the Company also had uncommitted credit lines that had an estimated total borrowing capacity of approximately $82 million of which $46 million was outstanding under these uncommitted credit lines.    The Company also had outstanding letters of credit of approximately $88 million issued under its revolving credit facility at quarter end 2016, which reduced the available borrowing capacity under the agreement.    If necessary, the Company believes it could borrow funds under all or certain of these uncommitted lines with various financial institutions in future periods.    The Company also has a shelf registration statement on file with the U.S. Securities and Exchange Commission that permits the offer and sale of debt and/or equity securities through October 2018.

The Company and its partners are parties to a 25-year lease of production equipment at the Kakap field offshore Malaysia.  The lease has been accounted for as a capital lease, and payments under the agreement are to be made over a 15-year period through June 2028.  Current maturities and long-term debt on the Consolidated Balance Sheet included $19.1 million and $206.7 million, respectively, associated with this lease at March 31, 2016.

Note E – Cash Flow Disclosures

Additional disclosures regarding cash flow activities are provided below.

	Three Months Ended March 31
(Thousands of dollars)	2016	2015
Net (increase) decrease in operating working capital other than cash and cash equivalents:
Decrease in accounts receivable	$2,354	302,602
Decrease (increase) in inventories	1,667	(60,562)
Decrease (increase) in prepaid expenses	98,888	(6,825)
Decrease in deferred income tax assets	6,134	5,040
Decrease in accounts payable and accrued liabilities	(225,309)	(17,281)
Increase in current income tax liabilities	11,919	35,833
Net (increase) decrease in noncash operating working capital	$(104,347)	258,807
Supplementary disclosures:
Cash income taxes paid, net of refunds	$(7,865)	28,280
Interest paid, net of amounts capitalized	1,849	(64)

Non-cash investing activities:
Asset retirement costs capitalized	$3,723	6,380
Decrease in capital expenditure accrual	81,858	239,572

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note F – Employee and Retiree Benefit Plans (Contd.)

The table that follows provides the components of net periodic benefit expense for the three-month period ended March 31, 2015.

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2016	2015	2016	2015
Service cost	$3,153	5,081	673	828
Interest cost	5,608	7,950	1,108	1,192
Expected return on plan assets	(5,385)	(8,687)	–	–
Amortization of prior service cost	319	195	(21)	(21)
Amortization of transitional asset	–	271	–	–
Recognized actuarial loss	3,529	3,891	39	195
Curtailments	822	–	(19)	–
Net periodic benefit expense	$8,046	8,701	1,780	2,194

Curtailment expense for the three months ended March 31, shown in the table above relate to restructuring activities in the U.S. undertaken by the Company in the first quarter 2016.  During the three-month period ended March 31, 2016, the Company made contributions of $3.5 million to its defined benefit pension and postretirement benefit plans.  Remaining required funding in 2016 for the Company’s defined benefit pension and postretirement plans is anticipated to be $10.3 million.

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

In February 2016, the Committee granted stock options for 862,000 shares at an exercise price of $17.57 per share.  The Black-Scholes valuation for these awards was $5.03 per option.  The Committee also granted 394,000 performance-based RSU and 200,000 time-based RSU in February.  The fair value of the performance-based RSU, using a Monte Carlo valuation model, ranged from $12.21 to $16.34 per unit.  The fair value of time-based RSU was estimated based on the fair market value of the Company’s stock on the date of grant, which was $17.57 per share.  Additionally, the Committee granted 708,200 SAR and 507,470 units of cash-settled RSU (RSU-C) to certain employees.  The SAR and RSU-C are to be settled in cash, net of applicable income taxes, and are accounted for as liability-type awards.  The initial fair value of these SAR was equivalent to the stock options granted, while the initial value of RSU-C was equivalent to equity-settled restricted stock units granted.  Also in February, the Committee granted 85,679 shares of time-based RSU to the Company’s Directors under the Non-employee Director Plan.  These shares vest on the third anniversary of the date of grant. The estimated fair value of these awards was $19.26 per unit on date of grant.

For 2016 and 2015, stock options exercised  were non-cash transactions, thus there was no income tax benefit realized from option exercises during 2016 and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note G – Incentive Plans (Cont’d)

Amounts recognized in the financial statements with respect to share-based plans are as follows:

	Three Months Ended
	March 31,
(Thousands of dollars)	2016	2015
Compensation charged against income before tax benefit	$9,988	16,315
Related income tax benefit recognized in income	3,251	5,100

Note H – Earnings per Share

Net income (loss) was used as the numerator in computing both basic and diluted income per Common share for the three-months ended March 31, 2016 and 2015.  The following table reconciles the weighted-average shares outstanding used for these computations.

	Three Months Ended
	March 31,
(Weighted-average shares)	2016	2015
Basic method	172,114,012	177,734,159
Dilutive stock options and restricted stock units*	–	507,457
Diluted method	172,114,012	178,241,616

     *Due to a net loss, recognized by the Company for the 2016 period, no unvested stock awards were included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended
	March 31,
	2016	2015
Antidilutive stock options excluded from diluted shares	5,714,823	3,314,751
Weighted average price of these options	$51.07	$57.19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note I – Income Taxes

The Company’s effective income tax rate is calculated as the amount of income tax expense divided by income before income tax expense.  For the three-month periods in 2016 and 2015, the Company’s effective income tax rates were as follows:

	2016	2015
Three months ended March 31	24.7%	103.0%

The effective tax rates for most periods where earnings are generated, generally exceed the U.S. statutory tax rate of 35% due to several factors, including:  the effects of income generated in foreign tax jurisdictions, certain of which have income tax rates that are higher than the U.S. Federal rate; U.S. state tax expense; and certain expenses, including exploration and other expenses in certain foreign jurisdictions, for which no income tax benefits are available or are not presently being recorded due to a lack of reasonable certainty of adequate future revenue against which to utilize these expenses as deductions.  Conversely, the effective tax rates for most periods where losses are incurred generally are lower than U.S. statutory tax rate of 35% due to similar reasons.  The effective tax rate for the three-month period ended March 31, 2016 was below the U.S. statutory tax rate primarily due to effects of losses incurred in its Canadian operations and exploration and other expenses in certain foreign jurisdictions that have little or no realized tax benefits.  The effective tax rate for the three-month period ended March 31, 2015 was above the U.S. statutory tax rate primarily due to a deferred tax benefit associated with the sale of Malaysian assets.

The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities.  These audits often take years to complete and settle.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters.  As of March 31, 2016, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: United States – 2011; Canada – 2008; Malaysia – 2009; and United Kingdom – 2014.

Note J – Financial Instruments and Risk Management

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

Commodity Purchase Price Risks

The Company is subject to commodity price risk related to crude oil, natural gas liquids and natural gas it produces and sells.  The Company had open derivative contracts at March 31, 2016.  The impact from marking to market these commodity derivative contracts decreased the loss before income taxes by $56.8 million for the three-month period ended March 31, 2016.  There were no open derivative contracts at March 31, 2015.

Open West Texas Intermediate (WTI) contracts were as follows:

	Volumes
At March 31, 2016	(barrels per day)	Swap Prices
April – December 2016	20,000	$52.01	per barrel

Subsequent to March  31, 2016, the Company entered into an additional 5,000 barrels per day in WTI futures contracts for the second half of 2016 at an average price of $45.30 per barrel.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note J – Financial Instruments and Risk Management (Contd.)

Foreign Currency Exchange Risks

The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S.  At March 31, 2016 and 2015 short-term derivative instrument were outstanding in Canada for approximately $11.3 million and $15.5 million, respectively, to manage the currency risks of certain U.S. dollar accounts receivable associated with sale of Canadian crude oil.   The worksheet impact from marking to market these foreign currency derivative contracts improved loss before income taxes by $0.3 million and $38 thousand for the three-month periods ended March 31, 2016 and 2015, respectively.

At March 31, 2016 and December 31, 2015, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	March 31, 2016		December 31, 2015
(Thousands of dollars)	Asset (Liability) Derivatives		Asset (Liability) Derivatives
Type of Derivative Contract	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity	Accounts receivable	$65,518	Accounts receivable	$89,358
Foreign exchange	Accounts receivable	276	Accounts payable	29

For the three-month period ended March 31, 2016 and 2015, the gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)
		Three Months Ended
(Thousands of dollars)		March 31,
Type of Derivative Contract	Statement of Operations Location	2016	2015
Commodity	Sales and other operating revenues	$13,189	–
Foreign exchange	Interest and other income	305	63
		$13,494	63

Interest Rate Risks

In 2011 the Company entered into a series of derivative contracts known as forward starting interest rate swaps to manage interest rate risk associated with $350 million of 10-year notes that were sold in May 2012.  These interest rate swaps matured in May 2012.  Under hedge accounting rules, the Company deferred the net cost associated with these contracts to match the payment of interest on these notes through 2022.  During each of the three-month periods ended March 31, 2016 and 2015, $0.7 million of the deferred loss on the interest rate swaps was charged to Interest expense in the Consolidated Statement of Operations.  The remaining loss deferred on these matured contracts at March 31, 2016 was $18.1 million, which is recorded, net of income taxes of $6.3 million, in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheet.  The Company expects to charge approximately $2.1 million of this deferred loss to Interest expense in the Consolidated Statement of Operations during the remaining nine months of 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note J – Financial Instruments and Risk Management (Contd.)

The carrying value of assets and liabilities recorded at fair value on a recurring basis at March  31, 2016 and December 31, 2015 are presented in the following table.

	March 31, 2016				December 31, 2015
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency exchange derivative contracts	$–	276	–	276	–	–	–	–
Commodity derivative contracts	–	65,518	–	65,518	–	89,358	–	89,358
	$–	65,794	–	65,794	–	89,358	–	89,358

Liabilities:
Nonqualified employee savings plans	$12,628	–	–	12,628	12,971	–	–	12,971
Foreign currency exchange derivative contracts	–	–	–	–	–	29	–	29
	$12,628	–	–	12,628	12,971	29	–	13,000

The fair value of WTI crude oil derivative contracts was determined based on active market quotes for WTI crude oil at the balance sheet date.    The fair value of foreign exchange derivative contracts in each year was based on market quotes for similar contracts at the balance sheet dates.  The income effect of changes in the fair value of crude oil derivative contracts is recorded in Sales and Other Operating Revenues in the Consolidated Statements of Operations while the effects of changes in fair value of foreign exchange derivative contracts is recorded in Interest and Other Income.  The nonqualified employee savings plan is an unfunded savings plan through which participants seek a return via phantom investments in equity securities and/or mutual funds.  The fair value of this liability was based on quoted prices for these equity securities and mutual funds.  The income effect of changes in the fair value of the nonqualified employee savings plan is recorded in Selling and General Expenses in the Consolidated Statements of Operations.  The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists.  There were no offsetting positions recorded at March 31, 2016 and December 31, 2015.

Fair Values – Nonrecurring

As a result of significantly lower commodity prices during the first quarter of 2016, the Company recognized approximately $95.1 million in pretax noncash impairment charges related to producing properties.  The fair value information associated with these impaired properties is presented in the following table.

March 31, 2016
Total
				Net Book	Pretax
				Value	(Noncash)
	Fair Value			Prior to	Impairment
	Level 1	Level 2	Level 3	Impairment	Loss
(Thousands of dollars)
Assets:
Impaired proved properties
Canada	$–	–	71,967	167,055	95,088

The fair values were determined by internal discounted cash flow models using estimates of future production, prices from futures exchanges, costs and a discount rate believed to be consistent with those used by principal market participants in the applicable region.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note K – Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets at December 31, 2015 and March 31, 2016 and the changes during the three-month period ended March 31, 2016 are presented net of taxes in the following table.

				Deferred
				Loss on
	Foreign	Retirement and		Interest
	Currency	Postretirement		Rate
	Translation	Benefit Plan		Derivative
(Thousands of dollars)	Gains (Losses)[1]	Adjustments[1]		Hedges[1]		Total[1]
Balance at December 31, 2015	$(513,004)	(179,260)		(12,278)		(704,542)
Components of other comprehensive income:
Before reclassifications to income	148,669	3		–		148,672
Reclassifications to income	–	2,513	[2]	482	[3]	2,995
Net other comprehensive income	148,669	2,516		482		151,667
Balance at March 31, 2016	$(364,335)	(176,744)		(11,796)		(552,875)

1All amounts are presented net of income taxes.

2Reclassifications before taxes of $3,867 for the three-month period ended March 31, 2016 are included in the computation of net periodic benefit expense.  See Note G for additional information.  Related income taxes of $1,354 for the three-month period ended March 31, 2016 are included in Income tax expense.

3Reclassifications before taxes of $741 for the three-month period ended March 31, 2016 are included in Interest expense.  Related income taxes of $259 for the three month period ended March 31, 2016 are included in Income tax expense.

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

During 2015, the Company’s subsidiary in Canada identified a leak or leaks at an infield condensate transfer pipeline at the Seal field in a remote area of Alberta.  The pipeline was immediately shut down and the Company’s emergency response plan was activated.  In cooperation with local governmental regulators, and with the assistance of qualified consultants, an investigation and remediation plan is progressing as planned and the Company’s insurers have been notified.  The Company has not yet established a complete estimate of the costs to remediate the site.  Based on the assessments done to date, the Company recorded $43.9 million in other expense during 2015 associated with the estimated costs of remediating the site.  The Company has spent $31.7 million to date associated with this event.  Further refinements in the estimated total cost to remediate the site are anticipated in future periods, including possible fines from regulators and insurance recoveries.  It is possible that the ultimate net remediation costs to the Company associated with the condensate leak or leaks will exceed the amount of expense recorded through March 31, 2016.

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

Note M – Commitments

The Company has entered into forward sales contracts to mitigate the price risk for a portion of its 2016 natural gas sales volumes in Western Canada.  The natural gas sales contracts call for deliveries in 2016 of approximately 59 million cubic feet per day at Cdn $3.19 per MCF.  These natural gas contracts have been accounted for as normal sales for accounting purposes.

Note N – Business Segments

		Three Months Ended		Three Months Ended
	Total Assets	March 31, 2016		March 31, 2015
	at March 31,	External	Income	External	Income
(Millions of dollars)	2016	Revenues	(Loss)	Revenues	(Loss)
Exploration and production*
United States	$5,587.1	174.7	(65.6)	280.1	(93.9)
Canada	2,537.1	106.1	(87.3)	152.3	(38.5)
Malaysia	2,436.0	148.2	22.3	445.7	223.1
Other	143.6	0.1	(26.2)	–	(72.0)
Total exploration and production	10,703.8	429.1	(156.8)	878.1	18.7
Corporate	719.7	1.2	(42.7)	43.6	(15.2)
Assets/revenue/income (loss) from continuing operations	11,423.5	430.3	(199.5)	921.7	3.5
Discontinued operations, net of tax	37.2	–	0.7	–	(17.9)
Total	$11,460.7	430.3	(198.8)	921.7	(14.4)

*Additional details about results of oil and gas operations are presented in the table on page 24.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note O – New Accounting Principles and Recent Accounting Pronouncements

Leases

In February 2016, The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to increase transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The main difference between previous generally accepted accounting principles (GAAP) and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  The new standard is effective for financial statements issued for annual periods beginning after December 15, 2018 and interim periods within those annual periods.  Early adoption is permitted for all entities.  The Company anticipates adopting this guidance in 2019 and is currently evaluating the standard and its impact on its consolidated financial statements and footnote disclosures.

Compensation-Stock Compensation

In March 2016, the FASB issued an ASU intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification within the statement of cash flows.  The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim period or annual period.  The Company will adopt this guidance in 2017 and is currently evaluating the impact on its consolidated financial statements and footnote disclosures.

Note P – Subsequent Events

In April 2016, a Canadian subsidiary of the Company signed a purchase and sale agreement for the sale of its interest in Syncrude Canada Ltd.  (“Syncrude”) asset to Suncor Energy Inc. (“Suncor”), for approximately C$937 million, subject to closing adjustments.  The company will divest its five percent, non-operated working interest in Syncrude subject to regulatory approval and normal closing conditions, and the sale is anticipated to close in mid-year 2016.

In April 2016, a Canadian subsidiary of the Company completed its transaction to divest natural gas processing and sales pipeline assets that support Murphy’s Montney natural gas fields in the Tupper area of northeastern British Columbia.  Total cash consideration received by Murphy upon closing of the transaction was C$538 million.  The net book value of assets being divested totaling approximately $226.7 million has been classified as current assets held for sale as of March 31, 2016.  The resulting gain on sale will be deferred and recognized over the next 20 years as a reduction of lease operating expense in Canadian “conventional” operating segment consistent with the expected continuing involvement of the subsidiary.

In a separate transaction, the same Canadian subsidiary signed a definitive agreement to acquire a 70 percent operated working interest (WI) of Athabasca Oil Corporation’s (Athabasca) production, acreage, infrastructure and facilities in the Kaybob Duvernay lands, and a 30 percent non-operated WI of Athabasca’s production, acreage, infrastructure and facilities in the liquids rich Montney lands in Alberta.  Under the terms of the joint venture the total consideration amounts to C$475 million, of which Murphy will pay approximately C$250 million in cash at closing, subject to normal closing adjustments, and the remaining C$225 million in the form of a carried interest for a period of up to five years.  The transaction is expected to close in the second quarter of 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overall Review

During the first quarter 2016, worldwide benchmark oil and natural gas prices continued to be significantly below average comparable benchmark prices during the first quarter 2015.  These lower oil and natural gas prices have led the Company to incur losses from operations in 2016.  Although the Company continues to aggressively attack its overall cost structure, a continuation of very low commodity prices would continue to lead to adverse effects on the Company’s income and cash flow.

Results of Operations

Murphy’s income by type of business is presented below.

	Income (Loss)
	Three Months Ended
	March 31,
(Millions of dollars)	2016	2015
Exploration and production	$(156.8)	18.7
Corporate and other	(42.7)	(15.2)
Income (loss) from continuing operations	(199.5)	3.5
Discontinued operations	0.7	(17.9)
Net loss	$(198.8)	(14.4)

Murphy’s net loss in the first quarter of 2016 was $198.8 million ($1.16 per diluted share) compared to net loss of $14.4 million ($0.08 per diluted share) in the first quarter of 2015.  Income (loss) from continuing operations decreased from a profit of $3.5 million ($0.02 per diluted share) in the 2015 quarter to a loss of $199.5 million ($1.16 per diluted share) in 2016.  In the 2016 first quarter, the Company’s exploration and production continuing operations incurred a loss of $156.8 million compared to earnings of $18.7 million in the 2015 quarter.  The net loss in the 2016 quarter was unfavorably impacted by lower revenues due to significantly lower realized oil and natural gas sales prices and lower volume sold, and impairment charges, offset in part by lower lease operating expenses, lower depreciation expense and lower exploration costs.  The corporate function had after-tax costs of $42.7 million in the 2016 first quarter compared to after-tax costs of $15.2 million in the 2015 period with the unfavorable variance in the current period mostly due to lower benefits from foreign exchange effects offset in part by lower administrative costs.  The 2016 first quarter included income from discontinued operations of $0.7 million ($0.00 per diluted share) compared to a loss of $17.9 million ($0.10 per diluted share) in the 2015 period.  Discontinued operations in the prior period primarily consisted of costs relating to winding down of refining and marketing operations in the U.K., the final components of which were sold at the end of the second quarter 2015.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production

Results of exploration and production continuing operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended
	March 31,
(Millions of dollars)	2016	2015
Exploration and production
United States	$(65.6)	(93.9)
Canada	(87.3)	(38.5)
Malaysia	22.3	223.1
Other International	(26.2)	(72.0)
Total	$(156.8)	18.7

First quarter 2016 vs. 2015

United States exploration and production operations reported a loss of $65.6 million in the first quarter of 2016 compared to a loss of $93.9 million in the 2015 quarter.  Results improved $28.3 million in the 2016 quarter compared to the 2015 period as lower supply costs and lower exploration expenses more than offset declines in revenues.  Revenue in the U.S. fell $105.4 million in the period due to both lower oil and natural gas realized sales prices and lower volumes sold.  Lease operating expenses decreased by $46.3 million due to lower costs in Eagle Ford Shale and offshore Gulf of Mexico compared to same quarter in 2015 with most of the reduction due to the Company aggressively attacking its cost structure.  Severance and ad valorem taxes in the 2016 quarter were $7.9 million lower than the 2015 period primarily due to weaker average commodity prices and lower volume sold.  Depreciation expense decreased $36.0 million in 2016 compared to 2015 due to both lower unit rates in the 2016 period and lower volume sold.  Exploration expenses were down $56.3 million in the first quarter of 2016 primarily related to lower dry hole costs of $46.4 million compared to the 2015 quarter.

Operations in Canada had a  loss of $87.3 million in the first quarter 2016 compared to a  loss of $38.5 million in the 2015 quarter.  Canadian results of operations worsened by $48.8 million in the 2016 quarter and included losses for both conventional oil and natural gas operations and synthetic oil operations.  Results for conventional operations were $48.8 million lower in 2016 due to impairment expense, lower average realized sales prices for crude oil and natural gas and lower oil volume sold.  These were partially offset by higher natural gas volumes produced, lower supply costs and no repeat of prior year charges for an environmental provision at the Seal heavy oil area.    Natural gas sales volumes increased in 2016 due to higher production in the Tupper area of Western Canada as a result of no repeat of 2015 pipeline restriction by a third party and lower royalty.  Lease operating expenses associated with conventional operations were $8.0 million lower in the 2016 quarter due to both lower costs and a weaker Canadian dollar exchange rate.  Impairment expense was $95.1 million in 2016 due to a write down of heavy oil properties at Seal in Western Canada and the Terra Nova field offshore East Coast Canada.  Both impairments were the result of weakening in oil sales prices at March 31, 2016 compared to the end of 2015.  Synthetic operations results for 2016 were virtually the same as in the first quarter of 2015. Lower oil sales prices were offset by higher volume sold due to improved uptime at the processing facility and lower lease operating expense.  Lease operating expenses associated with synthetic operations were $5.8 million lower in the 2016 quarter due to lower maintenance costs, lower fuel costs and a weaker Canadian dollar exchange rate.

Malaysia operations reported earnings of $22.3 million in the 2016 quarter compared to earnings of $223.1 million during the same period in 2015.  Results were down $200.8 million in 2016 in Malaysia due to a $199.5 million after-tax gain on sale of a 10% interest in Malaysian assets in the 2015 period.  Lower commodity prices received and lower volumes sold in the 2016 period were virtually offset by lower lease operating expenses and lower depreciation expense. Crude oil and natural gas sales volumes in Malaysia were lower in the 2016 quarter, primarily due to natural field decline.  Lease operating expenses decreased in the 2016 period by $13.2 million due to lower costs and lower volume sold compared to 2015.  Depreciation expense was $144.5 million lower in 2016 compared to the 2015 quarter primarily due to lower unit rates following 2015 impairment charges at certain producing properties and lower oil and natural gas volumes sold.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

First quarter 2016 vs. 2015 (Contd.)

Other international operations reported a loss of $26.2 million in the first quarter of 2016 compared to a loss of $72.0 million in the 2015 quarter.  The $45.8 million improvement in the 2016 period was primarily related to lower exploration expenses.  Dry hole costs decreased by $31.9 million in the current period and geological and geophysical costs were $10.8 million less than the 2015 period.

Total hydrocarbon production averaged 196,568 barrels of oil equivalent per day in the 2016 first quarter, which represented a 11.3% decrease from the 221,554 barrels of oil equivalents per day produced in the 2015 quarter.  Average crude oil and condensate production was 123,475 barrels per day in the first quarter of 2016 compared to 140,400 barrels per day in the first quarter of 2015.  Crude oil production decreased approximately 7,500 barrels in the Eagle Ford Shale area of South Texas in 2016 due to well decline associated with significantly less drilling in the last half of 2015 and early 2016 in response to lower prices.  Crude oil production in the Gulf of Mexico was higher in the 2016 quarter due to added production from the Medusa field’s subsea expansion project completed in June 2015.  Heavy oil production from the Seal area in Western Canada was lower in 2016 primarily due to volumes shut-in associated with uneconomic wells and natural decline.  Oil production offshore Eastern Canada was lower during 2016 primarily due to lower uptime at the Terra Nova field.  Lower oil production in 2016 in Malaysia was primarily attributable to less net oil volumes produced due to the sale of 10% of the Company’s total interest in early 2015 coupled with natural decline.  On a worldwide basis, the Company's crude oil and condensate prices averaged $34.19 per barrel in the first quarter 2016 compared to $47.12 per barrel in the 2015 period, a decline of 27% quarter to quarter.  Total production of natural gas liquids (NGL) was 9,235 barrels per day in the 2016 first quarter compared to 10,412 barrels per day in the same 2015 period.  The decrease in NGL production was primarily associated with lower natural gas volumes sold in the U.S.  The average sales price for U.S. NGL was $8.36 per barrel in the 2016 quarter compared to $12.89 per barrel in 2015.  Natural gas sales volumes averaged 383 million cubic feet per day in the first quarter 2016 compared to 424 million cubic feet per day in 2015.  Natural gas sales volumes decreased in North America for 2016 due primarily to lower volumes produced offshore Gulf of Mexico but was partially offset by higher volumes in the Tupper area of Western Canada.  Natural gas production volumes in Malaysia decreased in the 2016 period due the sale of 10% of the Company’s total interests in early 2015 and natural decline.  North American natural gas sales prices averaged $1.57 per thousand cubic feet (MCF) in the 2016 quarter, 36% below the $2.46 per MCF average in the same quarter of 2015.  The average realized price for natural gas produced in the 2016 quarter at fields offshore Sarawak was $3.67 per MCF, compared to a price of $4.50 per MCF in the 2015 quarter.

Additional details about results of oil and gas operations are presented in the tables on page 24.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

Selected operating statistics for the three-month periods ended March 31, 2016 and 2015 follow.

	Three Months Ended
	March 31,
	2016	2015
Net crude oil and condensate produced – barrels per day	123,475	140,400
United States – Eagle Ford Shale	42,538	50,035
– Gulf of Mexico and other	14,098	12,779
Canada – light	131	130
– heavy	3,319	6,208
– offshore	8,821	9,379
– synthetic	15,559	13,684
Malaysia[1] – Sarawak	13,035	17,754
– Block K	25,974	30,431

Net crude oil and condensate sold – barrels per day	119,195	149,428
United States – Eagle Ford Shale	42,537	50,035
– Gulf of Mexico and other	14,098	12,779
Canada – light	131	130
– heavy	3,319	6,208
– offshore	9,382	9,236
– synthetic	15,559	13,684
Malaysia[1] – Sarawak	13,759	21,209
– Block K	20,410	36,147

Net natural gas liquids produced – barrels per day	9,235	10,412
United States – Eagle Ford Shale	7,225	7,454
– Gulf of Mexico and other	1,227	2,158
Canada	12	22
Malaysia[1] – Sarawak	771	778

Net natural gas liquids sold – barrels per day	9,762	9,979
United States – Eagle Ford Shale	7,225	7,454
– Gulf of Mexico	1,227	2,158
Canada	12	22
Malaysia[1] – Sarawak	1,298	345

Net natural gas sold – thousands of cubic feet per day	383,150	424,453
United States – Eagle Ford Shale	38,294	40,284
– Gulf of Mexico and other	23,409	57,050
Canada	209,823	191,083
Malaysia[1] – Sarawak	98,255	112,053
– Block K	13,369	23,983

Total net hydrocarbons produced – equivalent barrels per day[2]	196,568	221,554
Total net hydrocarbons sold – equivalent barrels per day[2]	192,815	230,149

1 The Company sold a 10% interest in Malaysia properties on January 29, 2015.  Production in this table includes production for these sold interests through the date of disposition.

2 Natural gas converted on an energy equivalent basis of 6:1.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

	Three Months Ended
	March 31,
	2016	2015
Weighted average sales prices
Crude oil and condensate – dollars per barrel
United States – Eagle Ford Shale	$34.81	43.75
– Gulf of Mexico	35.18	46.17
Canada – heavy	6.89	19.57
– offshore	30.70	52.62
– synthetic	33.81	44.80
Malaysia – Sarawak[2]	37.89	49.31
– Block K2	36.03	55.08

Natural gas liquids – dollars per barrel
United States – Eagle Ford Shale	$8.20	12.28
– Gulf of Mexico	9.31	14.67
Canada[1]	28.63	22.45
Malaysia – Sarawak[2]	41.21	67.11

Natural gas – dollars per thousand cubic feet
United States – Eagle Ford Shale	$1.47	2.55
– Gulf of Mexico	1.74	2.58
Canada[1]	1.55	2.41
Malaysia – Sarawak[2]	3.67	4.50
– Block K	0.24	0.24

1  U.S. dollar equivalent.

2  Prices are net of payments under terms of the respective production sharing contracts.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

OIL AND GAS OPERATING RESULTS – THREE MONTHS ENDED MARCH 31, 2016 AND 2015

		Canada
	United	Conven-
(Millions of dollars)	States	tional	Synthetic	Malaysia	Other	Total
Three Months Ended March 31, 2016
Oil and gas sales and other operating revenues	$174.7	57.6	48.5	148.2	0.1	429.1
Lease operating expenses	55.5	17.6	38.1	47.9	–	159.1
Severance and ad valorem taxes	10.4	1.1	1.1	–	–	12.6
Depreciation, depletion and amortization	168.8	45.0	13.4	54.1	1.4	282.7
Accretion of asset retirement obligations	4.2	2.6	1.2	4.1	–	12.1
Impairment of assets	–	95.1	–	–	–	95.1
Exploration expenses
Dry holes	0.3	–	–	(0.4)	–	(0.1)
Geological and geophysical	0.3	2.9	–	0.3	4.3	7.8
Other	1.1	0.3	–	–	7.3	8.7
	1.7	3.2	–	(0.1)	11.6	16.4
Undeveloped lease amortization	8.9	1.3	–	–	0.3	10.5
Total exploration expenses	10.6	4.5	–	(0.1)	11.9	26.9
Selling and general expenses	22.5	7.6	0.2	3.4	10.1	43.8
Other expenses (benefits)	0.2	(1.5)	–	–	1.0	(0.3)
Results of operations before taxes	(97.5)	(114.4)	(5.5)	38.8	(24.3)	(202.9)
Income tax provisions (benefits)	(31.9)	(31.0)	(1.6)	16.5	1.9	(46.1)
Results of operations (excluding corporate overhead and interest)	$(65.6)	(83.4)	(3.9)	22.3	(26.2)	(156.8)

Three Months Ended March 31, 2015
Oil and gas sales and other operating revenues	$280.1	97.1	55.2	445.7	–	878.1
Lease operating expenses	101.8	25.6	43.9	61.1	–	232.4
Severance and ad valorem taxes	18.3	1.4	1.1	–	–	20.8
Depreciation, depletion and amortization	204.8	60.1	13.8	198.6	1.5	478.8
Accretion of asset retirement obligations	4.8	1.7	1.4	3.9	–	11.8
Exploration expenses
Dry holes	46.7	–	–	–	31.9	78.6
Geological and geophysical	1.7	–	–	–	15.1	16.8
Other	1.7	0.2	–	–	9.8	11.7
	50.1	0.2	–	–	56.8	107.1
Undeveloped lease amortization	16.8	4.2	–	–	0.6	21.6
Total exploration expenses	66.9	4.4	–	–	57.4	128.7
Selling and general expenses	22.4	6.8	0.2	0.7	14.7	44.8
Other expenses	5.7	44.0	–	–	–	49.7
Results of operations before taxes	(144.6)	(46.9)	(5.2)	181.4	(73.6)	(88.9)
Income tax benefits	(50.7)	(12.3)	(1.3)	(41.7)	(1.6)	(107.6)
Results of operations (excluding corporate overhead and interest)	$(93.9)	(34.6)	(3.9)	223.1	(72.0)	18.7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Corporate

Corporate activities, which include interest income and expense, foreign exchange effects, and corporate overhead not allocated to operating functions, had net cost of $42.7 million in the 2016 first quarter compared to a net cost of $15.2 million in the same 2015 quarter.  The $27.5 million increased cost in the 2016 period is primarily due to lower benefits from foreign currency exchange offset by lower administrative costs.  An after-tax gain of $1.7 million occurred in 2016 on transactions denominated in foreign currencies, while the 2015 quarter had an after-tax gain of $33.8 million.

Discontinued Operations

The Company has presented refining and marketing operations in the U.K. as discontinued operations in its consolidated financial statements.  In June 2015, the Company completed an agreement to sell the remaining U.K. downstream assets.

The after-tax results of these operations for the three-month period ended March 31, 2016 and 2015 are reflected in the following table.

	Three Months Ended
	March 31,
(Millions of dollars)	2016	2015
Income (loss) from discontinued operations - U.K. refining and marketing	$0.7	(17.9)

Financial Condition

Net cash provided by continuing operating activities was $43.3 million for the first three months of 2016 compared to $533.8 million during the same period in 2015.  The decline in cash provided by continuing operations activities in 2016 was primarily attributable to significantly lower realized sales prices for the Company’s oil and gas production and lower volume sold during the current year, offset in part by lower lease operating expenses.  Changes in noncash operating working capital from continuing operations used cash of $104.3 million during the first three months of 2016, compared to generating cash of $258.8 million in 2015.  The use of cash in 2016 included $253.2 million associated with pay-off of cancelled deepwater rig contracts that were previously charged to expense in 2015.  Proceeds from sales of property and equipment generated cash of $33 thousand in 2016 compared to $417.2 million in 2015 with the prior year amount primarily relating to proceeds received upon sale of a 10% interest in Malaysian assets.  Other significant sources of cash included $87.0 million in the 2016 period and $301.5 million in 2015 from maturity of Canadian government securities that had maturity dates greater than 90 days at acquisition.  The Company had net borrowings of $371.0 million in the three-month period of 2016 compared to a net repayment of $295.0 million in the 2015 quarter.  The net borrowings were primarily related to day rate commitments associated with deepwater rig contract exits costs and to fund capital development activities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

Financial Condition (Contd.)

The most significant use of cash in both years was for property additions and dry holes, which including amounts expensed, were $210.0 million and $823.8 million in the three-month period ended March 31, 2016 and 2015, respectively.  Total cash dividends to shareholders amounted to $60.3 million in 2016 and $62.3 million in 2015.  Also, the purchase of Canadian government securities with maturity dates greater than 90 days at acquisition used cash of $49.3 million in the 2016 period and $265.7 million in the 2015 period.

Total accrual basis capital expenditures were as follows:

	Three Months Ended
	March 31,
(Millions of dollars)	2016	2015
Capital Expenditures
Exploration and production	$136.5	603.5
Corporate	8.4	9.4
Total capital expenditures	$144.9	612.9

The reduction in capital expenditures in the exploration and production business in 2016 compared to 2015 was primarily attributable to lower development drilling in the Eagle Ford Shale area in the United States and offshore Malaysia and lower spending on exploration drilling in the Gulf of Mexico and other international operations.

A reconciliation of property additions and dry hole costs in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows

	Three Months Ended
	March 31,
(Millions of dollars)	2016	2015
Property additions and dry hole costs per cash flow statements	$210.0	823.8
Geophysical and other exploration expenses	16.5	28.5
Capital expenditure accrual changes and other	(81.6)	(239.5)
Total capital expenditures	$144.9	612.8

Working capital (total current assets less total current liabilities) at March 31, 2016 was $321.2 million, $547.4 million more than December 31, 2015, with the increase attributable to lower accounts payable for deepwater rig contract exit cost and other operating activities and an increase in current assets held for sale related to a Canadian subsidiary of the Company.

At March 31, 2016, long-term debt of $3,409.5 million had increased by $368.9 million compared to December 31, 2015.  A summary of capital employed at March 31, 2016 and December 31, 2015 follows.

.

	March 31, 2016		December 31, 2015
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$3,409.5	39.6%	$3,040.6	36.4%
Stockholders' equity	5,205.1	60.4	5,306.7	63.6
Total capital employed	$8,614.6	100.0%	$8,347.3	100.0%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

Financial Condition (Contd.)

Cash and invested cash are maintained in several operating locations outside the United States.  At March 31, 2016, cash, cash equivalents and cash temporarily invested in Canadian government securities held outside the U.S. included U.S. dollar equivalents of approximately $243.7 million in Canada and $288.6 million in Malaysia.  In addition $5.6 million of cash was held in the United Kingdom, but was reflected in current Assets Held for Sale on the Company’s Consolidated Balance Sheet at March 31, 2016.  In certain cases, the Company could incur taxes or other costs should these cash balances be repatriated to the U.S. in future periods.  This could occur due to withholding taxes and/or potential additional U.S. tax burden when less than the U.S. Federal tax rate of 35% has been paid for cash taxes in foreign locations.  A lower cash tax rate is often paid in foreign countries in the early years of operations when accelerated tax deductions are permitted to spur oil and gas investments; cash tax rates are generally higher in later years after accelerated tax deductions in early years are exhausted.  Canada collects a 5% withholding tax on any cash repatriated to the United States through a dividend to the U.S. parent.

Accounting and Other Matters

Leases

In February 2016, The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to increase transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The main difference between previous generally accepted accounting principles (GAAP) and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  The new standard is effective for financial statements issued for annual periods beginning after December 15, 2018 and interim periods within those annual periods.  Early adoption is permitted for all entities.  The Company anticipates adopting this guidance in 2019 and is currently evaluating the standard and its impact on its consolidated financial statements and footnote disclosures.

Compensation-Stock Compensation

In March 2016, the FASB issued an ASU intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification within the statement of cash flows.  The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim period or annual period.  The Company will adopt this guidance in 2017 and is currently evaluating the impact on its consolidated financial statements and footnote disclosures.

Outlook

Average worldwide crude oil prices in April 2016 have improved over the average prices during the first quarter of 2016 when, at one point, the West Texas Intermediate market reached 14 year lows.  Global crude oil balances are beginning to tighten as non-OPEC production slides, but massive inventory levels will be slow to clear.  North American natural gas prices weakened in the 2016 first quarter as seasonal demand slumped due to an abnormally mild winter heating season coupled with year on year production growth.    The Company expects its total oil and natural gas production to average 177,000 to 180,000 barrels of oil equivalent per day in the second quarter 2016.  The Company currently anticipates total capital expenditures for the full year 2016 to be approximately $580 million.

The Company will primarily fund its capital program in 2016 using operating cash flow, but supplements funding where necessary using borrowings under available credit facilities.  The Company’s 2016 budget calls for borrowings of long-term debt during the year to fund a portion of the capital program.  If oil and/or natural gas prices weaken,  actual cash flow generated from operations could be reduced such that higher than anticipated borrowings might be required during the year to maintain funding of the Company’s ongoing development projects.  The Company’s revolving credit facility matures in June 2017, and the Company currently expects to execute a new agreement prior to expiry of the existing facility.  A new credit facility may include different terms compared to the existing facility.

The significant reduction in the sales prices of crude oil has caused the Company to reduce capital expenditures, including development drilling and completion operations in North America.  The Company currently projects that its capital spending program in 2016 will be well below 2015 levels.  The reduced level of capital expenditures, if it continues, could lead to lower production levels in future periods.  A continuation of low oil and/or gas prices or further deterioration therein, could lead to negative future effects on the Company, which could include reductions in proved reserves, additional impairment charges, the necessity for further cost containment measures, higher debt levels, and a reconsideration of the level of dividends on its Common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

Outlook (Contd.)

As of May 2,  2016 the Company has entered into derivative or forward fixed-price delivery contracts to manage risk associated with certain future oil and natural gas sales prices as follows:

	Contract or		Average
Commodities	Location	Dates	Volumes per Day	Average Prices
U.S. Oil	West Texas Intermediate	Apr. – Dec. 2016	20,000 bbls/d	$52.01 per bbl.
U.S. Oil	West Texas Intermediate	July – Dec. 2016	5,000 bbls/d	$45.30 per bbl.

Canadian Natural Gas	TCPL–NOVA System	Apr. – Dec. 2016	59 mmcf/d	C$3.19 per mcf

Forward-Looking Statements

This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements, which express management’s current views concerning future events or results, are subject to inherent risks and uncertainties.  Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include, but are not limited to, the volatility and level of crude oil and natural gas prices, the level and success rate of Murphy’s exploration programs, the Company’s ability to maintain production rates and replace reserves, customer demand for Murphy’s products, adverse foreign exchange movements, political and regulatory instability, adverse developments in the U.S. or global capital markets, credit markets or economies generally and uncontrollable natural hazards.  For further discussion of risk factors, see Murphy’s 2015 Annual Report on Form 10-K on file with the U.S. Securities and Exchange Commission and page 29 of this Form 10-Q report.  Murphy undertakes no duty to publicly update or revise any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with interest rates, prices of crude oil, natural gas and petroleum products, and foreign currency exchange rates.  As described in Note J to this Form 10-Q report, Murphy makes use of derivative financial and commodity instruments to manage risks associated with existing or anticipated transactions.

There were commodity transactions in place at March 31, 2016 covering certain future U.S. crude oil sales volumes in 2016.  A 10% increase in the respective benchmark price of these commodities would have decreased the recorded net asset associated with these derivative contracts by approximately $22.9 million, while a 10% decrease would have increased the recorded net asset by a similar amount.

There were derivative foreign exchange contracts in place at March 31, 2016 to hedge the value of the U.S. dollar against the Canadian dollar for certain U.S. dollar receivables to be collected in April 2016.  A 10% strengthening of the U.S. dollar against the Canadian dollar would have decreased the recorded net asset associated with these contracts by approximately $1.1 million, while a 10% weakening of the U.S. dollar would have increased the recorded net asset by approximately $1.2 million.  Changes in the fair value of these derivative contracts generally offset the financial statement impact of an equivalent volume of foreign currency exposures associated with other assets and/or liabilities.

.

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

During the quarter ended March 31, 2016, the Company continued to implement a new global Enterprise Resource Planning (ERP) system, which will handle the business and financial processes within the company’s operations and its corporate and administrative functions. The Company has modified its existing internal controls related to the ERP system implementation.  While the Company believes that this new system and the related changes to internal controls will ultimately strengthen its internal controls over financial reporting, there are inherent risks in implementing a new ERP system and the Company will continue to evaluate and test control changes in order to provide certification as of its fiscal year ending December 31, 2016 on the effectiveness, in all material respects, of its internal controls over financial reporting.

During the quarter ended March 31, 2016, there were no other changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

.

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

ITEM 1A. RISK FACTORS

The Company’s operations in the oil and gas business naturally lead to various risks and uncertainties.  These risk factors are discussed in Item 1A Risk Factors in its 2015 Form 10-K filed on February 26, 2016.  The Company has not identified any additional risk factors not previously disclosed in its 2015 Form 10-K report.

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

May 5, 2016

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