Form 10-K/A
period 2018-12-31
MURPHY OIL CORP /DE
filed 2019-02-28
CIK 717423

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

EXPLANATORY NOTE

Except as described below, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Original Filing), filed with the U.S. Securities and Exchange Commission on February 27, 2019 (Original Filing Date). The sole purpose of this Amendment No. 1 is to furnish the Interactive Data File exhibits required by Rule 405 of Regulation S-T, which were excluded from our Original Filing because of a technical error. Exhibit 101 consists of the following materials from our Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCG	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation LinkBase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

As set forth in Item 15 of Part IV, the XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY OIL CORPORATION
(Registrant)

By	/s/ CHRISTOPHER D. HULSE
Christopher D. Hulse,
Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)

February 27, 2019

(Date)