Form 10-Q
period 2019-03-31
MURPHY OIL CORP /DE
filed 2019-05-02
CIK 717423

C

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Number of shares of Common Stock, $1.00 par value, outstanding at April 30, 2019 was 173,626,998.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED BALANCE SHEETS (unaudited)

(Thousands of dollars)

	March 31,	December 31,
	2019	2018 [1]
ASSETS
Current assets	$
Cash and cash equivalents	286,281	359,923
Accounts receivable, less allowance for doubtful accounts of $1,605 in 2019 and 2018	349,768	231,686
Inventories	77,278	80,024
Prepaid expenses	45,349	34,316
Assets held for sale	1,879,568	173,865
Total current assets	2,638,244	879,814
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $8,359,120 in 2019 and $8,070,487 in 2018	8,559,143	8,432,133
Operating lease assets	618,123	–
Deferred income taxes	124,679	146,197
Deferred charges and other assets	42,928	49,435
Non-current assets held for sale	–	1,545,008
Total assets	$11,983,117	11,052,587
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$679	668
Accounts payable	475,559	348,026
Income taxes payable	15,450	15,309
Other taxes payable	14,283	17,649
Operating lease liabilities	155,534	–
Other accrued liabilities	157,031	177,948
Liabilities associated with assets held for sale	819,694	286,458
Total current liabilities	1,638,230	846,058
Long-term debt, including capital lease obligation	3,110,098	3,109,318
Asset retirement obligations	783,495	752,519
Deferred credits and other liabilities	471,099	624,436
Non-current operating lease liabilities	468,427	–
Deferred income taxes	185,091	129,894
Non-current liabilities associated with assets held for sale	–	392,720
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	–	–
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,083,364 shares in 2019 and 195,076,924 shares in 2018	195,083	195,077
Capital in excess of par value	924,904	979,642
Retained earnings	5,627,081	5,513,529
Accumulated other comprehensive loss	(580,999)	(609,787)
Treasury stock	(1,217,293)	(1,249,162)
Murphy Shareholders' Equity	4,948,776	4,829,299
Noncontrolling interest	377,901	368,343
Total equity	5,326,677	5,197,642
Total liabilities and stockholders’ equity	$11,983,117	11,052,587

1 Reclassified to conform to current presentation (see Note A).

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018 [1]

Revenues
Revenue from sales to customers	$590,550	396,329
Loss on crude contracts	–	(29,502)
Gain on sale of assets and other income	454	7,963
Total revenues	591,004	374,790

Costs and expenses
Lease operating expenses	131,696	88,833
Severance and ad valorem taxes	10,097	12,157
Exploration expenses, including undeveloped lease amortization	32,538	28,738
Selling and general expenses	63,360	48,096
Depreciation, depletion and amortization	229,406	182,743
Accretion of asset retirement obligations	9,340	6,372
Other expense (benefit)	30,005	(11,045)
Total costs and expenses	506,442	355,894
Operating income from continuing operations	84,562	18,896

Other income (loss)
Interest and other income (loss)	(4,748)	4,587
Interest expense, net	(46,069)	(44,541)
Total other loss	(50,817)	(39,954)

Income (loss) from continuing operations before income taxes	33,745	(21,058)
Income tax expense (benefit)	10,822	(111,639)
Income from continuing operations	22,923	90,581
Income from discontinued operations, net of income taxes	49,846	77,672
Net income including noncontrolling interest	72,769	168,253
Less: Net income attributable to noncontrolling interest	32,587	–

NET INCOME ATTRIBUTABLE TO MURPHY	$40,182	168,253

INCOME (LOSS) PER COMMON SHARE – BASIC
Continuing operations	$(0.06)	0.52
Discontinued operations	0.29	0.45
Net Income	$0.23	0.97

INCOME (LOSS) PER COMMON SHARE – DILUTED
Continuing operations	$(0.06)	0.52
Discontinued operations	0.29	0.44
Net Income	$0.23	0.96

Cash dividends per Common share	0.25	0.25

Average Common shares outstanding (thousands)
Basic	173,341	172,805
Diluted	174,491	174,620

1 Reclassified to conform to current presentation (see Note A).

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Thousands of dollars)

	Three Months Ended
	March 31,
	2019	2018

Net income	$40,182	168,253
Other comprehensive income (loss), net of tax
Net (loss) gain from foreign currency translation	25,449	(52,275)
Retirement and postretirement benefit plans	2,754	3,170
Deferred loss on interest rate hedges reclassified to interest expense	585	585
Reclassification of certain tax effects to retained earnings	–	(30,237)
Other	–	(3,737)
Other comprehensive income (loss)	28,788	(82,494)
COMPREHENSIVE INCOME	$68,970	85,759

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Thousands of dollars)

	Three Months Ended
	March 31,
	2019	2018 [1]
Operating Activities
Net income including noncontrolling interest	$72,769	168,253
Adjustments to reconcile net income to net cash provided by continuing operations activities:	–	–
(Income) loss from discontinued operations	(49,846)	(77,672)
Depreciation, depletion and amortization	229,406	182,743
Previously suspended exploration costs (credits)	13,251	(5)
Amortization of undeveloped leases	8,045	13,168
Accretion of asset retirement obligations	9,340	6,372
Deferred income tax charge (benefit)	15,589	(147,716)
Pretax (gain) loss from sale of assets	(12)	339
Mark to market and revaluation of contingent consideration	13,530	–
Mark to market of crude contracts	–	14,350
Long-term non-cash compensation	22,388	14,057
Net (increase) decrease in noncash operating working capital	(98,505)	(3,553)
Other operating activities, net	(18,758)	(59,449)
Net cash provided by continuing operations activities	217,197	110,887

Investing Activities
Property additions and dry hole costs	(270,338)	(247,054)
Proceeds from sales of property, plant and equipment	–	260
Net cash required by investing activities	(270,338)	(246,794)

Financing Activities
Capital lease obligation payments	(160)	–
Withholding tax on stock-based incentive awards	(6,991)	(6,642)
Distribution to noncontrolling interest	(18,437)	–
Cash dividends paid	(43,398)	(43,258)
Net cash required by financing activities	(68,986)	(49,900)

Cash Flows from Discontinued Operations
Operating activities	123,469	167,386
Investing activities	(26,438)	(26,848)
Financing activities	(2,547)	(2,405)
Net cash provided by discontinued operations	94,484	138,133
Cash transferred from discontinued operations to continuing operations	46,080	371,656
Effect of exchange rate changes on cash and cash equivalents	2,405	21,051
Net increase (decrease) in cash and cash equivalents	(73,642)	206,900
Cash and cash equivalents at beginning of period	359,923	630,433
Cash and cash equivalents at end of period	$286,281	837,333

1  Reclassified to conform to current presentation (See Note A).

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(Thousands of dollars)

	Three Months Ended
	March 31,
	2019	2018
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	$–	–
Common Stock – par $1.00, authorized 450,000,000 shares, issued 195,083,364 shares at March 31, 2019 and 195,065,341 shares at March 31, 2018
Balance at beginning of period	195,077	195,056
Exercise of stock options	6	9
Balance at end of period	195,083	195,065
Capital in Excess of Par Value
Balance at beginning of period	979,642	917,665
Exercise of stock options, including income tax benefits	(123)	(175)
Restricted stock transactions and other	(38,732)	(32,486)
Stock-based compensation	8,636	6,187
Adjustments to acquisition valuation	(24,519)	–
Balance at end of period	924,904	891,191
Retained Earnings
Balance at beginning of period	5,513,529	5,245,242
Net income (loss) for the period	40,182	168,253
Reclassification of certain tax effects from accumulated other comprehensive loss	–	30,237
Sale and leaseback gain recognized upon adoption of ASC 842, net of tax impact	116,768	–
Cash dividends	(43,398)	(43,258)
Balance at end of period	5,627,081	5,400,474

Accumulated Other Comprehensive Loss
Balance at beginning of period	(609,787)	(462,243)
Foreign currency translation (loss) gain, net of income taxes	25,449	(52,275)
Retirement and postretirement benefit plans, net of income taxes	2,754	3,170
Deferred loss on interest rate hedges reclassified to interest expense, net of income taxes	585	585
Reclassification of certain tax effects to retained earnings	–	(30,237)
Other	–	(3,737)
Balance at end of period	(580,999)	(544,737)
Treasury Stock
Balance at beginning of period	(1,249,162)	(1,275,529)
Awarded restricted stock, net of forfeitures	31,869	25,843
Balance at end of period – 21,456,366 shares of Common Stock in 2019 and 22,027,336 shares of Common Stock in 2018, at cost	(1,217,293)	(1,249,686)
Murphy Shareholders’ Equity	4,948,776	4,692,307
Noncontrolling Interest
Balance at beginning of year	368,343	–
Acquisition closing adjustments	(4,592)	–
Net income attributable to noncontrolling interest	32,587	–
Distributions to noncontrolling Interest Owners	(18,437)	–
Balance at end of year	377,901	–
Total Equity	$5,326,677	4,692,307

See Notes to Consolidated Financial Statements, page 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 2 through 6 of this Form 10-Q report.

Note A – Nature of Business and Interim Financial Statements

NATURE OF BUSINESS – Murphy Oil Corporation is an international oil and gas company that conducts its business through various operating subsidiaries.  The Company primarily produces oil and natural gas in the United States and Canada and conducts oil and natural gas exploration activities worldwide. As of the end of the first quarter 2019 Malaysia was classified as held for sale; and effective January 1, 2019 Malaysia was reported as discontinued operations as the sale represents a strategic shift that has a major effect on the Company’s operations and financial results. Prior periods have been reclassified to conform with the current presentation. See Note E for more information regarding the pending sale of this asset.

INTERIM FINANCIAL STATEMENTS – In the opinion of Murphy's management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company's financial position at March 31, 2019 and December 31, 2018, and the results of operations, cash flows and changes in stockholders’ equity for the interim periods ended March 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America (U.S.).  In preparing the financial statements of the Company in conformity with accounting principles generally accepted in the U.S., management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities.  Actual results may differ from the estimates.

Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company's 2018 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report.  Financial results for the three-months ended March 31, 2019 are not necessarily indicative of future results.

Note B – New Accounting Principles and Recent Accounting Pronouncements

Accounting Principles Adopted

Leases.  In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2016-02 (Topic 842) to increase transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The main difference between previous Generally Accepted Accounting Principles (GAAP) and this ASU is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  The company adopted the standard in the first quarter of 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019.  The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. The adoption of ASU 2016-02 resulted in the recognition of right-of-use assets of $618.1 million, current lease liabilities for operating leases of approximately $155.5 million, non-current lease liabilities of $468.4 million and a cumulative-effect adjustment to credit retained earnings of $116.8 million on its Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations. See Note P for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.

Compensation – Stock Compensation.  In June 2018, the FASB issued an ASU 2018-07 which supersedes existing guidance for equity-based payments to nonemployees and expands the scope of guidance for stock compensation to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees.  As a result, the same guidance that provides for employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements.  The Company adopted this guidance during the first quarter of 2019 and it did not have material impact on its consolidated financial statements.

Recent Accounting Pronouncements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note B – New Accounting Principles and Recent Accounting Pronouncements (Contd.)

Recent Accounting Pronouncements (Contd.)

Compensation-Retirement Benefits-Defined Benefit Plans-General.  In August 2018, the FASB issued ASU 2018-14 which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, with early adoption permitted, and is to be applied on a retrospective basis to all periods presented. The Company is currently assessing the potential impact of this ASU to its consolidated financial statements.

Note C – Revenue from Contracts with Customers

Nature of Goods and Services

The Company explores for and produces crude oil, natural gas and natural gas liquids (collectively oil and gas) in select basins around the globe. The Company’s revenue from sales of oil and gas production activities are primarily subdivided into two key geographic segments: the U.S. and Canada.  Additionally, revenue from sales to customers is generated from three primary revenue streams: crude oil and condensate, natural gas liquids, and natural gas.

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

Canada- Primarily, long-term contracts in Canada, except for certain natural gas physical forward sales fixed-price contracts, are floating commodity index priced. For the Onshore business in Canada, the recorded revenue is net of transportation and any gain or loss on spot purchases made to meet committed volumes on sales contracts for the month. For the Offshore business in Canada, contracts are based on index prices and revenue is recognized at the time of vessel load based on the volumes on the bill of lading and point of custody transfer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note C – Revenue from Contracts with Customers (Contd.)

Disaggregation of Revenue

The Company reviews performance based on two key geographical segments and between onshore and offshore sources of Revenue within these geographies.

For the three months ended March 31, 2019 and 2018, the Company recognized $590.6 million and $396.3 million, respectively, from contracts with customers for the sales of oil, natural gas liquids and natural gas.

	Three Months Ended
	March 31,
(Thousands of dollars)	2019	2018
Net crude oil and condensate revenue
United States – Onshore	$133,590	182,650
– Offshore	316,023	71,528
Canada – Onshore	27,344	21,293
– Offshore	43,846	54,315
Other	2,852	–
Total crude oil and condensate revenue	523,655	329,786

Net natural gas liquids revenue
United States – Onshore	6,141	12,134
– Offshore	4,176	1,639
Canada – Onshore	3,458	3,469
Total natural gas liquids revenue	13,775	17,242

Net natural gas revenue
United States – Onshore	5,864	6,770
– Offshore	2,506	2,937
Canada – Onshore	44,750	39,594
Total natural gas revenue	53,120	49,301
Total revenue from contracts with customers	590,550	396,329

Gain (loss) on crude contracts	–	(29,502)
Other operating income	442	8,302
Gain on sale of assets	12	(339)
Total revenue	$591,004	374,790

Contract Balances and Asset Recognition

As of March 31, 2019, and December 31, 2018, receivables from contracts with customers, net of royalties and associated payables, on the balance sheet from continuing operations, were $266.5 million and $147.6 million, respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on historical collections and ability of customers to pay, the Company did not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.

The Company has not entered into any upstream oil and gas sale contracts that have financing components as at March 31, 2019.

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

As of March 31, 2019, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period of 12 months or more starting at the inception of the contract:

Current Long-Term Contracts Outstanding at March 31, 2019
Location	Commodity	End Date	Description	Approximate Volumes
U.S.	Oil	Q3 2019	Fixed quantity delivery in Eagle Ford	4,000 BOED
U.S.	Oil	Q4 2021	Fixed quantity delivery in Eagle Ford	17,000 BOED
U.S.	Oil, Gas and NGL	Q2 2026	Deliveries from dedicated acreage in Eagle Ford	As produced
Canada	Gas	Q4 2020	Contracts to sell natural gas at Alberta AECO fixed prices	59 MMCFD
Canada	Gas	Q4 2020	Contracts to sell natural gas at USD Index pricing	60 MMCFD
Canada	Gas	Q4 2024	Contracts to sell natural gas at USD Index pricing	30 MMCFD
Canada	Gas	Q4 2026	Contracts to sell natural gas at USD Index pricing	38 MMCFD

Fixed price contracts are accounted for as normal sales and purchases for accounting purposes.

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

At March 31, 2019, the Company had total capitalized exploratory well costs for continuing operations pending the determination of proved reserves of $227.1 million.  The following table reflects the net changes in capitalized exploratory well costs during the three-month periods ended March 31, 2019 and 2018.

(Thousands of dollars)	2019	2018
Beginning balance at January 1	$207,855	155,103
Additions pending the determination of proved reserves	32,416	549
Capitalized exploratory well costs charged to expense	(13,145)	–
Balance at March 31	$227,126	155,652

The capitalized well costs charged to expense during the first three months of 2019 included the CM-1X and the CT-1X wells in Vietnam Block 11-2/11. The wells were originally drilled in 2017. There were no capitalized well costs charged to expense during the first three months of 2018.

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed for each individual well and the number of projects for which exploratory well costs have been capitalized.  The projects are aged based on the last well drilled in the project.

	March 31,
	2019			2018
(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$78,016	3	2	$13,642	2	1
One to two years	–	–	–	27,757	1	1
Two to three years	27,270	1	1	49,642	2	2
Three years or more	121,840	5	1	64,611	6	–
	$227,126	9	4	$155,652	11	4

Of the $149.1 million of exploratory well costs capitalized more than one year at March 31, 2019, $57.0 million is in Brunei, $64.9 million is in Vietnam, and $27.3 million is in the U.S.  In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.

Divestments

In 2016, a Canadian subsidiary of the Company completed a divestiture of natural gas processing and sales pipeline assets that support Murphy’s Montney natural gas fields in the Tupper area of northeastern British Columbia.  Total cash consideration received upon closing was $414.1 million.  A gain on sale of approximately $187.0 million was deferred, up to December 31, 2018, and was being recognized straight line over the life of the contract in the Canadian operating segment. The remaining deferred gain of $116 million, net of tax, was included as a component of Deferred credits and other liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2018. As required by ASC 842, the previously deferred gain related to the sale and leaseback transaction have been transferred to equity upon adoption, lowering liabilities but increasing retained earnings by approximately $116 million, net of tax. The Company amortized approximately $1.9 million of the deferred gain during the first three months of 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note D – Property, Plant and Equipment (Contd.)

Acquisitions

In 2016, a Canadian subsidiary of Murphy Oil acquired a 70% operated working interest (WI) in Athabasca Oil Corporation’s (Athabasca) production, acreage, infrastructure and facilities in the Kaybob Duvernay lands, and a 30% non-operated WI in Athabasca’s production, acreage, infrastructure and facilities in the liquids rich Placid Montney lands in Alberta, the majority of which was unproved.  As part of the transaction, Murphy agreed to pay an additional $168.0 million in the form of a carried interest on the Kaybob Duvernay property.  As of March 31, 2019, $124.0 million of the carried interest had been paid.  The remaining carry is to be paid over a period through 2019.

Other

In 2006, the Kakap field in Block K was unitized with the Gumusut field in an adjacent block under a Unitization and Unit Operating Agreement (UUOA) between the operators. The Gumusut-Kakap Unit is operated by another company.  In the fourth quarter 2016, the operators completed the first redetermination process for a revision to the blocks’ tract participation interest, and the operator of the unitized field sought the approval of Petronas to effect the change in 2017.  In 2016, the Company recorded an estimated redetermination expense of $39.1 million ($24.1 million after tax) related to an expected revision in the Company’s working interest covering the period from inception through year-end 2016 at Kakap. In February 2017, the Company received Petronas’ approval to the redetermination change that reduced the Company’s working interest in oil operations to 6.67% effective April 1, 2017.  Working interest redeterminations are required at different points within the life of the unitized field.  Following a partial payment, the remaining redetermination liability of $17.3 million was included as a component of Liabilities associated with held for sale in the Company’s Consolidated Balance Sheet as of March 31, 2019.

Following a further Unitization Framework Agreement (UFA) between the governments of Brunei and Malaysia, the Company now has a 6.37% interest in the Kakap field in Block K Malaysia.  The UFA unitized the Gumusut-Kakap (GK) and Geronggong/Jagus East fields effective November 23, 2017.  In the fourth quarter 2017, the Company recorded an estimated redetermination liability of $15.0 million related to Company’s revised working interest, which was included as a component of Liabilities associated with held for sale in the Company’s Consolidated Balance Sheet as of March 31, 2019.

Note E – Discontinued Operations and Assets Held for Sale

On March 21, 2019, Murphy Oil Corporation announced that a subsidiary had signed a sale and purchase agreement to divest the fully issued share capital of its two primary Malaysian subsidiaries, Murphy Sabah Oil Co., Ltd. and Murphy Sarawak Oil Co., Ltd., to a subsidiary of PTT Exploration and Production Public Company Limited (PTTEP). PTTEP will pay Murphy $2.127 billion in an all-cash transaction, payable upon closing and subject to customary closing adjustments, plus up to a $100 million bonus payment contingent upon certain future exploratory drilling results prior to October 2020.

The transaction has an effective date of January 1, 2019, with the closing expected to occur by the end of the second quarter 2019. Closing of the transaction is subject to customary conditions precedent including, among other things, necessary regulatory approvals. Murphy will exit the country of Malaysia.

The Company has accounted for its Malaysian exploration and production operations, along with the former U.K., U.S. refining and marketing operations as discontinued operations for all periods presented.  The results of operations associated with discontinued operations for the three-month period ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
(Thousands of dollars)	2019	2018
Revenues	$195,412	210,815
Costs and expenses
Lease operating expenses	62,716	47,610
Depreciation, depletion and amortization	31,353	47,991
Other costs and expenses (benefits)	13,080	(2,451)
Total costs and expenses	88,263	117,665
Income tax expense	38,417	39,993
Income from discontinued operations	$49,846	77,672

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note E – Discontinued Operations and Assets Held for Sale (Contd.)

The following table presents the carrying value of the major categories of assets and liabilities of the Malaysian exploration and production and the U.K. refining and marketing operations reflected as held for sale on the Company’s Consolidated Balance Sheets at March 31, 2019 and December 31, 2018.

	March 31,	December 31,
(Thousands of dollars)	2019	2018
Current assets
Cash	$93,072	44,669
Accounts receivable	98,268	103,158
Inventories	8,881	7,887
Prepaid expenses and other	28,248	18,151
Property, Plant, and Equipment, net	1,316,985
Deferred income taxes and other assets	214,103
Operating lease asset	120,011
Total current assets associated with assets held for sale	1,879,568	173,865
Non-current assets
Property, Plant, and Equipment, net	–	1,325,431
Deferred income taxes and other assets	–	219,577
Operating lease asset	–	–
Total non-current assets associated with assets held for sale	$–	1,545,008
Current liabilities
Accounts payable	$209,012	203,236
Other accrued liabilities	50,524	55,273
Current maturities of long-term debt	10,067	9,915
Taxes payable	35,032	18,034
Current operating lease liabilities	45,982	–
Long-term debt	115,264
Asset retirement obligation	279,784	–
Non-current operating lease liabilities	74,029	–
Total current liabilities associated with assets held for sale	$819,694	286,458
Non-current liabilities
Long-term debt	–	117,816
Asset retirement obligation	–	274,904
Total non-current liabilities associated with assets held for sale	$–	392,720

Note F – Financing Arrangements and Debt

As of March 31, 2019, the Company has a $1.6 billion revolving credit facility (2018 facility). The 2018 facility is a senior unsecured guaranteed facility which expires in November 2023. At March 31, 2019, the Company had outstanding borrowings of $325.0 million under the 2018 facility and $25.0 million of outstanding letters of credit, which reduce the borrowing capacity of the 2018 facility. At March 31, 2019, the interest rate in effect on borrowings under the facility was 4.105%. At March 31, 2019, the Company was in compliance with all covenants related to the 2018 facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note G – Other Financial Information

Additional disclosures regarding cash flow activities are provided below.

	Three Months Ended March 31,
(Thousands of dollars)	2019	2018
Net (increase) decrease in operating working capital other than cash and cash equivalents:
(Increase) decrease in accounts receivable	$(112,673)	4,227
Decrease in inventories	3,930	15,637
(Increase) decrease in prepaid expenses	(10,763)	3,446
Increase (decrease) in accounts payable and accrued liabilities	21,131	(26,908)
Increase(decrease) in income taxes payable	(130)	45
Net (increase) decrease in noncash operating working capital	$(98,505)	(3,553)
Supplementary disclosures:
Cash income taxes paid, net of refunds	$–	(1,104)
Interest paid, net of amounts capitalized of $0 in 2019 and 2018	39,024	35,158

Non-cash investing activities:
Asset retirement costs capitalized	$486	727
(Increase) decrease in capital expenditure accrual	(63,328)	(17,592)

Note H – Employee and Retiree Benefit Plans

The Company has defined benefit pension plans that are principally noncontributory and cover most full-time employees.  All pension plans are funded except for the U.S. and Canadian nonqualified supplemental plan and the U.S. director’s plan.  All U.S. tax qualified plans meet the funding requirements of federal laws and regulations.  Contributions to foreign plans are based on local laws and tax regulations.  The Company also sponsors health care and life insurance benefit plans, which are not funded, that cover most retired U.S. employees.  The health care benefits are contributory; the life insurance benefits are noncontributory.

The table that follows provides the components of net periodic benefit expense for the three-month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2019	2018	2019	2018
Service cost	$2,062	2,255	420	494
Interest cost	7,151	6,737	945	874
Expected return on plan assets	(6,460)	(7,506)	–	–
Amortization of prior service cost (credit)	247	257	(98)	(10)
Recognized actuarial loss	3,514	5,215	–	–
Net periodic benefit expense	$6,514	6,958	1,267	1,358

The components of net periodic benefit expense other than the service cost component are included in the line item “Interest and other income (loss)” in Consolidated Statements of Operations.

During the three-month period ended March 31, 2019, the Company made contributions of $6.9 million to its defined benefit pension and postretirement benefit plans.  Remaining funding in 2019 for the Company’s defined benefit pension and postretirement plans is anticipated to be $25.6 million.

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

The 2018 Long-Term Incentive Plan (2018 Long-Term Plan) authorizes the Committee to make grants of the Company’s Common Stock to employees.  These grants may be in the form of stock options (nonqualified or incentive), stock appreciation rights (SAR), restricted stock, restricted stock units (RSU), performance units, performance shares, dividend equivalents and other stock-based incentives.  The 2018 Long-Term Plan expires in 2028.  A total of 6,750,000 shares are issuable during the life of the 2018 Long-Term Plan, with annual grants limited to 1% of Common shares outstanding; allowed shares not granted in an earlier year may be granted in future years.

The Company also has a Stock Plan for Non-Employee Directors that permits the issuance of restricted stock, restricted stock units and stock options or a combination thereof to the Company’s Non-Employee Directors.

In the first quarter of 2019, the Committee granted 957,600 performance-based RSUs and 327,900 time-based RSUs to certain employees.  The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $28.09 per unit.  The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant.  The fair value of the time-based RSUs granted was $28.16 per unit.  Additionally, in February 2019, the Committee granted 1,025,900 cash-settled RSUs (CRSU) to certain employees.  The CRSUs are to be settled in cash, net of applicable income taxes, and are accounted for as liability-type awards.  The initial fair value of the CRSUs granted in February 2019 was $28.16.  Also in February, the Committee granted 78,716 shares of time-based RSUs to the Company’s non-employee Directors under the 2018 Stock Plan for Non-Employee Directors.  These units are scheduled to vest on the third anniversary of the date of grant. The estimated fair value of these awards was $27.95 per unit on date of grant.

All stock option exercises are non-cash transactions for the Company.  The employee receives net shares, after applicable withholding taxes, upon each stock option exercise. The actual income tax benefit realized from the tax deductions related to stock option exercises of the share-based payment arrangements were immaterial for the three-month period ended March 31, 2019.

Amounts recognized in the financial statements with respect to share-based plans are shown in the following table:

	Three Months Ended
	March 31,
(Thousands of dollars)	2019	2018
Compensation charged against income before tax benefit	$15,514	7,549
Related income tax benefit recognized in income	2,342	894

Certain incentive compensation granted to the Company’s named executive officers, to the extent their total compensation exceeds $1.0 million per executive per year, is not eligible for a U.S. income tax deduction under the Tax Cuts and Jobs Act (2017 Tax Act).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note J – Earnings per Share

Net income attributable to Murphy was used as the numerator in computing both basic and diluted income per Common share for the three-month periods ended March 31, 2019 and 2018.  The following table reconciles the weighted-average shares outstanding used for these computations.

	Three Months Ended
	March 31,
(Weighted-average shares)	2019	2018
Basic method	173,341,304	172,805,065
Dilutive stock options and restricted stock units	1,150,039	1,814,459
Diluted method	174,491,343	174,619,524

The following table reflects certain options to purchase shares of common stock that were outstanding during the periods presented but were not included in the computation of diluted shares above because the incremental shares from the assumed conversion were antidilutive.

	Three Months Ended
	March 31,
	2019	2018
Antidilutive stock options excluded from diluted shares	3,140,065	3,798,792
Weighted average price of these options	$46.18	$50.77

Note K – Income Taxes

The Company’s effective income tax rate is calculated as the amount of income tax expense (benefit) divided by income from continuing operations before income taxes.  For the three-month periods ended March 31, 2019 and 2018, the Company’s effective income tax rates were as follows:

	2019	2018
Three months ended March 31	32.1%	530.2%

The effective tax rates for most periods where earnings are generated, generally exceed the U.S. statutory tax rate due to several factors, including:  the effects of income generated in foreign tax jurisdictions, certain of which have income tax rates that are higher than the U.S. Federal rate; U.S. state tax expense; and certain expenses, including exploration and other expenses in certain foreign jurisdictions, for which no income tax benefits are available or are not presently being recorded due to a lack of reasonable certainty of adequate future revenue against which to utilize these expenses as deductions.  Conversely, the effective tax rates for most periods where losses are incurred generally are lower than U.S. statutory tax rate of 21% due to similar reasons.

The effective tax rate for the three-month period ended March 31, 2019 was above the U.S. statutory tax rate of 21% primarily due to exploration expenses in certain foreign jurisdictions in which no income tax benefit is available.  These impacts were partially offset by no tax applied to the pre-tax income of the noncontrolling interest in MP GOM.

The effective tax rate for the three-month period ended March 31, 2018 was above the statutory tax rate primarily due to the impact of the IRS’s April 2, 2018 guidance allowing for the preservation of 2017 operating loss carryforwards under the 2017 Tax Act’s taxation of unrepatriated foreign earnings.  The preservation of the tax loss carryforward reduced the deferred tax expense by $156 million and resulted in a $36 million charge to taxes payable for a net $120 million tax benefit.

The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities.  These audits often take multiple years to complete and settle.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters.  As of March 31, 2019, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: United States – 2015; Canada – 2013; Malaysia – 2012; and United Kingdom – 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note L – Financial Instruments and Risk Management

Murphy uses derivative instruments to manage certain risks related to commodity prices, foreign currency exchange rates and interest rates.  The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management.  The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features.  Derivative instruments are traded with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (NYMEX).  The Company has a risk management control system to monitor commodity price risks and any derivatives obtained to manage a portion of such risks.  For accounting purposes, the Company has not designated commodity and foreign currency derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Operations.  Certain interest rate derivative contracts were accounted for as hedges and the gain or loss associated with recording the fair value of these contracts was deferred in Accumulated other comprehensive loss until the anticipated transactions occur.

Commodity Price Risks

At March 31, 2019, the Company had no WTI crude oil swap financial contracts outstanding.

At March 31, 2018, the Company had 21,000 barrels per day in WTI crude oil swap financial contracts maturing ratably during the remainder of 2018 at an average price of $54.88. Under this contract, which matured monthly, the Company paid the average monthly price in effect and received the fixed contract prices.

Foreign Currency Exchange Risks

The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. The Company had no foreign currency exchange short-term derivatives outstanding at March 31, 2019 and 2018.

At March 31, 2019 and December 31, 2018, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	March 31, 2019		December 31, 2018
(Thousands of dollars)	Asset (Liability) Derivatives		Asset (Liability) Derivatives
Type of Derivative Contract	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity	Accounts payable	$–	Accounts receivable	$3,837

For the three-month period ended March 31, 2019 and March 31, 2018 the gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)
		Three Months Ended
(Thousands of dollars)		March 31,
Type of Derivative Contract	Statement of Operations Location	2019	2018
Commodity	Gain (loss) on crude contracts	$–	(29,502)

Interest Rate Risks

Under hedge accounting rules, the Company deferred the net cost associated with derivative contracts purchased to manage interest rate risk associated with 10-year notes sold in May 2012 to match the payment of interest on these notes through 2022.  During each of the three-month periods ended March 31, 2019 and 2018, $0.7 million of the deferred loss on the interest rate swaps was charged to Interest expense in the Consolidated Statement of Operations.  The remaining loss (net of tax) deferred on these matured contracts at March 31, 2019 was $7.3 million, which is recorded, net of income taxes of $1.9 million, in Accumulated other comprehensive loss in the Consolidated Balance Sheet.  The Company expects to charge approximately $2.2 million of this deferred loss to Interest expense, net in the Consolidated Statement of Operations during the remaining nine months of 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note L – Financial Instruments and Risk Management (Contd.)

Fair Values – Recurring (Contd.)

The carrying value of assets and liabilities recorded at fair value on a recurring basis at March 31, 2019 and December 31, 2018 are presented in the following table.

	March 31, 2019				December 31, 2018
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative contracts	$–	–	–	–	–	3,837	–	3,837
	$–	–	–	–	–	3,837	–	3,837

Liabilities:
Nonqualified employee savings plans	$15,436	–	–	15,436	13,845	–	–	13,845
Contingent consideration	–	–	61,260	61,260	–	–	47,730	47,730
	$15,436	–	61,260	76,696	13,845	–	47,730	61,575

The fair value of WTI crude oil derivative contracts in 2018 were based on active market quotes for WTI crude oil.  The fair value of foreign exchange derivative contracts in each year was based on market quotes for similar contracts at the balance sheet dates.  The income effect of changes in the fair value of crude oil derivative contracts is recorded in Gain (loss) on crude contracts in the Consolidated Statements of Operations, while the effects of changes in fair value of foreign exchange derivative contracts is recorded in Interest and other income.  The nonqualified employee savings plan is an unfunded savings plan through which participants seek a return via phantom investments in equity securities and/or mutual funds.  The fair value of this liability was based on quoted prices for these equity securities and mutual funds.  The income effect of changes in the fair value of the nonqualified employee savings plan is recorded in Selling and general expenses in the Consolidated Statements of Operations.

The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists.  There were no offsetting positions recorded at March 31, 2019 and December 31, 2018.

Subsequent to the balance sheet date, the Company has entered into derivative instruments to manage certain risks related to commodity prices.

Note M – Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss on the Consolidated Balance Sheets at December 31, 2018 and March 31, 2019 and the changes during the three-month period ended March 31, 2019 are presented net of taxes in the following table.

				Deferred
		Retirement		Loss on
	Foreign	and		Interest
	Currency	Postretirement		Rate
	Translation	Benefit Plan		Derivative
(Thousands of dollars)	Gains (Losses)	Adjustments		Hedges		Total
Balance at December 31, 2018	$(419,852)	(182,036)		(7,899)		(609,787)
2019 components of other comprehensive income (loss):
Before reclassifications to income and retained earnings	25,449	–		–		25,449
Reclassifications to income	–	2,754	[1]	585	[2]	3,339
Net other comprehensive loss	25,449	2,754		585		28,788
Balance at March 31, 2019	$(394,403)	(179,282)		(7,314)		(580,999)

1 Reclassifications before taxes of $3,530 are included in the computation of net periodic benefit expense for the three-month period ended March 31, 2019.  See Note H for additional information.  Related income taxes of $776 are included in Income tax expense (benefit) for the three-month period ended March 31, 2019.

2 Reclassifications before taxes of $741 are included in Interest expense, net, for the three-month period ended March 31, 2019.  Related income taxes of $156 are included in Income tax expense (benefit) for the three-month period ended March 31, 2019.  See Note L for additional information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note O – Business Segments

Information about business segments and geographic operations is reported in the following table.  For geographic purposes, revenues are attributed to the country in which the sale occurs.  Corporate, including interest income, other gains and losses (including foreign exchange gains/losses and realized/unrealized gains/losses on crude oil contracts), interest expense and unallocated overhead, is shown in the tables to reconcile the business segments to consolidated totals.

		Three Months Ended		Three Months Ended
	Total Assets	March 31, 2019		March 31, 2018
	at March 31,	External	Income	External	Income
(Millions of dollars)	2019	Revenues	(Loss)	Revenues	(Loss)
Exploration and production [1]
United States	$6,615.5	469.2	116.2	278.1	36.2
Canada	2,252.8	118.9	7.5	118.3	24.4
Other	225.2	2.9	(28.3)	–	(15.4)
Total exploration and production	9,093.5	591.0	95.4	396.4	45.2
Corporate	1,010.0	–	(72.4)	(21.6)	45.4
Assets/revenue/income from continuing operations	10,103.5	591.0	23.0	374.8	90.6
Discontinued operations, net of tax	1,879.6	–	49.8	–	77.7
Total	$11,983.1	591.0	72.8	374.8	168.3

1 Additional details about results of oil and gas operations are presented in the tables on pages 29.

Note P – Leases

Significant Accounting Policy

At inception, contracts are assessed for the presence of a lease according to criteria laid out by ASC 842. If a lease is present, further criteria is assessed to determine if the lease should be classified as an operating or finance lease. Operating leases are presented on the Consolidated Balance Sheet as Operating lease assets with the corresponding lease liabilities presented in Operating lease liabilities and Non-current operating lease liabilities. Finance lease assets are presented on the Consolidated Balance Sheet within Property, plant and equipment, net with the corresponding liabilities presented in Current maturities of long-term debt and Long-term debt.

Generally, lease liabilities are recognized at commencement and based on the present value of the future minimum lease payments to be made over the lease term. Lease assets are then recognized based on the value of the lease liabilities. Where implicit lease rates are not determinable, the minimum lease payments are discounted using the Company’s collateralized incremental borrowing rates.

Operating leases are expensed according to their nature and recognized in Lease operating expenses, Selling and general expenses or capitalized in the Consolidated Financial Statement. Finance leases are depreciated with expenses recognized in Depreciation, depletion, and amortization and Interest expense, net on the Consolidated Statement of Operations.

Nature of Leases

The Company has entered into various operating leases such as a gas processing plant, floating production storage and off-take vessels, buildings, marine vessels, vehicles, drilling rigs, pipelines, and other oil and gas field equipment. Remaining lease terms range from 1 year to 17 years, some of which may include options to extend leases for multi-year periods and others which include options to terminate the leases within 1 month. Options to extend lease terms are at the Company’s discretion. Early lease terminations are a combination of both at Company discretion and mutual agreement between the Company and lessor. Purchase options also exist for certain leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note P – Leases (Contd.)

Expenses related to finance and operating leases included in the Consolidated Financial Statements are as follows:

Related Expenses

		Three Months Ended
(Thousands of dollars)	Financial Statement Category	March 31, 2019
Operating lease [1,2]	Lease operating expenses	$58,523
Operating lease [2]	Selling and general expense	3,109
Operating lease [2]	Property, plant and equipment	23,447
Operating lease [2]	Asset retirement obligations	3,024
Finance lease
Amortization of asset	Depreciation, depletion and amortization	210
Interest on lease liabilities	Interest expense, net	101
Sublease income	Other income	(217)
Net lease expense		$88,197

1  Includes variable lease expenses of $7.2 million primarily related to additional volumes processed at a gas processing plant.

2 Includes $12.0 million for Lease operating expense, $1.1 million for Selling and general expense, $20.1 million for Property, plant and equipment, net and $3.0 million for Asset retirement obligations relating to short-term leases.  Expenses primarily relate to drilling rigs and other oil and gas field equipment.

Maturity of Lease Liabilities

(Thousands of dollars)	Operating Leases [1]	Finance Leases	Total
2019	$164,979	801	165,780
2020	109,790	1,069	110,859
2021	58,415	1,069	59,484
2022	53,639	1,069	54,708
2023	53,140	1,069	54,209
Remaining	465,611	5,610	471,221
Total future minimum lease payments	905,574	10,687	916,261
Less imputed interest	(281,613)	(2,234)	(283,847)
Present value of lease liabilities [2]	$623,961	8,453	632,414

1 Excludes $272.2 million of minimum lease payments for leases entered but not yet commenced. These payments relate to an expansion of an existing gas processing plant and payments are anticipated to commence at the end of 2019 for 20 years.

2 Includes both the current and long-term portion of the lease liabilities.

Lease Term and Discount Rate

March 31, 2019
Weighted average remaining lease term:
Operating leases	11 years
Finance leases	10 years
Weighted average discount rate:
Operating leases	5.07%
Finance leases	4.80%

Other Information

Three Months Ended
(Thousands of dollars)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44,730
Operating cash flows from finance leases	102
Financing cash flows from finance leases	160
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$311

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note Q – Acquisition

In December 2018, the Company announced the completion of a transaction with Petrobras Americas Inc. (PAI) which was effective October 1, 2018.  Through this transaction, Murphy acquired all PAI’s producing Gulf of Mexico assets along with certain blocks that hold deep exploration rights. This transaction added production of approximately 50,000 BOED (including noncontrolling interest, NCI) along with approximately 97 MMBOE (including NCI) of proven reserves at December 31, 2018.

Under the terms of the transaction, Murphy paid cash consideration of $788.7 million and transferred a 20% interest in MP Gulf of Mexico, LLC (MP GOM), a subsidiary of Murphy, to PAI.  Murphy also has an obligation to pay additional contingent consideration up to $150 million if certain sales thresholds are exceeded beginning in 2019 through 2025.  Both companies contributed all of their current producing Gulf of Mexico assets into MP GOM. MP GOM is owned 80% by Murphy and 20% by PAI, with Murphy overseeing the operations.

The following tables contain the preliminary purchase price allocation at fair value:

(Thousands of dollars)
Cash consideration paid to PAI	$788,724
Fair value of net assets contributed	154,469
Contingent consideration	52,540
NCI in acquired assets	248,933
Total purchase consideration	$1,244,666

(Thousands of dollars)
Fair value of Property, plant and equipment	$1,627,429
Other assets	5,628
Less: Asset retirement obligations	(388,391)
Total net assets	$1,244,666

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

Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, analysis of the underlying tax basis of the acquired PAI assets and assumed liabilities as well as the final purchase price adjustments to be settled in 2019. We expect to complete the purchase price allocation during the 12-month period following the acquisition date of November 30, 2018, during which time the value of the assets and liabilities may be revised as appropriate.

Results of Operations

Murphy’s Consolidated Statement of Operations for the three months ended March 31, 2019 included additional revenues of $234.0 million and pre-tax income of $147.7 million attributable to the acquired PAI assets.

Pro Forma Financial Information

The following pro forma condensed combined financial information was derived from historical financial statements of Murphy and PAI and gives effect to the transaction as if it had occurred on January 1, 2018.  The information below reflects pro forma adjustments based on available information and certain assumptions that we believe are reasonable.   The pro forma results of operations do not include any cost savings or other synergies that we expect to realize from the transaction or any estimated costs that have been or will be incurred by us to integrate the PAI assets. The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have occurred had the transaction taken place on January 1, 2018; furthermore, the financial information is not intended to be a projection of future results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note Q – Acquisition (Contd.)

Three Months Ended
(Thousands of dollars, except per share amounts)	March 31, 2018
Revenues	$579,080
Net Income Attributable to Murphy	211,497

Net Income Attributable to Murphy per Common Share
Basic	$1.22
Diluted	1.21

Note R – Subsequent Event

On April 23,2019 the Company announced that its wholly owned subsidiary, Murphy Exploration & Production Company USA, has entered into a definitive agreement to acquire deep water Gulf of Mexico assets from LLOG Exploration Offshore, L.L.C. and LLOG Bluewater Holdings, L.L.C., (LLOG) for cash consideration of $1.375 billion. The transaction will have an effective date of January 1, 2019 and is expected to close in the second quarter, subject to normal closing adjustments. This acquisition will be funded by a combination of cash on hand and availability under the company’s $1.6 billion revolving credit facility.

The Company could owe additional contingent consideration payments up to $200 million in the event that revenue from certain properties exceeds certain contractual thresholds between 2019 and 2022; and $50 million following first oil from certain development projects.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Overall Review

On March 21, 2019, Murphy Oil Corporation announced that a subsidiary has signed a sale and purchase agreement to divest the fully issued share capital of its two primary Malaysian subsidiaries, Murphy Sabah Oil Co., Ltd. and Murphy Sarawak Oil Co., Ltd., to a subsidiary of PTT Exploration and Production Public Company Limited (PTTEP).  As such the assets and liabilities of the Malaysia business have been classified as held for sale on the consolidated balance sheet and the Malaysia results of operations have been reported as discontinued operations in the statement of operations.

For the three months ended March 31, 2019, the Company produced 162 thousand barrels of oil equivalent per day from continuing operations which excludes Malaysia and is held for sale.  The Company invested $347 million in capital expenditures, on a value of work done basis, in the first quarter of 2019.  The Company reported net income from continuing operations of $23.0 million for the three months ended March 31, 2019.

In the first three months of 2018, the Company produced 117 thousand barrels of oil equivalent per day from continuing operations which excludes Malaysia and is held for sale.  The Company invested $281 million in capital expenditures, on a value of work done basis, in 2018.  The Company reported net income from continuing operations of $90.6 million for the three months ended March 31, 2018, which included an income tax gain of $120.0 million as a result of a 2018 Internal Revenue Service (IRS) interpretation of the 2017 Tax Act enacted in the fourth quarter of 2017.

During the three-month period ended March 31, 2019, worldwide benchmark oil prices were below average comparable benchmark prices during 2018. For the quarter, crude oil and condensate volumes were higher than the prior year quarter. In the quarter the gains from higher volume were partially offset by higher lease operating expense in the Gulf of Mexico and Canada Onshore businesses. The results are explained in more detail below.

Results of Operations

Murphy’s income (loss) by type of business is presented below.

	Income (Loss)
	Three Months Ended
	March 31,
(Millions of dollars)	2019	2018
Exploration and production	$95.4	45.2
Corporate and other	(72.4)	45.4
Income from continuing operations	23.0	90.6
Discontinued operations	49.8	77.7
Net income including noncontrolling interest	$72.8	168.3

Exploration and Production

Results of E&P continuing operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended
	March 31,
(Millions of dollars)	2019	2018
Exploration and production
United States	$116.2	36.2
Canada	7.5	24.4
Other International	(28.3)	(15.4)
Total	$95.4	45.2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

First quarter 2019 vs. 2018

United States E&P operations reported earnings of $116.2 million in the first quarter of 2019 compared to income of $36.2 million in the first quarter of 2018.  Results were $80.0 million favorable in the 2019 quarter compared to the 2018 period due to higher revenues ($191.1 million), lower exploration charges ($11.1 million), partially offset by higher depreciation, depletion and amortization ($42.3 million), lease operating expenses ($33.9 million), other operating expense ($29.8 million) and G&A ($2.9 million).  Higher revenues were primarily due to higher volumes at the MP GOM fields in the U.S. Gulf of Mexico. Lower exploration charges were due to lower lease amortization and lower geological and geophysical expense. Higher lease operating expenses and depreciation expense was due primarily to higher volumes. Higher other operating expense is due to higher business development spend relating to MP GOM business integration and the revaluation of the contingent consideration from higher prices.

Canadian E&P operations reported earnings of $7.5 million in the first quarter 2019 compared to income of $24.4 million in the 2018 quarter.  Results were unfavorable $16.9 million compared to the 2018 period due to higher lease operating expense ($8.6 million), higher depreciation ($3.8 million) and lower other income ($11.9 million) related to the Seal insurance proceeds received in the prior year.  Higher lease operating expenses and depreciation are a result of higher volumes sold at Kaybob.

Other international E&P operations reported a loss from continuing operations of $28.3 million in the first quarter of 2019 compared to a net loss of $15.4 million in the prior year quarter.  The result was $12.9 million unfavorable in the 2019 period versus 2018 primarily due to write-off of previously suspended exploration costs of $13.2 million attributable to the CM-1X and the CT-1X wells (originally drilled in 2017) in Vietnam.

Total hydrocarbon production from continuing operations averaged 161,601 barrels of oil equivalent per day in the first quarter of 2019, which represented a 39% increase from the 116,604 barrels per day produced in the 2018 quarter. The increase is principally due to the acquisition of producing Gulf of Mexico assets as part of the MP GOM transaction in the fourth quarter 2018.

Average crude oil and condensate production from continuing operations was 101,830 barrels per day in the first quarter of 2019 compared to 57,299 barrels per day in the first quarter of 2018. The increase of 44,531 barrels per day was principally due to higher volumes in the Gulf of Mexico (48,432 barrels per day) due to the acquisition of assets as part of the MP GOM transaction and higher volumes at Dalmatian, higher volumes at Canada Onshore (2,099 barrels per day), partially off-set by lower volumes at Eagleford Shale (5,544 barrels per day) due to timing of new wells brought online. On a worldwide basis, the Company's crude oil and condensate prices averaged $55.93 per barrel in the first quarter 2019 compared to $63.49 per barrel in the 2018 period, a decrease of 12% quarter to quarter.

Total production of natural gas liquids (NGL) from continuing operations was 9,153 barrels per day in the first quarter 2019 compared to 8,437 barrels per day in the 2018 period.  The average sales price for U.S. NGL was $14.22 per barrel in the 2019 quarter compared to $20.26 per barrel in 2018.  The average sales price for NGL in Canada was $35.16 per barrel in the 2019 quarter compared to $43.58 per barrel in 2018 due in part to the higher value of product produced at the Kaybob and Placid assets.

Natural gas sales volumes from continuing operations averaged 304 million cubic feet per day (MMCFD) in the first quarter 2019 compared to 305 MMCFD in 2018.  The decrease of 1 MMCFD was a result of lower volumes in Canada (6 MMCFD) and Eagleford Shale (2 MMCFD), partially offset by higher volumes in the Gulf of Mexico (7 MMCFD).  Lower volumes in Canada was a result of fewer wells online and capacity restrictions on the downstream ‘takeaway’ pipeline.  Higher volumes in the Gulf of Mexico are due to the acquisition of assets related to the MP GOM transaction.

Natural gas prices for the total Company averaged $1.94 per thousand cubic feet (MCF) in the 2019 quarter, versus $1.79 per MCF average in the same quarter of 2018.  Average prices in the US and Canada in the quarter were $1.90 and $1.95 respectively.

Additional details about results of oil and gas operations are presented in the tables on pages 29.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

The following table contains hydrocarbons produced during the three-month periods ended March 31, 2019 and 2018.

		Three Months Ended
		March 31,
Barrels per day unless otherwise noted		2019	2018
Continuing operations
Net crude oil and condensate
United States	Onshore	25,880	31,553
	Gulf of Mexico [1]	61,048	12,615
Canada	Onshore	6,457	4,358
	Offshore	7,928	8,189
Other		507	585
Total net crude oil and condensate - continuing operations		101,820	57,300
Net natural gas liquids
United States	Onshore	5,301	6,745
	Gulf of Mexico [1]	2,760	808
Canada	Onshore	1,093	884
Total net natural gas liquids - continuing operations		9,154	8,437
Net natural gas – thousands of cubic feet per day
United States	Onshore	29,279	31,233
	Gulf of Mexico [1]	19,575	12,670
Canada	Onshore	254,904	261,305
Total net natural gas - continuing operations		303,758	305,208
Total net hydrocarbons - continuing operations including NCI [2,3]		161,600	116,605
Noncontrolling interest
Net crude oil and condensate – barrels per day		(12,185)	–
Net natural gas liquids – barrels per day		(554)	–
Net natural gas – thousands of cubic feet per day		(3,895)	–
Total noncontrolling interest		(13,388)	–
Total net hydrocarbons - continuing operations excluding NCI [2,3]		148,212	116,605

Discontinued operations
Net crude oil and condensate – barrels per day		25,954	31,233
Net natural gas liquids – barrels per day		744	455
Net natural gas – thousands of cubic feet per day [2]		101,592	115,276
Total discontinued operations		43,630	50,901
Total net hydrocarbons produced excluding NCI [2,3]		191,842	167,506

12019 includes net volumes attributable to a noncontrolling interest in MP GOM, a Gulf of Mexico joint venture.

2Natural gas converted on an energy equivalent basis of 6:1

3NCI – noncontrolling interest in MP GOM, a Gulf of Mexico joint venture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

The following table contains hydrocarbons sold during the three-month periods ended March 31, 2019 and 2018.

		Three Months Ended
		March 31,
Barrels per day unless otherwise noted		2019	2018
Continuing operations
Net crude oil and condensate
United States	Onshore	25,880	31,553
	Gulf of Mexico [1]	63,289	12,615
Canada	Onshore	6,457	4,358
	Offshore	7,932	9,188
Other		467	–
Total net crude oil and condensate - continuing operations		104,025	57,714
Net natural gas liquids
United States	Onshore	5,301	6,745
	Gulf of Mexico [1]	2,760	808
Canada	Onshore	1,093	884
Total net natural gas liquids - continuing operations		9,154	8,437
Net natural gas sold – thousands of cubic feet per day
United States	Onshore	29,279	31,233
	Gulf of Mexico [1]	19,575	12,670
Canada	Onshore	254,904	261,305
Total net natural gas - continuing operations		303,758	305,208
Total net hydrocarbons - continuing operations including NCI [2,3]		163,805	117,019
Noncontrolling interest
Net crude oil and condensate – barrels per day		(12,633)	–
Net natural gas liquids – barrels per day		(554)	–
Net natural gas – thousands of cubic feet per day [2]		(3,895)	–
Total noncontrolling interest		(13,836)	–
Total net hydrocarbons - continuing operations excluding NCI [2,3]		149,969	117,019

Discontinued operations
Net crude oil and condensate – barrels per day		26,260	29,954
Net natural gas liquids – barrels per day		663	966
Net natural gas – thousands of cubic feet per day [2]		101,592	115,276
Total discontinued operations		43,855	50,133
Total net hydrocarbons sold excluding NCI [2,3]		193,824	167,152

12019 includes net volumes attributable to a noncontrolling interest in MP GOM, a Gulf of Mexico joint venture.

2Natural gas converted on an energy equivalent basis of 6:1

3NCI – noncontrolling interest in MP GOM, a Gulf of Mexico joint venture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

The following table contains the weighted average sales prices including transportation cost deduction for the three-month periods ended March 31, 2019 and 2018.

		Three Months Ended
		March 31,
		2019	2018

Weighted average Exploration and Production sales prices
Continuing operations
Crude oil and condensate – dollars per barrel
United States	Onshore	$57.36	64.28
	Gulf of Mexico [1]	55.48	63.00
Canada [2]	Onshore	47.06	54.29
	Offshore	61.42	65.69
Other		67.90	–
Natural gas liquids – dollars per barrel
United States	Onshore	$12.89	19.93
	Gulf of Mexico [1]	16.81	22.57
Canada [2]	Onshore	35.16	43.58
Natural gas – dollars per thousand cubic feet
United States	Onshore	$2.22	2.40
	Gulf of Mexico [1]	1.42	2.58
Canada [2]	Onshore	1.95	1.68
Discontinued operations
Crude oil and condensate – dollars per barrel			–
Malaysia [3]	Sarawak	62.70	64.48
	Block K	65.40	63.18
Natural gas liquids – dollars per barrel
Malaysia [3]	Sarawak	52.44	71.21
Natural gas – dollars per thousand cubic feet
Malaysia [3]	Sarawak	4.54	3.37
	Block K	0.24	0.22

1 Prices include noncontrolling interest for MP GOM, a U.S. Gulf of Mexico joint venture.

2 U.S. dollar equivalent.

3  Prices are net of payments under the terms of the respective production sharing contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Exploration and Production (Contd.)

OIL AND GAS OPERATING RESULTS – THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	United
(Millions of dollars)	States [1]	Canada	Other	Total
Three Months Ended March 31, 2019
Oil and gas sales and other operating revenues	$469.2	118.9	2.9	591.0
Lease operating expenses	92.4	39.0	0.3	131.7
Severance and ad valorem taxes	9.8	0.3	–	10.1
Depreciation, depletion and amortization	163.9	59.5	1.0	224.4
Accretion of asset retirement obligations	7.8	1.5	–	9.3
Exploration expenses
Dry holes and previously suspended exploration costs	0.1	–	13.1	13.2
Geological and geophysical	0.5	–	5.5	6.0
Other exploration	1.2	0.1	4.0	5.3
	1.8	0.1	22.6	24.5
Undeveloped lease amortization	6.9	0.3	0.8	8.0
Total exploration expenses	8.7	0.4	23.4	32.5
Selling and general expenses	17.3	7.6	5.6	30.5
Other	30.6	0.2	0.3	31.1
Results of operations before taxes	138.7	10.4	(27.7)	121.4
Income tax provisions (benefits)	22.5	2.9	0.6	26.0
Results of operations (excluding corporate overhead and interest)	$116.2	7.5	(28.3)	95.4

Three Months Ended March 31, 2018
Oil and gas sales and other operating revenues	$278.1	118.3	–	396.4
Lease operating expenses	58.5	30.4	–	88.9
Severance and ad valorem taxes	11.8	0.4	–	12.2
Depreciation, depletion and amortization	121.6	55.7	0.8	178.1
Accretion of asset retirement obligations	4.4	2.0	–	6.4
Exploration expenses
Geological and geophysical	5.9	–	2.9	8.8
Other exploration	1.2	0.1	5.4	6.7
	7.1	0.1	8.3	15.5
Undeveloped lease amortization	12.7	0.2	0.3	13.2
Total exploration expenses	19.8	0.3	8.6	28.7
Selling and general expenses	14.4	7.7	5.9	28.0
Other	0.8	(11.7)	(0.1)	(11.0)
Results of operations before taxes	46.8	33.5	(15.2)	65.1
Income tax provisions (benefits)	10.6	9.1	0.2	19.9
Results of operations (excluding corporate overhead and interest)	$36.2	24.4	(15.4)	45.2

1 2019 includes results attributable to a noncontrolling interest in MP GOM, a Gulf of Mexico joint venture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations (Contd.)

Corporate

First quarter 2019 vs. 2018

Corporate activities, which include interest income and expense, foreign exchange effects, realized and unrealized gains/losses on crude oil contracts and corporate overhead not allocated to operating functions, reported a net loss of $72.4 million in the first quarter 2019 compared to net income of $45.9 million in the 2018 quarter. The $118.3 million unfavorable variance is due to a 2018 income tax credit ($120.0 million, related to an IRS interpretation of the Tax Act), higher general and administrative expenses ($12.3 million, due to the fair value revaluation of long-term cash-based compensation), foreign exchange losses ($3.8 million vs gains in 2018 of $6.9 million), 2018 OIL insurance dividend income ($7.9 million); partially off-set by 2018 losses on forward swap commodity contracts ($29.5 million).

Discontinued Operations

The Company has presented its Malaysia E&P operations and former U.K. and U.S. refining and marketing operations as discontinued operations in its consolidated financial statements.  The after-tax results of these operations for the three-month periods ended March 31, 2019 and 2018 are reflected in the following table.

	Three Months Ended
	March 31,
(Millions of dollars)	2019	2018
Malaysia exploration and production	$57.2	78.1
U.S. refining	(1.2)	(0.6)
U.K. refining and marketing	(6.2)	0.2
Income from discontinued operations	$49.8	77.7

Malaysia E&P operations reported earnings of $57.2 million in the first quarter of 2019 and compared to earnings of $78.1 million in the comparable 2018 period.  Results were unfavorable by $13.8 million due to lower revenues ($15.4 million), higher lease operating expenses ($15.1 million), partially off-set by lower depreciation ($16.4 million). Lower revenues are principally due to timing of volumes sold. Higher lease operating expenses are due to additional sub-sea maintenance at the Sarawak Asset. The lower depreciation is due to lower volumes sold.

Financial Condition

Net cash provided by continuing operating activities was $217.2 million for the first three months of 2019 compared to $110.9 million during the same period in 2018.  The higher cash from operating activities is primarily attributable to higher cash higher cash revenues from the MP GOM acquisition. Changes in operating working capital from continuing operations decreased cash by $98.5 million during the first three months of 2019, compared to $3.5 million in 2018, primarily attributable to the timing of receipts on sales from MP GOM.

Cash used for property additions and dry holes, which includes amounts expensed, were $270.3 million and $247.1 million in the three-month periods ended March 31, 2019 and 2018, respectively.  Total cash dividends to shareholders amounted to $43.4 million for the three months ended March 31, 2019 compared to $43.3 million in the same period of 2018.

Total accrual basis capital expenditures were as follows:

	Three Months Ended
	March 31,
(Millions of dollars)	2019	2018
Capital Expenditures
Exploration and production	$342.5	276.2
Corporate	4.1	5.1
Total capital expenditures	$346.6	281.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Financial Condition (Contd.)

A reconciliation of property additions and dry hole costs in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

	Three Months Ended
	March 31,
(Millions of dollars)	2019	2018
Property additions and dry hole costs per cash flow statements	$270.4	247.1
Geophysical and other exploration expenses	11.3	15.5
Capital expenditure accrual changes and other	64.9	18.7
Total capital expenditures	$346.6	281.3

The increase in capital expenditures in the exploration and production business in 2019 compared to 2018 was primarily attributable to higher development drilling activities in Eagle Ford Shale.

Working capital (total current assets less total current liabilities – excluding assets and liabilities held for sale) at March 31, 2019 was ($59.9 million), $206.2 million lower than December 31, 2018, with the decrease primarily attributable to lower cash and higher accounts payable and operating lease liability balances offset by higher accounts receivable.

At March 31, 2019, long-term debt of $3,110.1 million had increased by $0.8 million compared to December 31, 2018.  A summary of capital employed at March 31, 2019 and December 31, 2018 follows.

	March 31, 2019		December 31, 2018
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$3,110.1	36.9%	$3,109.3	37.4%
Total equity	5,326.7	63.1%	5,197.6	62.6%
Total capital employed	8,436.8	100.0%	8,307.0	100.0%
Total capital employed excluding noncontrolling interest	$8,058.9	n/a	$7,938.7	n/a

Cash and invested cash are maintained in several operating locations outside the United States.  At March 31, 2019, Cash and cash equivalents held outside the U.S. included U.S. dollar equivalents of approximately $87.1 million in Canada and $12.3 million in Mexico.  In addition, $16.9 million of cash was held in the United Kingdom and $76.1 million was held in Malaysia but was reflected in current Assets held for sale on the Company’s Consolidated Balance Sheet at March 31, 2019.  In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods.  Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S.

Accounting changes and recent accounting pronouncements – see Note B

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Outlook

Average worldwide crude oil prices at the end of April 2019 have increased from the average prices during the first quarter of 2019.  North American natural gas prices have decreased in April compared to the first quarter of 2019.  The Company expects its total oil and natural gas production to average  155,000 – 159,000 barrels of oil equivalent per day in the second quarter 2019 (including noncontrolling interest of 12,000 BOEPD).  The Company currently anticipates total capital expenditures for the full year 2019 to be between $1.15 and $1.35 billion (excluding noncontrolling interest of $48 million).

The Company will primarily fund its remaining capital program in 2019 using operating cash flow and available cash but will supplement funding where necessary borrowings under available credit facilities.  If oil and/or natural gas prices weaken, actual cash flow generated from operations could be reduced such that capital spending reductions are required and/or additional borrowings might be required during the remainder of year to maintain funding of the Company’s ongoing development projects.

As of April 30, 2019, the Company has entered into derivative or forward fixed-price delivery contracts to manage risk associated with certain future oil and natural gas sales prices as follows:

Average
Commodities	Contract or Location	Dates	Volumes per Day	Average Prices
U.S. Oil	West Texas Intermediate	May – Dec. 2019	20,000 bbls/d	$63.64 per bbl.
U.S. Oil	West Texas Intermediate	Jan. – Dec. 2020	20,000 bbls/d	$60.10 per bbl.
Canada Natural Gas	NOVA Gas Transmission Ltd.	Apr. 2019 – Dec. 2020	59 mmcf/d	C$2.81 per mcf

Forward-Looking Statements

This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements, which express management’s current views concerning future events or results, are subject to inherent risks and uncertainties.  Factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements include, but are not limited to: our ability to complete the acquisition of the Gulf of Mexico assets or the Malaysia divestiture due to the failure to obtain regulatory approvals, the failure of the respective counterparties to perform their obligations under the relevant transaction agreements or the failure to satisfy all closing conditions, the volatility and level of crude oil and natural gas prices, the level and success rate of Murphy’s exploration programs, the Company’s ability to maintain production rates and replace reserves, customer demand for Murphy’s products, adverse foreign exchange movements, political and regulatory instability, adverse developments in the U.S. or global capital markets, credit markets or economies generally and uncontrollable natural hazards.  For further discussion of risk factors, see Murphy’s 2018 Annual Report on Form 10-K on file with the U.S. Securities and Exchange Commission and page 36 of this Form 10-Q report.  Murphy undertakes no duty to publicly update or revise any forward-looking statements.

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

There were no commodity transactions in place at March 31, 2019, covering certain future U.S. crude oil sales volumes in 2019.  There were no derivative foreign exchange contracts in place at March 31, 2019.

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

During the quarter ended March 31, 2019, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company’s operations in the oil and gas business naturally lead to various risks and uncertainties.  These risk factors are discussed in Item 1A Risk Factors in its 2018 Form 10-K filed on February 27, 2019.  The Company has not identified any additional risk factors not previously disclosed in its 2018 Form 10-K report.

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
Christopher D. Hulse,
Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)

May 2, 2019

(Date)

EXHIBIT INDEX

Exhibit
No.

10.1	Amendment to Severance Protection Agreement dated as of August 7, 2013, between Murphy Oil Corporation and Roger W. Jenkins

10.2	Form of Severance Protection Agreement

10.3*

Share Sale and Purchase Agreement between Canam Offshore Limited and PTTEP HK Offshore Limited for the sale and purchase of the entire issued share capital of Murphy Sarawak Oil Co., Ltd. and Murphy Sabah Oil Co., Ltd., dated 21 March 2019

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

*Certain information has been excluded from this exhibit because it is both (i.) not material and (ii) would be competitively harmful if publicly disclosed.

   Exhibits other than those listed above have been omitted since they are either not required or not applicable.