Form 10-Q
period 2020-03-31
MURPHY OIL CORP
filed 2020-05-07
CIK 717423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Number of shares of Common Stock, $1.00 par value, outstanding at April 30, 2020 was 153,572,954.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS (unaudited)

(Thousands of dollars)	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$407,753	306,760
Accounts receivable, less allowance for doubtful accounts of $1,605 in 2020 and 2019	597,248	426,684
Inventories	68,348	76,123
Prepaid expenses	50,561	40,896
Assets held for sale	88,448	123,864
Total current assets	1,212,358	974,327
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $10,285,996 in 2020 and $9,333,646 in 2019	8,956,303	9,969,743
Operating lease assets	797,335	598,293
Deferred income taxes	210,127	129,287
Deferred charges and other assets	29,662	46,854
Total assets	$11,205,785	11,718,504
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$554,557	602,096
Income taxes payable	19,353	19,049
Other taxes payable	13,472	18,613
Operating lease liabilities	109,490	92,286
Other accrued liabilities	155,272	197,447
Liabilities associated with assets held for sale	12,607	13,298
Total current liabilities	864,751	942,789
Long-term debt, including capital lease obligation	2,970,234	2,803,381
Asset retirement obligations	825,461	825,794
Deferred credits and other liabilities	550,655	613,407
Non-current operating lease liabilities	702,796	521,324
Deferred income taxes	193,585	207,198
Total liabilities	6,107,482	5,913,893
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	—	—
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares in 2020 and 195,089,269 shares in 2019	195,101	195,089
Capital in excess of par value	924,930	949,445
Retained earnings	6,159,808	6,614,304
Accumulated other comprehensive loss	(701,984)	(574,161)
Treasury stock	(1,691,706)	(1,717,217)
Murphy Shareholders' Equity	4,886,149	5,467,460
Noncontrolling interest	212,154	337,151
Total equity	5,098,303	5,804,611
Total liabilities and equity	$11,205,785	11,718,504

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(Thousands of dollars, except per share amounts)	2020	2019
Revenues and other income
Revenue from sales to customers	$600,558	629,354
Gain on crude contracts	400,672	—
Gain on sale of assets and other income	2,498	1,192
Total revenues and other income	1,003,728	630,546
Costs and expenses
Lease operating expenses	209,148	131,696
Severance and ad valorem taxes	9,422	10,097
Transportation, gathering and processing	44,367	39,542
Exploration expenses, including undeveloped lease amortization	20,126	32,538
Selling and general expenses	36,772	63,360
Depreciation, depletion and amortization	306,102	229,406
Accretion of asset retirement obligations	9,966	9,340
Impairment of assets	967,530	—
Other (benefit) expense	(45,188)	30,005
Total costs and expenses	1,558,245	545,984
Operating (loss) income from continuing operations	(554,517)	84,562
Other income (loss)
Interest and other income (loss)	241	(4,748)
Interest expense, net	(41,097)	(46,069)
Total other loss	(40,856)	(50,817)
(Loss) income from continuing operations before income taxes	(595,373)	33,745
Income tax (benefit) expense	(91,533)	10,822
(Loss) income from continuing operations	(503,840)	22,923
(Loss) income from discontinued operations, net of income taxes	(4,862)	49,846
Net (loss) income including noncontrolling interest	(508,702)	72,769
Less: Net (loss) income attributable to noncontrolling interest	(92,598)	32,587
NET (LOSS) INCOME ATTRIBUTABLE TO MURPHY	$(416,104)	40,182
(LOSS) INCOME PER COMMON SHARE – BASIC
Continuing operations	$(2.68)	(0.06)
Discontinued operations	(0.03)	0.29
Net (loss) income	$(2.71)	0.23
(LOSS) INCOME PER COMMON SHARE – DILUTED
Continuing operations	$(2.68)	(0.06)
Discontinued operations	(0.03)	0.29
Net (loss) income	$(2.71)	0.23
Cash dividends per Common share	0.25	0.25
Average Common shares outstanding (thousands)
Basic	153,313	173,341
Diluted	153,313	174,491
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(Thousands of dollars)	2020	2019
Net (loss) income including noncontrolling interest	$(508,702)	72,769
Other comprehensive (loss) income, net of tax
Net (loss) gain from foreign currency translation	(118,411)	25,449
Retirement and postretirement benefit plans	(9,711)	2,754
Deferred loss on interest rate hedges reclassified to interest expense	299	585
Other comprehensive (loss) income	(127,823)	28,788
COMPREHENSIVE (LOSS) INCOME	$(636,525)	101,557
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(Thousands of dollars)	2020	2019
Operating Activities
Net (loss) income including noncontrolling interest	$(508,702)	72,769
Adjustments to reconcile net (loss) income to net cash provided by continuing operations activities:
Loss (income) from discontinued operations	4,862	(49,846)
Depreciation, depletion and amortization	306,102	229,406
Previously suspended exploration costs	97	13,251
Amortization of undeveloped leases	7,478	8,045
Accretion of asset retirement obligations	9,966	9,340
Impairment of assets	967,530	—
Deferred income tax (benefit) charge	(81,373)	15,589
Mark to market (gain) loss on contingent consideration	(59,151)	13,530
Mark to market (gain) loss on crude contracts	(358,302)	—
Long-term non-cash compensation	9,805	22,388
Net decrease (increase) in noncash operating working capital	107,827	(98,505)
Other operating activities, net	(13,482)	(18,770)
Net cash provided by continuing operations activities	392,657	217,197
Investing Activities
Property additions and dry hole costs	(354,834)	(270,338)
Property additions for King's Quay FPS	(21,296)	—
Net cash required by investing activities	(376,130)	(270,338)
Financing Activities
Borrowings on revolving credit facility	170,000	—
Capital lease obligation payments	(168)	(160)
Debt issuance, net of cost	(613)	—
Early retirement of debt	(3,570)	—
Withholding tax on stock-based incentive awards	(7,094)	(6,991)
Distributions to noncontrolling interest	(32,399)	(18,437)
Cash dividends paid	(38,392)	(43,398)
Net cash provided (required) by financing activities	87,764	(68,986)
Cash Flows from Discontinued Operations [1]
Operating activities	(1,202)	123,469
Investing activities	4,494	(26,438)
Financing activities	—	(2,547)
Net cash provided by discontinued operations	3,292	94,484
Cash transferred from discontinued operations to continuing operations	—	46,080
Effect of exchange rate changes on cash and cash equivalents	(3,298)	2,405
Net increase (decrease) in cash and cash equivalents	100,993	(73,642)
Cash and cash equivalents at beginning of period	306,760	359,923
Cash and cash equivalents at end of period	$407,753	286,281

1  Net cash provided by discontinued operations are not part of the cash flow reconciliation.

See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended March 31,
(Thousands of dollars)	2020	2019
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	$—	—
Common Stock – par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares at March 31, 2020 and 195,083,364 shares at March 31, 2019
Balance at beginning of period	195,089	195,077
Exercise of stock options	12	6
Balance at end of period	195,101	195,083
Capital in Excess of Par Value
Balance at beginning of period	949,445	979,642
Exercise of stock options, including income tax benefits	(156)	(123)
Restricted stock transactions and other	(32,604)	(38,732)
Share-based compensation	8,245	8,636
Adjustments to acquisition valuation	—	(24,519)
Balance at end of period	924,930	924,904
Retained Earnings
Balance at beginning of period	6,614,304	5,513,529
Net (loss) income for the period	(416,104)	40,182
Sale and leaseback gain recognized upon adoption of ASC 842, net of tax impact	—	116,768
Cash dividends	(38,392)	(43,398)
Balance at end of period	6,159,808	5,627,081
Accumulated Other Comprehensive Loss
Balance at beginning of period	(574,161)	(609,787)
Foreign currency translation (loss) gain, net of income taxes	(118,411)	25,449
Retirement and postretirement benefit plans, net of income taxes	(9,711)	2,754
Deferred loss on interest rate hedges reclassified to interest expense, net of income taxes	299	585
Balance at end of period	(701,984)	(580,999)
Treasury Stock
Balance at beginning of period	(1,717,217)	(1,249,162)
Awarded restricted stock, net of forfeitures	25,511	31,869
Balance at end of period – 41,527,674 shares of Common Stock in 2020 and 21,456,366 shares of Common Stock in 2019, at cost	(1,691,706)	(1,217,293)
Murphy Shareholders’ Equity	4,886,149	4,948,776
Noncontrolling Interest
Balance at beginning of period	337,151	368,343
Acquisition closing adjustments	—	(4,592)
Net (loss) income attributable to noncontrolling interest	(92,598)	32,587
Distributions to noncontrolling interest owners	(32,399)	(18,437)
Balance at end of period	212,154	377,901
Total Equity	$5,098,303	5,326,677
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
In connection with the LLOG acquisition, further discussed in Note Q – Acquisitions, we hold a 0.5% interest in two variable interest entities (VIEs), Delta House Oil and Gas Lateral LLC and Delta House FPS LLC (collectively Delta House). These VIEs have not been consolidated because we are not considered the primary beneficiary. These non-consolidated VIEs are not material to our financial position or results of operations. As of March 31, 2020, our maximum exposure to loss was $3.5 million, which represents our net investment in Delta House. We have not provided any financial support to Delta House other than amounts previously required by our membership interest.
INTERIM FINANCIAL STATEMENTS – In the opinion of Murphy’s management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at March 31, 2020 and December 31, 2019, and the results of operations, cash flows and changes in stockholders’ equity for the interim periods ended March 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America (U.S.).  In preparing the financial statements of the Company in conformity with accounting principles generally accepted in the U.S., management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities.  Actual results may differ from the estimates.
Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2019 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report.  Financial results for the three-month period ended March 31, 2020 are not necessarily indicative of future results.
Note B – New Accounting Principles and Recent Accounting Pronouncements
Accounting Principles Adopted
Financial Instruments – Credit Losses. In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13 which replaces the impairment model for most financial assets, including trade receivables, from the incurred loss methodology to a forward-looking expected loss model that will result in earlier recognition of credit losses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, with early adoption permitted, and is to be applied on a modified retrospective basis. The Company adopted this accounting standard in the first quarter of 2020 and it did not have a material impact on its consolidated financial statements.
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
Recent Accounting Pronouncements
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
U.S. - In the United States, the Company primarily produces oil and gas from fields in the Eagle Ford Shale area of South Texas and in the Gulf of Mexico.  Revenue is generally recognized when oil and gas are transferred to the customer at the delivery point. Revenue recognized is largely index based with price adjustments for floating market differentials.
Canada - In Canada, contracts are primarily long-term floating commodity index priced, except for certain natural gas physical forward sales fixed-price contracts. For the Offshore business in Canada, contracts are based on index prices and revenue is recognized at the time of vessel load based on the volumes on the bill of lading and point of custody transfer.
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
For the three months ended March 31, 2020 and 2019, the Company recognized $600.6 million and $629.4 million, respectively, from contracts with customers for the sales of oil, natural gas liquids and natural gas.

		Three Months Ended March 31,
(Thousands of dollars)		2020	2019
Net crude oil and condensate revenue
United States	Onshore	$131,236	134,676
	Offshore	346,972	339,663
Canada	Onshore	23,383	28,941
	Offshore	24,614	44,924
Other		1,864	2,852
Total crude oil and condensate revenue		528,069	551,056

Net natural gas liquids revenue
United States	Onshore	5,503	8,221
	Offshore	5,026	5,292
Canada	Onshore	2,034	3,461
Total natural gas liquids revenue		12,563	16,974

Net natural gas revenue
United States	Onshore	5,558	7,574
	Offshore	14,995	4,477
Canada	Onshore	39,373	49,273
Total natural gas revenue		59,926	61,324
Total revenue from contracts with customers		600,558	629,354

Gain (loss) on crude contracts		400,672	—
Gain on sale of assets and other income		2,498	1,192
Total revenue and other income		$1,003,728	630,546

Contract Balances and Asset Recognition
As of March 31, 2020, and December 31, 2019, receivables from contracts with customers, net of royalties and associated payables, on the balance sheet from continuing operations, were $73.1 million and $186.8 million, respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on a forward-looking expected loss model in accordance with ASU 2016-13 (see Note B), the Company did not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.
The Company has not entered into any upstream oil and gas sale contracts that have financing components as at March 31, 2020.
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
As of March 31, 2020, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period of 12 months or more starting at the inception of the contract:
໿

Current Long-Term Contracts Outstanding at March 31, 2020
Approximate Volumes
Location	Commodity	End Date	Description
U.S.	Oil	Q4 2021	Fixed quantity delivery in Eagle Ford	17,000 BOED
U.S.	Natural Gas and NGL	Q2 2026	Deliveries from dedicated acreage in Eagle Ford	As produced
U.S.	NGL	Q4 2020	Dedicated acreage delivery in GOM	As produced
Canada	Natural Gas	Q4 2020	Contracts to sell natural gas at Alberta AECO fixed prices	59 MMCFD
Canada	Natural Gas	Q4 2020	Contracts to sell natural gas at USD Index pricing	60 MMCFD
Canada	Natural Gas	Q4 2021	Contracts to sell natural gas at USD Index pricing	10 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at USD Index pricing	30 MMCFD
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at USD Index pricing	38 MMCFD
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at USD Index pricing	11 MMCFD

Fixed price contracts are accounted for as normal sales and purchases for accounting purposes.
Note D – Property, Plant, and Equipment
Exploratory Wells
Under FASB guidance exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project.
At March 31, 2020, the Company had total capitalized exploratory well costs for continuing operations pending the determination of proved reserves of $178.4 million.  The following table reflects the net changes in capitalized exploratory well costs during the three-month periods ended March 31, 2020 and 2019.

(Thousands of dollars)	2020	2019
Beginning balance at January 1	$217,326	207,855
Additions pending the determination of proved reserves	816	32,416
Capitalized exploratory well costs charged to expense	(39,709)	(13,145)
Balance at March 31	$178,433	227,126

The capitalized well costs charged to expense during 2020 represent a charge for asset impairments (see below). The capitalized well costs charged to expense during 2019 included the CM-1X and the CT-1X wells in Vietnam Block 11-2/11. The wells were originally drilled in 2017.

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

	March 31,
	2020			2019

(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$24,637	3	3	$78,016	3	2
One to two years	31,541	2	2	—	—	—
Two to three years	—	—	—	27,270	1	1
Three years or more	122,255	6	—	121,840	5	1
	$178,433	11	5	$227,126	9	4

Of the $153.8 million of exploratory well costs capitalized more than one year at March 31, 2020, $86.0 million is in Vietnam, $27.3 million is in the U.S., $24.2 million is in Brunei, and $16.4 million is in Mexico.  In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.
Divestments
In July 2019, the Company completed a divestiture of its two subsidiaries conducting Malaysian operations, Murphy Sabah Oil Co., Ltd. and Murphy Sarawak Oil Co., Ltd., in a transaction with PTT Exploration and Production Public Company Limited (PTTEP) which was effective January 1, 2019. Total cash consideration received upon closing was $2.0 billion. A gain on sale of $960.0 million was recorded as part of discontinued operations on the Consolidated Statement of Operations during 2019. The Company does not anticipate tax liabilities related to the sales proceeds. Murphy is entitled to receive a $100.0 million bonus payment contingent upon certain future exploratory drilling results prior to October 2020.
Acquisitions
In 2016, a Canadian subsidiary of Murphy Oil acquired a 70% operated working interest (WI) in Athabasca Oil Corporation’s (Athabasca) production, acreage, infrastructure and facilities in the Kaybob Duvernay lands, and a 30% non-operated WI in Athabasca’s production, acreage, infrastructure and facilities in the liquids rich Placid Montney lands in Alberta, the majority of which was unproved.  As part of the transaction, Murphy agreed to pay an additional $168.0 million in the form of a carried interest on the Kaybob Duvernay property.  As of March 31, 2020, all of the carried interest had been fully utilized.
Impairments
In the first quarter of 2020, declines in future oil and natural gas prices (principally driven by increased supply from foreign oil producers and reduced demand in response to the COVID-19 pandemic - see Risk Factors on page 33) led to impairments in certain of the Company’s U.S. Offshore and Other Foreign properties. The Company recorded pretax noncash impairment charges of $967.5 million to reduce the carrying values to their estimated fair values at select properties.
The fair values were determined by internal discounted cash flow models using estimates of future production, prices, costs and discount rates believed to be consistent with those used by principal market participants in the applicable region.
The following table reflects the recognized impairments for the three months ended March 31, 2020.

Three Months Ended
(Thousands of dollars)	March 31, 2020
U.S.	$927,821
Other Foreign	39,709
$967,530

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note E – Discontinued Operations and Assets Held for Sale
The Company has accounted for its former Malaysian exploration and production operations and its former U.K., U.S. refining and marketing operations as discontinued operations for all periods presented.  The results of operations associated with discontinued operations for the three-month periods ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(Thousands of dollars)	2020	2019
Revenues	$4,073	195,412
Costs and expenses
Lease operating expenses	—	62,716
Depreciation, depletion and amortization	—	31,353
Other costs and expenses (benefits)	8,935	13,080
(Loss) income before taxes	(4,862)	88,263
Income tax expense	—	38,417
(Loss) income from discontinued operations	$(4,862)	49,846

The following table presents the carrying value of the major categories of assets and liabilities of the Brunei exploration and production and the U.K. refining and marketing operations reflected as held for sale on the Company’s Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

(Thousands of dollars)	March 31, 2020	December 31, 2019
Current assets
Cash	$34,894	25,185
Accounts receivable	514	4,834
Inventories	406	406
Prepaid expenses and other	845	1,882
Property, Plant, and Equipment, net	42,348	82,116
Deferred income taxes and other assets	9,441	9,441
Total current assets associated with assets held for sale	88,448	123,864
Current liabilities
Accounts payable	$3,076	3,702
Current maturities of long-term debt (finance lease)	709	705
Taxes payable	1,510	1,411
Long-term debt (finance lease)	7,067	7,240
Asset retirement obligation	245	240
Total current liabilities associated with assets held for sale	12,607	13,298

Note F – Financing Arrangements and Debt
As of March 31, 2020, the Company has a $1.6 billion revolving credit facility (RCF). The RCF is a senior unsecured guaranteed facility which expires in November 2023. At March 31, 2020, the Company had $170.0 million outstanding borrowings under the RCF and $3.9 million of outstanding letters of credit, which reduce the borrowing capacity of the RCF. At March 31, 2020, the interest rate in effect on borrowings under the facility was 2.44%. At March 31, 2020, the Company was in compliance with all covenants related to the RCF.

The Company also has a shelf registration statement on file with the U.S. Securities and Exchange Commission that permits the offer and sale of debt and/or equity securities through October 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note G – Other Financial Information
Additional disclosures regarding cash flow activities are provided below.໿

	Three Months Ended March 31,
(Thousands of dollars)	2020	2019
Net (increase) decrease in operating working capital, excluding cash and cash equivalents:
(Increase) decrease in accounts receivable ¹	$186,436	(112,673)
(Increase) decrease in inventories	7,553	3,930
(Increase) decrease in prepaid expenses	(10,179)	(10,763)
Increase (decrease) in accounts payable and accrued liabilities ¹	(76,287)	21,131
Increase (decrease) in income taxes payable	304	(130)
Net (increase) decrease in noncash operating working capital	$107,827	(98,505)
Supplementary disclosures:
Cash income taxes paid, net of refunds	$72	—
Interest paid, net of amounts capitalized of $2.4 million in 2020 and $0 million in 2019	42,344	39,024

Non-cash investing activities:
Asset retirement costs capitalized	$280	486
(Increase) decrease in capital expenditure accrual	10,633	(63,328)
1 Excludes receivable/payable balances relating to mark-to-market of crude contracts and contingent consideration relating to acquisitions.
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
The table that follows provides the components of net periodic benefit expense for the three-month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2020	2019	2020	2019
Service cost	$2,166	2,062	447	420
Interest cost	5,791	7,151	794	945
Expected return on plan assets	(6,344)	(6,460)	—	—
Amortization of prior service cost (credit)	183	247	—	(98)
Recognized actuarial loss	4,269	3,514	—	—
Net periodic benefit expense	$6,065	6,514	1,241	1,267

The components of net periodic benefit expense, other than the service cost component, are included in the line item “Interest and other income (loss)” in Consolidated Statements of Operations.
During the three-month period ended March 31, 2020, the Company made contributions of $7.3 million to its defined benefit pension and postretirement benefit plans.  Remaining funding in 2020 for the Company’s defined benefit pension and postretirement plans is anticipated to be $32.4 million.

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
In the first quarter of 2020, the Committee granted 999,700 performance-based RSUs and 340,600 time-based RSUs to certain employees.  The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $21.51 per unit.  The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $21.68 per unit.  Additionally, in February 2020, the Committee granted 1,152,500 cash-settled RSUs (CRSU) to certain employees.  The CRSUs are to be settled in cash, net of applicable income taxes, and are accounted for as liability-type awards.  The initial fair value of the CRSUs granted in February 2020 was $21.68.  Also, in February, the Committee granted 106,248 shares of time-based RSUs to the Company’s non-employee Directors under the 2018 Stock Plan for Non-Employee Directors.  These units are scheduled to vest on the third anniversary of the date of grant. The estimated fair value of these awards was $22.59 per unit on date of grant.
All stock option exercises are non-cash transactions for the Company.  The employee receives net shares, after applicable withholding taxes, upon each stock option exercise. The actual income tax benefit realized from the tax deductions related to stock option exercises of the share-based payment arrangements were immaterial for the three-month period ended March 31, 2020.
Amounts recognized in the financial statements with respect to share-based plans are shown in the following table:

	Three Months Ended March 31,
(Thousands of dollars)	2020	2019
Compensation charged against income before tax benefit	$553	15,514
Related income tax (expense) benefit recognized in income	(592)	2,342

Certain incentive compensation granted to the Company’s named executive officers, to the extent their total compensation exceeds $1.0 million per executive per year, is not eligible for a U.S. income tax deduction under the Tax Cuts and Jobs Act (2017 Tax Act).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note J – Earnings per Share
Net (loss) income attributable to Murphy was used as the numerator in computing both basic and diluted income per Common share for the three-month periods ended March 31, 2020 and 2019.  The following table reports the weighted-average shares outstanding used for these computations.

	Three Months Ended March 31,
(Weighted-average shares)	2020	2019
Basic method	153,312,647	173,341,304
Dilutive stock options and restricted stock units ¹	—	1,150,039
Diluted method	153,312,647	174,491,343

1 Due to a net loss recognized by the Company for the three months ended March 31, 2020, no unvested stock awards were included in the computation of diluted earnings per share because the effect would have been antidilutive.
The following table reflects certain options to purchase shares of common stock that were outstanding during the periods presented but were not included in the computation of diluted shares above because the incremental shares from the assumed conversion were antidilutive.

	Three Months Ended March 31,
	2020	2019
Antidilutive stock options excluded from diluted shares	2,490,542	3,140,065
Weighted average price of these options	$42.58	$46.18

Note K – Income Taxes
The Company’s effective income tax rate is calculated as the amount of income tax expense (benefit) divided by income from continuing operations before income taxes.  For the three-month periods ended March 31, 2020 and 2019, the Company’s effective income tax rates were as follows:

	2020	2019
Three months ended March 31,	15.4%	32.1%

The effective tax rate for the three-month period ended March 31, 2020 was below the U.S. statutory tax rate of 21% due to impairment charges, exploration expenses in certain foreign jurisdictions in which no income tax benefit is available, as well as no tax benefit available from the pre-tax loss of the noncontrolling interest in MP GOM.
The effective tax rate for the three-month period ended March 31, 2019 was above the statutory tax rate primarily due to income generated in Canada, which has a higher tax rate, combined with exploration expenses in certain foreign jurisdictions in which no income tax benefit is available.
The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities.  These audits often take multiple years to complete and settle.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters.  As of March 31, 2020, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: United States – 2016; Canada – 2015; Malaysia – 2013; and United Kingdom – 2018. Following the divestment of Malaysia, the Company has retained certain possible liabilities and rights to income tax receivables relating to Malaysia for the years prior to 2019. The Company believes current recorded liabilities are adequate.

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
Commodity Price Risks
At March 31, 2020, the Company had 45,000 barrels per day in WTI crude oil swap financial contracts maturing through the end of April 2020 at an average price of $56.42, 65,000 barrels per day in WTI crude oil swap financial contracts maturing in May and June 2020 at an average price of $47.20, and 45,000 barrels per day in WTI crude oil swap contracts maturing through the end of 2020 at an average price of $56.42 . Under these contracts, which mature monthly, the Company pays the average monthly price in effect and receives the fixed contract price.
At March 31, 2019, the Company had no WTI crude oil swap financial contracts outstanding.
Foreign Currency Exchange Risks
The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. The Company had no foreign currency exchange short-term derivatives outstanding at March 31, 2020 and 2019.
At March 31, 2020 and December 31, 2019, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	March 31, 2020		December 31, 2019
(Thousands of dollars)	Asset (Liability) Derivatives		Asset (Liability) Derivatives
Type of Derivative Contract	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity	Accounts receivable	$361,176	Accounts payable	$(33,364)

For the three-month periods ended March 31, 2020 and 2019, the gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)
(Thousands of dollars)		Three months ended March 31,
Type of Derivative Contract	Statement of Operations Location	2020	2019
Commodity	Gain (loss) on crude contracts	$400,672	—

Interest Rate Risks
Under hedge accounting rules, the Company deferred the net cost associated with derivative contracts purchased to manage interest rate risk associated with 10-year notes sold in May 2012 to match the payment of interest on these notes through 2022.  During the three-month periods ended March 31, 2020 and 2019, $0.4 million and $0.7 million, respectively, of the deferred loss on the interest rate swaps was charged to Interest expense in the Consolidated Statement of Operations.  The remaining loss (net of tax) deferred on these matured contracts at March 31, 2020 was $2.6 million and is recorded, net of income taxes of $0.7 million, in Accumulated other comprehensive loss in the Consolidated Balance Sheet.  The Company expects to charge approximately $1.1 million of this deferred loss to Interest expense, net in the Consolidated Statement of Operations during the remainder of 2020.
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
The carrying value of assets and liabilities recorded at fair value on a recurring basis at March 31, 2020 and December 31, 2019, are presented in the following table.

	March 31, 2020				December 31, 2019
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative contracts	$—	361,176	—	361,176	—	—	—	—
	$—	361,176	—	361,176	—	—	—	—

Liabilities:
Commodity derivative contracts	$—	—	—	—	—	33,364	—	33,364
Nonqualified employee savings plans	13,013	—	—	13,013	17,035	—	—	17,035
Contingent consideration	—	—	87,636	87,636	—	—	146,787	146,787
	$13,013	—	87,636	100,649	17,035	33,364	146,787	197,186

The fair value of WTI crude oil derivative contracts in 2019 and 2020 were based on active market quotes for WTI crude oil.  The income effect of changes in the fair value of crude oil derivative contracts is recorded in Gain (loss) on crude contracts in the Consolidated Statements of Operations.
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
The contingent consideration, related to two acquisitions in 2018 and 2019, is valued using a Monte Carlo simulation model. The income effect of changes in the fair value of the contingent consideration is recorded in Other (income) expense in the Consolidated Statements of Operations. Any remaining contingent consideration payable will be due annually in years 2021 to 2026.
The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists.  There were no offsetting positions recorded at March 31, 2020 and December 31, 2019.
Note M – Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss on the Consolidated Balance Sheets at December 31, 2019 and March 31, 2020 and the changes during the three-month period ended March 31, 2020, are presented net of taxes in the following table.

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)	Retirement and Postretirement Benefit Plan Adjustments		Deferred Loss on Interest Rate Derivative Hedges		Total
Balance at December 31, 2019	$(353,252)	(218,015)		(2,894)		(574,161)
Components of other comprehensive income (loss):
Before reclassifications to income and retained earnings	(118,411)	(13,054)		—		(131,465)
Reclassifications to income	—	3,343	¹	299	²	3,642
Net other comprehensive income (loss)	(118,411)	(9,711)		299		(127,823)
Balance at March 31, 2020	$(471,663)	(227,726)		(2,595)		(701,984)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

1 Reclassifications before taxes of $4,250 are included in the computation of net periodic benefit expense for the three-month period ended March 31, 2020.  See Note H for additional information.  Related income taxes of $907 are included in Income tax expense (benefit) for the three-month period ended March 31, 2020.
2 Reclassifications before taxes of $379 are included in Interest expense, net, for the three-month period ended March 31, 2020.  Related income taxes of $80 are included in Income tax expense (benefit) for the three-month period ended March 31, 2020.  See Note L for additional information.
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
The Company currently owns or leases, and has in the past owned or leased, properties at which hazardous substances have been or are being handled.  Although the Company has used operating and disposal practices that were standard in the industry at the time, hazardous substances may have been disposed of or released on or under the properties owned or leased by the Company, or on or under other locations where these wastes have been taken for disposal.  In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under Murphy’s control.  Under existing laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.  Certain of these historical properties are in various stages of negotiation, investigation, and/or cleanup and the Company is investigating the extent of any such liability and the availability of applicable defenses.
The Company has retained certain liabilities related to environmental and operational matters at formerly owned U.S. refineries that were sold in 2011.  The Company obtained insurance covering certain levels of environmental exposures related to past operations of these refineries.  The Company has not retained any environmental exposure associated with Murphy’s former U.S. marketing operations.  The Company believes costs related to these sites will not have a material adverse effect on Murphy’s net income, financial condition or liquidity in a future period.
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

	Total Assets at March 31, 2020	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(Millions of dollars)		External Revenues	Income (Loss)	External Revenues	Income (Loss)
Exploration and production ¹
United States	$7,619.5	511.5	(696.0)	500.8	116.2
Canada	2,154.2	89.7	(6.9)	126.8	7.5
Other	270.9	1.8	(52.3)	2.9	(28.3)
Total exploration and production	10,044.6	603.0	(755.2)	630.5	95.4
Corporate	1,140.5	400.7	251.4	—	(72.4)
Assets/revenue/income from continuing operations	11,185.1	1,003.7	(503.8)	630.5	23.0
Discontinued operations, net of tax	20.7	—	(4.9)	—	49.8
Total	$11,205.8	1,003.7	(508.7)	630.5	72.8
1 Additional details about results of oil and gas operations are presented in the table on pages 24.
Note P – Leases
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
Related Expenses
Expenses related to finance and operating leases included in the Consolidated Financial Statements are as follows:

		Three Months Ended March 31,
(Thousands of dollars)	Financial Statement Category	2020	2019
Operating lease [1,2]	Lease operating expenses	$71,601	48,671
Operating lease [2]	Transportation, gathering and processing	9,926	9,852
Operating lease [2]	Selling and general expense	3,469	3,109
Operating lease [2]	Other operating expense	414	—
Operating lease [2]	Property, plant and equipment	24,556	23,447
Operating lease [2]	Asset retirement obligations	—	3,024
Finance lease
Amortization of asset	Depreciation, depletion and amortization	268	210
Interest on lease liabilities	Interest expense, net	96	101
Sublease income	Other income	(306)	(217)
Net lease expense		$110,024	88,197

1  The three months ended March 31, 2020 and 2019 included variable lease expenses of $6.3 million and $7.2 million, respectively, primarily related to additional volumes processed at a gas processing plant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note P – Leases (Contd.)

2  The three months ended March 31, 2020 included $32.9 million for Lease operating expense, $1.4 million for Transportation, gathering and processing, $1.2 million for Selling and general expense and $15.4 million for Property, plant and equipment, net relating to short-term leases due within 12 months.  The three months ended March 31, 2019 included $12.0 million for Lease operating expense, $1.1 million for Selling and general expense, $20.1 million for Property, plant and equipment, net and $3.0 million for Asset retirement obligations relating to short-term leases.  Expenses primarily relate to drilling rigs and other oil and gas field equipment.
Maturity of Lease Liabilities໿

(Thousands of dollars)	Operating Leases [1]	Finance Leases	Total
2020	$103,106	801	103,907
2021	135,875	1,069	136,944
2022	116,818	1,069	117,887
2023	114,990	1,069	116,059
2024	110,652	1,069	111,721
Remaining	478,780	4,541	483,321
Total future minimum lease payments	1,060,221	9,618	1,069,839
Less imputed interest	(247,935)	(1,842)	(249,777)
Present value of lease liabilities [2]	$812,286	7,776	820,062
1 Excludes $256.7 million of minimum lease payments for leases entered but not yet commenced. These payments relate to an expansion of an existing gas processing plant and payments are anticipated to commence at the end of 2020 for 20 years.
2 Includes both the current and long-term portion of the lease liabilities.
Lease Term and Discount Rate

March 31, 2020
Weighted average remaining lease term:
Operating leases	9 years
Finance leases	9 years
Weighted average discount rate:
Operating leases	5.3%
Finance leases	5.1%

Other Information໿

	Three Months Ended March 31,
(Thousands of dollars)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$53,039	44,730
Operating cash flows from finance leases	102	102
Financing cash flows from finance leases	168	160
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases ¹	$274,237	311

1 The three months ended March 31, 2020 includes $268.8 million related to a 5-year lease for the Cascade/Chinook FPSO in the U.S. Gulf of Mexico.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note Q – Acquisitions
LLOG Acquisition:
In June 2019, the Company announced the completion of a transaction with LLOG Exploration Offshore L.L.C. and LLOG Bluewater Holdings, L.L.C., (LLOG) which was effective January 1, 2019. Through this transaction, Murphy acquired strategic deepwater Gulf of Mexico assets which added approximately 67 MMBOE of proven reserves at May 31, 2019.
Under the terms of the transaction, Murphy paid cash consideration of $1,236.2 million and has an obligation to pay additional contingent consideration of up to $200 million in the event that certain revenue thresholds are exceeded between 2019 and 2022; and $50 million following first oil from certain development projects.
The following table contains the preliminary purchase price allocations at fair value:

(Thousands of dollars)	LLOG (Preliminary)
Cash consideration paid	$1,236,165
Contingent consideration	89,444
Total purchase consideration	1,325,609
(Thousands of dollars)
Fair value of Property, plant and equipment	1,356,185
Other assets	6,697
Less: Asset retirement obligations	(37,273)
Total net assets	$1,325,609

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
Certain data necessary to complete the purchase price allocations are not yet available, and includes, but is not limited to, analysis of the underlying tax basis of the acquired assets and assumed liabilities as well as the final purchase price adjustments to be settled in 2020. We expect to complete the purchase price allocations during the 12-month periods following the acquisition dates of May 31, 2019, during which time the value of the assets and liabilities may be revised as appropriate.
Results of Operations
Murphy’s Consolidated Statement of Operations for the three month period ended March 31, 2020, included additional revenues of $93.7 million and pre-tax loss of $406.3 million attributable to the acquired LLOG assets (including impairment expense of $413.2 million).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
Overall Review
In the first quarter of 2020 the continued spread of coronavirus disease 2019 (COVID-19) has led to disruption in the global economy and a weakness in demand for crude oil. Additionally, certain major global suppliers of crude oil announced supply increases in the first quarter of 2020 which resulted in a contribution to the lower global commodity prices. Certain countries also announced unexpected price discounts of $6 to $8 per barrel to global customers. For the three months ended March 31, 2020, West Texas Intermediate (WTI) crude oil prices averaged approximately $46. The closing price for WTI at the end of the first quarter of 2020 was approximately $30 per barrel, reflecting a 50% reduction from the price at the end of 2019. The average price in April 2020 was $16.70 per barrel. As of May 5, 2020 closing, the NYMEX WTI forward curve price for June through December 2020 was $28.73 per barrel. The reduction in commodity prices will reduce the Company’s profits and operating cash-flows; this is discussed in more detail in the Outlook section on page 30.
For the three months ended March 31, 2020, the Company produced 199 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations.  The Company invested $378.0 million in capital expenditures, on a value of work done basis, in the three months ended March 31, 2020, which included $28.8 million to fund the development of the King’s Quay FPS. The Company reported net loss from continuing operations (which includes loss attributable to noncontrolling interest of $92.6 million) of $503.8 million for the three months ended March 31, 2020.
During the three-month period ended March 31, 2020, crude oil and condensate volumes from continuing operations were higher than the prior year period as a result of the LLOG acquisition in the second quarter of 2019. The additional income from higher volumes was partially offset by lower average quarterly oil prices that were below average comparable benchmark prices during 2019. The results are explained in more detail below.
Results of Operations
Murphy’s income (loss) by type of business is presented below.໿

	Income (Loss)
	Three Months Ended March 31,
(Millions of dollars)	2020	2019
Exploration and production	(755.2)	95.4
Corporate and other	251.4	(72.4)
(Loss) income from continuing operations	(503.8)	23.0
Discontinued operations ¹	(4.9)	49.8
Net (loss) income including noncontrolling interest	(508.7)	72.8
1 The Company has presented its Malaysia E&P operations and former U.K. and U.S. refining and marketing operations as discontinued operations in its consolidated financial statements.
Exploration and Production
Results of E&P continuing operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended March 31,
(Millions of dollars)	2020	2019
Exploration and production
United States	(696.0)	116.2
Canada	(6.9)	7.5
Other International	(52.3)	(28.3)
Total	(755.2)	95.4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

Other key performance metrics
The Company uses other operational performance and income metrics to review operational performance. The table below presents Earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA. Management uses EBITDA and adjusted EBITDA internally to evaluate the Company’s operational performance and trends between periods and relative to its industry competitors. EBITDA and adjusted EBITDA are non-GAAP financial measures and should not be considered a substitute for Net (loss) income or Cash provided by operating activities as determined in accordance with accounting principles generally accepted in the United States of America. Also presented below is adjusted EBITDA per barrel of oil equivalent sold. Management uses EBITDA per barrel of oil equivalent sold to evaluate the Company’s profitability of one barrel of oil equivalent sold in the period. Adjusted EBITDA per barrel of oil equivalent sold is a non-GAAP financial metric.

	Three Months Ended March 31,
(Millions of dollars, except per barrel of oil equivalents sold)	2020	2019
Net (loss) income attributable to Murphy (GAAP)	(416.1)	40.2
Income tax (benefit) expense	(91.5)	10.8
Interest expense, net	41.1	46.1
Depreciation, depletion and amortization expense ¹	286.2	212.1
EBITDA attributable to Murphy (Non-GAAP)	(180.3)	309.2
Impairment of assets ¹	866.4	—
Mark-to-market (gain) loss on crude oil derivative contracts	(358.3)	—
Mark-to-market (gain) loss on contingent consideration	(59.2)	13.5
Accretion of asset retirement obligations	10.0	9.3
Discontinued operations loss (income)	4.9	(49.8)
Inventory loss	4.8	—
Foreign exchange (gains) losses	(4.7)	2.6
Unutilized rig charges	3.5	—
Business development transaction costs	—	12.5
Write-off of previously suspended exploration wells	—	13.2
Adjusted EBITDA attributable to Murphy (Non-GAAP)	287.1	310.5

Total barrels of oil equivalents sold from continuing operations attributable to Murphy (thousands of barrels)	17,071	13,497

Adjusted EBITDA per barrel of oil equivalents sold	16.82	23.01
1 Depreciation, depletion, and amortization expense used in the computation of EBITDA excludes the portion attributable to the non-controlling interest.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

OIL AND GAS OPERATING RESULTS – THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Millions of dollars)	United States [1]	Canada	Other	Total
Three Months Ended March 31, 2020
Oil and gas sales and other operating revenues	$511.5	89.7	1.8	603.0
Lease operating expenses	178.2	30.6	0.3	209.1
Severance and ad valorem taxes	9.1	0.3	—	9.4
Transportation, gathering and processing	34.6	9.8	—	44.4
Depreciation, depletion and amortization	247.5	52.0	0.5	300.0
Impairment of assets	927.8	—	39.7	967.5
Accretion of asset retirement obligations	8.6	1.4	—	10.0
Exploration expenses
Dry holes and previously suspended exploration costs	0.1	—	—	0.1
Geological and geophysical	1.3	—	3.7	5.0
Other exploration	0.8	0.2	6.5	7.5
	2.2	0.2	10.2	12.6
Undeveloped lease amortization	5.1	0.2	2.2	7.5
Total exploration expenses	7.3	0.4	12.4	20.1
Selling and general expenses	3.7	4.4	1.6	9.7
Other	(45.7)	0.2	(1.2)	(46.7)
Results of operations before taxes	(859.6)	(9.4)	(51.5)	(920.5)
Income tax provisions (benefits)	(163.6)	(2.5)	0.8	(165.3)
Results of operations (excluding Corporate segment)	$(696.0)	(6.9)	(52.3)	(755.2)

Three months ended March 31, 2019
Oil and gas sales and other operating revenues	$500.8	126.8	2.9	630.5
Lease operating expenses	92.4	39.0	0.3	131.7
Severance and ad valorem taxes	9.8	0.3	—	10.1
Transportation, gathering and processing	31.6	7.9	—	39.5
Depreciation, depletion and amortization	163.9	59.5	1.0	224.4
Accretion of asset retirement obligations	7.8	1.5	—	9.3
Exploration expenses
Dry holes and previously suspended exploration costs	0.1	—	13.1	13.2
Geological and geophysical	0.5	—	5.5	6.0
Other exploration	1.2	0.1	4.0	5.3
	1.8	0.1	22.6	24.5
Undeveloped lease amortization	6.9	0.3	0.8	8.0
Total exploration expenses	8.7	0.4	23.4	32.5
Selling and general expenses	17.3	7.6	5.6	30.5
Other	30.6	0.2	0.3	31.1
Results of operations before taxes	138.7	10.4	(27.7)	121.4
Income tax provisions (benefits)	22.5	2.9	0.6	26.0
Results of operations (excluding Corporate segment)	$116.2	7.5	(28.3)	95.4
1 Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

Exploration and Production
First quarter 2020 vs. 2019
All amounts include amount attributable to a noncontrolling interest in MP GOM, unless otherwise noted.
United States E&P operations reported a loss of $696.0 million in the first three months of 2020 compared to income of $116.2 million in the first three months of 2019.  Results were $812.2 million unfavorable in the 2020 quarter compared to the 2019 period primarily due to an impairment charge ($927.8 million), higher lease operating expenses ($85.8 million), depreciation, depletion and amortization (DD&A: $83.6 million), and transportation, gathering, and processing charges ($3.0 million); partially offset by lower income tax expense ($186.1 million), other operating expense ($76.3 million), general and administrative (G&A: $13.6 million) and higher revenues ($10.7 million). The impairment charge is a result of lower forecast future prices, as a result of decreased demand and increased supply (as discussed above). Based on an evaluation of expected future cash flows from properties as of March 31, 2020, the Company did not have any other significant properties with carrying values that were impaired at that date. If quoted prices decline in future periods, the lower level of projected cash flows for properties could lead to future impairment charges being recorded. The Company cannot predict the amount or timing of impairment expenses that may be recorded in the future. Higher lease operating expenses and depreciation expense were due primarily to higher volumes from the LLOG acquisition in the second quarter of 2019 ($23.3 million) and a well workover at Cascade 4 ($45.9 million). Lower income tax expense is a result of pre-tax losses driven by the impairment charge. Lower other operating expense is primarily due to a favorable mark to market on contingent consideration from prior Gulf of Mexico (GOM) acquisitions ($59.2 million). Lower G&A is due to lower long-term incentive charges. Higher revenues were primarily due to higher volumes in the U.S. Gulf of Mexico (as a result of the LLOG acquisition in the second quarter of 2019).
Canadian E&P operations reported a loss of $6.9 million in the first three months of 2020 compared to income of $7.5 million in the first three months of 2019.  Results were unfavorable $14.4 million compared to the 2019 period primarily due to lower revenue ($37.1 million), partially offset by lower lease operating expense ($8.4 million), lower DD&A ($7.5 million), and lower income tax charges ($5.4 million). Lower revenues were due to lower oil and condensate prices versus the prior year, a shut-in at Terra Nova (starting in December 2019) and lower volumes at Hibernia due to timing of cargos. Lower lease operating expenses and lower DD&A were a result of lower sales.
Other international E&P operations reported a loss from continuing operations of $52.3 million in the first three months of 2020 compared to a net loss of $28.3 million in the prior year.  The 2020 results include an impairment charge of $39.7 million related to the Brunei asset.

Corporate
First quarter 2020 vs. 2019
Corporate activities, which include interest expense and income, foreign exchange effects, realized and unrealized gains/losses on crude oil contracts and corporate overhead not allocated to Exploration and Production, reported earnings of $251.4 million in the first three months of 2020 compared to a loss of $72.4 million in the first three months of 2019. The $323.8 million favorable variance is due to mark to market gains on forward swap commodity contracts ($400.7 million) compared to no forward contract activity in the first quarter of 2019 and higher tax charges ($89.1 million) on the mark to market gain. As of March 31, 2020, the average forward NYMEX WTI price for the remainder of the year was $29.01 (versus fixed hedge prices of $47.20 - $56.42; see below).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

The following table contains hydrocarbons produced during the three-month periods ended March 31, 2020 and 2019.

		Three Months Ended March 31,
Barrels per day unless otherwise noted		2020	2019
Continuing operations
Net crude oil and condensate
United States	Onshore	31,033	25,880
	Gulf of Mexico [1]	78,730	61,048
Canada	Onshore	6,833	6,457
	Offshore	5,138	7,928
Other		344	507
Total net crude oil and condensate - continuing operations		122,078	101,820
Net natural gas liquids
United States	Onshore	5,585	5,301
	Gulf of Mexico [1]	6,670	2,760
Canada	Onshore	1,401	1,093
Total net natural gas liquids - continuing operations		13,656	9,154
Net natural gas – thousands of cubic feet per day
United States	Onshore	31,962	29,279
	Gulf of Mexico [1]	81,950	19,575
Canada	Onshore	266,848	254,904
Total net natural gas - continuing operations		380,760	303,758
Total net hydrocarbons - continuing operations including NCI [2,3]		199,194	161,600
Noncontrolling interest
Net crude oil and condensate – barrels per day		(12,020)	(12,185)
Net natural gas liquids – barrels per day		(559)	(554)
Net natural gas – thousands of cubic feet per day		(5,091)	(3,895)
Total noncontrolling interest		(13,428)	(13,388)
Total net hydrocarbons - continuing operations excluding NCI [2,3]		185,767	148,212
Discontinued operations
Net crude oil and condensate – barrels per day		—	25,954
Net natural gas liquids – barrels per day		—	744
Net natural gas – thousands of cubic feet per day [2]		—	101,592
Total discontinued operations		—	43,630
Total net hydrocarbons produced excluding NCI [2,3]		185,767	191,842
1 2019 includes net volumes attributable to a noncontrolling interest in MP Gulf of Mexico, LLC (MP GOM).
2 Natural gas converted on an energy equivalent basis of 6:1
3 NCI – noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

The following table contains hydrocarbons sold during the three-month periods ended March 31, 2020 and 2019.

		Three Months Ended March 31,
Barrels per day unless otherwise noted		2020	2019
Continuing operations
Net crude oil and condensate
United States	Onshore	31,033	25,880
	Gulf of Mexico [1]	81,002	63,289
Canada	Onshore	6,833	6,457
	Offshore	5,175	7,932
Other		313	467
Total net crude oil and condensate - continuing operations		124,356	104,025
Net natural gas liquids
United States	Onshore	5,585	5,301
	Gulf of Mexico [1]	6,670	2,760
Canada	Onshore	1,401	1,093
Total net natural gas liquids - continuing operations		13,656	9,154
Net natural gas – thousands of cubic feet per day
United States	Onshore	31,962	29,279
	Gulf of Mexico [1]	81,950	19,575
Canada	Onshore	266,848	254,904
Total net natural gas - continuing operations		380,760	303,758
Total net hydrocarbons - continuing operations including NCI [2,3]		201,472	163,805
Noncontrolling interest
Net crude oil and condensate – barrels per day		(12,475)	(12,633)
Net natural gas liquids – barrels per day		(559)	(554)
Net natural gas – thousands of cubic feet per day [2]		(5,091)	(3,895)
Total noncontrolling interest		(13,883)	(13,836)
Total net hydrocarbons - continuing operations excluding NCI [2,3]		187,590	149,969

Discontinued operations
Net crude oil and condensate – barrels per day		—	26,260
Net natural gas liquids – barrels per day		—	663
Net natural gas – thousands of cubic feet per day [2]		—	101,592
Total discontinued operations		—	43,855
Total net hydrocarbons sold excluding NCI [2,3]		187,590	193,824
1 2019 includes net volumes attributable to a noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1
3 NCI – noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

The following table contains the weighted average sales prices excluding transportation cost deduction for the three-month periods ended March 31, 2020 and 2019.໿ Comparative periods are conformed to current presentation.

		Three Months Ended March 31,
		2020	2019
Weighted average Exploration and Production sales prices
Continuing operations
Crude oil and condensate – dollars per barrel
United States	Onshore	46.46	57.82
	Gulf of Mexico [1]	47.07	59.63
Canada [2]	Onshore	37.61	49.80
	Offshore	57.27	62.93
Other		65.55	67.90
Natural gas liquids – dollars per barrel
United States	Onshore	10.79	17.19
	Gulf of Mexico [1]	8.28	21.30
Canada [2]	Onshore	15.96	35.19
Natural gas – dollars per thousand cubic feet
United States	Onshore	1.85	2.87
	Gulf of Mexico [1]	2.01	2.54
Canada [2]	Onshore	1.62	2.15
Discontinued operations
Crude oil and condensate – dollars per barrel
Malaysia [3]	Sarawak	—	62.70
	Block K	—	65.40
Natural gas liquids – dollars per barrel
Malaysia [3]	Sarawak	—	53.10
Natural gas – dollars per thousand cubic feet
Malaysia [3]	Sarawak	—	4.54
	Block K	—	0.24
1 Prices include the effect of noncontrolling interest share for MP GOM.
2 U.S. dollar equivalent.
3  Prices are net of payments under the terms of the respective production sharing contracts.

Total hydrocarbon production from all E&P continuing operations averaged 199,194 barrels of oil equivalent per day in the first three months of 2020, which represented a 23% increase from the 161,600 barrels per day produced in the first three months of 2019. The increase is principally due to the acquisition of producing Gulf of Mexico assets as part of the LLOG acquisition in the second quarter of 2019.
Average crude oil and condensate production from continuing operations was 122,078 barrels per day in the first three months of 2020 compared to 101,820 barrels per day in the first three months of 2019. The increase of 20,258 barrels per day was principally due to higher volumes in the Gulf of Mexico (17,682 barrels per day) due to the acquisition of assets as part of the LLOG acquisition. On a worldwide basis, the Company’s crude oil and condensate prices averaged $46.66 per barrel in the first three months of 2020 compared to $58.86 per barrel in the 2019 period, a decrease of 21% year over year.
Total production of natural gas liquids (NGL) from continuing operations was 13,656 barrels per day in the first three months of 2020 compared to 9,154 barrels per day in the 2019 period.  The average sales price for U.S. NGL was $9.44 per barrel in 2020 compared to $18.63 per barrel in 2019.  The average sales price for NGL in Canada was $15.96 per barrel in 2020 compared to

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

$35.19 per barrel in 2019. NGL prices are higher in Canada due to the higher value of product produced at the Kaybob and Placid assets.
Natural gas sales volumes from continuing operations averaged 381 million cubic feet per day (MMCFD) in the first three months of 2020 compared to 304 MMCFD in 2019.  The increase of 77 MMCFD was a primarily the result of higher volumes in the Gulf of Mexico (62 MMCFD) and the Canadian Tupper asset (23 MMCFD).  Higher volumes in the Gulf of Mexico are due to the acquisition of assets related to the LLOG transaction. Higher volumes at the Tupper asset are due to higher number of wells operating and improved type curves.
Natural gas prices for the total Company averaged $1.73 per thousand cubic feet (MCF) in the 2020 quarter, versus $2.24 per MCF average in the same quarter of 2019.  Average prices in the US and Canada in the quarter were $1.98 and $1.62 respectively.
Additional details about results of oil and gas operations are presented in the tables on pages 24.

Financial Condition
Cash Provided by Operating Activities
Net cash provided by continuing operating activities was $392.7 million for the first three months of 2020 compared to $217.2 million during the same period in 2019.  The increased cash from operating activities is primarily attributable to higher revenues from the LLOG acquisition. The impact of lower March and April prices are not reflected in lower cash from operating activities in the quarter because receivables related to March sales to customers are cash settled in the second quarter of 2020 (and hence operating cash reflects the revenue from December, January and February when oil prices were higher than March).
Cash Used in Investing Activities
Cash used for property additions and dry holes, which includes amounts expensed, were $354.8 million and $270.3 million in the three-month periods ended March 31, 2020 and 2019, respectively.  Also in 2020, $21.3 million was used to fund the development of the King’s Quay FPS which is expected to be refunded on the closing of a transaction to sell this asset to a third party. Higher property additions are a result of higher capital expenditures at the Eagleford Shale and higher capital accruals in the first quarter of 2019. As a result of the lower commodity prices, the Company has made significant reductions to its planned 2020 capital spending for the remaining three quarters of 2020. See Outlook section on page 30.
Total accrual basis capital expenditures were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2020	2019
Capital Expenditures
Exploration and production	$374.5	342.5
Corporate	3.5	4.1
Total capital expenditures	$378.0	346.6
A reconciliation of property additions and dry hole costs in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

	Three Months Ended March 31,
(Millions of dollars)	2020	2019
Property additions and dry hole costs per cash flow statements	$354.8	270.4
Property additions King's Quay per cash flow statements	21.3	—
Geophysical and other exploration expenses	11.6	11.3
Capital expenditure accrual changes and other	(9.7)	64.9
Total capital expenditures	$378.0	346.6
The increase in capital expenditures in the exploration and production business in 2020 compared to 2019 was primarily attributable to higher development drilling activities in Eagle Ford Shale and the King’s Quay FPS development project.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (contd.)
Financial Condition (contd.)

Cash Provided by Financing Activities
Net cash provided by financing activities was $87.8 million for the first three months of 2020 compared to net cash used by financing activities of $69.0 million during the same period in 2019. In 2020, the cash provided by financing activities was principally from borrowings on the Company’s unsecured revolving credit facility ($170.0 million). Total cash dividends to shareholders amounted to $38.4 million for the three months ended March 31, 2020 compared to $43.4 million in the same period of 2019 due to shares repurchased throughout 2019. As of March 31, 2020 and in the event it is required to fund investing activities from borrowings, the Company has $1,426.1 million available on its committed revolving credit facility.
Working Capital
Working capital (total current assets less total current liabilities – excluding assets and liabilities held for sale) at March 31, 2020 was $271.8 million, $350.8 million higher than December 31, 2019, with the increase primarily attributable to a higher cash balance ($101.0 million), higher accounts receivable ($170.6 million; see above), offset by lower accounts payable ($47.5 million) and lower other accrued liabilities ($42.2 million).
Capital Employed
At March 31, 2020, long-term debt of $2,970.2 million had increased by $166.9 million compared to December 31, 2019, as a result of borrowing on the revolving credit facility ($170.0 million;).  The fixed-rate notes had a weighted average maturity of 7.5 years and a weighted average coupon of 5.8 percent.
A summary of capital employed at March 31, 2020 and December 31, 2019 follows.

	March 31, 2020		December 31, 2019
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$2,970.2	37.8%	$2,803.4	33.9%
Murphy shareholders' equity	4,886.1	62.2%	5,467.5	66.1%
Total capital employed	$7,856.4	100.0%	$8,270.8	100.0%
Cash and invested cash are maintained in several operating locations outside the United States.  At March 31, 2020, Cash and cash equivalents held outside the U.S. included U.S. dollar equivalents of approximately $88.6 million in Canada.  In addition, $19.4 million of cash was held in the United Kingdom and $15.5 million was held in Brunei (both of which were reported in current Assets held for sale on the Company’s Consolidated Balance Sheet at March 31, 2020).  In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods.  Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S.
Accounting changes and recent accounting pronouncements – see Note B
Outlook
As discussed in the Overall Review section on page 22, average crude oil prices for the remainder of 2020 have decreased from the average prices during the first quarter of 2020 and are expected to result in significantly lower profits and operating cash-flows versus the first quarter of 2020. For the month of April 2020, production averaged approximately 179 MBOEPD, while approximately 7 MBOEPD was not produced due to curtailments and shut-ins primarily onshore. The Company anticipates approximately 40 MBOEPD of production shut-ins and curtailments for the month of May, with the majority planned from offshore wells. These decisions are made each month based on current pricing, and therefore June production curtailments are unknown at this time. Given current market volatility and the potential for additional curtailments in the coming months, the company cannot accurately guide production for the full second quarter. Additionally, the company’s previous full year 2020 guidance should no longer be relied upon.
In response to the COVID-19 pandemic and reduced commodity prices, the Company has reduced 2020 capital expenditures significantly from the original plan of $1.4 billion to $1.5 billion to a mid-point of $740.0 million. The Company has also embarked on a cost reduction plan for both future direct operational expenditures and general and administrative costs. The Company will primarily fund its remaining capital program in 2020 using operating cash flow but will supplement funding where necessary with borrowings under the available revolving credit facility. The Company is closely monitoring the impact of lower commodity prices on its financial position and is currently in compliance with the covenants related to the revolving credit facility (see Note F). The Company’s response to COVID-19 is discussed in more detail in the risk factors on page 33.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

As of May 5, 2020, the Company has entered into derivative or forward fixed-price delivery contracts to manage risk associated with certain future oil and natural gas sales prices as follows:

	Commodity	Type	Volumes (Bbl/d)	Price (USD/Bbl)	Remaining Period
Area					Start Date	End Date
United States	WTI ¹	Fixed price derivative swap	45,000	$56.42	4/1/2020	4/30/2020
United States	WTI	Fixed price derivative swap	65,000	$47.20	5/1/2020	6/30/2020
United States	WTI	Fixed price derivative swap	45,000	$56.42	7/1/2020	12/31/2020

			Volumes (MMcf/d)	Price (CAD/Mcf)	Remaining Period
Area	Commodity	Type			Start Date	End Date
Montney	Natural Gas	Fixed price forward sales at AECO	59	C$2.81	4/1/2020	12/31/2020
Montney	Natural Gas	Fixed price forward sales at AECO	25	C$2.62	1/1/2021	12/31/2021
1 West Texas Intermediate

Forward-Looking Statements
This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are generally identified through the inclusion of words such as “aim”, “anticipate”, “believe”, “drive”, “estimate”, “expect”, “expressed confidence”, “forecast”, “future”, “goal”, “guidance”, “intend”, “may”, “objective”, “outlook”, “plan”, “position”, “potential”, “project”, “seek”, “should”, “strategy”, “target”, “will” or variations of such words and other similar expressions. These statements, which express management’s current views concerning future events or results, are subject to inherent risks and uncertainties. Factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement include, but are not limited to: macro conditions in the oil and gas industry, including supply/demand levels, actions taken by major oil exporters and the resulting impacts on commodity prices; increased volatility or deterioration in the success rate of our exploration programs or in our ability to maintain production rates and replace reserves; reduced customer demand for our products due to environmental, regulatory, technological or other reasons; adverse foreign exchange movements; political and regulatory instability in the markets where we do business; the impact on our operations or market of health pandemics such as COVID-19 and related government responses; other natural hazards impacting our operations or markets; any other deterioration in our business, markets or prospects; any failure to obtain necessary regulatory approvals; any inability to service or refinance our outstanding debt or to access debt markets at acceptable prices; or adverse developments in the U.S. or global capital markets, credit markets or economies in general. For further discussion of factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement, see “Risk Factors” in Murphy’s 2019 Annual Report on Form 10-K on file with the U.S. Securities and Exchange Commission and on page 33 of this Form 10-Q report.  Murphy undertakes no duty to publicly update or revise any forward-looking statements.

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
There were commodity transactions in place at March 31, 2020, covering certain future U.S. crude oil sales volumes in 2020.  A 10% increase in the respective benchmark price of these commodities would have decreased the net receivable associated with these derivative contracts by approximately $40.6 million, while a 10% decrease would have increased the recorded receivable by a similar amount.
There were no derivative foreign exchange contracts in place at March 31, 2020.
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
During the quarter ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The Company’s operations in the oil and gas business naturally lead to various risks and uncertainties.  These risk factors are discussed in Item 1A Risk Factors in its 2019 Form 10-K filed on February 27, 2020.  The Company has not identified any additional risk factors not previously disclosed in its 2019 Form 10-K report, except as discussed below.
Volatility in the global prices of crude oil, natural gas liquids and natural gas can significantly affect the Company’s operating results.
Among the most significant variable factors impacting the Company’s results of operations are the sales prices for crude oil, natural gas liquids and natural gas that it produces. Many of the factors influencing prices of crude oil and natural gas are beyond our control. These factors include:

•	worldwide and domestic supplies of and demand for crude oil, natural gas liquids and natural gas;

•	the ability of the members of OPEC and certain non-OPEC members, for example, certain major suppliers such as Russia and Saudi Arabia, to agree to and maintain production levels;

•	the production levels of non-OPEC countries, including production levels in the shale plays in the United States;

•	the level of drilling, completion and production activities by other exploration and production companies, and variability therein, in response to market conditions;

•	political instability or armed conflict in oil and natural gas producing regions;

•	changes in weather patterns and climate;

•	natural disasters such as hurricanes and tornadoes;

•	the price and availability of alternative and competing forms of energy, such as nuclear, hydroelectric, wind or solar;

•	the effect of conservation efforts;

•
the occurrence or threat of epidemics or pandemics, such as the recent outbreak of coronavirus disease 2019 (COVID-19), or any government response to such occurrence or threat which may lower the demand for hydrocarbon fuels;

•	technological advances affecting energy consumption and energy supply;

•	domestic and foreign governmental regulations and taxes, including further legislation requiring, subsidizing or providing tax benefits for the use of alternative energy sources and fuels; and

•	general economic conditions worldwide.
In the first quarter of 2020, certain major global suppliers announced supply increases in oil which resulted in a contribution to the lower global commodity prices. Certain countries have also announced unexpected price discounts of $6 to $8 per barrel to global customers. Subsequent to the end of the quarter the OPEC+ group of producers reportedly agreed to cut output by 9.7 million barrels of oil per day in May and June 2020.
Further, the recent global downturn, largely triggered by the COVID-19 pandemic (discussed below) has impacted demand, and hence applying further downward pressure on hydrocarbon energy prices. The longer the COVID-19 pandemic continues, including prolonged government restrictions on businesses and reduced activity of consumers, the longer the downward pressure will be applied.
For the three months ended March 31, 2020, West Texas Intermediate (WTI) crude oil prices averaged approximately $46. The closing price for WTI at the end of the first quarter of 2020 was approximately $30 per barrel, reflecting a 50% reduction from the price at the end of 2019. In comparison, WTI averaged approximately $57 in 2019, $65 in 2018 and $51 in 2017. The closing price for WTI at the end of 2019 was approximately $60 per barrel. As of May 5, 2020 closing, the NYMEX WTI forward curve price for June through December 2020 was $28.73. The current futures forward curve indicates that prices may continue at or near current prices for an extended time. Certain U.S. and Canadian crude oils are priced from oil indices other than WTI, and these indices are influenced by different supply and demand forces than those that affect the WTI prices. The most common crude oil indices used to price the Company’s crude include Heavy Louisiana Sweet (HLS), Magellan East Houston (MEH; also referred to as WTI Houston), Mars, and Brent. In the first quarter of 2020, HLS and MEH averaged $49 per barrel while Brent averaged $50 a barrel.

The average New York Mercantile Exchange (NYMEX) natural gas sales price for the first three months of 2020 was $1.88 per million British Thermal Units (MMBTU). The closing price for NYMEX natural gas as of March 31, 2020, was $1.75 per MMBTU. In comparison, NYMEX was $2.52 in 2019, $3.12 in 2018 and $2.96 per MMBTU in 2017 The closing price for NYMEX natural gas as of December 31, 2019, was $2.19 per MMBTU. The Company also has exposure to the Canadian benchmark natural gas price, AECO, which averaged $1.33 per MMBTU in 2019.  The Company has entered into certain forward fixed price contracts as detailed in the Outlook section on page 41 and certain variable netback contracts providing exposure to Malin and Chicago City Gate prices.
Lower prices may materially and adversely affect our results of operations, cash flows and financial condition, and this trend could continue during 2020 and beyond. Lower oil and natural gas prices could reduce the amount of oil and natural gas that the Company can economically produce, resulting in a reduction in the proved oil and natural gas reserves we could recognize. The Company cannot predict how changes in the sales prices of oil and natural gas will affect the results of operations in future periods. The Company has hedged a portion of its exposure to the effects of changing prices of crude oil and natural gas by selling forwards, swaps and other forms of derivative contracts. The Company markets a portion of Canadian natural gas production to locations other than AECO and through physical forward sales.
See Note L - Financial Instruments and Risk Management for additional information on the derivative instruments used to manage certain risks related to commodity prices.
We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.
We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. In the first quarter of 2020 the continued spread of COVID-19 has led to disruption in the global economy and weakness in demand in crude oil, natural gas liquids and natural gas, which has applied downward pressure on global commodity prices. See “Volatility in the global prices of crude oil, natural gas liquids and natural gas can significantly affect the Company’s operating results.”
If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted and decrease our ability to produce, oil, natural gas liquids and natural gas. We may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.
It is possible that the continued spread of COVID-19 could also further cause disruption in our supply chain; cause delay, or limit the ability of vendors and customers to perform, including in making timely payments to us; and cause other unpredictable events. The impact of COVID-19 has impacted capital markets, which may increase the cost of capital and adversely impact access to capital. The impact on capital markets may also impact our customers financial position and recoverability of our receivables from sales to customers.
We continue to work with our stakeholders (including customers, employees, suppliers, financial and lending institutions and local communities) to address responsibly this global pandemic. We continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. The Company has initiated an aggressive cost and capital expenditures reduction program in response to the lower commodity price as a result of weaker demand caused by the COVID-19 pandemic.
We cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial position, results of operations and/or cash flows. The extent to which the COVID-19 or other health pandemics or epidemics may impact our results will depend on future developments, which are highly uncertain and cannot be predicted.
The Company is exposed to credit risks associated with (i) sales of certain of its products to customers, (ii) its joint venture partners and (iii) other counterparties.
Murphy is exposed to credit risk in three principle areas:

•	Accounts receivable credit risk from selling its produced commodity to customers;

•
Other joint venture partners related to certain oil and natural gas properties operated by the Company. These joint venture partners may not be able to meet their financial obligation to pay for their share of capital and operating costs as they come due; and

•	Counterparty credit risk related to forward price commodity hedge contracts to protect its cash flows against lower oil and natural gas prices
To mitigate these risks the Company:

•	Actively monitors the credit worthiness of all its customers, joint venture partners, and forward commodity hedge counterparties;

•
Given the inherent credit risks in a cyclical commodity price business, the Company has increased the focus on its review of joint venture partners and the ultimate exposure and planning suitable actions should a joint venture partner fail to pay its share of capital and operating expenditures.

The inability of a purchaser of the Company’s oil or natural gas, a joint venture partner of the Company, or counterparty in a forward price commodity hedge to meet their respective payment obligations to the Company could have an adverse effect on Murphy’s future earnings and cash flows.
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
Christopher D. Hulse
Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
May 7, 2020
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