Form 10-Q
period 2020-06-30
MURPHY OIL CORP
filed 2020-08-06
CIK 717423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-8590
MURPHY OIL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		71-0361522
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
9805 Katy Fwy, Suite G-200		77024
Houston,	Texas	(Zip Code)
(Address of principal executive offices)
(281)		675-9000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1.00 Par Value	MUR	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Number of shares of Common Stock, $1.00 par value, outstanding at July 31, 2020 was 153,598,625.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS (unaudited)

(Thousands of dollars)	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$145,505	306,760
Accounts receivable, less allowance for doubtful accounts of $1,605 in 2020 and 2019	372,549	426,684
Inventories	59,728	76,123
Prepaid expenses	61,271	40,896
Assets held for sale	124,337	123,864
Total current assets	763,390	974,327
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $10,603,617 in 2020 and $9,333,646 in 2019	8,891,419	9,969,743
Operating lease assets	779,591	598,293
Deferred income taxes	290,006	129,287
Deferred charges and other assets	29,624	46,854
Total assets	$10,754,030	11,718,504
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$366,205	602,096
Income taxes payable	18,646	19,049
Other taxes payable	16,988	18,613
Operating lease liabilities	103,341	92,286
Other accrued liabilities	151,848	197,447
Liabilities associated with assets held for sale	13,711	13,298
Total current liabilities	670,739	942,789
Long-term debt, including capital lease obligation	2,956,419	2,803,381
Asset retirement obligations	844,545	825,794
Deferred credits and other liabilities	628,904	613,407
Non-current operating lease liabilities	697,674	521,324
Deferred income taxes	182,267	207,198
Total liabilities	5,980,548	5,913,893
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	—	—
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares in 2020 and 195,089,269 shares in 2019	195,101	195,089
Capital in excess of par value	931,429	949,445
Retained earnings	5,823,426	6,614,304
Accumulated other comprehensive loss	(690,341)	(574,161)
Treasury stock	(1,691,070)	(1,717,217)
Murphy Shareholders' Equity	4,568,545	5,467,460
Noncontrolling interest	204,937	337,151
Total equity	4,773,482	5,804,611
Total liabilities and equity	$10,754,030	11,718,504
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars, except per share amounts)	2020	2019	2020	2019
Revenues and other income
Revenue from sales to customers	$285,745	680,436	886,303	1,309,790
(Loss) gain on crude contracts	(75,880)	57,916	324,792	57,916
Gain on sale of assets and other income	1,677	5,598	4,175	6,790
Total revenues and other income	211,542	743,950	1,215,270	1,374,496
Costs and expenses
Lease operating expenses	144,644	137,132	353,792	268,828
Severance and ad valorem taxes	6,442	13,072	15,864	23,169
Transportation, gathering and processing	41,090	34,901	85,457	74,443
Exploration expenses, including undeveloped lease amortization	29,468	30,674	49,594	63,212
Selling and general expenses	39,100	57,532	75,872	120,892
Restructuring expenses	41,397	—	41,397	—
Depreciation, depletion and amortization	231,446	264,302	537,548	493,708
Accretion of asset retirement obligations	10,469	9,897	20,435	19,237
Impairment of assets	19,616	—	987,146	—
Other (benefit) expense	22,007	25,437	(23,181)	55,442
Total costs and expenses	585,679	572,947	2,143,924	1,118,931
Operating (loss) income from continuing operations	(374,137)	171,003	(928,654)	255,565
Other income (loss)
Interest and other income (loss)	(5,171)	(8,968)	(4,930)	(13,716)
Interest expense, net	(38,598)	(54,096)	(79,695)	(100,165)
Total other loss	(43,769)	(63,064)	(84,625)	(113,881)
(Loss) income from continuing operations before income taxes	(417,906)	107,939	(1,013,279)	141,684
Income tax (benefit) expense	(94,773)	9,115	(186,306)	19,937
(Loss) income from continuing operations	(323,133)	98,824	(826,973)	121,747
(Loss) income from discontinued operations, net of income taxes	(1,267)	24,418	(6,129)	74,264
Net (loss) income including noncontrolling interest	(324,400)	123,242	(833,102)	196,011
Less: Net (loss) income attributable to noncontrolling interest	(7,216)	30,970	(99,814)	63,557
NET (LOSS) INCOME ATTRIBUTABLE TO MURPHY	$(317,184)	92,272	(733,288)	132,454
(LOSS) INCOME PER COMMON SHARE – BASIC
Continuing operations	$(2.05)	0.40	(4.74)	0.34
Discontinued operations	(0.01)	0.15	(0.04)	0.44
Net (loss) income	$(2.06)	0.55	(4.78)	0.78
(LOSS) INCOME PER COMMON SHARE – DILUTED
Continuing operations	$(2.05)	0.40	(4.74)	0.34
Discontinued operations	(0.01)	0.14	(0.04)	0.43
Net (loss) income	$(2.06)	0.54	(4.78)	0.77
Cash dividends per Common share	0.13	0.25	0.38	0.50
Average Common shares outstanding (thousands)
Basic	153,581	168,538	153,429	170,556
Diluted	153,581	169,272	153,429	171,433
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2020	2019	2020	2019
Net (loss) income including noncontrolling interest	$(324,400)	123,242	(833,102)	196,011
Other comprehensive (loss) income, net of tax
Net (loss) gain from foreign currency translation	50,568	28,606	(67,843)	54,055
Retirement and postretirement benefit plans	(39,234)	2,762	(48,945)	5,516
Deferred loss on interest rate hedges reclassified to interest expense	309	586	608	1,171
Other comprehensive (loss) income	11,643	31,954	(116,180)	60,742
COMPREHENSIVE (LOSS) INCOME	$(312,757)	155,196	(949,282)	256,753
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(Thousands of dollars)	2020	2019
Operating Activities
Net (loss) income including noncontrolling interest	$(833,102)	196,011
Adjustments to reconcile net (loss) income to net cash (required) provided by continuing operations activities:
Loss (income) from discontinued operations	6,129	(74,264)
Depreciation, depletion and amortization	537,548	493,708
Previously suspended exploration costs	7,677	12,901
Amortization of undeveloped leases	14,770	15,150
Accretion of asset retirement obligations	20,435	19,237
Impairment of assets	987,146	—
Noncash restructuring expense	17,565	—
Deferred income tax (benefit) expense	(167,902)	18,001
Mark to market (gain) loss on contingent consideration	(43,529)	28,890
Mark to market (gain) loss on crude contracts	(173,848)	(50,831)
Long-term non-cash compensation	22,760	44,755
Net decrease (increase) in noncash operating working capital	1,335	(5,366)
Other operating activities, net	(27,605)	(42,761)
Net cash provided by continuing operations activities	369,379	655,431
Investing Activities
Property additions and dry hole costs	(537,601)	(645,169)
Property additions for King's Quay FPS	(51,635)	—
Acquisition of oil and gas properties	—	(1,226,261)
Proceeds from sales of property, plant and equipment	—	16,816
Net cash required by investing activities	(589,236)	(1,854,614)
Financing Activities
Borrowings on revolving credit facility	370,000	1,075,000
Repayment of revolving credit facility	(200,000)	—
Cash dividends paid	(57,590)	(85,503)
Distributions to noncontrolling interest	(32,400)	(68,776)
Early retirement of debt	(12,225)	—
Withholding tax on stock-based incentive awards	(7,247)	(6,991)
Debt issuance, net of cost	(613)	—
Proceeds from term loan and other loans	371	500,000
Capital lease obligation payments	(336)	(335)
Repurchase of common stock	—	(299,924)
Net cash provided by financing activities	59,960	1,113,471
Cash Flows from Discontinued Operations [1]
Operating activities	(1,202)	122,272
Investing activities	4,494	(49,798)
Financing activities	—	(4,914)
Net cash provided by discontinued operations	3,292	67,560
Cash transferred from discontinued operations to continuing operations	—	48,565
Effect of exchange rate changes on cash and cash equivalents	(1,358)	3,268
Net increase (decrease) in cash and cash equivalents	(161,255)	(33,879)
Cash and cash equivalents at beginning of period	306,760	359,923
Cash and cash equivalents at end of period	$145,505	326,044
1  Net cash provided by discontinued operations is not part of the cash flow reconciliation. See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2020	2019	2020	2019
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	$—	—	—	—
Common Stock – par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares at June 30, 2020 and 195,083,364 shares at June 30, 2019
Balance at beginning of period	195,101	195,083	195,089	195,077
Exercise of stock options	—	—	12	6
Balance at end of period	195,101	195,083	195,101	195,083
Capital in Excess of Par Value
Balance at beginning of period	924,930	924,904	949,445	979,642
Exercise of stock options, including income tax benefits	—	—	(156)	(123)
Restricted stock transactions and other	(636)	—	(33,240)	(38,732)
Share-based compensation	7,135	9,040	15,380	17,676
Adjustments to acquisition valuation	—	—	—	(24,519)
Balance at end of period	931,429	933,944	931,429	933,944
Retained Earnings
Balance at beginning of period	6,159,808	5,627,081	6,614,304	5,513,529
Net (loss) income for the period	(317,184)	92,272	(733,288)	132,454
Sale and leaseback gain recognized upon adoption of ASC 842, net of tax impact	—	—	—	116,768
Cash dividends	(19,198)	(42,105)	(57,590)	(85,503)
Balance at end of period	5,823,426	5,677,248	5,823,426	5,677,248
Accumulated Other Comprehensive Loss
Balance at beginning of period	(701,984)	(580,999)	(574,161)	(609,787)
Foreign currency translation (loss) gain, net of income taxes	50,568	28,606	(67,843)	54,055
Retirement and postretirement benefit plans, net of income taxes	(39,234)	2,762	(48,945)	5,516
Deferred loss on interest rate hedges reclassified to interest expense, net of income taxes	309	586	608	1,171
Balance at end of period	(690,341)	(549,045)	(690,341)	(549,045)
Treasury Stock
Balance at beginning of period	(1,691,706)	(1,217,293)	(1,717,217)	(1,249,162)
Purchase of treasury shares	—	(299,924)	—	(299,924)
Awarded restricted stock, net of forfeitures	636	—	26,147	31,869
Balance at end of period – 41,512,066 shares of Common Stock in 2020 and 32,832,771 shares of Common Stock in 2019, at cost	(1,691,070)	(1,517,217)	(1,691,070)	(1,517,217)
Murphy Shareholders’ Equity	4,568,545	4,740,013	4,568,545	4,740,013
Noncontrolling Interest
Balance at beginning of period	212,154	377,901	337,151	368,343
Acquisition closing adjustments	—	—	—	(4,592)
Net (loss) income attributable to noncontrolling interest	(7,216)	30,970	(99,814)	63,557
Distributions to noncontrolling interest owners	(1)	(50,339)	(32,400)	(68,776)
Balance at end of period	204,937	358,532	204,937	358,532
Total Equity	$4,773,482	5,098,545	4,773,482	5,098,545
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
In connection with the LLOG acquisition, further discussed in Note P – Acquisitions, we hold a 0.5% interest in two variable interest entities (VIEs), Delta House Oil and Gas Lateral LLC and Delta House Floating Production System (FPS) LLC (collectively Delta House). These VIEs have not been consolidated because we are not considered the primary beneficiary. These non-consolidated VIEs are not material to our financial position or results of operations. As of June 30, 2020, our maximum exposure to loss was $3.5 million, which represents our net investment in Delta House. We have not provided any financial support to Delta House other than amounts previously required by our membership interest.
INTERIM FINANCIAL STATEMENTS – In the opinion of Murphy’s management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at June 30, 2020 and December 31, 2019, and the results of operations, cash flows and changes in stockholders’ equity for the interim periods ended June 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America (U.S.).  In preparing the financial statements of the Company in conformity with accounting principles generally accepted in the U.S., management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities.  Actual results may differ from the estimates.
Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2019 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report.  Financial results for the three-month and six-month periods ended June 30, 2020 are not necessarily indicative of future results.
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
For the three-month and six-month periods ended June 30, 2020, the Company recognized $285.7 million and $886.3 million, respectively, from contracts with customers for the sales of oil, natural gas liquids and natural gas. For the three-month and six-month periods ended June 30, 2019, the Company recognized $680.4 million and $1,309.8 million respectively, from contracts with customers for the sales of oil, natural gas liquids and natural gas.

		Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)		2020	2019	2020	2019
Net crude oil and condensate revenue
United States	Onshore	$54,550	193,565	185,786	328,241
	Offshore	150,253	352,281	497,225	691,944
Canada	Onshore	11,527	28,031	34,910	56,972
	Offshore	11,077	42,355	35,691	87,279
Other		(58)	3,123	1,806	5,975
Total crude oil and condensate revenue		227,349	619,355	755,418	1,170,411

Net natural gas liquids revenue
United States	Onshore	3,876	8,719	9,379	16,940
	Offshore	3,464	4,478	8,490	9,770
Canada	Onshore	1,276	2,775	3,310	6,236
Total natural gas liquids revenue		8,616	15,972	21,179	32,946

Net natural gas revenue
United States	Onshore	4,090	7,340	9,648	14,914
	Offshore	10,665	9,219	25,660	13,696
Canada	Onshore	35,025	28,550	74,398	77,823
Total natural gas revenue		49,780	45,109	109,706	106,433
Total revenue from contracts with customers		285,745	680,436	886,303	1,309,790

(Loss) gain on crude contracts		(75,880)	57,916	324,792	57,916
Gain on sale of assets and other income		1,677	5,598	4,175	6,790
Total revenue and other income		$211,542	743,950	1,215,270	1,374,496
Contract Balances and Asset Recognition
As of June 30, 2020, and December 31, 2019, receivables from contracts with customers, net of royalties and associated payables, on the balance sheet from continuing operations, were $101.3 million and $186.8 million, respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on a forward-looking expected loss model in accordance with ASU 2016-13 (see Note B), the Company did not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.
The Company has not entered into any upstream oil and gas sale contracts that have financing components as at June 30, 2020.
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
As of June 30, 2020, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period of more than 12 months starting at the inception of the contract:
໿

Current Long-Term Contracts Outstanding at June 30, 2020
Approximate Volumes
Location	Commodity	End Date	Description
U.S.	Oil	Q4 2021	Fixed quantity delivery in Eagle Ford	17,000 BOED
U.S.	Natural Gas and NGL	Q1 2023	Deliveries from dedicated acreage in Eagle Ford	As produced
Canada	Natural Gas	Q4 2020	Contracts to sell natural gas at Alberta AECO fixed prices	59 MMCFD
Canada	Natural Gas	Q4 2020	Contracts to sell natural gas at USD Index pricing	60 MMCFD
Canada	Natural Gas	Q4 2021	Contracts to sell natural gas at USD Index pricing	10 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at USD Index pricing	30 MMCFD
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at USD Index pricing	38 MMCFD
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at USD Index pricing	11 MMCFD
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
At June 30, 2020, the Company had total capitalized exploratory well costs for continuing operations pending the determination of proved reserves of $180.1 million.  The following table reflects the net changes in capitalized exploratory well costs during the six-month periods ended June 30, 2020 and 2019.

(Thousands of dollars)	2020	2019
Beginning balance at January 1	$217,326	207,855
Additions pending the determination of proved reserves	2,328	50,307
Capitalized exploratory well costs charged to expense	(39,519)	(13,145)
Balance at June 30	$180,135	245,017
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

	June 30,
	2020			2019

(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$24,429	3	3	33,125	3	2
One to two years	30,691	2	2	61,293	1	1
Two to three years	—	—	—	27,266	1	1
Three years or more	125,015	6	—	123,333	5	—
	$180,135	11	5	245,017	10	4
Of the $155.7 million of exploratory well costs capitalized more than one year at June 30, 2020, $87.6 million is in Vietnam, $27.4 million is in the U.S., $25.2 million is in Brunei, and $15.5 million is in Mexico.  In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.
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
Acquisitions
In 2016, a Canadian subsidiary of Murphy Oil acquired a 70% operated working interest (WI) in Athabasca Oil Corporation’s (Athabasca) production, acreage, infrastructure and facilities in the Kaybob Duvernay lands, and a 30% non-operated WI in Athabasca’s production, acreage, infrastructure and facilities in the liquids rich Placid Montney lands in Alberta, the majority of which was unproved.  As part of the transaction, Murphy agreed to pay an additional $168.0 million in the form of a carried interest on the Kaybob Duvernay property.  As of June 30, 2020, all of the carried interest had been fully utilized.
Impairments
In 2020, declines in future oil and natural gas prices (principally driven by reduced demand in response to the COVID-19 pandemic and increased supply in the first quarter of 2020 from foreign oil producers and - see Risk Factors on page 39) led to impairments in certain of the Company’s U.S. Offshore and Other Foreign properties. The Company recorded pretax noncash impairment charges of $987.1 million to reduce the carrying values to their estimated fair values at select properties.
The fair values were determined by internal discounted cash flow models using estimates of future production, prices, costs and discount rates believed to be consistent with those used by principal market participants in the applicable region.
The following table reflects the recognized impairments for the six months ended June 30, 2020.

Six Months Ended
(Thousands of dollars)	June 30, 2020
U.S.	$947,437
Other Foreign	39,709
$987,146

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note E – Discontinued Operations and Assets Held for Sale
The Company has accounted for its former Malaysian exploration and production operations and its former U.K., U.S. refining and marketing operations as discontinued operations for all periods presented.  The results of operations associated with discontinued operations for the three-month and six-month periods ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2020	2019	2020	2019
Revenues	$1	159,961	4,074	355,373
Costs and expenses
Lease operating expenses	—	58,160	—	120,876
Depreciation, depletion and amortization	—	2,345	—	33,698
Other costs and expenses (benefits)	1,268	57,401	10,203	70,481
(Loss) income before taxes	(1,267)	42,055	(6,129)	130,318
Income tax expense	—	17,637	—	56,054
(Loss) income from discontinued operations	$(1,267)	24,418	(6,129)	74,264
The following table presents the carrying value of the major categories of assets and liabilities of the Brunei exploration and production operations, the U.K. refining and marketing operations and the Company’s office building in El Dorado, AR and two airplanes that are reflected as held for sale on the Company’s Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

(Thousands of dollars)	June 30, 2020	December 31, 2019
Current assets
Cash	$30,898	25,185
Accounts receivable	425	4,834
Inventories	406	406
Prepaid expenses and other	814	1,882
Property, plant, and equipment, net	82,353	82,116
Deferred income taxes and other assets	9,441	9,441
Total current assets associated with assets held for sale	124,337	123,864
Current liabilities
Accounts payable	$4,342	3,702
Current maturities of long-term debt (finance lease)	720	705
Taxes payable	1,510	1,411
Long-term debt (finance lease)	6,889	7,240
Asset retirement obligation	250	240
Total current liabilities associated with assets held for sale	13,711	13,298

Note F – Financing Arrangements and Debt
As of June 30, 2020, the Company had a $1.6 billion revolving credit facility (RCF). The RCF is a senior unsecured guaranteed facility which expires in November 2023. At June 30, 2020, the Company had $170.0 million outstanding borrowings under the RCF and $3.7 million of outstanding letters of credit, which reduce the borrowing capacity of the RCF. At June 30, 2020, the interest rate in effect on borrowings under the facility was 1.86%. At June 30, 2020, the Company was in compliance with all covenants related to the RCF.

The Company also has a shelf registration statement on file with the U.S. Securities and Exchange Commission that permits the offer and sale of debt and/or equity securities through October 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note F – Financing Arrangements and Debt (Contd.)

Note G – Other Financial Information
Additional disclosures regarding cash flow activities are provided below.໿

	Six Months Ended June 30,
(Thousands of dollars)	2020	2019
Net (increase) decrease in operating working capital, excluding cash and cash equivalents:
(Increase) decrease in accounts receivable ¹	$227,710	(141,793)
(Increase) decrease in inventories	13,968	(617)
(Increase) decrease in prepaid expenses	(20,712)	(12,190)
Increase (decrease) in accounts payable and accrued liabilities ¹	(219,228)	147,569
Increase (decrease) in income taxes payable	(403)	1,665
Net (increase) decrease in noncash operating working capital	$1,335	(5,366)
Supplementary disclosures:
Cash income taxes paid, net of refunds	$(7)	79
Interest paid, net of amounts capitalized of $4.9 million in 2020 and $0 million in 2019	100,745	102,802

Non-cash investing activities:
Asset retirement costs capitalized ²	$6,342	38,396
(Increase) decrease in capital expenditure accrual	58,602	(65,830)
1 Excludes receivable/payable balances relating to mark-to-market of crude contracts and contingent consideration relating to acquisitions.
2 2019 includes asset retirement obligations assumed as part of the LLOG acquisition of $37.3 million. See Note P.

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
On May 6, 2020, the Company announced that it was closing its headquarter office in El Dorado, Arkansas, its office in Calgary, Alberta, and consolidating all worldwide staff activities to its existing office location in Houston, Texas. As a result of this decision and the subsequent restructuring activities, a pension remeasurement was triggered and the Company incurred pension curtailment and special termination benefit charges as a result of the associated reduction of force. The Company elected the use of a practical expedient to perform the pension remeasurement as of May 31, 2020, which resulted in an increase in our pension and other postretirement benefit liabilities of $63.0 million due to lower discount rate and lower plan assets relative to December 31, 2019.
The table that follows provides the components of net periodic benefit expense for the three-month and six-month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2020	2019	2020	2019
Service cost	$2,166	2,062	446	420
Interest cost	5,763	7,100	794	943
Expected return on plan assets	(6,297)	(6,370)	—	—
Amortization of prior service cost (credit)	183	246	—	(97)
Recognized actuarial loss	4,264	3,508	—	—
Net periodic benefit expense	6,079	6,546	1,240	1,266
Other - curtailment	586	—	(1,825)	—
Other - special termination benefits	8,435	—	—	—
Total net periodic benefit expense	$15,100	6,546	(585)	1,266

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2020	2019	2020	2019
Service cost	$4,332	4,124	893	840
Interest cost	11,554	14,251	1,588	1,888
Expected return on plan assets	(12,641)	(12,830)	—	—
Amortization of prior service cost (credit)	366	493	—	(195)
Recognized actuarial loss	8,533	7,022	—	—
Net periodic benefit expense	12,144	13,060	2,481	2,533
Other - curtailment	586	—	(1,825)	—
Other - special termination benefits	8,435	—	—	—
Total net periodic benefit expense	$21,165	13,060	656	2,533
The components of net periodic benefit expense, other than the service cost, curtailment and special termination benefits components, are included in the line item “Interest and other income (loss)” in Consolidated Statements of Operations. The curtailment and special termination benefits components are included in the line item “Restructuring expenses” in Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

During the six-month period ended June 30, 2020, the Company made contributions of $15.3 million to its defined benefit pension and postretirement benefit plans.  Remaining funding in 2020 for the Company’s defined benefit pension and postretirement plans is anticipated to be $22.4 million.
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
In May 2020, the Company’s shareholders approved replacement of the 2018 Long-Term Incentive Plan (2018 Long-Term Plan) with the 2020 Long-Term Incentive Plan (2020 Long-Term Plan). All awards on or after May 13, 2020, will be made under the 2020 Long-Term Plan.
The 2020 Long-Term Plan and the 2018 Long-Term Incentive Plan authorizes the Committee to make grants of the Company’s Common Stock to employees.  These grants may be in the form of stock options (nonqualified or incentive), stock appreciation rights (SAR), restricted stock, restricted stock units (RSU), performance units, performance shares, dividend equivalents and other stock-based incentives.  The 2020 Long-Term Plan expires in 2030.  A total of 5,000,000 shares are issuable during the life of the 2020 Long-Term Plan. Shares issued pursuant to awards granted under this Plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased in the open market. Share awards that have been canceled, expired, forfeited or otherwise not issued under an award shall not count as shares issued under this Plan.
The Company also has a Stock Plan for Non-Employee Directors that permits the issuance of restricted stock, restricted stock units and stock options or a combination thereof to the Company’s Non-Employee Directors.
In the first quarter of 2020, the Committee granted 999,700 performance-based RSUs and 340,600 time-based RSUs to certain employees under the 2018 Long-Term Plan.  The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $21.51 per unit.  The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $21.68 per unit.  Additionally, in February 2020, the Committee granted 1,152,500 cash-settled RSUs (CRSU) to certain employees.  The CRSUs are to be settled in cash, net of applicable income taxes, and are accounted for as liability-type awards.  The initial fair value of the CRSUs granted in February 2020 was $21.68.  Also, in February, the Committee granted 106,248 shares of time-based RSUs to the Company’s non-employee Directors under the 2018 Stock Plan for Non-Employee Directors.  These units are scheduled to vest on the third anniversary of the date of grant. The estimated fair value of these awards was $22.59 per unit on date of grant.
All stock option exercises are non-cash transactions for the Company.  The employee receives net shares, after applicable withholding obligations, upon each stock option exercise. The actual income tax benefit realized from the tax deductions related to stock option exercises of the share-based payment arrangements were immaterial for the six-month period ended June 30, 2020.
Amounts recognized in the financial statements with respect to share-based plans are shown in the following table:

	Six Months Ended June 30,
(Thousands of dollars)	2020	2019
Compensation charged against income before tax benefit	$10,272	30,003
Related income tax (expense) benefit recognized in income	769	4,387
Certain incentive compensation granted to the Company’s named executive officers, to the extent their total compensation exceeds $1.0 million per executive per year, is not eligible for a U.S. income tax deduction under the Tax Cuts and Jobs Act (2017 Tax Act).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note J – Earnings per Share
Net (loss) income attributable to Murphy was used as the numerator in computing both basic and diluted income per Common share for the three-month and six-month periods ended June 30, 2020 and 2019.  The following table reports the weighted-average shares outstanding used for these computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Weighted-average shares)	2020	2019	2020	2019
Basic method	153,580,758	168,537,896	153,428,666	170,555,685
Dilutive stock options and restricted stock units ¹	—	734,567	—	877,007
Diluted method	153,580,758	169,272,463	153,428,666	171,432,692
1 Due to a net loss recognized by the Company for the three-month and six-month periods ended June 30, 2020, no unvested stock awards were included in the computation of diluted earnings per share because the effect would have been antidilutive.
The following table reflects certain options to purchase shares of common stock that were outstanding during the periods presented but were not included in the computation of diluted shares above because the incremental shares from the assumed conversion were antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Antidilutive stock options excluded from diluted shares	2,187,235	2,927,469	2,396,920	3,066,166
Weighted average price of these options	$39.24	$45.38	$40.83	$45.66

Note K – Income Taxes
The Company’s effective income tax rate is calculated as the amount of income tax expense (benefit) divided by income from continuing operations before income taxes.  For the three-month and six-month periods ended June 30, 2020 and 2019, the Company’s effective income tax rates were as follows:

	2020	2019
Three months ended June 30,	22.7%	8.4%
Six months ended June 30,	18.4%	14.1%
The effective tax rate for the three-month period ended June 30, 2020 is higher than the U.S. statutory tax rate of 21% principally due to a research and development tax credit in Canada, which has the impact of increasing the effective tax rate.
The effective tax rate for the three-month period ended June 30, 2019 was below the statutory tax rate primarily due to an enacted future change in the Alberta provincial corporate income tax rate in Canada that reduced the future deferred tax liability by $13 million and no tax applied to the pre-tax income of the noncontrolling interest in MP Gulf of Mexico, LLC (MP GOM).
The effective tax rate for the six-month period ended June 30, 2020 was below the U.S. statutory tax rate of 21% due to exploration expenses in certain foreign jurisdictions in which no income tax benefit is available, as well as no tax benefit available from the pre-tax loss of the noncontrolling interest in MP GOM. These items reduced the tax credit on a reported pre-tax net loss.
The effective tax rate for the six-month period ended June 30, 2019 was below the statutory tax rate of 21% due to an enacted future change in the Alberta provincial corporate income tax rate in Canada that reduced the future deferred tax liability $13 million and no tax applied to the pre-tax income of the noncontrolling interest in MP GOM.
The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities.  These audits often take multiple years to complete and settle.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters.  As of June 30, 2020, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: United States – 2016; Canada – 2015; Malaysia – 2013; and United Kingdom – 2018. Following the divestment of Malaysia in the third quarter of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note K– Income Taxes (Contd.)

2019, the Company has retained certain possible liabilities and rights to income tax receivables relating to Malaysia for the years prior to 2019. The Company believes current recorded liabilities are adequate.
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
Commodity Price Risks
At June 30, 2020, the Company had 45,000 barrels per day in WTI crude oil swap financial contracts maturing through December 2020 at an average price of $56.42, and 2,000 barrels per day in WTI crude oil swap financial contracts maturing from January to December of 2021 at an average price of $41.54. Under these contracts, which mature monthly, the Company pays the average monthly price in effect and receives the fixed contract price.
At June 30, 2019, the Company had 20,000 barrels per day in WTI crude oil swap financial contracts maturing through December 2019 at an average price of $63.64 and 20,000 barrels per day in WTI crude oil swap financial contracts maturing through December 2020 at an average price of $60.10.
Foreign Currency Exchange Risks
The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. The Company had no foreign currency exchange short-term derivatives outstanding at June 30, 2020 and 2019.
At June 30, 2020 and December 31, 2019, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	June 30, 2020		December 31, 2019
(Thousands of dollars)	Asset (Liability) Derivatives		Asset (Liability) Derivatives
Type of Derivative Contract	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity	Accounts receivable	$157,809	Accounts payable	$(33,364)
For the three-month and six-month periods ended June 30, 2020 and 2019, the gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)		Gain (Loss)
(Thousands of dollars)	Statement of Operations Location	Three Months Ended June 30,		Six months ended June 30,
Type of Derivative Contract		2020	2019	2020	2019
Commodity	(Loss) gain on crude contracts	$(75,880)	57,916	$324,792	57,916
Interest Rate Risks
Under hedge accounting rules, the Company deferred the net cost associated with derivative contracts purchased to manage interest rate risk associated with 10-year notes sold in May 2012 to match the payment of interest on these notes through 2022.  During the six-month periods ended June 30, 2020 and 2019, $0.8 million and $1.5 million, respectively, of the deferred loss on the interest rate swaps was charged to Interest expense in the Consolidated Statement of Operations.  The remaining loss (net of tax) deferred on these matured contracts at June 30, 2020 was $2.3 million and is recorded, net of income taxes of $0.6 million, in Accumulated other comprehensive loss in the Consolidated Balance Sheet.  The Company expects to charge approximately $0.8 million of this deferred loss to Interest expense, net in the Consolidated Statement of Operations during the remainder of 2020.

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
The carrying value of assets and liabilities recorded at fair value on a recurring basis at June 30, 2020 and December 31, 2019, are presented in the following table.

	June 30, 2020				December 31, 2019
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative contracts	$—	157,809	—	157,809	—	—	—	—
	$—	157,809	—	157,809	—	—	—	—

Liabilities:
Commodity derivative contracts	$—	—	—	—	—	33,364	—	33,364
Nonqualified employee savings plans	15,703	—	—	15,703	17,035	—	—	17,035
Contingent consideration	—	—	103,258	103,258	—	—	146,787	146,787
	$15,703	—	103,258	118,961	17,035	33,364	146,787	197,186
The fair value of WTI crude oil derivative contracts in 2020 and 2019 were based on active market quotes for WTI crude oil.  The income effect of changes in the fair value of crude oil derivative contracts is recorded in Gain (loss) on crude contracts in the Consolidated Statements of Operations.
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
The contingent consideration, related to two acquisitions in 2019 and 2018, is valued using a Monte Carlo simulation model. The income effect of changes in the fair value of the contingent consideration is recorded in Other (income) expense in the Consolidated Statements of Operations. Any remaining contingent consideration payable will be due annually in years 2021 to 2026.
The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists.  There were no offsetting positions recorded at June 30, 2020 and December 31, 2019.
Note M – Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss on the Consolidated Balance Sheets at December 31, 2019 and June 30, 2020 and the changes during the six-month period ended June 30, 2020, are presented net of taxes in the following table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)	Retirement and Postretirement Benefit Plan Adjustments		Deferred Loss on Interest Rate Derivative Hedges		Total
Balance at December 31, 2019	$(353,252)	(218,015)		(2,894)		(574,161)
Components of other comprehensive income (loss):
Before reclassifications to income and retained earnings	(67,843)	(55,707)		—		(123,550)
Reclassifications to income	—	6,762	¹	608	²	7,370
Net other comprehensive income (loss)	(67,843)	(48,945)		608		(116,180)
Balance at June 30, 2020	(421,095)	(266,960)		(2,286)		(690,341)

1 Reclassifications before taxes of $8,987 are included in the computation of net periodic benefit expense for the six-month period ended June 30, 2020.  See Note H for additional information.  Related income taxes of $2,225 are included in Income tax expense (benefit) for the six-month period ended June 30, 2020.
2 Reclassifications before taxes of $769 are included in Interest expense, net, for the six-month period ended June 30, 2020.  Related income taxes of $161 are included in Income tax expense (benefit) for the six-month period ended June 30, 2020.  See Note L for additional information.
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
The Company has retained certain liabilities related to environmental and operational matters at formerly owned U.S. refineries that were sold in 2011.  The Company obtained insurance covering certain levels of environmental exposures related to past operations of these refineries.  The Company has not retained any environmental exposure associated with Murphy’s former U.S. marketing operations.  The Company believes costs related to these sites will not have a material adverse effect on Murphy’s net income/ (loss), financial condition or liquidity in a future period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note N– Environmental and Other Contingencies (Contd.)

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred, at known or currently unidentified sites, is not expected to have a material adverse effect on the Company’s future net income/(loss), cash flows or liquidity.
Murphy and its subsidiaries are engaged in a number of other legal proceedings, all of which Murphy considers routine and incidental to its business.  Based on information currently available to the Company, the ultimate resolution of environmental and legal matters referred to in this note is not expected to have a material adverse effect on the Company’s net income/ (loss), financial condition or liquidity in a future period.

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

	Total Assets at June 30, 2020	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(Millions of dollars)		External Revenues	Income (Loss)	External Revenues	Income (Loss)
Exploration and production ¹
United States	$7,363.8	228.3	(143.1)	576.7	133.0
Canada	2,184.9	59.2	(19.5)	102.0	(5.9)
Other	269.2	—	(9.0)	3.1	(3.4)
Total exploration and production	9,817.9	287.5	(171.6)	681.8	123.7
Corporate	915.7	(76.0)	(151.6)	62.2	(24.9)
Assets/revenue/income (loss) from continuing operations	10,733.6	211.5	(323.2)	744.0	98.8
Discontinued operations, net of tax	20.4	—	(1.2)	—	24.4
Total	$10,754.0	211.5	(324.4)	744.0	123.2

		Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
		External Revenues	Income (Loss)	External Revenues	Income (Loss)
Exploration and production ¹
United States		739.8	(839.1)	1,077.5	249.2
Canada		148.9	(26.4)	228.9	1.6
Other		1.8	(61.3)	6.0	(31.7)
Total exploration and production		890.5	(926.8)	1,312.4	219.1
Corporate		324.8	99.8	62.1	(97.4)
Assets/revenue/income (loss) from continuing operations		1,215.3	(827.0)	1,374.5	121.7
Discontinued operations, net of tax		—	(6.1)	—	74.3
Total		1,215.3	(833.1)	1,374.5	196.0
1 Additional details about results of oil and gas operations are presented in the table on pages 27 and 28.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note P – Acquisitions
LLOG Acquisition:
In June 2019, the Company announced the completion of a transaction with LLOG Exploration Offshore L.L.C. and LLOG Bluewater Holdings, L.L.C., (LLOG) which was effective January 1, 2019. Through this transaction, Murphy acquired strategic deepwater Gulf of Mexico assets which added approximately 67 MMBOE of proven reserves at May 31, 2019.
Under the terms of the transaction, Murphy paid cash consideration of $1,236.2 million and has an obligation to pay additional contingent consideration of up to $200 million in the event that certain revenue thresholds are exceeded between 2019 and 2022; and $50 million following first oil from certain development projects. The revenue threshold was not exceeded for the 2019 period.
The following table contains the preliminary purchase price allocations at fair value:

(Thousands of dollars)	LLOG (Final)
Cash consideration paid	$1,236,165
Contingent consideration	89,444
Total purchase consideration	1,325,609
(Thousands of dollars)
Fair value of Property, plant and equipment	1,356,185
Other assets	6,697
Less: Asset retirement obligations	(37,273)
Total net assets	$1,325,609
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
Results of Operations
Murphy’s Consolidated Statement of Operations for the three month period ended June 30, 2020, included additional revenues of $40.9 million and pre-tax loss of $31.6 million attributable to the acquired LLOG assets. For the six months ended June 30, 2020, additional revenues of $134.5 million and pre-tax loss of $437.9 million attributable to the acquired LLOG assets (including impairment expense of $432.9 million).

Note Q – Restructuring Charges
On May 6, 2020, the Company announced that it was closing its headquarter office in El Dorado, Arkansas, its office in Calgary, Alberta, and consolidating all worldwide staff activities to its existing office location in Houston, Texas. As a result of this decision, certain directly attributable costs and charges have been recognized and reported as Restructuring charges as part of net income in the second quarter 2020. These costs include severance, relocation, IT costs, pension curtailment charges and a write-off of the right of use asset lease associated with the Canada office. Further, the office building in El Dorado and two airplanes are classified as held for sale. All Restructuring charges have been recorded in the Corporate segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note Q – Restructuring Charges (Contd.)

The following table presents a summary of the restructuring charges included in Operating (loss) income from continuing operations for the three months ended June 30, 2020:

(Thousands of dollars)	Three Months Ended June 30, 2020
Severance	$19,867
Pension and termination benefit charges	10,913
Contract exit costs and other	10,617
Restructuring charges	$41,397

The following table represents a reconciliation of the liability associated with the Company’s restructuring activities at June 30, 2020, which is reflected in Other accrued liabilities on the Consolidated Balance Sheet:

(Thousands of dollars)
Restructuring accruals	$23,832
Utilizations	(7,169)
Liability at June 30, 2020	$16,663

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
Summary
In the first half of 2020 the continued spread of coronavirus disease 2019 (COVID-19) has led to disruption in the global economy and a weakness in demand for crude oil. Additionally, certain major global suppliers of crude oil announced supply increases in the first quarter of 2020 which resulted in a contribution to the lower global commodity prices in the first quarter and early second quarter. Subsequent to the supply increases the OPEC+ group of oil producing countries agreed to supply restrictions which helped support the oil price in the latter part of the second quarter. The reduction in commodity prices compared to 2019 will reduce the Company’s profits and operating cash-flows; this is discussed in more detail in the Outlook section on page 36. Low oil demand continues.
For the three months ended June 30, 2020, West Texas Intermediate (WTI) crude oil prices averaged approximately $28 per barrel (compared to $46 in the first quarter of 2020 and $60 in the second quarter of 2019). The closing price for WTI at the end of the second quarter of 2020 was approximately $38 per barrel, reflecting a 36% reduction from the price at the end of 2019. The average price in July 2020 was $40.77 per barrel. As of August 4, 2020 closing, the NYMEX WTI forward curve price for September through December 2020 was $42.07 per barrel.
For the three months ended June 30, 2020, the Company produced 180 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations.  The Company invested $179.6 million in capital expenditures (on a value of work done basis) in the second quarter of 2020, which included $32.7 million to fund the development of the King’s Quay Floating Production System (FPS). The Company reported net loss from continuing operations of $323.1 million (which includes loss attributable to noncontrolling interest of $7.2 million) for the second quarter of 2020.
For the six months ended June 30, 2020, the Company produced 189 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations.  The Company invested $557.6 million in capital expenditures (on a value of work done basis) in the six months ended June 30, 2020, which included $61.4 million to fund the development of the King’s Quay FPS. The Company reported net loss from continuing operations of $827.0 million (which includes post tax impairment charges of $708.3 million and loss attributable to noncontrolling interest of $99.8 million) for the six months ended June 30, 2020.
For the three months ended June 30, 2019, the Company produced 171 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations. The Company invested $1.6 billion in capital expenditures (on a value of work done basis) in the second quarter of 2019, which included the LLOG acquisition of $1.2 billion. The Company reported net income from continuing operations of $98.8 million (which includes income attributable to noncontrolling interest of $31.0 million) for the three months ended June 30, 2019.
For the six months ended June 30, 2019, the Company produced 166 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations which excludes Malaysia as it is held for sale. The Company invested $2.0 billion in capital expenditures (on a value of work done basis) in the first half of 2019, which included the LLOG acquisition of $1.2 billion. The Company reported net income from continuing operations of $121.7 million (which includes income attributable to noncontrolling interest of $63.6 million) for the six months ended June 30, 2019.
During the three-month and six-month periods ended June 30, 2020, crude oil and condensate volumes from continuing operations were higher than the prior year period as a result of the LLOG acquisition in the second quarter of 2019. The additional income from higher volumes was offset by lower average oil prices that were below average comparable benchmark prices during 2019. The results are explained in more detail below.
Results of Operations
Murphy’s income (loss) by type of business is presented below.໿

	Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2020	2019	2020	2019
Exploration and production	$(171.6)	123.7	(926.8)	219.1
Corporate and other	(151.6)	(24.9)	99.8	(97.4)
(Loss) income from continuing operations	(323.2)	98.8	(827.0)	121.7
Discontinued operations ¹	(1.2)	24.4	(6.1)	74.3
Net (loss) income including noncontrolling interest	$(324.4)	123.2	(833.1)	196.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

1 The Company has presented its Malaysia E&P operations and former U.K. and U.S. refining and marketing operations as discontinued operations in its consolidated financial statements.
Exploration and Production
Results of E&P continuing operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2020	2019	2020	2019
Exploration and production
United States	$(143.1)	133.0	(839.1)	249.2
Canada	(19.5)	(5.9)	(26.4)	1.6
Other	(9.0)	(3.4)	(61.3)	(31.7)
Total	$(171.6)	123.7	(926.8)	219.1

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

Other key performance metrics
The Company uses other operational performance and income metrics to review operational performance. The table below presents Earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA. Management uses EBITDA and adjusted EBITDA internally to evaluate the Company’s operational performance and trends between periods and relative to its industry competitors. EBITDA and adjusted EBITDA are non-GAAP financial measures and should not be considered a substitute for Net (loss) income or Cash provided by operating activities as determined in accordance with accounting principles generally accepted in the United States of America. Also presented below is adjusted EBITDA per barrel of oil equivalent sold, a non-GAAP financial metric. Management uses EBITDA per barrel of oil equivalent sold to evaluate the Company’s profitability of one barrel of oil equivalent sold in the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars, except per barrel of oil equivalents sold)	2020	2019	2020	2019
Net (loss) income attributable to Murphy (GAAP)	$(317.1)	92.3	(733.2)	132.5
Income tax (benefit) expense	(94.8)	9.1	(186.3)	19.9
Interest expense, net	38.6	54.1	79.7	100.2
Depreciation, depletion and amortization expense ¹	219.1	246.0	505.3	458.1
EBITDA attributable to Murphy (Non-GAAP)	(154.2)	401.5	(334.5)	710.7
Impairment of assets ¹	19.6	—	886.0	—
Mark-to-market (gain) loss on crude oil derivative contracts	184.5	(50.8)	(173.8)	(50.8)
Mark-to-market (gain) loss on contingent consideration	15.7	15.4	(43.5)	28.9
Restructuring expenses	41.4	—	41.4	—
Accretion of asset retirement obligations	10.5	9.9	20.4	19.2
Discontinued operations loss (income)	1.2	(24.4)	6.1	(74.3)
Inventory loss	—	—	4.8	—
Foreign exchange (gains) losses	1.4	3.0	(3.3)	5.6
Unutilized rig charges	4.5	—	8.0	—
Business development transaction costs	—	7.8	—	20.3
Write-off of previously suspended exploration wells	—	—	—	13.2
Adjusted EBITDA attributable to Murphy (Non-GAAP)	$124.6	362.4	411.6	672.8

Total barrels of oil equivalents sold from continuing operations attributable to Murphy (thousands of barrels)	15,242	14,269	32,312	27,766

Adjusted EBITDA per barrel of oil equivalents sold	8.17	25.40	12.74	24.23
1 Depreciation, depletion, and amortization expense used in the computation of EBITDA excludes the portion attributable to the non-controlling interest.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

OIL AND GAS OPERATING RESULTS – THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(Millions of dollars)	United States [1]	Canada	Other	Total
Three Months Ended June 30, 2020
Oil and gas sales and other operating revenues	$228.3	59.2	—	287.5
Lease operating expenses	116.8	27.4	0.5	144.7
Severance and ad valorem taxes	6.1	0.4	—	6.5
Transportation, gathering and processing	31.5	9.6	—	41.1
Depreciation, depletion and amortization	175.8	49.7	0.5	226.0
Impairments of assets	19.6	—	—	19.6
Accretion of asset retirement obligations	9.1	1.3	—	10.4
Exploration expenses
Dry holes and previously suspended exploration costs	7.6	—	—	7.6
Geological and geophysical	8.0	0.1	0.5	8.6
Other exploration	2.9	0.1	3.0	6.0
	18.5	0.2	3.5	22.2
Undeveloped lease amortization	4.8	—	2.4	7.2
Total exploration expenses	23.3	0.2	5.9	29.4
Selling and general expenses	7.6	5.4	2.3	15.3
Other	24.2	(1.2)	0.1	23.1
Results of operations before taxes	(185.7)	(33.6)	(9.3)	(228.6)
Income tax provisions (benefits)	(42.6)	(14.1)	(0.3)	(57.0)
Results of operations (excluding Corporate segment)	$(143.1)	(19.5)	(9.0)	(171.6)

Three Months Ended June 30, 2019
Oil and gas sales and other operating revenues	$576.7	102.0	3.1	681.8
Lease operating expenses	99.7	36.9	0.6	137.2
Severance and ad valorem taxes	12.8	0.3	—	13.1
Transportation, gathering and processing	27.7	7.2	—	34.9
Depreciation, depletion and amortization	201.2	56.8	1.3	259.3
Accretion of asset retirement obligations	8.4	1.5	—	9.9
Exploration expenses
Dry holes and previously suspended exploration costs	(0.2)	—	—	(0.2)
Geological and geophysical	15.4	—	2.4	17.8
Other exploration	2.8	0.1	3.1	6.0
	18.0	0.1	5.5	23.6
Undeveloped lease amortization	5.9	0.4	0.9	7.2
Total exploration expenses	23.9	0.5	6.4	30.8
Selling and general expenses	12.9	6.1	6.1	25.1
Other	27.9	0.2	0.1	28.2
Results of operations before taxes	162.2	(7.5)	(11.4)	143.3
Income tax provisions (benefits)	29.2	(1.6)	(8.0)	19.6
Results of operations (excluding Corporate segment)	$133.0	(5.9)	(3.4)	123.7
1 Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

OIL AND GAS OPERATING RESULTS – SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Millions of dollars)	United States [1]	Canada	Other	Total
Six Months Ended June 30, 2020
Oil and gas sales and other operating revenues	$739.8	148.9	1.8	890.5
Lease operating expenses	295.0	58.0	0.8	353.8
Severance and ad valorem taxes	15.2	0.7	—	15.9
Transportation, gathering and processing	66.1	19.4	—	85.5
Depreciation, depletion and amortization	423.3	101.7	1.0	526.0
Impairment of assets	947.4	—	39.7	987.1
Accretion of asset retirement obligations	17.7	2.7	—	20.4
Exploration expenses
Dry holes and previously suspended exploration costs	7.7	—	—	7.7
Geological and geophysical	9.3	0.1	4.2	13.6
Other exploration	3.7	0.3	9.5	13.5
	20.7	0.4	13.7	34.8
Undeveloped lease amortization	9.9	0.2	4.6	14.7
Total exploration expenses	30.6	0.6	18.3	49.5
Selling and general expenses	11.3	9.8	3.9	25.0
Other	(21.5)	(1.0)	(1.1)	(23.6)
Results of operations before taxes	(1,045.3)	(43.0)	(60.8)	(1,149.1)
Income tax provisions (benefits)	(206.2)	(16.6)	0.5	(222.3)
Results of operations (excluding Corporate segment)	$(839.1)	(26.4)	(61.3)	(926.8)

Six months ended June 30, 2019
Oil and gas sales and other operating revenues	$1,077.5	228.9	6.0	1,312.4
Lease operating expenses	192.1	75.9	0.9	268.9
Severance and ad valorem taxes	22.6	0.6	—	23.2
Transportation, gathering and processing	59.3	15.2	—	74.5
Depreciation, depletion and amortization	365.1	116.3	2.3	483.7
Accretion of asset retirement obligations	16.2	3.0	—	19.2
Exploration expenses
Dry holes and previously suspended exploration costs	(0.1)	—	13.1	13.0
Geological and geophysical	15.9	—	7.9	23.8
Other exploration	4.0	0.2	7.1	11.3
	19.8	0.2	28.1	48.1
Undeveloped lease amortization	12.8	0.7	1.7	15.2
Total exploration expenses	32.6	0.9	29.8	63.3
Selling and general expenses	30.2	13.7	11.7	55.6
Other	58.5	0.4	0.4	59.3
Results of operations before taxes	300.9	2.9	(39.1)	264.7
Income tax provisions (benefits)	51.7	1.3	(7.4)	45.6
Results of operations (excluding Corporate segment)	$249.2	1.6	(31.7)	219.1
1 Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

Exploration and Production
Second quarter 2020 vs. 2019
All amounts include amount attributable to a noncontrolling interest in MP GOM, unless otherwise noted.
United States E&P operations reported a loss of $143.1 million in the second quarter of 2020 compared to income of $133.0 million in the second quarter of 2019.  Results were $276.1 million unfavorable in the 2020 quarter compared to the 2019 period due to lower revenues ($348.4 million), impairment charge ($19.6 million), higher lease operating expenses ($17.1 million) and transportation, gathering, and processing expenses ($3.8 million), partially offset by lower income tax expense ($71.8 million), depreciation, depletion and amortization ($25.4 million), general and administrative (G&A: $5.3 million), and other operating expense ($3.7 million).  Lower revenues were primarily due to lower commodity prices and lower Eagle Ford Shale volumes (due to lower capital expenditures), partially offset by higher volumes in the U.S. Gulf of Mexico (as a result of the LLOG acquisition in the second quarter of 2019 and partially offset by shut-in GOM production in May 2020 due to the low price). The impairment charge relates to a US Offshore project for which the lease expired in June 2020. Higher lease operating expense was primarily attributable to well workovers at Dalmatian ($20.5 million) and Cascade 4 ($4.6 million), offset by certain cost-savings initiatives taken in the US Onshore business. Lower depreciation expense was primarily due to lower depreciation rates following the impairment charges incurred in the first quarter of 2020.
Canadian E&P operations reported a loss of $19.5 million in the second quarter 2020 compared to a loss of $5.9 million in the 2019 quarter.  Results were unfavorable $13.6 million compared to the 2019 period primarily due to lower revenue ($42.8 million), partially offset by a higher tax benefit ($12.5 million), lower lease operating expenses ($9.5 million) and lower depreciation and amortization ($7.1 million).  Lower revenue was principally due to lower commodity prices and lower Terra Nova volumes, partially offset by higher volumes at Kaybob and Hibernia. Lower lease operating expenses and depreciation were a result of a shut-in at Terra Nova (starting in December 2019). Terra Nova is expected to be shut-in for the remainder of 2020 for Asset Integrity work.
Other international E&P operations reported a loss from continuing operations of $9.0 million in the second quarter of 2020 compared to a net a loss of $3.4 million in the prior year quarter.  The result was $5.6 million unfavorable in the 2020 period versus 2019 primarily due higher Brunei prior period revenue.
Six months 2020 vs. 2019
All amounts include amount attributable to a noncontrolling interest in MP GOM, unless otherwise noted.
United States E&P operations reported a loss of $839.1 million in the first six months of 2020 compared to income of $249.2 million in the first six months of 2019.  Results were $1,088.3 million unfavorable in the 2020 quarter compared to the 2019 period primarily due to an impairment charge ($947.4 million), lower revenues ($337.7 million), higher lease operating expenses ($102.9 million), depreciation, depletion and amortization (DD&A: $58.2 million), and transportation, gathering, and processing charges ($6.8 million); partially offset by lower income tax expense ($257.9 million), other operating expense ($80.0 million), and G&A ($18.9 million). The impairment charge is a result of lower forecast future prices at the end of the first quarter 2020, as a result of decreased oil demand and increased oil supply (as discussed above). Based on an evaluation of expected future cash flows from properties as of June 30, 2020, the Company did not have any other significant properties with carrying values that were impaired at that date. If quoted prices decline in future periods, the lower level of projected cash flows for properties could lead to future impairment charges being recorded. The Company cannot predict the amount or timing of impairment expenses that may be recorded in the future. Higher lease operating expenses and depreciation expense were due primarily to higher volumes from the LLOG acquisition in the second quarter of 2019 ($21.9 million) and well workovers at Cascade ($49.3 million) and Dalmatian ($20.5 million). Lower income tax expense is a result of pre-tax losses driven by the impairment charge and lower commodity prices. Lower other operating expense is primarily due to a favorable mark to market revaluation on contingent consideration from prior Gulf of Mexico (GOM) acquisitions ($43.5 million). Lower G&A is due to lower long-term incentive charges. Lower revenues were primarily due to lower commodity prices partially offset by higher volumes in the U.S. Gulf of Mexico (as a result of the LLOG acquisition in the second quarter of 2019).
Canadian E&P operations reported a loss of $26.4 million in the first six months of 2020 compared to income of $1.6 million in the first six months quarter of 2019.  Results were unfavorable $28 million compared to the 2019 period primarily due to lower revenue ($80.0 million), partially offset by lower lease operating expense ($17.9 million), lower DD&A ($14.6 million), and lower income tax charges ($17.9 million). Lower revenues were due to lower oil and condensate prices versus the prior year and a shut-in at Terra Nova for Asset Integrity work (starting in December 2019 and expected to continue through 2020 full year). Lower lease operating expenses and lower DD&A were a result of lower sales.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

Other international E&P operations reported a loss from continuing operations of $61.3 million in the first six months of 2020 compared to a net loss of $31.7 million in the prior year.  The 2020 results include an impairment charge of $39.7 million related to the Brunei asset.

Corporate
Second quarter 2020 vs. 2019
On May 6, 2020, the Company announced that it was closing its headquarter office in El Dorado, Arkansas, its office in Calgary, Alberta, and consolidating all worldwide staff activities to its existing office location in Houston, Texas. As a result of this decision, certain directly attributable costs and charges have been recognized and reported as Restructuring charges as part of net income in the second quarter 2020. These costs include severance, relocation, IT costs, pension curtailment, termination charges and a write-off of the right of use asset lease associated with the Canada office. Further, the office building in El Dorado and two airplanes are classified as held for sale.
Corporate activities, which include interest expense and income, foreign exchange effects, realized and unrealized gains/losses on crude oil contracts and corporate overhead not allocated to Exploration and Production, reported a net loss of $151.6 million in the second quarter 2020 compared to net loss of $24.9 million in the 2019 quarter. The $126.7 million unfavorable variance is principally due to 2020 mark to market losses on forward swap commodity contracts ($184.5 million) compared to gains on forward contracts ($50.8 million) in the second quarter of 2019, restructuring charges ($41.4 million) related to the closure of the El Dorado and Calgary offices, offset by higher realized gains on forward commodity contracts ($101.5 million), higher tax credit ($27.4 million), lower interest expense ($15.6 million) and G&A expenses ($8.6 million). Losses in forward swap commodity contracts are due to an increase in market pricing in future periods whereby the contract provides the Company with a fixed price. Higher realized gains on forward commodity contracts are due to lower prices versus the fixed contract price. Lower interest expense is due to higher borrowings in the second quarter 2019 due to temporary borrowings on the Company’s revolving credit facility (RCF) to fund the LLOG acquisition (the revolver borrowings were repaid in the third quarter 2019 following the divestment of the Malaysia business).
Six months 2020 vs. 2019
Corporate activities, which include interest expense and income, foreign exchange effects, realized and unrealized gains/losses on crude oil contracts and corporate overhead not allocated to Exploration and Production, reported earnings of $99.8 million in the first six months of 2020 compared to a loss of $97.4 million in the first six months of 2019. The $197.2 million favorable variance is primarily due to higher mark to market gains on forward swap commodity contracts ($123.0 million), higher realized gains on forward swap commodity contracts ($143.9 million), lower interest charges ($24.1 million), lower G&A ($14.4 million), and partially offset by higher tax charges ($61.7 million) and restructuring charges ($41.4 million). As of June 30, 2020, the average forward NYMEX WTI price for the remainder of 2020 was $39.47 and for 2021 was $40.31 (versus fixed hedge prices of $56.42 and $42.93; see below).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

Production Volumes and Prices
Second quarter 2020 vs. 2019
Total hydrocarbon production from continuing operations averaged 179,506 barrels of oil equivalent per day in the second quarter of 2020, which represented a 5% increase from the 170,885 barrels per day produced in second quarter 2019. The increase was principally due to the acquisition of producing Gulf of Mexico assets as part of the LLOG acquisition in the second quarter of 2019, partially offset by GOM shut-in production in May 2020 (32.4 MBOED) for low commodity prices and lower Eagle Ford Shale production.
Average crude oil and condensate production from continuing operations was 108,712 barrels per day in the second quarter of 2020 compared to 107,283 barrels per day in the second quarter of 2019. The increase of 1,429 barrels per day was principally due to higher volumes in the Gulf of Mexico (5,940 barrels per day) due to the acquisition of assets as part of the LLOG acquisition and offset by GOM shut-in production in May 2020 (20 MBOED) for low commodity prices and lower Eagle Ford Shale production. On a worldwide basis, the Company’s crude oil and condensate prices averaged $23.03 per barrel in the second quarter 2020 compared to $64.74 per barrel in the 2019 period, a decrease of 64% quarter to quarter.
Total production of natural gas liquids (NGL) from continuing operations was 11,540 barrels per day in the second quarter 2020 compared to 10,168 barrels per day in the 2019 period.  The average sales price for U.S. NGL was $7.67 per barrel in the 2020 quarter compared to $15.95 per barrel in 2019.  The average sales price for NGL in Canada was $13.78 per barrel in the 2020 quarter compared to $28.41 per barrel in 2019. NGL prices are higher in Canada due to the higher value of product produced at the Kaybob and Placid assets.
Natural gas sales volumes from continuing operations averaged 356 million cubic feet per day (MMCFD) in the second quarter 2020 compared to 321 MMCFD in 2019.  The increase of 35 MMCFD was a result of higher volumes in the Gulf of Mexico (30 MMCFD) and higher volumes in Canada (10 MMCFD).  Higher volumes in the Gulf of Mexico are due to the acquisition of assets related to the MP GOM transaction and the LLOG acquisition.
Natural gas prices for the total Company averaged $1.54 per thousand cubic feet (MCF) in the 2020 quarter, versus $1.55 per MCF average in the same quarter of 2019.  Average natural gas prices in the US and Canada in the quarter were $1.68 and $1.49 respectively.
Six months 2020 vs. 2019
Total hydrocarbon production from all E&P continuing operations averaged 189,350 barrels of oil equivalent per day in the first six months of 2020, which represented a 14% increase from the 166,269 barrels per day produced in the first six months of 2019. The increase is principally due to the acquisition of producing Gulf of Mexico assets as part of the LLOG acquisition in the second quarter of 2019.
Average crude oil and condensate production from continuing operations was 115,396 barrels per day in the first six months of 2020 compared to 104,567 barrels per day in the first six months of 2019. The increase of 10,829 barrels per day was principally due to higher volumes in the Gulf of Mexico (11,811 barrels per day) due to the acquisition of assets as part of the LLOG acquisition. On a worldwide basis, the Company’s crude oil and condensate prices averaged $35.65 per barrel in the first six months of 2020 compared to $61.83 per barrel in the 2019 period, a decrease of 42% year over year.
Total production of natural gas liquids (NGL) from continuing operations was 12,597 barrels per day in the first six months of 2020 compared to 9,664 barrels per day in the 2019 period.  The average sales price for U.S. NGL was $8.62 per barrel in 2020 compared to $17.20 per barrel in 2019.  The average sales price for NGL in Canada was $15.04 per barrel in 2020 compared to $31.81 per barrel in 2019. NGL prices are higher in Canada due to the higher value of product produced at the Kaybob and Placid assets.
Natural gas sales volumes from continuing operations averaged 368 million cubic feet per day (MMCFD) in the first six months of 2020 compared to 312 MMCFD in 2019.  The increase of 56 MMCFD was a primarily the result of higher volumes in the Gulf of Mexico (46 MMCFD) and the Canadian Tupper asset (20 MMCFD).  Higher volumes in the Gulf of Mexico are due to the acquisition of assets related to the LLOG transaction. Higher volumes at the Tupper asset are due to higher number of wells operating and improved type curves.
Natural gas prices for the total Company averaged $1.64 per thousand cubic feet (MCF) in the first six months of 2020, versus $1.88 per MCF average in the same period of 2019.  Average natural gas prices in the US and Canada in the quarter were $1.84 and $1.55, respectively.
Additional details about results of oil and gas operations are presented in the tables on pages 27 and 28.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

The following table contains hydrocarbons produced during the three-month and six-month periods ended June 30, 2020 and 2019.

		Three Months Ended June 30,		Six Months Ended June 30,
Barrels per day unless otherwise noted		2020	2019	2020	2019
Continuing operations
Net crude oil and condensate
United States	Onshore	27,986	33,145	29,510	29,532
	Gulf of Mexico [1]	67,002	61,062	72,866	61,055
Canada	Onshore	7,872	5,943	7,353	6,199
	Offshore	5,852	6,685	5,495	7,304
Other		—	448	172	477
Total net crude oil and condensate - continuing operations		108,712	107,283	115,396	104,567
Net natural gas liquids
United States	Onshore	5,303	5,977	5,444	5,641
	Gulf of Mexico [1]	5,219	3,118	5,944	2,940
Canada	Onshore	1,018	1,073	1,209	1,083
Total net natural gas liquids - continuing operations		11,540	10,168	12,597	9,664
Net natural gas – thousands of cubic feet per day
United States	Onshore	27,697	32,209	29,830	30,752
	Gulf of Mexico [1]	68,717	39,029	75,333	29,356
Canada	Onshore	259,108	249,367	262,978	252,120
Total net natural gas - continuing operations		355,522	320,605	368,141	312,228
Total net hydrocarbons - continuing operations including NCI [2,3]		179,506	170,885	189,350	166,269
Noncontrolling interest
Net crude oil and condensate – barrels per day		(10,719)	(11,160)	(11,370)	(11,669)
Net natural gas liquids – barrels per day		(443)	(458)	(501)	(506)
Net natural gas – thousands of cubic feet per day		(4,059)	(4,507)	(4,575)	(4,203)
Total noncontrolling interest		(11,839)	(12,369)	(12,634)	(12,876)
Total net hydrocarbons - continuing operations excluding NCI [2,3]		167,667	158,516	176,716	153,394
Discontinued operations
Net crude oil and condensate – barrels per day		—	21,556	—	23,744
Net natural gas liquids – barrels per day		—	529	—	636
Net natural gas – thousands of cubic feet per day [2]		—	93,382	—	97,465
Total discontinued operations		—	37,649	—	40,624
Total net hydrocarbons produced excluding NCI [2,3]		167,667	196,165	176,716	194,018
1 Includes net volumes attributable to a noncontrolling interest in MP Gulf of Mexico, LLC (MP GOM).
2 Natural gas converted on an energy equivalent basis of 6:1
3 NCI – noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

The following table contains hydrocarbons sold during the three-month and six-month periods ended June 30, 2020 and 2019.

		Three Months Ended June 30,		Six Months Ended June 30,
Barrels per day unless otherwise noted		2020	2019	2020	2019
Continuing operations
Net crude oil and condensate
United States	Onshore	27,986	33,145	29,510	29,532
	Gulf of Mexico [1]	66,669	58,842	73,836	61,053
Canada	Onshore	7,872	5,943	7,353	6,199
	Offshore	5,943	6,723	5,559	7,324
Other		—	470	156	468
Total net crude oil and condensate - continuing operations		108,470	105,123	116,414	104,576
Net natural gas liquids
United States	Onshore	5,303	5,977	5,444	5,641
	Gulf of Mexico [1]	5,219	3,118	5,944	2,940
Canada	Onshore	1,018	1,073	1,209	1,083
Total net natural gas liquids - continuing operations		11,540	10,168	12,597	9,664
Net natural gas – thousands of cubic feet per day
United States	Onshore	27,697	32,209	29,830	30,752
	Gulf of Mexico [1]	68,717	39,029	75,333	29,356
Canada	Onshore	259,108	249,367	262,978	252,120
Total net natural gas - continuing operations		355,522	320,605	368,141	312,228
Total net hydrocarbons - continuing operations including NCI [2,3]		179,264	168,725	190,368	166,278
Noncontrolling interest
Net crude oil and condensate – barrels per day		(10,653)	(10,715)	(11,564)	(11,669)
Net natural gas liquids – barrels per day		(443)	(458)	(501)	(506)
Net natural gas – thousands of cubic feet per day [2]		(4,059)	(4,507)	(4,575)	(4,203)
Total noncontrolling interest		(11,773)	(11,924)	(12,828)	(12,876)
Total net hydrocarbons - continuing operations excluding NCI [2,3]		167,491	156,801	177,540	153,403

Discontinued operations
Net crude oil and condensate – barrels per day		—	21,121	—	23,676
Net natural gas liquids – barrels per day		—	498	—	580
Net natural gas – thousands of cubic feet per day [2]		—	93,382	—	97,465
Total discontinued operations		—	37,183	—	40,500
Total net hydrocarbons sold excluding NCI [2,3]		167,491	193,984	177,540	193,903
1 Includes net volumes attributable to a noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1
3 NCI – noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

The following table contains the weighted average sales prices excluding transportation cost deduction for the three-month and six-month periods ended June 30, 2020 and 2019.໿ Comparative periods are conformed to current presentation.

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Weighted average Exploration and Production sales prices
Continuing operations
Crude oil and condensate – dollars per barrel
United States	Onshore	21.42	64.17	34.59	61.41
	Gulf of Mexico [1]	24.77	65.79	37.00	62.62
Canada [2]	Onshore	16.09	51.83	26.09	50.78
	Offshore	20.48	69.23	35.28	65.84
Other		—	73.05	63.51	70.50
Natural gas liquids – dollars per barrel
United States	Onshore	8.03	15.98	9.45	16.55
	Gulf of Mexico [1]	7.29	15.78	7.85	18.36
Canada [2]	Onshore	13.78	28.41	15.04	31.81
Natural gas – dollars per thousand cubic feet
United States	Onshore	1.62	2.50	1.74	2.68
	Gulf of Mexico [1]	1.71	2.60	1.87	2.58
Canada [2]	Onshore	1.49	1.26	1.55	1.71
Discontinued operations
Crude oil and condensate – dollars per barrel
Malaysia [3]	Sarawak	—	78.25	—	70.32
	Block K	—	65.79	—	65.56
Natural gas liquids – dollars per barrel
Malaysia [3]	Sarawak	—	41.45	—	48.07
Natural gas – dollars per thousand cubic feet
Malaysia [3]	Sarawak	—	2.57	—	3.60
	Block K	—	0.24	—	0.24
1 Prices include the effect of noncontrolling interest share for MP GOM.
2 U.S. dollar equivalent.
3  Prices are net of payments under the terms of the respective production sharing contracts.

Financial Condition
Cash Provided by Operating Activities
Net cash provided by continuing operating activities was $369.4 million for the first six months of 2020 compared to $655.4 million during the same period in 2019.  The decreased cash from operating activities is primarily attributable to lower sales ($423.5 million) and higher lease operating expenses ($85.0 million), partially offset by higher cash payments received on forward swap commodity contracts ($143.9 million), lower general and administrative expenses ($45.0 million). See above for explanation of underlying business reasons.
Cash Used in Investing Activities
Cash used for property additions and dry holes, which includes amounts expensed, were $589.2 million and $645.2 million in the six-month periods ended June 30, 2020 and 2019, respectively.  In 2020, this includes $51.6 million used to fund the development of the King’s Quay FPS which is expected to be refunded on the closing of a transaction to sell this asset to a third party. Lower property additions are a result of reducing the capital spending budget in response to the current commodity price environment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (contd.)
Financial Condition (contd.)

As a result of the lower commodity prices, the Company has made significant reductions to its planned 2020 capital spending for the remainder of 2020. See Outlook section on page 36 for further details.
Total accrual basis capital expenditures were as follows:

	Six Months Ended June 30,
(Millions of dollars)	2020	2019
Capital Expenditures
Exploration and production	$550.2	1,966.9
Corporate	7.4	5.6
Total capital expenditures	$557.6	1,972.5
A reconciliation of property additions and dry hole costs in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

	Six Months Ended June 30,
(Millions of dollars)	2020	2019
Property additions and dry hole costs per cash flow statements	$537.6	645.2
Property additions King's Quay per cash flow statements	51.6	—
Acquisition of oil and gas properties	—	1,226.3
Geophysical and other exploration expenses	23.0	32.0
Capital expenditure accrual changes and other	(54.6)	69.0
Total capital expenditures	$557.6	1,972.5
Capital expenditures in the exploration and production business in 2020 compared to 2019 have decreased as a result of the 2019 LLOG acquisition and in response to the current commodity price environment, with significant capital expenditure reductions in the Eagle Ford Shale. The King’s Quay FPS development project is expected to be refunded on the closing of a transaction to sell this asset to a third party.
Cash Provided by Financing Activities
Net cash provided by financing activities was $60.0 million for the first six months of 2020 compared to net cash provided by financing activities of $1,113.5 million during the same period in 2019. In 2020, the cash provided by financing activities was principally from borrowings on the Company’s unsecured RCF ($170.0 million). Total cash dividends to shareholders amounted to $57.6 million for the six months ended June 30, 2020 compared to $85.5 million in the same period of 2019 due to shares repurchased throughout 2019 and a 50% reduction in the quarterly dividend effective in the second quarter 2020. As of June 30, 2020 and in the event it is required to fund investing activities from borrowings, the Company has $1,426.3 million available on its committed RCF.
In 2019, net cash provided by financing activities was $1.1 billion principally from net borrowings on the RCF ($1,075.0 million) and a short-term loan ($500.0 million) to fund the LLOG acquisition. These borrowings were repaid in July 2019 following the completion of the Malaysia divestment for net sales proceeds of $2.0 billion. In 2019 the Company used cash to buy back issued ordinary shares of $299.9 million.
Working Capital
Working capital (total current assets less total current liabilities – excluding assets and liabilities held for sale) at June 30, 2020 was $(18.0) million, $61.1 million higher than December 31, 2019, with the increase primarily attributable to a lower cash balance ($161.3 million), lower accounts payable ($235.9 million), lower accounts receivable ($54.1 million), and lower other accrued liabilities ($45.6 million). Lower accounts payable is due to lower capital activity. Lower accounts receivable is due to lower commodity sales prices.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (contd.)
Financial Condition (contd.)

Capital Employed
At June 30, 2020, long-term debt of $2,956.4 million had increased by $153.0 million compared to December 31, 2019, as a result of net borrowing on the RCF.  The fixed-rate notes had a weighted average maturity of 7.3 years and a weighted average coupon of 5.9 percent.
A summary of capital employed at June 30, 2020 and December 31, 2019 follows.

	June 30, 2020		December 31, 2019
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$2,956.4	39.3%	$2,803.4	33.9%
Murphy shareholders' equity	4,568.5	60.7%	5,467.5	66.1%
Total capital employed	$7,525.0	100.0%	$8,270.8	100.0%
Cash and invested cash are maintained in several operating locations outside the United States.  At June 30, 2020, Cash and cash equivalents held outside the U.S. included U.S. dollar equivalents of approximately $20.5 million in Canada.  In addition, $19.1 million of cash was held in the United Kingdom and $11.8 million was held in Brunei (both of which were reported in current Assets held for sale on the Company’s Consolidated Balance Sheet at June 30, 2020).  In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods.  Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S.
Accounting changes and recent accounting pronouncements – see Note B
Outlook
As discussed in the Summary section on page 24, average crude oil prices were lower during the second quarter of 2020 compared to the average prices during the first quarter of 2020. NYMEX WTI forward curve prices for the balance of 2020 have recovered to an average of $42.07 per barrel at the end of July 2020, however we cannot predict what impact the ongoing COVID-19 pandemic and other economic factors may have on commodity pricing. Lower prices are expected to result in lower profits and operating cash-flows. For the third quarter, production is expected to average between 153 and 163 MBOEPD, excluding NCI. If price volatility persists, the Company will review the option of production curtailments to avoid incurring losses on certain produced barrels.
In response to the COVID-19 pandemic and reduced commodity prices, the Company reduced 2020 capital expenditures significantly from the original plan of $1.4 billion to $1.5 billion to a range of $680 million to $720 million, excluding NCI. The Company has also embarked on a cost reduction plan for both future direct operational expenditures and general and administrative costs. The Company will primarily fund its remaining capital program in 2020 using operating cash flow but will supplement funding where necessary with borrowings under the available revolving credit facility. The Company is closely monitoring the impact of lower commodity prices on its financial position and is currently in compliance with the covenants related to the revolving credit facility (see Note F). The Company’s response to COVID-19 is discussed in more detail in the risk factors on page 39.
As of August 5, 2020, the Company has entered into derivative or forward fixed-price delivery contracts to manage risk associated with certain future oil and natural gas sales prices as follows:

	Commodity	Type	Volumes (Bbl/d)	Price (USD/Bbl)	Remaining Period
Area					Start Date	End Date
United States	WTI ¹	Fixed price derivative swap	45,000	$56.42	7/1/2020	12/31/2020
United States	WTI ¹	Fixed price derivative swap	15,000	$42.93	1/1/2021	12/31/2021

			Volumes (MMcf/d)	Price (CAD/Mcf)	Remaining Period
Area	Commodity	Type			Start Date	End Date
Montney	Natural Gas	Fixed price forward sales at AECO	59	C$2.81	7/1/2020	12/31/2020
Montney	Natural Gas	Fixed price forward sales at AECO	25	C$2.62	1/1/2021	12/31/2021
1 West Texas Intermediate

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Forward-Looking Statements
This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are generally identified through the inclusion of words such as “aim”, “anticipate”, “believe”, “drive”, “estimate”, “expect”, “expressed confidence”, “forecast”, “future”, “goal”, “guidance”, “intend”, “may”, “objective”, “outlook”, “plan”, “position”, “potential”, “project”, “seek”, “should”, “strategy”, “target”, “will” or variations of such words and other similar expressions. These statements, which express management’s current views concerning future events or results, are subject to inherent risks and uncertainties. Factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement include, but are not limited to: macro conditions in the oil and gas industry, including supply/demand levels, actions taken by major oil exporters and the resulting impacts on commodity prices; increased volatility or deterioration in the success rate of our exploration programs or in our ability to maintain production rates and replace reserves; reduced customer demand for our products due to environmental, regulatory, technological or other reasons; adverse foreign exchange movements; political and regulatory instability in the markets where we do business; the impact on our operations or market of health pandemics such as COVID-19 and related government responses; other natural hazards impacting our operations or markets; any other deterioration in our business, markets or prospects; any failure to obtain necessary regulatory approvals; any inability to service or refinance our outstanding debt or to access debt markets at acceptable prices; or adverse developments in the U.S. or global capital markets, credit markets or economies in general. For further discussion of factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement, see “Risk Factors” in Murphy’s 2019 Annual Report on Form 10-K on file with the U.S. Securities and Exchange Commission and on page 39 of this Form 10-Q report.  Murphy undertakes no duty to publicly update or revise any forward-looking statements.

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
There were commodity transactions in place at June 30, 2020, covering certain future U.S. crude oil sales volumes in 2020.  A 10% increase in the respective benchmark price of these commodities would have decreased the net receivable associated with these derivative contracts by approximately $35.7 million, while a 10% decrease would have increased the recorded receivable by a similar amount.
There were no derivative foreign exchange contracts in place at June 30, 2020.
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
During the quarter ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Among the most significant variable factors impacting the Company’s results of operations are the sales prices for crude oil, natural gas liquids and natural gas that it produces. Many of the factors influencing prices of crude oil and natural gas are beyond our control. These factors include:
•worldwide and domestic supplies of and demand for crude oil, natural gas liquids and natural gas;
•the ability of the members of OPEC and certain non-OPEC members, for example, certain major suppliers such as Russia and Saudi Arabia, to agree to and maintain production levels;
•the production levels of non-OPEC countries, including production levels in the shale plays in the United States;
•the level of drilling, completion and production activities by other exploration and production companies, and variability therein, in response to market conditions;
•political instability or armed conflict in oil and natural gas producing regions;
•changes in weather patterns and climate;
•natural disasters such as hurricanes and tornadoes;
•the price and availability of alternative and competing forms of energy, such as nuclear, hydroelectric, wind or solar;
•the effect of conservation efforts;
•the occurrence or threat of epidemics or pandemics, such as the recent outbreak of coronavirus disease 2019 (COVID-19), or any government response to such occurrence or threat which may lower the demand for hydrocarbon fuels;
•technological advances affecting energy consumption and energy supply;
•domestic and foreign governmental regulations and taxes, including further legislation requiring, subsidizing or providing tax benefits for the use of alternative energy sources and fuels; and
•general economic conditions worldwide.
In the first quarter of 2020, certain major global suppliers announced supply increases in oil which contributed to the lower global commodity prices. In the first quarter of 2020, certain countries also announced unexpected price discounts of $6 to $8 per barrel to global customers. In the second quarter of 2020, the OPEC+ group of producers agreed to cut output by 9.7 million barrels of oil per day in May and June 2020.
Further, the recent global downturn, largely triggered by the COVID-19 pandemic (discussed below) has impacted demand, and hence applying further downward pressure on hydrocarbon energy prices. The longer the COVID-19 pandemic continues, including prolonged government restrictions on businesses and reduced activity of consumers, the longer the downward pressure will be applied.
For the three months ended June 30, 2020, West Texas Intermediate (WTI) crude oil prices averaged approximately $28 (compared to $46 in the first three months of 2020). The closing price for WTI at the end of the second quarter of 2020 was approximately $38 per barrel (compared to $30 at the end of the first quarter), reflecting a 36% reduction from the price at the end of 2019. In comparison, WTI averaged approximately $57 in 2019, $65 in 2018 and $51 in 2017. The closing price for WTI at the end of 2019 was approximately $60 per barrel. As of August 4, 2020 closing, the NYMEX WTI forward curve price for September through December 2020 was $42.07. The current futures forward curve indicates that prices may continue at or near current prices for an extended time. Certain U.S. and Canadian crude oils are priced from oil indices other than WTI, and these indices are influenced by different supply and demand forces than those that affect the WTI prices.
The average New York Mercantile Exchange (NYMEX) natural gas sales price for the three months ended June 30, 2020 was $1.65 per million British Thermal Units (MMBTU). The closing price for NYMEX natural gas as of June 30, 2020, was $1.57 per MMBTU. In comparison, NYMEX was $2.52 in 2019, $3.12 in 2018 and $2.96 per MMBTU in 2017 The

closing price for NYMEX natural gas as of December 31, 2019, was $2.19 per MMBTU. The Company also has exposure to the Canadian benchmark natural gas price, AECO, which averaged $1.33 per MMBTU in 2019.  The Company has entered into certain forward fixed price contracts as detailed in the Outlook section on page 41 and certain variable netback contracts providing exposure to Malin and Chicago City Gate prices.
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
We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. In the first half of 2020 the continued spread of COVID-19 has led to disruption in the global economy and weakness in demand in crude oil, natural gas liquids and natural gas, which has applied downward pressure on global commodity prices. See “Volatility in the global prices of crude oil, natural gas liquids and natural gas can significantly affect the Company’s operating results.”
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
Murphy is exposed to credit risk in three principle areas:
•Accounts receivable credit risk from selling its produced commodity to customers;
•Joint venture partners related to certain oil and natural gas properties operated by the Company. These joint venture partners may not be able to meet their financial obligation to pay for their share of capital and operating costs as they become due; and
•Counterparty credit risk related to forward price commodity hedge contracts to protect the Company’s cash flows against lower oil and natural gas prices

To mitigate these risks the Company:
•Actively monitors the credit worthiness of all its customers, joint venture partners, and forward commodity hedge counterparties;
•Given the inherent credit risks in a cyclical commodity price business, the Company has increased the focus on its review of joint venture partners, the magnitude of potential exposure, and planning suitable actions should a joint venture partner fail to pay its share of capital and operating expenditures.
The inability of a purchaser of the Company’s produced commodity, a joint venture partner of the Company, or counterparty in a forward price commodity hedge to meet their respective payment obligations to the Company could have an adverse effect on Murphy’s future earnings and cash flows.
ITEM 6. EXHIBITS
The Exhibit Index on page 43 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY OIL CORPORATION
(Registrant)

By	/s/ CHRISTOPHER D. HULSE
Christopher D. Hulse
Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
August 6, 2020
(Date)

EXHIBIT INDEX

Exhibit No.

3.2	By-Laws of Murphy Oil Corporation, as amended effective August 5, 2020

31.1	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase
Exhibits other than those listed above have been omitted since they are either not required or not applicable.