Form 10-Q
period 2020-09-30
MURPHY OIL CORP
filed 2020-11-05
CIK 717423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Number of shares of Common Stock, $1.00 par value, outstanding at October 31, 2020 was 153,598,625.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS (unaudited)

(Thousands of dollars)	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$219,636	306,760
Accounts receivable, less allowance for doubtful accounts of $1,605 in 2020 and 2019	279,149	426,684
Inventories	67,856	76,123
Prepaid expenses	58,099	40,896
Assets held for sale	108,916	123,864
Total current assets	733,656	974,327
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $11,102,285 in 2020 and $9,333,646 in 2019	8,592,834	9,969,743
Operating lease assets	765,484	598,293
Deferred income taxes	347,053	129,287
Deferred charges and other assets	30,324	46,854
Total assets	$10,469,351	11,718,504
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$295,398	602,096
Income taxes payable	17,813	19,049
Other taxes payable	23,755	18,613
Operating lease liabilities	100,169	92,286
Other accrued liabilities	157,574	197,447
Liabilities associated with assets held for sale	14,677	13,298
Total current liabilities	609,386	942,789
Long-term debt, including capital lease obligation	2,987,057	2,803,381
Asset retirement obligations	856,856	825,794
Deferred credits and other liabilities	635,980	613,407
Non-current operating lease liabilities	686,516	521,324
Deferred income taxes	179,511	207,198
Total liabilities	5,955,306	5,913,893
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	—	—
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares in 2020 and 195,089,269 shares in 2019	195,101	195,089
Capital in excess of par value	936,318	949,445
Retained earnings	5,560,673	6,614,304
Accumulated other comprehensive loss	(657,995)	(574,161)
Treasury stock	(1,690,661)	(1,717,217)
Murphy Shareholders' Equity	4,343,436	5,467,460
Noncontrolling interest	170,609	337,151
Total equity	4,514,045	5,804,611
Total liabilities and equity	$10,469,351	11,718,504
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars, except per share amounts)	2020	2019	2020	2019
Revenues and other income
Revenue from sales to customers	$425,324	750,337	1,311,627	2,060,127
(Loss) gain on crude contracts	(5,290)	63,247	319,502	121,163
Gain on sale of assets and other income	1,831	3,493	6,006	10,283
Total revenues and other income	421,865	817,077	1,637,135	2,191,573
Costs and expenses
Lease operating expenses	124,491	147,632	478,283	416,460
Severance and ad valorem taxes	6,781	13,803	22,645	36,972
Transportation, gathering and processing	41,322	54,305	126,779	128,748
Exploration expenses, including undeveloped lease amortization	12,092	12,358	61,686	75,570
Selling and general expenses	28,509	55,366	104,381	176,258
Restructuring expenses	4,982	—	46,379	—
Depreciation, depletion and amortization	231,603	325,562	769,151	819,270
Accretion of asset retirement obligations	10,778	10,587	31,213	29,824
Impairment of assets	219,138	—	1,206,284	—
Other (benefit) expense	20,224	(29,000)	(2,957)	26,442
Total costs and expenses	699,920	590,613	2,843,844	1,709,544
Operating (loss) income from continuing operations	(278,055)	226,464	(1,206,709)	482,029
Other (loss)
Interest and other (loss)	(5,177)	(4,418)	(10,107)	(18,134)
Interest expense, net	(45,182)	(44,930)	(124,877)	(145,095)
Total other (loss)	(50,359)	(49,348)	(134,984)	(163,229)
(Loss) income from continuing operations before income taxes	(328,414)	177,116	(1,341,693)	318,800
Income tax (benefit) expense	(62,584)	18,782	(248,890)	38,719
(Loss) income from continuing operations	(265,830)	158,334	(1,092,803)	280,081
(Loss) income from discontinued operations, net of income taxes	(778)	953,368	(6,907)	1,027,632
Net (loss) income including noncontrolling interest	(266,608)	1,111,702	(1,099,710)	1,307,713
Less: Net (loss) income attributable to noncontrolling interest	(23,055)	22,700	(122,869)	86,257
NET (LOSS) INCOME ATTRIBUTABLE TO MURPHY	$(243,553)	1,089,002	(976,841)	1,221,456
(LOSS) INCOME PER COMMON SHARE – BASIC
Continuing operations	$(1.58)	0.85	(6.31)	1.16
Discontinued operations	(0.01)	5.94	(0.05)	6.14
Net (loss) income	$(1.59)	6.79	(6.36)	7.30
(LOSS) INCOME PER COMMON SHARE – DILUTED
Continuing operations	$(1.58)	0.84	(6.31)	1.16
Discontinued operations	(0.01)	5.92	(0.05)	6.11
Net (loss) income	$(1.59)	6.76	(6.36)	7.27
Cash dividends per Common share	0.125	0.25	0.50	0.75
Average Common shares outstanding (thousands)
Basic	153,596	160,366	153,480	167,310
Diluted	153,596	160,980	153,480	168,105
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2020	2019	2020	2019
Net (loss) income including noncontrolling interest	$(266,608)	1,111,702	(1,099,710)	1,307,713
Other comprehensive (loss) income, net of tax
Net (loss) gain from foreign currency translation	28,323	(17,128)	(39,520)	36,927
Retirement and postretirement benefit plans	3,726	2,761	(45,219)	8,277
Deferred loss on interest rate hedges reclassified to interest expense	297	585	905	1,756
Other comprehensive (loss) income	32,346	(13,782)	(83,834)	46,960
COMPREHENSIVE (LOSS) INCOME	$(234,262)	1,097,920	(1,183,544)	1,354,673
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(Thousands of dollars)	2020	2019
Operating Activities
Net (loss) income including noncontrolling interest	$(1,099,710)	1,307,713
Adjustments to reconcile net (loss) income to net cash provided by continuing operations activities:
Loss (income) from discontinued operations	6,907	(1,027,632)
Depreciation, depletion and amortization	769,151	819,270
Previously suspended exploration costs	8,255	12,901
Amortization of undeveloped leases	21,951	21,680
Accretion of asset retirement obligations	31,213	29,824
Impairment of assets	1,206,284	—
Noncash restructuring expense	17,565	—
Deferred income tax (benefit) expense	(231,748)	50,597
Mark to market (gain) loss on contingent consideration	(29,476)	512
Mark to market (gain) loss on crude contracts	(104,463)	(100,076)
Long-term non-cash compensation	35,200	60,567
Net decrease (increase) in noncash operating working capital	(26,261)	40,257
Other operating activities, net	(26,837)	(62,386)
Net cash provided by continuing operations activities	578,031	1,153,227
Investing Activities
Property additions and dry hole costs	(648,725)	(995,509)
Property additions for King's Quay FPS	(74,936)	(13,637)
Acquisition of oil and gas properties	—	(1,212,949)
Proceeds from sales of property, plant and equipment	—	19,072
Net cash required by investing activities	(723,661)	(2,203,023)
Financing Activities
Borrowings on revolving credit facility	450,000	1,575,000
Repayment of revolving credit facility	(250,000)	(1,900,000)
Cash dividends paid	(76,790)	(125,437)
Distributions to noncontrolling interest	(43,673)	(97,510)
Early retirement of debt	(12,225)	—
Withholding tax on stock-based incentive awards	(7,094)	(6,991)
Debt issuance, net of cost	(613)	—
Capital lease obligation payments	(514)	(510)
Repurchase of common stock	—	(405,938)
Net cash (required) provided by financing activities	59,091	(961,386)
Cash Flows from Discontinued Operations [1]
Operating activities	(1,202)	74,361
Investing activities	4,494	1,985,202
Financing activities	—	(4,914)
Net cash provided by discontinued operations	3,292	2,054,649
Cash transferred from discontinued operations to continuing operations	—	2,083,565
Effect of exchange rate changes on cash and cash equivalents	(585)	2,593
Net increase (decrease) in cash and cash equivalents	(87,124)	74,976
Cash and cash equivalents at beginning of period	306,760	359,923
Cash and cash equivalents at end of period	$219,636	434,899
1  Net cash provided by discontinued operations is not part of the cash flow reconciliation. See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2020	2019	2020	2019
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	$—	—	—	—
Common Stock – par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares at September 30, 2020 and 195,083,364 shares at September 30, 2019
Balance at beginning of period	195,101	195,083	195,089	195,077
Exercise of stock options	—	—	12	6
Balance at end of period	195,101	195,083	195,101	195,083
Capital in Excess of Par Value
Balance at beginning of period	931,429	933,944	949,445	979,642
Exercise of stock options, including income tax benefits	—	—	(156)	(123)
Restricted stock transactions and other	(409)	—	(33,649)	(38,732)
Share-based compensation	5,298	7,365	20,678	25,041
Adjustments to acquisition valuation	—	—	—	(24,519)
Balance at end of period	936,318	941,309	936,318	941,309
Retained Earnings
Balance at beginning of period	5,823,426	5,677,248	6,614,304	5,513,529
Net (loss) income for the period	(243,553)	1,089,002	(976,841)	1,221,456
Sale and leaseback gain recognized upon adoption of ASC 842, net of tax impact	—	—	—	116,768
Cash dividends	(19,200)	(39,934)	(76,790)	(125,437)
Balance at end of period	5,560,673	6,726,316	5,560,673	6,726,316
Accumulated Other Comprehensive Loss
Balance at beginning of period	(690,341)	(549,045)	(574,161)	(609,787)
Foreign currency translation (loss) gain, net of income taxes	28,323	(17,128)	(39,520)	36,927
Retirement and postretirement benefit plans, net of income taxes	3,726	2,761	(45,219)	8,277
Deferred loss on interest rate hedges reclassified to interest expense, net of income taxes	297	585	905	1,756
Balance at end of period	(657,995)	(562,827)	(657,995)	(562,827)
Treasury Stock
Balance at beginning of period	(1,691,070)	(1,517,217)	(1,717,217)	(1,249,162)
Purchase of treasury shares	—	(106,014)	—	(405,938)
Awarded restricted stock, net of forfeitures	409	—	26,556	31,869
Balance at end of period – 41,502,003 shares of Common Stock in 2020 and 37,853,330 shares of Common Stock in 2019, at cost	(1,690,661)	(1,623,231)	(1,690,661)	(1,623,231)
Murphy Shareholders’ Equity	4,343,436	5,676,650	4,343,436	5,676,650
Noncontrolling Interest
Balance at beginning of period	204,937	358,532	337,151	368,343
Acquisition closing adjustments	—	(3,328)	—	(7,920)
Net (loss) income attributable to noncontrolling interest	(23,055)	22,700	(122,869)	86,257
Distributions to noncontrolling interest owners	(11,273)	(28,734)	(43,673)	(97,510)
Balance at end of period	170,609	349,170	170,609	349,170
Total Equity	$4,514,045	6,025,820	4,514,045	6,025,820
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
In connection with the LLOG acquisition, further discussed in Note P – Acquisitions, we hold a 0.5% interest in two variable interest entities (VIEs), Delta House Oil and Gas Lateral LLC and Delta House Floating Production System (FPS) LLC (collectively Delta House). These VIEs have not been consolidated because we are not considered the primary beneficiary. These non-consolidated VIEs are not material to our financial position or results of operations. As of September 30, 2020, our maximum exposure to loss was $3.5 million, which represents our net investment in Delta House. We have not provided any financial support to Delta House other than amounts previously required by our membership interest.
INTERIM FINANCIAL STATEMENTS – In the opinion of Murphy’s management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at September 30, 2020 and December 31, 2019, and the results of operations, cash flows and changes in stockholders’ equity for the interim periods ended September 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America (U.S.).  In preparing the financial statements of the Company in conformity with accounting principles generally accepted in the U.S., management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities.  Actual results may differ from the estimates.
Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2019 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report.  Financial results for the three-month and nine-month periods ended September 30, 2020 are not necessarily indicative of future results.
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
Compensation-Retirement Benefits-Defined Benefit Plans-General.  In August 2018, the FASB issued ASU 2018-14 which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  For public companies, the amendments in this ASU are effective for fiscal years ending after December 15, 2020, with early adoption permitted, and is to be applied on a retrospective basis to all periods presented. The Company is currently assessing the potential impact of this ASU to its consolidated financial statements.

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
For the three-month and nine-month periods ended September 30, 2020, the Company recognized $425.3 million and $1,311.6 million, respectively, from contracts with customers for the sales of oil, natural gas liquids and natural gas. For the three-month and nine-month periods ended September 30, 2019, the Company recognized $750.3 million and $2,060.1 million respectively, from contracts with customers for the sales of oil, natural gas liquids and natural gas.

		Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)		2020	2019	2020	2019
Net crude oil and condensate revenue
United States	Onshore	$86,498	219,515	272,284	547,756
	Offshore	216,918	398,518	714,143	1,090,462
Canada	Onshore	32,358	31,758	67,268	88,730
	Offshore	19,173	28,407	54,864	115,686
Other		—	1,933	1,806	7,908
Total crude oil and condensate revenue		354,947	680,131	1,110,365	1,850,542

Net natural gas liquids revenue
United States	Onshore	6,766	5,557	16,145	22,497
	Offshore	4,765	8,414	13,255	18,184
Canada	Onshore	2,780	2,751	6,090	8,987
Total natural gas liquids revenue		14,311	16,722	35,490	49,668

Net natural gas revenue
United States	Onshore	4,529	5,848	14,177	20,762
	Offshore	9,827	15,879	35,487	29,575
Canada	Onshore	41,710	31,757	116,108	109,580
Total natural gas revenue		56,066	53,484	165,772	159,917
Total revenue from contracts with customers		425,324	750,337	1,311,627	2,060,127

(Loss) gain on crude contracts		(5,290)	63,247	319,502	121,163
Gain on sale of assets and other income		1,831	3,493	6,006	10,283
Total revenue and other income		$421,865	817,077	1,637,135	2,191,573
Contract Balances and Asset Recognition
As of September 30, 2020, and December 31, 2019, receivables from contracts with customers, net of royalties and associated payables, on the balance sheet from continuing operations, were $70.8 million and $186.8 million, respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on a forward-looking expected loss model in accordance with ASU 2016-13 (see Note B), the Company did not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.
The Company has not entered into any upstream oil and gas sale contracts that have financing components as of September 30, 2020.
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
As of September 30, 2020, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period of more than 12 months starting at the inception of the contract:
໿

Current Long-Term Contracts Outstanding at September 30, 2020
Approximate Volumes
Location	Commodity	End Date	Description
U.S.	Oil	Q4 2021	Fixed quantity delivery in Eagle Ford	17,000 BOED
U.S.	Natural Gas and NGL	Q1 2023	Deliveries from dedicated acreage in Eagle Ford	As produced
Canada	Natural Gas	Q4 2020	Contracts to sell natural gas at Alberta AECO fixed prices	59 MMCFD
Canada	Natural Gas	Q4 2020	Contracts to sell natural gas at USD Index pricing	60 MMCFD
Canada	Natural Gas	Q4 2021	Contracts to sell natural gas at USD Index pricing	10 MMCFD
Canada	Natural Gas	Q4 2022	Contracts to sell natural gas at Malin USD fixed prices	20 MMCFD
Canada	Natural Gas	Q4 2022	Contracts to sell natural gas at USD Index pricing	35 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at USD Index pricing	30 MMCFD
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at USD Index pricing	49 MMCFD
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
At September 30, 2020, the Company had total capitalized exploratory well costs for continuing operations pending the determination of proved reserves of $187.9 million.  The following table reflects the net changes in capitalized exploratory well costs during the nine-month periods ended September 30, 2020 and 2019.

(Thousands of dollars)	2020	2019
Beginning balance at January 1	$217,326	207,855
Additions pending the determination of proved reserves	9,941	86,025
Capitalized exploratory well costs charged to expense	(39,408)	(13,145)
Balance at September 30	$187,859	280,735
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

	September 30,
	2020			2019

(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$8,000	1	—	64,711	5	5
One to two years	54,334	5	5	63,615	1	1
Two to three years	—	—	—	27,500	1	—
Three years or more	125,525	6	—	124,909	5	—
	$187,859	12	5	280,735	12	6
Of the $179.9 million of exploratory well costs capitalized more than one year at September 30, 2020, $88.2 million is in Vietnam, $46.0 million is in the U.S., $25.3 million is in Brunei, $15.6 million is in Mexico, and $4.8 million is in Canada.  In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.
Impairments
In 2020, declines in future oil and natural gas prices (principally driven by reduced demand in response to the COVID-19 pandemic and increased supply in the first quarter of 2020 from foreign oil producers and - see Risk Factors on page 38) led to impairments in certain of the Company’s U.S. Offshore and Other Foreign properties. The Company recorded pretax noncash impairment charges of $1,206.3 million to reduce the carrying values to their estimated fair values at select properties.
The fair values were determined by internal discounted cash flow models using estimates of future production, prices, costs and discount rates believed to be consistent with those used by principal market participants in the applicable region.
The following table reflects the recognized impairments for the nine months ended September 30, 2020.

Nine Months Ended
(Thousands of dollars)	September 30, 2020
U.S.	$1,152,515
Other Foreign	39,709
Corporate	14,060
$1,206,284
Divestments
In July 2019, the Company completed a divestiture of its two subsidiaries conducting Malaysian operations, Murphy Sabah Oil Co., Ltd. and Murphy Sarawak Oil Co., Ltd., in a transaction with PTT Exploration and Production Public Company Limited (PTTEP) which was effective January 1, 2019. Total cash consideration received upon closing was $2.0 billion. A gain on sale of $960.0 million was recorded as part of discontinued operations on the Consolidated Statement of Operations during 2019. The Company does not anticipate tax liabilities related to the sales proceeds. Murphy was entitled to receive a $100.0 million bonus payment contingent upon certain future exploratory drilling results prior to October 2020, however the results were not achieved by PTTEP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note E – Discontinued Operations and Assets Held for Sale
The Company has accounted for its former Malaysian exploration and production operations and its former U.K., U.S. refining and marketing operations as discontinued operations for all periods presented.  The results of operations associated with discontinued operations for the three-month and nine-month periods ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2020	2019	2020	2019
Revenues	$—	972,737	4,074	1,328,110
Costs and expenses
Lease operating expenses	—	6,262	—	127,138
Depreciation, depletion and amortization	—	(1)	—	33,697
Other costs and expenses	778	11,079	10,981	81,560
(Loss) income before taxes	(778)	955,397	(6,907)	1,085,715
Income tax expense	—	2,029	—	58,083
(Loss) income from discontinued operations	$(778)	953,368	(6,907)	1,027,632
The following table presents the carrying value of the major categories of assets and liabilities of the Brunei exploration and production operations, the U.K. refining and marketing operations and the Company’s office building in El Dorado, Arkansas and two airplanes that are reflected as held for sale on the Company’s Consolidated Balance Sheets. Subsequent to period end, one of the planes has been sold.

(Thousands of dollars)	September 30, 2020	December 31, 2019
Current assets
Cash	$29,420	25,185
Accounts receivable	425	4,834
Inventories	406	406
Prepaid expenses and other	831	1,882
Property, plant, and equipment, net	68,393	82,116
Deferred income taxes and other assets	9,441	9,441
Total current assets associated with assets held for sale	$108,916	123,864
Current liabilities
Accounts payable	$5,481	3,702
Current maturities of long-term debt (finance lease)	728	705
Taxes payable	1,510	1,411
Long-term debt (finance lease)	6,702	7,240
Asset retirement obligation	256	240
Total current liabilities associated with assets held for sale	$14,677	13,298

Note F – Financing Arrangements and Debt
As of September 30, 2020, the Company had a $1.6 billion revolving credit facility (RCF). The RCF is a senior unsecured guaranteed facility which expires in November 2023. At September 30, 2020, the Company had $200.0 million outstanding borrowings under the RCF and $3.7 million of outstanding letters of credit, which reduce the borrowing capacity of the RCF. At September 30, 2020, the interest rate in effect on borrowings under the facility was 1.84%. At September 30, 2020, the Company was in compliance with all covenants related to the RCF.

The Company also has a shelf registration statement on file with the U.S. Securities and Exchange Commission that permits the offer and sale of debt and/or equity securities through October 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note G – Other Financial Information
Additional disclosures regarding cash flow activities are provided below.໿

	Nine Months Ended September 30,
(Thousands of dollars)	2020	2019
Net (increase) decrease in operating working capital, excluding cash and cash equivalents:
(Increase) decrease in accounts receivable ¹	$251,706	(128,698)
Decrease in inventories	4,747	4,398
(Increase) in prepaid expenses	(17,400)	(3,745)
Increase (decrease) in accounts payable and accrued liabilities ¹	(264,078)	165,224
Increase (decrease) in income taxes payable	(1,236)	3,078
Net (increase) decrease in noncash operating working capital	$(26,261)	40,257
Supplementary disclosures:
Cash income taxes paid, net of refunds	$(12,559)	(4,563)
Interest paid, net of amounts capitalized of $5.9 million in 2020 and $0.2 million in 2019	139,651	137,116

Non-cash investing activities:
Asset retirement costs capitalized ²	$6,342	48,203
(Increase) decrease in capital expenditure accrual	74,742	(52,659)
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
On May 6, 2020, the Company announced that it was closing its headquarter office in El Dorado, Arkansas, its office in Calgary, Alberta, and consolidating all worldwide staff activities to its existing office location in Houston, Texas. As a result of this decision and the subsequent restructuring activities, a pension remeasurement was triggered and the Company incurred pension curtailment and special termination benefit charges as a result of the associated reduction of force. The Company elected the use of a practical expedient to perform the pension remeasurement as of May 31, 2020, which resulted in an increase in our pension and other postretirement benefit liabilities of $63.0 million due to a lower discount rate and lower plan assets compared to December 31, 2019.
The table that follows provides the components of net periodic benefit expense for the three-month and nine-month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2020	2019	2020	2019
Service cost	$1,664	2,064	342	421
Interest cost	4,827	7,151	612	945
Expected return on plan assets	(5,773)	(6,455)	—	—
Amortization of prior service cost (credit)	149	248	—	(98)
Recognized actuarial loss	5,690	3,516	(24)	—
Net periodic benefit expense	$6,557	6,524	930	1,268

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2020	2019	2020	2019
Service cost	$5,996	6,188	1,235	1,261
Interest cost	16,381	21,402	2,200	2,833
Expected return on plan assets	(18,414)	(19,285)	—	—
Amortization of prior service cost (credit)	515	741	—	(293)
Recognized actuarial loss	14,223	10,538	(24)	—
Net periodic benefit expense	18,701	19,584	3,411	3,801
Other - curtailment	586	—	(1,825)	—
Other - special termination benefits	8,435	—	—	—
Total net periodic benefit expense	$27,722	19,584	1,586	3,801
The components of net periodic benefit expense, other than the service cost, curtailment and special termination benefits components, are included in the line item “Interest and other income (loss)” in Consolidated Statements of Operations. The curtailment and special termination benefits components are included in the line item “Restructuring expenses” in Consolidated Statement of Operations.
During the nine-month period ended September 30, 2020, the Company made contributions of $27.4 million to its defined benefit pension and postretirement benefit plans.  Remaining funding in 2020 for the Company’s defined benefit pension and postretirement plans is anticipated to be $10.3 million.

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
The 2020 Long-Term Plan and the 2018 Long-Term Plan authorizes the Committee to make grants of the Company’s Common Stock to employees.  These grants may be in the form of stock options (nonqualified or incentive), stock appreciation rights (SAR), restricted stock, restricted stock units (RSU), performance units, performance shares, dividend equivalents and other stock-based incentives.  The 2020 Long-Term Plan expires in 2030.  A total of 5,000,000 shares are issuable during the life of the 2020 Long-Term Plan. Shares issued pursuant to awards granted under this Plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased in the open market. Share awards that have been canceled, expired, forfeited or otherwise not issued under an award shall not count as shares issued under this Plan.
The Stock Plan for Non-Employee Directors (2018 NED Plan) permits the issuance of restricted stock, restricted stock units and stock options or a combination thereof to the Company’s Non-Employee Directors.
During the first nine months of 2020, the Committee granted 999,700 performance-based RSUs and 340,600 time-based RSUs to certain employees under the 2018 Long-Term Plan.  The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $21.51 per unit.  The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $21.68 per unit.  Additionally, in February 2020, the Committee granted 1,152,500 cash-settled RSUs (CRSU) to certain employees.  The CRSUs are to be settled in cash, net of applicable income taxes, and are accounted for as liability-type awards.  The initial fair value of the CRSUs granted in February 2020 was $21.68.  Also, in February, the Committee granted 106,248 shares of time-based RSUs to the Company’s non-employee Directors under the 2018 NED Plan.  These units are scheduled to vest on the third anniversary of the date of grant. The estimated fair value of these awards was $22.59 per unit on date of grant.
All stock option exercises are non-cash transactions for the Company.  The employee receives net shares, after applicable withholding obligations, upon each stock option exercise. The actual income tax benefit realized from the tax deductions related to stock option exercises of the share-based payment arrangements were immaterial for the nine-month period ended September 30, 2020.
Amounts recognized in the financial statements with respect to share-based plans are shown in the following table:

	Nine Months Ended September 30,
(Thousands of dollars)	2020	2019
Compensation charged against income before tax benefit	$17,542	39,884
Related income tax benefit recognized in income	2,278	6,204
Certain incentive compensation granted to the Company’s named executive officers, to the extent their total compensation exceeds $1.0 million per executive per year, is not eligible for a U.S. income tax deduction under the Tax Cuts and Jobs Act (2017 Tax Act).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note J – Earnings per Share
Net (loss) income attributable to Murphy was used as the numerator in computing both basic and diluted income per Common share for the three-month and nine-month periods ended September 30, 2020 and 2019.  The following table reports the weighted-average shares outstanding used for these computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Weighted-average shares)	2020	2019	2020	2019
Basic method	153,596,109	160,365,705	153,479,654	167,310,202
Dilutive stock options and restricted stock units ¹	—	614,333	—	795,025
Diluted method	153,596,109	160,980,038	153,479,654	168,105,227
1 Due to a net loss recognized by the Company for the three-month and nine-month periods ended September 30, 2020, no unvested stock awards were included in the computation of diluted earnings per share because the effect would have been antidilutive.
The following table reflects certain options to purchase shares of common stock that were outstanding during the periods presented but were not included in the computation of diluted shares above because the incremental shares from the assumed conversion were antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Antidilutive stock options excluded from diluted shares	2,111,068	2,903,768	2,305,973	3,016,361
Weighted average price of these options	$38.54	$44.65	$40.15	$45.38

Note K – Income Taxes
The Company’s effective income tax rate is calculated as the amount of income tax expense (benefit) divided by income from continuing operations before income taxes.  For the three-month and nine-month periods ended September 30, 2020 and 2019, the Company’s effective income tax rates were as follows:

	2020	2019
Three months ended September 30,	19.1%	10.6%
Nine months ended September 30,	18.6%	12.1%
The effective tax rate for the three-month period ended September 30, 2020 was below the U.S. statutory tax rate of 21% due to exploration expenses in certain foreign jurisdictions in which no income tax benefit is available, as well as no tax benefit available from the pre-tax loss of the noncontrolling interest in MP GOM.
The effective tax rate for the three-month period ended September 30, 2019 was below the U.S. statutory tax rate of 21% due to an income tax deduction for prior years Vietnam exploration spend which resulted in an income tax benefit of $15 million.
The effective tax rate for the nine-month period ended September 30, 2020 was below the U.S. statutory tax rate of 21% due to exploration expenses in certain foreign jurisdictions in which no income tax benefit is available, as well as no tax benefit available from the pre-tax loss of the noncontrolling interest in MP GOM. These items reduced the tax credit on a reported pre-tax net loss.
The effective tax rate for the nine-month period ended September 30, 2019 was below the statutory tax rate of 21% due to an income tax deduction for prior years Vietnam exploration spend which resulted in an income tax benefit of $15 million, a reduction of the Alberta provincial corporate income tax rate that reduced the future deferred tax liability by $13 million, and no tax applied to the pre-tax income of the noncontrolling interest in MP GOM.
The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities.  These audits often take multiple years to complete and settle.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters.  As of September 30, 2020, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: United States – 2016; Canada – 2016; Malaysia – 2013; and United Kingdom – 2018. Following the divestment of Malaysia in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note K– Income Taxes (Contd.)

third quarter of 2019, the Company has retained certain possible tax and other liabilities and rights to income tax receivables relating to Malaysia for the years prior to 2019. The Company believes current recorded liabilities are adequate.
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
Commodity Price Risks
At September 30, 2020, the Company had 45,000 barrels per day in WTI crude oil swap financial contracts maturing through December 2020 at an average price of $56.42, and 18,000 barrels per day in WTI crude oil swap financial contracts maturing from January to December of 2021 at an average price of $43.31. Under these contracts, which mature monthly, the Company pays the average monthly price in effect and receives the fixed contract price.
At September 30, 2019, the Company had 35,000 barrels per day in WTI crude oil swap financial contracts maturing through December 2019 at an average price of $60.51 and 35,000 barrels per day in WTI crude oil swap financial contracts maturing through December 2020 at an average price of $57.59.
Foreign Currency Exchange Risks
The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. The Company had no foreign currency exchange short-term derivatives outstanding at September 30, 2020 and 2019.
At September 30, 2020 and December 31, 2019, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	September 30, 2020		December 31, 2019
(Thousands of dollars)	Asset (Liability) Derivatives		Asset (Liability) Derivatives
Type of Derivative Contract	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity	Accounts receivable	$93,774	Accounts payable	$(33,364)
For the three-month and nine-month periods ended September 30, 2020 and 2019, the gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)		Gain (Loss)
(Thousands of dollars)	Statement of Operations Location	Three Months Ended September 30,		Nine months ended September 30,
Type of Derivative Contract		2020	2019	2020	2019
Commodity	(Loss) gain on crude contracts	$(5,290)	63,247	$319,502	121,163
Interest Rate Risks
Under hedge accounting rules, the Company deferred the net cost associated with derivative contracts purchased to manage interest rate risk associated with 10-year notes sold in May 2012 to match the payment of interest on these notes through 2022.  During the nine-month periods ended September 30, 2020 and 2019, $1.1 million and $2.2 million, respectively, of the deferred loss on the interest rate swaps was charged to Interest expense in the Consolidated Statement of Operations.  The remaining loss (net of tax) deferred on these matured contracts at September 30, 2020 was $2.0 million and is recorded, net of income taxes of $0.5 million, in Accumulated other comprehensive loss in the Consolidated Balance Sheet.  The Company expects to charge approximately $0.4 million of this deferred loss to Interest expense, net in the Consolidated Statement of Operations during the remainder of 2020.

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
The carrying value of assets and liabilities recorded at fair value on a recurring basis at September 30, 2020 and December 31, 2019, are presented in the following table.

	September 30, 2020				December 31, 2019
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative contracts	$—	93,774	—	93,774	—	—	—	—
	$—	93,774	—	93,774	—	—	—	—

Liabilities:
Commodity derivative contracts	$—	—	—	—	—	33,364	—	33,364
Nonqualified employee savings plans	16,169	—	—	16,169	17,035	—	—	17,035
Contingent consideration	—	—	117,311	117,311	—	—	146,787	146,787
	$16,169	—	117,311	133,480	17,035	33,364	146,787	197,186
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
The contingent consideration, related to two acquisitions in 2019 and 2018, is valued using a Monte Carlo simulation model. The income effect of changes in the fair value of the contingent consideration is recorded in Other (benefit) expense in the Consolidated Statements of Operations. Any remaining contingent consideration payable will be due annually in years 2021 to 2026.
The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists.  There were no offsetting positions recorded at September 30, 2020 and December 31, 2019.
Note M – Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss on the Consolidated Balance Sheets at December 31, 2019 and September 30, 2020 and the changes during the nine-month period ended September 30, 2020, are presented net of taxes in the following table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note M – Accumulated Other Comprehensive Loss (Contd.)

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)	Retirement and Postretirement Benefit Plan Adjustments		Deferred Loss on Interest Rate Derivative Hedges		Total
Balance at December 31, 2019	$(353,252)	(218,015)		(2,894)		(574,161)
Components of other comprehensive income (loss):
Before reclassifications to income and retained earnings	(39,520)	(55,707)		—		(95,227)
Reclassifications to income	—	10,488	¹	905	²	11,393
Net other comprehensive income (loss)	(39,520)	(45,219)		905		(83,834)
Balance at September 30, 2020	$(392,772)	(263,234)		(1,989)		(657,995)

1 Reclassifications before taxes of $13,720 are included in the computation of net periodic benefit expense for the nine-month period ended September 30, 2020.  See Note H for additional information.  Related income taxes of $3,232 are included in Income tax expense (benefit) for the nine-month period ended September 30, 2020.
2 Reclassifications before taxes of $1,147 are included in Interest expense, net, for the nine-month period ended September 30, 2020.  Related income taxes of $242 are included in Income tax expense (benefit) for the nine-month period ended September 30, 2020.  See Note L for additional information.
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
The Company has retained certain liabilities related to environmental and operational matters at formerly owned U.S. refineries that were sold in 2011.  The Company obtained insurance covering certain levels of environmental exposures related to past operations of these refineries.  The Company has not retained any environmental exposure associated with Murphy’s former U.S. marketing operations.  The Company believes costs related to these sites will not have a material adverse effect on Murphy’s net income/(loss), financial condition or liquidity in a future period.

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

	Total Assets at September 30, 2020	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(Millions of dollars)		External Revenues	Income (Loss)	External Revenues	Income (Loss)
Exploration and production ¹
United States	$7,028.0	330.8	(172.6)	656.8	170.8
Canada	2,155.5	96.3	(8.6)	95.0	(9.1)
Other	264.1	—	(11.7)	1.9	(3.7)
Total exploration and production	9,447.6	427.1	(192.9)	753.7	158.0
Corporate	1,002.1	(5.2)	(72.9)	63.4	0.3
Assets/revenue/income (loss) from continuing operations	10,449.7	421.9	(265.8)	817.1	158.3
Discontinued operations, net of tax	19.7	—	(0.8)	—	953.4
Total	$10,469.4	421.9	(266.6)	817.1	1,111.7

		Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
		External Revenues	Income (Loss)	External Revenues	Income (Loss)
Exploration and production ¹
United States		$1,070.6	(1,011.7)	1,734.3	420.0
Canada		245.2	(35.0)	323.8	(7.5)
Other		1.8	(73.0)	7.9	(35.4)
Total exploration and production		1,317.6	(1,119.7)	2,066.0	377.1
Corporate		319.5	26.9	125.6	(97.0)
Assets/revenue/income (loss) from continuing operations		1,637.1	(1,092.8)	2,191.6	280.1
Discontinued operations, net of tax		—	(6.9)	—	1,027.6
Total		$1,637.1	(1,099.7)	2,191.6	1,307.7
1 Additional details about results of oil and gas operations are presented in the table on pages 26 and 27.

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

Note Q – Restructuring Charges

On May 6, 2020, the Company announced that it was closing its headquarter office in El Dorado, Arkansas, its office in Calgary, Alberta, and consolidating all worldwide staff activities to its existing office location in Houston, Texas. As a result of this decision, certain directly attributable costs and charges have been recognized and reported as Restructuring charges as part of net income during the three and nine months ended September 30, 2020. These costs include severance, relocation, IT costs, pension curtailment charges and a write-off of the right of use asset lease associated with the Canada office. Further, the office building in El Dorado and two airplanes are classified as held for sale as of September 30, 2020. Subsequent to period end, one of the planes has been sold. All Restructuring charges have been recorded in the Corporate segment.

The following table presents a summary of the restructuring charges included in Operating (loss) income from continuing operations for the three and nine months ended September 30, 2020:

(Thousands of dollars)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Severance	$2,635	22,502
Pension and termination benefit charges	—	10,913
Contract exit costs and other	2,347	12,964
Restructuring charges	$4,982	46,379

The following table represents a reconciliation of the liability associated with the Company’s restructuring activities at September 30, 2020, which is reflected in Other accrued liabilities on the Consolidated Balance Sheet:

(Thousands of dollars)
Restructuring accruals	$28,814
Utilizations	(19,635)
Liability at September 30, 2020	$9,179

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
Summary
In 2020 the continued spread of coronavirus disease 2019 (COVID-19) has led to disruption in the global economy and a weakness in demand for crude oil. In the first quarter of 2020, certain major global suppliers of crude oil announced supply increases which resulted in a contribution to the lower global commodity prices in the first quarter and early second quarter. In early second quarter of 2020, the OPEC+ group of oil producing countries agreed to supply restrictions which helped support the oil price in the latter part of the second quarter and during the third quarter. Nevertheless, oil prices during the third quarter 2020 remained below average 2019 prices. The reduction in commodity prices compared to 2019 will reduce the Company’s profits and operating cash-flows; this is discussed in more detail in the Outlook section on page 35.
For the three months ended September 30, 2020, West Texas Intermediate (WTI) crude oil prices averaged approximately $41 per barrel (compared to $28 in the second quarter of 2020 and $56 in the third quarter of 2019). The closing price for WTI at the end of the third quarter of 2020 was approximately $40 per barrel, reflecting a 34% reduction from the price at the end of 2019. The average price in October 2020 was $39.55 per barrel. As of close on November 4, 2020, the NYMEX WTI forward curve prices for the remainder of 2020 and 2021 were $39.15 and $41.06 per barrel, respectively.
For the three months ended September 30, 2020, the Company produced 163 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations.  The Company invested $122.7 million in capital expenditures (on a value of work done basis) in the third quarter of 2020, which included $19.3 million to fund the development of the King’s Quay Floating Production System (FPS). The Company reported net loss from continuing operations of $265.8 million (which includes a loss attributable to noncontrolling interest of $23.1 million) for the third quarter of 2020.
For the nine months ended September 30, 2020, the Company produced 180 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations.  The Company invested $680.3 million in capital expenditures (on a value of work done basis) for the nine months ended September 30, 2020, which included $80.7 million to fund the development of the King’s Quay FPS. The Company reported net loss from continuing operations of $1,092.8 million (which includes impairment charges of $854.2 million, net of tax, and a loss attributable to noncontrolling interest of $122.9 million) for the nine months ended September 30, 2020.
For the three months ended September 30, 2019, the Company produced 203 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations. The Company invested $356.6 million in capital expenditures (on a value of work done basis) in the third quarter of 2019. The Company reported net income from continuing operations of $158.3 million (which includes income attributable to noncontrolling interest of $22.7 million) for the three months ended September 30, 2019.
For the nine months ended September 30, 2019, the Company produced 179 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations. The Company invested $2.3 billion in capital expenditures (on a value of work done basis) for the nine months ended September 30, 2019, which included the LLOG acquisition of $1.2 billion. The Company reported net income from continuing operations of $280.1 million (which includes income attributable to noncontrolling interest of $86.3 million) for the nine months ended September 30, 2019.
During the three-month and nine-month periods ended September 30, 2020, crude oil and condensate volumes from continuing operations were lower than the prior year period as a result of lower Eagle Ford Shale volumes (due to lower capital expenditures) and higher hurricane and storm downtime in the Gulf of Mexico. Revenue, compared to 2019, was also impacted by the lower average oil prices. The results are explained in more detail below.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Results of Operations
Murphy’s income (loss) by type of business is presented below.

	Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2020	2019	2020	2019
Exploration and production	$(192.9)	158.0	(1,119.7)	377.1
Corporate and other	(72.9)	0.3	26.9	(97.0)
(Loss) income from continuing operations	(265.8)	158.3	(1,092.8)	280.1
Discontinued operations ¹	(0.8)	953.4	(6.9)	1,027.6
Net (loss) income including noncontrolling interest	$(266.6)	1,111.7	(1,099.7)	1,307.7
1 The Company has presented its Malaysia E&P operations and former U.K. and U.S. refining and marketing operations as discontinued operations in its consolidated financial statements.
Exploration and Production
Results of E&P continuing operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2020	2019	2020	2019
Exploration and production
United States	$(172.6)	170.8	(1,011.7)	420.0
Canada	(8.6)	(9.1)	(35.0)	(7.5)
Other	(11.7)	(3.7)	(73.0)	(35.4)
Total	$(192.9)	158.0	(1,119.7)	377.1

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except per barrel of oil equivalents sold)	2020	2019	2020	2019
Net (loss) income attributable to Murphy (GAAP)	$(243.6)	1,089.0	(976.8)	1,221.5
Income tax (benefit) expense	(62.6)	18.8	(248.9)	38.7
Interest expense, net	45.2	44.9	124.9	145.1
Depreciation, depletion and amortization expense ¹	219.7	308.3	725.1	766.4
EBITDA attributable to Murphy (Non-GAAP)	(41.3)	1,461.0	(375.7)	2,171.7
Impairment of assets ¹	186.5	—	1,072.5	—
Mark-to-market loss (gain) on crude oil derivative contracts	69.3	(49.2)	(104.5)	(100.1)
Mark-to-market loss (gain) on contingent consideration	14.0	(28.4)	(29.5)	0.5
Restructuring expenses	5.0	—	46.4	—
Accretion of asset retirement obligations	10.8	10.6	31.2	29.8
Unutilized rig charges	5.2	—	13.2	—
Discontinued operations loss (income)	0.8	(953.4)	6.9	(1,027.6)
Inventory loss	—	—	4.8	—
Foreign exchange losses (gains)	0.8	0.8	(2.5)	6.4
Business development transaction costs	—	4.1	—	24.4
Write-off of previously suspended exploration wells	—	—	—	13.2
Seal insurance proceeds	(1.7)	(8.0)	(1.7)	(8.0)
Adjusted EBITDA attributable to Murphy (Non-GAAP)	$249.4	437.5	661.1	1,110.3

Total barrels of oil equivalents sold from continuing operations attributable to Murphy (thousands of barrels)	14,166	17,745	46,478	45,511

Adjusted EBITDA per barrel of oil equivalents sold	$17.61	24.65	14.22	24.40
1 Depreciation, depletion, and amortization expense used in the computation of EBITDA and impairment of assets used in the computation of Adjusted EBITDA exclude the portion attributable to the non-controlling interest.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

OIL AND GAS OPERATING RESULTS – THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Millions of dollars)	United States [1]	Canada	Other	Total
Three Months Ended September 30, 2020
Oil and gas sales and other operating revenues	$330.8	96.3	—	427.1
Lease operating expenses	91.5	32.6	0.4	124.5
Severance and ad valorem taxes	6.4	0.3	—	6.7
Transportation, gathering and processing	29.3	12.0	—	41.3
Depreciation, depletion and amortization	166.2	59.6	0.5	226.3
Impairments of assets	205.1	—	—	205.1
Accretion of asset retirement obligations	9.4	1.4	—	10.8
Exploration expenses
Dry holes and previously suspended exploration costs	0.6	—	—	0.6
Geological and geophysical	0.1	—	(0.1)	—
Other exploration	0.6	0.1	3.6	4.3
	1.3	0.1	3.5	4.9
Undeveloped lease amortization	4.9	0.1	2.3	7.3
Total exploration expenses	6.2	0.2	5.8	12.2
Selling and general expenses	5.3	3.4	1.6	10.3
Other	22.5	(1.5)	2.5	23.5
Results of operations before taxes	(211.1)	(11.7)	(10.8)	(233.6)
Income tax provisions (benefits)	(38.5)	(3.1)	0.9	(40.7)
Results of operations (excluding Corporate segment)	$(172.6)	(8.6)	(11.7)	(192.9)

Three Months Ended September 30, 2019
Oil and gas sales and other operating revenues	$656.8	95.0	1.9	753.7
Lease operating expenses	116.2	31.2	0.2	147.6
Severance and ad valorem taxes	13.4	0.4	—	13.8
Transportation, gathering and processing	44.1	10.2	—	54.3
Depreciation, depletion and amortization	253.5	65.3	0.6	319.4
Accretion of asset retirement obligations	9.0	1.6	—	10.6
Exploration expenses
Dry holes and previously suspended exploration costs	(0.1)	—	—	(0.1)
Geological and geophysical	0.2	—	0.2	0.4
Other exploration	1.5	0.1	3.8	5.4
	1.6	0.1	4.0	5.7
Undeveloped lease amortization	5.2	0.3	1.0	6.5
Total exploration expenses	6.8	0.4	5.0	12.2
Selling and general expenses	22.7	7.6	5.6	35.9
Other	(21.0)	(7.3)	0.5	(27.8)
Results of operations before taxes	212.1	(14.4)	(10.0)	187.7
Income tax provisions (benefits)	41.3	(5.3)	(6.3)	29.7
Results of operations (excluding Corporate segment)	$170.8	(9.1)	(3.7)	158.0
1 Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

OIL AND GAS OPERATING RESULTS – NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Millions of dollars)	United States [1]	Canada	Other	Total
Nine Months Ended September 30, 2020
Oil and gas sales and other operating revenues	$1,070.6	245.2	1.8	1,317.6
Lease operating expenses	386.5	90.6	1.2	478.3
Severance and ad valorem taxes	21.6	1.0	—	22.6
Transportation, gathering and processing	95.4	31.4	—	126.8
Depreciation, depletion and amortization	589.5	161.3	1.5	752.3
Impairment of assets	1,152.5	—	39.7	1,192.2
Accretion of asset retirement obligations	27.1	4.1	—	31.2
Exploration expenses
Dry holes and previously suspended exploration costs	8.3	—	—	8.3
Geological and geophysical	9.4	0.1	4.1	13.6
Other exploration	4.3	0.4	13.1	17.8
	22.0	0.5	17.2	39.7
Undeveloped lease amortization	14.8	0.3	6.9	22.0
Total exploration expenses	36.8	0.8	24.1	61.7
Selling and general expenses	16.6	13.2	5.5	35.3
Other	1.0	(2.5)	1.4	(0.1)
Results of operations before taxes	(1,256.4)	(54.7)	(71.6)	(1,382.7)
Income tax provisions (benefits)	(244.7)	(19.7)	1.4	(263.0)
Results of operations (excluding Corporate segment)	$(1,011.7)	(35.0)	(73.0)	(1,119.7)

Nine months ended September 30, 2019
Oil and gas sales and other operating revenues	$1,734.3	323.8	7.9	2,066.0
Lease operating expenses	308.3	107.1	1.1	416.5
Severance and ad valorem taxes	36.0	1.0	—	37.0
Transportation, gathering and processing	103.4	25.3	—	128.7
Depreciation, depletion and amortization	618.6	181.6	2.9	803.1
Accretion of asset retirement obligations	25.2	4.6	—	29.8
Exploration expenses
Dry holes and previously suspended exploration costs	(0.2)	—	13.1	12.9
Geological and geophysical	16.1	—	8.1	24.2
Other exploration	5.5	0.3	10.9	16.7
	21.4	0.3	32.1	53.8
Undeveloped lease amortization	18.0	1.0	2.7	21.7
Total exploration expenses	39.4	1.3	34.8	75.5
Selling and general expenses	52.9	21.3	17.3	91.5
Other	37.5	(6.9)	0.9	31.5
Results of operations before taxes	513.0	(11.5)	(49.1)	452.4
Income tax provisions (benefits)	93.0	(4.0)	(13.7)	75.3
Results of operations (excluding Corporate segment)	$420.0	(7.5)	(35.4)	377.1
1 Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

Exploration and Production
Third quarter 2020 vs. 2019
All amounts include amount attributable to a noncontrolling interest in MP GOM, unless otherwise noted.
United States E&P operations reported a loss of $172.6 million in the third quarter of 2020 compared to income of $170.8 million in the third quarter of 2019.  Results were $343.4 million unfavorable in the 2020 quarter compared to the 2019 period due to lower revenues ($326.0 million) and higher impairment charges ($205.1 million), partially offset by lower depreciation, depletion and amortization ($87.3 million), income tax expense ($79.8 million), lease operating expenses ($24.7 million), general and administrative (G&A: $17.4 million), and transportation, gathering, and processing expenses ($14.8 million). Lower revenues were primarily due to lower commodity prices, lower Eagle Ford Shale volumes (due to lower capital expenditures), and lower volumes in the U.S. Gulf of Mexico (as a result of shut-ins due to hurricane activity in the 2020 quarter). The impairment charge in the quarter relates to the Gulf of Mexico Cascade & Chinook field which, primarily as a result of lower commodity prices and lower capital expenditure plans, was written down to its expected future value. Lower depreciation expense was primarily due to lower depreciation rates following the impairment charges incurred in the first quarter of 2020 and lower sales volume. Lower lease operating expense was primarily attributable to wells being shut-in in the Gulf of Mexico and certain cost-savings initiatives taken across all businesses. Lower G&A is due to cost reductions and lower headcount as a result of restructuring (primarily closing the El Dorado and Calgary offices).
Canadian E&P operations reported a loss of $8.6 million in the third quarter 2020 compared to a loss of $9.1 million in the 2019 quarter.  Results were favorable $0.5 million compared to the 2019 period primarily due to higher revenue ($1.3 million), lower depreciation and amortization ($5.7 million), higher tax benefit ($2.2 million), partially offset by lower other operating income ($5.8 million), higher transportation, gathering, and processing expenses ($1.8 million), and higher lease operating expenses ($1.4 million).  Higher revenue is primarily attributable to higher gas prices at Tupper, Kaybob, and Placid (higher AECO prices in the quarter). Lower depreciation expense is due to lower production volumes at Tupper and Terra-Nova (shut-in starting in December 2019). Terra Nova is expected to be shut-in for the remainder of 2020 for Asset Integrity work.
Other international E&P operations reported a loss from continuing operations of $11.7 million in the third quarter of 2020 compared to a net a loss of $3.7 million in the prior year quarter. The result was $8.0 million unfavorable in the 2020 period versus 2019 primarily due higher prior period revenue in Brunei and a prior year income tax credit related to Vietnam exploration spend.
Nine months 2020 vs.2019
All amounts include amount attributable to a noncontrolling interest in MP GOM, unless otherwise noted.
United States E&P operations reported a loss of $1,011.7 million in the first nine months of 2020 compared to income of $420 million in the first nine months of 2019.  Results were $1,431.7 million unfavorable in the 2020 period compared to the 2019 period primarily due to an impairment charge ($1,152.5 million), lower revenues ($663.7 million), higher lease operating expenses ($78.2 million), partially offset by lower income tax expense ($337.7 million), other operating expense ($36.5 million), G&A ($36.3 million), depreciation, depletion and amortization (DD&A: $29.1 million), and transportation, gathering, and processing charges ($8.0 million). The impairment charge is primarily the result of lower forecast future prices, as a result of decreased oil demand and increased oil supply (as discussed above). Based on an evaluation of expected future cash flows from properties as of September 30, 2020, the Company did not have any other significant properties with carrying values that were impaired at that date. If quoted prices decline in future periods, the lower level of projected cash flows for properties could lead to future impairment charges being recorded. The Company cannot predict the amount or timing of impairment expenses that may be recorded in the future. Lower revenues were primarily due to lower commodity prices year over year and lower volumes in the U.S. Gulf of Mexico (as a result of shut-ins related to hurricanes and storms). Higher lease operating expenses were due primarily to well workovers at Cascade ($51.3 million) and Dalmatian ($20.5 million). Lower income tax expense is a result of pre-tax losses driven by the impairment charge and lower commodity prices. Lower other operating expense is primarily due to a favorable mark to market revaluation on contingent consideration (as a result of lower commodity prices) from prior Gulf of Mexico (GOM) acquisitions ($29.5 million). Lower G&A is due to cost reductions and lower headcount as a result of restructuring (primarily closing the El Dorado and Calgary offices).
Canadian E&P operations reported a loss of $35.0 million in the first nine months of 2020 compared to a loss of $7.5 million in the first nine months of 2019.  Results were unfavorable $27.5 million compared to the 2019 period primarily due to lower revenue ($78.6 million), partially offset by lower lease operating expense ($16.5 million), lower DD&A ($20.3 million), and lower income tax charges ($15.7 million). Lower revenues were due to lower oil and condensate prices versus the prior year and a shut-in at Terra Nova for Asset Integrity work (starting in December 2019 and expected to continue through 2020 full year). Lower lease operating expenses and lower DD&A were a result of lower sales.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

Other international E&P operations reported a loss from continuing operations of $73 million in the first nine months of 2020 compared to a net loss of $35.4 million in the prior year.  The 2020 results include an impairment charge of $39.7 million related to the Brunei asset.

Corporate
On May 6, 2020, the Company announced that it was closing its headquarter office in El Dorado, Arkansas, its office in Calgary, Alberta, and consolidating all worldwide staff activities to its existing office location in Houston, Texas. As a result of this decision, certain directly attributable costs and charges have been recognized and reported as Restructuring charges as part of net income. These costs include severance, relocation, IT costs, pension curtailment, termination charges and a write-off of the right of use asset lease associated with the Canada office. Further, the office building in El Dorado and two airplanes are classified as held for sale as of September 30, 2020. Subsequent to period end, one of the planes has been sold.
Third quarter 2020 vs. 2019
Corporate activities, which include interest expense and income, foreign exchange effects, realized and unrealized gains/losses on crude oil contracts and corporate overhead not allocated to Exploration and Production, reported a net loss of $72.9 million in the third quarter 2020 compared to net income of $0.3 million in the 2019 quarter. The $73.2 million unfavorable variance is principally due to 2020 mark to market losses on forward swap commodity contracts ($69.4 million) compared to gains on forward contracts ($49.2 million) in the third quarter of 2019, impairment of the El Dorado office building ($14.1 million), and restructuring charges ($5.0 million), partially offset by higher realized gains on forward commodity contracts ($50.1 million) and a higher tax credit ($10.9 million). Losses on forward swap commodity contracts are due to an increase in market pricing in future periods whereby the contract provides the Company with a fixed price. Higher realized gains on forward commodity contracts are due to lower prices versus the fixed contract price.
Nine months 2020 vs. 2019
Corporate activities, which include interest expense and income, foreign exchange effects, realized and unrealized gains/losses on crude oil contracts and corporate overhead not allocated to Exploration and Production, reported earnings of $26.9 million in the first nine months of 2020 compared to a loss of $97.0 million in the first nine months of 2019. The $123.9 million favorable variance is primarily due to higher realized gains on forward swap commodity contracts ($194.0 million), lower interest charges ($20.6 million), lower G&A ($15.7 million), and partially offset by higher tax charges ($50.7 million) and restructuring charges ($46.4 million) related to the closure of the El Dorado and Calgary offices. Higher realized gains on forward swap commodity contracts are due to lower market pricing whereby the contract provides the Company with a fixed price. Interest charges are lower primarily due to 2019 temporary borrowings on the Company’s revolving credit facility (RCF) to fund the LLOG acquisition (the RCF borrowings were repaid in the third quarter 2019 following the divestment of the Malaysia business) and gains from the buy-back of debt in the second quarter 2020. As of September 30, 2020, the average forward NYMEX WTI price for the remainder of 2020 was $40.35 and for 2021 was $42.21 (versus fixed hedge prices of $56.42 and $43.31; see below).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

Production Volumes and Prices
Third quarter 2020 vs. 2019
Total hydrocarbon production from continuing operations averaged 162,824 barrels of oil equivalent per day in the third quarter of 2020, which represented a 20% decrease from the 203,035 barrels per day produced in third quarter 2019. The decrease was principally due to GOM shut-in production due to hurricanes (14.2 MBOED) and lower Eagle Ford Shale production (16.2 MBOED, as a result of lower capex spend at this property).
Average crude oil and condensate production from continuing operations was 95,391 barrels per day in the third quarter of 2020 compared to 122,950 barrels per day in the third quarter of 2019. The decrease of 27,559 barrels per day was principally due to lower Eagle Ford Shale production due to lower capital expenditures (15,731 barrels per day) and lower volumes in the Gulf of Mexico (14,066 barrels per day) due to GOM shut-in production due to hurricanes (11.1 MBOED). On a worldwide basis, the Company’s crude oil and condensate prices averaged $39.79 per barrel in the third quarter 2020 compared to $59.47 per barrel in the 2019 period, a decrease of 33% quarter over quarter.
Total production of natural gas liquids (NGL) from continuing operations was 10,523 barrels per day in the third quarter 2020 compared to 13,601 barrels per day in the 2019 period.  The average sales price for U.S. NGL was $14.78 per barrel in the 2020 quarter compared to $13.26 per barrel in 2019. The average sales price for NGL in Canada was $19.97 per barrel in the 2020 quarter compared to $21.03 per barrel in 2019. NGL prices are higher in Canada due to the higher value of product produced at the Kaybob and Placid assets.
Natural gas sales volumes from continuing operations averaged 341 million cubic feet per day (MMCFD) in the third quarter 2020 compared to 399 MMCFD in 2019.  The decrease of 57 MMCFD was a result of lower volumes in the Gulf of Mexico (20 MMCFD) and lower volumes in Canada (36 MMCFD).  Lower volumes in the Gulf of Mexico are due to GOM shut-in production due to hurricanes. Lower volumes in Canada are due to normal well decline and no additional wells in third quarter of 2020.
Natural gas prices for the total Company averaged $1.78 per thousand cubic feet (MCF) in the 2020 quarter, versus $1.46 per MCF average in the same quarter of 2019.  Average natural gas prices in the US and Canada in the quarter were $1.94 and $1.74 respectively.
Nine months 2020 vs. 2019
Total hydrocarbon production from all E&P continuing operations averaged 180,443 barrels of oil equivalent per day in the first nine months of 2020, which represented a 1% increase from the 178,658 barrels per day produced in the first nine months of 2019. The increase is principally due to the acquisition of producing Gulf of Mexico assets as part of the LLOG acquisition in the second quarter of 2019.
Average crude oil and condensate production from continuing operations was 108,678 barrels per day in the first nine months of 2020 compared to 110,762 barrels per day in the first nine months of 2019. The decrease of 2,084 barrels per day was principally due to lower Eagle Ford Shale production (5,311 barrels per day), offset by higher volumes in the Gulf of Mexico (3,111 barrels per day) due to the acquisition of assets as part of the LLOG acquisition. On a worldwide basis, the Company’s crude oil and condensate prices averaged $36.88 per barrel in the first nine months of 2020 compared to $60.94 per barrel in the 2019 period, a decrease of 39% year over year.
Total production of natural gas liquids (NGL) from continuing operations was 11,901 barrels per day in the first nine months of 2020 compared to 10,990 barrels per day in the 2019 period.  The average sales price for U.S. NGL was $10.13 per barrel in 2020 compared to $15.22 per barrel in 2019.  The average sales price for NGL in Canada was $16.95 per barrel in 2020 compared to $27.50 per barrel in 2019. NGL prices are higher in Canada due to the higher value of product produced at the Kaybob and Placid assets.
Natural gas sales volumes from continuing operations averaged 359 million cubic feet per day (MMCFD) in the first nine months of 2020 compared to 341 MMCFD in 2019.  The increase of 18 MMCFD was a primarily the result of higher volumes in the Gulf of Mexico (24 MMCFD).  Higher volumes in the Gulf of Mexico are due to the acquisition of assets related to the LLOG transaction.
Natural gas prices for the total Company averaged $1.68 per thousand cubic feet (MCF) in the first nine months of 2020, versus $1.72 per MCF average in the same period of 2019.  Average natural gas prices in the US and Canada in the quarter were $1.87 and $1.62, respectively.
Additional details about results of oil and gas operations are presented in the tables on pages 26 and 27.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

The following table contains hydrocarbons produced during the three-month and nine-month periods ended September 30, 2020 and 2019.

		Three Months Ended September 30,		Nine Months Ended September 30,
Barrels per day unless otherwise noted		2020	2019	2020	2019
Continuing operations
Net crude oil and condensate
United States	Onshore	24,851	40,582	27,945	33,256
	Gulf of Mexico [1]	56,517	70,583	67,377	64,266
Canada	Onshore	9,595	7,101	8,106	6,503
	Offshore	4,428	4,333	5,136	6,302
Other		—	351	114	435
Total net crude oil and condensate - continuing operations		95,391	122,950	108,678	110,762
Net natural gas liquids
United States	Onshore	5,489	5,582	5,459	5,621
	Gulf of Mexico [1]	3,521	6,597	5,131	4,172
Canada	Onshore	1,513	1,422	1,311	1,197
Total net natural gas liquids - continuing operations		10,523	13,601	11,901	10,990
Net natural gas – thousands of cubic feet per day
United States	Onshore	27,520	29,122	29,054	30,203
	Gulf of Mexico [1]	53,046	72,897	67,850	44,029
Canada	Onshore	260,895	296,883	262,279	267,205
Total net natural gas - continuing operations		341,461	398,902	359,183	341,437
Total net hydrocarbons - continuing operations including NCI [2,3]		162,824	203,035	180,443	178,658
Noncontrolling interest
Net crude oil and condensate – barrels per day		(9,298)	(10,322)	(10,674)	(11,215)
Net natural gas liquids – barrels per day		(327)	(478)	(443)	(496)
Net natural gas – thousands of cubic feet per day		(3,269)	(3,403)	(4,137)	(3,933)
Total noncontrolling interest		(10,170)	(11,367)	(11,807)	(12,367)
Total net hydrocarbons - continuing operations excluding NCI [2,3]		152,654	191,668	168,636	166,292
Discontinued operations
Net crude oil and condensate – barrels per day		—	1,748	—	16,331
Net natural gas liquids – barrels per day		—	37	—	434
Net natural gas – thousands of cubic feet per day [2]		—	9,624	—	67,863
Total discontinued operations		—	3,389	—	28,076
Total net hydrocarbons produced excluding NCI [2,3]		152,654	195,057	168,636	194,367
1 Includes net volumes attributable to a noncontrolling interest in MP Gulf of Mexico, LLC (MP GOM).
2 Natural gas converted on an energy equivalent basis of 6:1
3 NCI – noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

The following table contains hydrocarbons sold during the three-month and nine-month periods ended September 30, 2020 and 2019.

		Three Months Ended September 30,		Nine Months Ended September 30,
Barrels per day unless otherwise noted		2020	2019	2020	2019
Continuing operations
Net crude oil and condensate
United States	Onshore	24,851	40,582	27,945	33,256
	Gulf of Mexico [1]	57,756	71,380	68,436	64,532
Canada	Onshore	9,595	7,101	8,106	6,503
	Offshore	4,757	4,945	5,290	6,523
Other		—	309	104	415
Total net crude oil and condensate - continuing operations		96,959	124,317	109,881	111,229
Net natural gas liquids
United States	Onshore	5,489	5,582	5,459	5,622
	Gulf of Mexico [1]	3,521	6,597	5,131	4,172
Canada	Onshore	1,513	1,422	1,311	1,197
Total net natural gas liquids - continuing operations		10,523	13,601	11,901	10,991
Net natural gas – thousands of cubic feet per day
United States	Onshore	27,520	29,122	29,054	30,203
	Gulf of Mexico [1]	53,046	72,897	67,850	44,029
Canada	Onshore	260,895	296,882	262,279	267,205
Total net natural gas - continuing operations		341,461	398,901	359,183	341,437
Total net hydrocarbons - continuing operations including NCI [2,3]		164,392	204,402	181,646	179,126
Noncontrolling interest
Net crude oil and condensate – barrels per day		(9,545)	(10,481)	(10,886)	(11,269)
Net natural gas liquids – barrels per day		(327)	(478)	(443)	(496)
Net natural gas – thousands of cubic feet per day [2]		(3,269)	(3,403)	(4,137)	(3,933)
Total noncontrolling interest		(10,417)	(11,526)	(12,019)	(12,421)
Total net hydrocarbons - continuing operations excluding NCI [2,3]		153,975	192,875	169,627	166,706

Discontinued operations
Net crude oil and condensate – barrels per day		—	1,424	—	16,177
Net natural gas liquids – barrels per day		—	32	—	395
Net natural gas – thousands of cubic feet per day [2]		—	9,624	—	67,863
Total discontinued operations		—	3,060	—	27,883
Total net hydrocarbons sold excluding NCI [2,3]		153,975	195,935	169,627	194,588
1 Includes net volumes attributable to a noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1
3 NCI – noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

The following table contains the weighted average sales prices excluding transportation cost deduction for the three-month and nine-month periods ended September 30, 2020 and 2019.໿ Comparative periods are conformed to current presentation.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Weighted average Exploration and Production sales prices
Continuing operations
Crude oil and condensate – dollars per barrel
United States	Onshore	$37.83	58.80	35.56	60.33
	Gulf of Mexico [1]	40.82	60.69	38.08	61.90
Canada [2]	Onshore	36.65	48.61	30.29	49.98
	Offshore	43.81	62.44	37.85	64.97
Other		—	67.96	63.51	69.86
Natural gas liquids – dollars per barrel
United States	Onshore	13.39	10.82	10.78	14.66
	Gulf of Mexico [1]	14.71	13.86	9.43	15.96
Canada [2]	Onshore	19.97	21.03	16.95	27.50
Natural gas – dollars per thousand cubic feet
United States	Onshore	1.78	2.18	1.76	2.51
	Gulf of Mexico [1]	2.01	2.37	1.91	2.46
Canada [2]	Onshore	1.74	1.16	1.62	1.50
Discontinued operations
Crude oil and condensate – dollars per barrel
Malaysia [3]	Sarawak	—	—	—	70.39
	Block K	—	69.24	—	65.75
Natural gas liquids – dollars per barrel
Malaysia [3]	Sarawak	—	54.11	—	48.23
Natural gas – dollars per thousand cubic feet
Malaysia [3]	Sarawak	—	3.69	—	3.60
	Block K	—	0.23	—	0.24
1 Prices include the effect of noncontrolling interest share for MP GOM.
2 U.S. dollar equivalent.
3  Prices are net of payments under the terms of the respective production sharing contracts.

Financial Condition
Cash Provided by Operating Activities
Net cash provided by continuing operating activities was $578.0 million for the first nine months of 2020 compared to $1,153.2 million during the same period in 2019.  The decreased cash from operating activities is primarily attributable to lower revenue from sales to customers ($748.5 million) and higher lease operating expenses ($61.8 million), partially offset by higher cash payments received on forward swap commodity contracts ($194.0 million) and lower general and administrative expenses ($71.9 million). See above for explanation of underlying business reasons.
Cash Required by Investing Activities
Cash required by property additions and dry holes, which includes amounts expensed, were $723.7 million and $2,203.0 million in the nine-month periods ended September 30, 2020 and 2019, respectively.  In 2020, property additions include $74.9 million used to fund the development of the King’s Quay FPS which is expected to be refunded on the closing of a transaction to sell this asset to a third party. In 2019, property additions included the LLOG acquisition. Lower property additions in 2020 are a result of

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (contd.)
Financial Condition (contd.)

reducing the 2020 capital spending budget in response to the current commodity price environment. See Outlook section on page 35 for further details.
Total accrual basis capital expenditures were as follows:

	Nine Months Ended September 30,
(Millions of dollars)	2020	2019
Capital Expenditures
Exploration and production	$671.0	2,320.6
Corporate	9.3	8.5
Total capital expenditures	$680.3	2,329.1
A reconciliation of property additions and dry hole costs in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

	Nine Months Ended September 30,
(Millions of dollars)	2020	2019
Property additions and dry hole costs per cash flow statements	$648.7	995.5
Property additions King's Quay per cash flow statements	74.9	13.6
Acquisition of oil and gas properties	—	1,226.1
Geophysical and other exploration expenses	26.8	36.6
Capital expenditure accrual changes and other	(70.2)	57.1
Total capital expenditures	$680.3	2,329.1
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
Cash Provided by Financing Activities
Net cash provided by financing activities was $59.1 million for the first nine months of 2020 compared to net cash required by financing activities of $961.4 million during the same period in 2019. In 2020, the cash provided by financing activities was principally from net borrowings on the Company’s unsecured RCF ($200.0 million at the end of the third quarter 2020). In 2019, the cash required by financing activities was principally from borrowings on our revolver and short-term loan ($1,575.0 million) to fund the LLOG acquisition. These borrowings, along with the opening revolver balance ($325.0 million) of $1,900.0 million were repaid in July 2019 following the completion of the Malaysia divestment. Total cash dividends to shareholders amounted to $76.8 million for the nine months ended September 30, 2020 compared to $125.4 million in the same period of 2019 due to a 50% reduction in the quarterly dividend effective in the second quarter 2020 and cash used for share repurchases of $405.9 million throughout 2019. As of September 30, 2020 and in the event it is required to fund investing or operating activities from borrowings, the Company has $1,396.3 million available on its committed RCF.
Working Capital
Working capital (total current assets less total current liabilities – excluding assets and liabilities held for sale) at September 30, 2020 was $30.0 million, $109.1 million higher than December 31, 2019, with the increase primarily attributable to lower accounts payable $306.7 million and lower other accrued liabilities $39.9 million, partly offset by a lower cash balance ($87.1 million) and lower accounts receivable ($147.5 million). Lower accounts payable is due to lower capital activity. Lower accounts receivable is due to lower commodity sales prices.
Capital Employed
At September 30, 2020, long-term debt of $2,987.1 million had increased by $183.7 million compared to December 31, 2019, as a result of net borrowing on the RCF.  The fixed-rate notes had a weighted average maturity of 7.0 years and a weighted average coupon of 5.9 percent.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (contd.)
Financial Condition (contd.)

A summary of capital employed at September 30, 2020 and December 31, 2019 follows.

	September 30, 2020		December 31, 2019
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$2,987.1	40.7%	$2,803.4	33.9%
Murphy shareholders' equity	4,343.4	59.3%	5,467.5	66.1%
Total capital employed	$7,330.5	100.0%	$8,270.8	100.0%
Cash and invested cash are maintained in several operating locations outside the United States.  At September 30, 2020, Cash and cash equivalents held outside the U.S. included U.S. dollar equivalents of approximately $56.6 million in Canada.  In addition, $18.4 million of cash was held in the United Kingdom and $11.0 million was held in Brunei (both of which were reported in current Assets held for sale on the Company’s Consolidated Balance Sheet at September 30, 2020).  In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods.  Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S.
Accounting changes and recent accounting pronouncements – see Note B
Outlook
As discussed in the Summary section on page 23, average crude oil prices recovered during the third quarter of 2020 from the low seen in the second quarter of 2020. As of close on November 4, 2020, the NYMEX WTI forward curve prices for the remainder of 2020 and 2021 were $39.15 and $41.06 per barrel, respectively; however we cannot predict what impact the ongoing COVID-19 pandemic and other economic factors may have on future commodity pricing. Lower prices are expected to result in lower profits and operating cash-flows. For the fourth quarter, production is expected to average between 146 and 154 MBOEPD, excluding NCI. If price volatility persists, the Company will review the option of production curtailments to avoid incurring losses on certain produced barrels.
In response to the COVID-19 pandemic and reduced commodity prices, the Company reduced 2020 capital expenditures significantly from the original plan of $1.4 billion to $1.5 billion to a range of $680 million to $720 million, excluding NCI. The Company has also embarked on a cost reduction plan for both future direct operational expenditures and general and administrative costs. The Company will primarily fund its remaining capital program in 2020 using operating cash flow but will supplement funding where necessary with borrowings under the available revolving credit facility. The Company is closely monitoring the impact of lower commodity prices on its financial position and is currently in compliance with the covenants related to the revolving credit facility (see Note F). The Company’s response to COVID-19 is discussed in more detail in the risk factors on page 38.
As of November 4, 2020, the Company has entered into derivative or forward fixed-price delivery contracts to manage risk associated with certain future oil and natural gas sales prices as follows:

	Commodity	Type	Volumes (Bbl/d)	Price (USD/Bbl)	Remaining Period
Area					Start Date	End Date
United States	WTI ¹	Fixed price derivative swap	45,000	$56.42	10/1/2020	12/31/2020
United States	WTI ¹	Fixed price derivative swap	18,000	$43.31	1/1/2021	12/31/2021
1 West Texas Intermediate

			Volumes (MMcf/d)	Price (CAD/Mcf)	Remaining Period
Area	Commodity	Type			Start Date	End Date
Montney	Natural Gas	Fixed price forward sales at AECO	59	C$2.81	10/1/2020	12/31/2020
Montney	Natural Gas	Fixed price forward sales at AECO	96	C$2.53	1/1/2021	12/31/2021
Montney	Natural Gas	Fixed price forward sales at AECO	71	C$2.50	1/1/2022	12/31/2024

			Volumes (MMcf/d)	Price (USD/MMBtu)	Remaining Period
Area	Commodity	Type			Start Date	End Date
Montney	Natural Gas	Fixed price forward sales at Malin	20	$2.60	1/1/2021	12/31/2022

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Forward-Looking Statements
This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are generally identified through the inclusion of words such as “aim”, “anticipate”, “believe”, “drive”, “estimate”, “expect”, “expressed confidence”, “forecast”, “future”, “goal”, “guidance”, “intend”, “may”, “objective”, “outlook”, “plan”, “position”, “potential”, “project”, “seek”, “should”, “strategy”, “target”, “will” or variations of such words and other similar expressions. These statements, which express management’s current views concerning future events or results, are subject to inherent risks and uncertainties. Factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement include, but are not limited to: macro conditions in the oil and gas industry, including supply/demand levels, actions taken by major oil exporters and the resulting impacts on commodity prices; increased volatility or deterioration in the success rate of our exploration programs or in our ability to maintain production rates and replace reserves; reduced customer demand for our products due to environmental, regulatory, technological or other reasons; adverse foreign exchange movements; political and regulatory instability in the markets where we do business; the impact on our operations or market of health pandemics such as COVID-19 and related government responses; other natural hazards impacting our operations or markets; any other deterioration in our business, markets or prospects; any failure to obtain necessary regulatory approvals; any inability to service or refinance our outstanding debt or to access debt markets at acceptable prices; or adverse developments in the U.S. or global capital markets, credit markets or economies in general. For further discussion of factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement, see “Risk Factors” in Murphy’s 2019 Annual Report on Form 10-K on file with the U.S. Securities and Exchange Commission and on page 38 of this Form 10-Q report.  Murphy undertakes no duty to publicly update or revise any forward-looking statements.

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
There were commodity transactions in place at September 30, 2020, covering certain future U.S. crude oil sales volumes in 2020.  A 10% increase in the respective benchmark price of these commodities would have decreased the net receivable associated with these derivative contracts by approximately $44.7 million, while a 10% decrease would have increased the recorded receivable by a similar amount.
There were no derivative foreign exchange contracts in place at September 30, 2020.
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
During the quarter ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The global downturn triggered by the COVID-19 pandemic (discussed below) has impacted demand, and hence applying further downward pressure on hydrocarbon (most notably oil) energy prices. The longer the COVID-19 pandemic continues, including prolonged government restrictions on businesses and reduced activity of consumers, the longer the downward pressure will be applied.
In the first quarter of 2020, certain major global suppliers announced supply increases in oil which contributed to the lower global commodity prices. In the first quarter of 2020, certain countries also announced unexpected price discounts of $6 to $8 per barrel to global customers. In the second quarter of 2020, the OPEC+ group of producers agreed to cut output by 9.7 million barrels of oil per day (MMBLD) in May and June 2020. Production cuts of 9.6 MMBLD were extended through the end of July 2020 and cuts of 7.7 MMBLD were made for August and September. OPEC+ are expected to target cuts of 7.7 MMBLD for the remainder of 2020.
For the three months ended September 30, 2020, West Texas Intermediate (WTI) crude oil prices averaged approximately $41 per barrel (compared to $46 and $28 and in the first and second quarters of 2020, respectively). The closing price for WTI at the end of the third quarter of 2020 was approximately $40 per barrel (compared to $30 per barrel at the end of the first quarter and $38 at the end of the second quarter), reflecting a 34% reduction from the price at the end of 2019. In comparison, WTI averaged approximately $57 in 2019, $65 in 2018 and $51 in 2017. The closing price for WTI at the end of 2019 was approximately $60 per barrel. As of close on November 4, 2020, the NYMEX WTI forward curve price for 2020 and 2021 were $39.15 and $41.06 per barrel, respectively. The current futures forward curve indicates that prices may continue at or near current prices for an extended time. Certain U.S. and Canadian crude oils are priced from oil indices other than WTI, and these indices are influenced by different supply and demand forces than those that affect the WTI prices.

The average New York Mercantile Exchange (NYMEX) natural gas sales price for the three months ended September 30, 2020 was $1.95 per million British Thermal Units (MMBTU). The closing price for NYMEX natural gas as of September 30, 2020, was $1.92 per MMBTU. In comparison, NYMEX natural gas was $2.52 in 2019, $3.12 in 2018 and $2.96 per MMBTU in 2017. The closing price for NYMEX natural gas as of December 31, 2019, was $2.19 per MMBTU. The Company also has exposure to the Canadian benchmark natural gas price, AECO, which averaged US$1.33 per MMBTU in 2019 and US$1.61 in 2020, up to the end of the third quarter.  The Company has entered into certain forward fixed price contracts as detailed in the Outlook section on page 35 and certain variable netback contracts providing exposure to Malin and Chicago City Gate prices.
Lower prices may materially and adversely affect our results of operations, cash flows and financial condition, and this trend could continue for the remainder of 2020 and beyond. Lower oil and natural gas prices could reduce the amount of oil and natural gas that the Company can economically produce, resulting in a reduction in the proved oil and natural gas reserves we could recognize, which could impact the recoverability and carrying value of our assets. The Company cannot predict how changes in the sales prices of oil and natural gas will affect the results of operations in future periods. The Company has hedged a portion of its exposure to the effects of changing prices of crude oil and natural gas by selling forwards, swaps and other forms of derivative contracts. The Company markets a portion of Canadian natural gas production to locations other than AECO and through physical forward sales.
See Note L - Financial Instruments and Risk Management for additional information on the derivative instruments used to manage certain risks related to commodity prices.
We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.
We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. In 2020 the continued spread of COVID-19 has led to disruption in the global economy and weakness in demand in crude oil, natural gas liquids and natural gas, which has applied downward pressure on global commodity prices. See “Volatility in the global prices of crude oil, natural gas liquids and natural gas can significantly affect the Company’s operating results.”
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
ITEM 6. EXHIBITS
The Exhibit Index on page 42 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY OIL CORPORATION
(Registrant)

By	/s/ CHRISTOPHER D. HULSE
Christopher D. Hulse
Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
November 5, 2020
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