Form 10-Q
period 2021-03-31
MURPHY OIL CORP
filed 2021-05-06
CIK 717423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Number of shares of Common Stock, $1.00 par value, outstanding at April 30, 2021 was 154,399,812.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS (unaudited)

(Thousands of dollars)	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$230,870	310,606
Accounts receivable, less allowance for doubtful accounts of $1,605 in 2021 and 2020	278,819	262,014
Inventories	66,585	66,076
Prepaid expenses	37,634	33,860
Assets held for sale	77,397	327,736
Total current assets	691,305	1,000,292
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $11,869,715 in 2021 and $11,455,305 in 2020	8,216,722	8,269,038
Operating lease assets	911,941	927,658
Deferred income taxes	433,617	395,253
Deferred charges and other assets	30,759	28,611
Total assets	$10,284,344	10,620,852
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$538,327	407,097
Income taxes payable	17,370	18,018
Other taxes payable	18,032	22,498
Operating lease liabilities	102,983	103,758
Other accrued liabilities	174,575	150,578
Liabilities associated with assets held for sale	14,097	14,372
Total current liabilities	865,384	716,321
Long-term debt	2,755,596	2,988,067
Asset retirement obligations	904,085	816,308
Deferred credits and other liabilities	691,254	680,580
Non-current operating lease liabilities	829,760	845,088
Deferred income taxes	138,656	180,341
Total liabilities	6,184,735	6,226,705
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	—	—
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares in 2021 and 195,100,628 shares in 2020	195,101	195,101
Capital in excess of par value	914,303	941,692
Retained earnings	5,062,813	5,369,538
Accumulated other comprehensive loss	(575,610)	(601,333)
Treasury stock	(1,661,416)	(1,690,661)
Murphy Shareholders' Equity	3,935,191	4,214,337
Noncontrolling interest	164,418	179,810
Total equity	4,099,609	4,394,147
Total liabilities and equity	$10,284,344	10,620,852
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(Thousands of dollars, except per share amounts)	2021	2020
Revenues and other income
Revenue from sales to customers	$592,527	600,558
(Loss) gain on crude contracts	(214,385)	400,672
Gain on sale of assets and other income	1,843	2,498
Total revenues and other income	379,985	1,003,728
Costs and expenses
Lease operating expenses	147,164	209,148
Severance and ad valorem taxes	9,231	9,422
Transportation, gathering and processing	42,912	44,367
Exploration expenses, including undeveloped lease amortization	11,780	20,126
Selling and general expenses	29,503	36,772
Depreciation, depletion and amortization	198,278	306,102
Accretion of asset retirement obligations	10,492	9,966
Impairment of assets	171,296	967,530
Other expense (benefit)	21,079	(45,188)
Total costs and expenses	641,735	1,558,245
Operating loss from continuing operations	(261,750)	(554,517)
Other income (loss)
Interest and other income (loss)	(5,341)	241
Interest expense, net	(88,100)	(41,097)
Total other loss	(93,441)	(40,856)
Loss from continuing operations before income taxes	(355,191)	(595,373)
Income tax benefit	(88,159)	(91,533)
Loss from continuing operations	(267,032)	(503,840)
Income (loss) from discontinued operations, net of income taxes	208	(4,862)
Net loss including noncontrolling interest	(266,824)	(508,702)
Less: Net income (loss) attributable to noncontrolling interest	20,614	(92,598)
NET LOSS ATTRIBUTABLE TO MURPHY	$(287,438)	(416,104)
LOSS PER COMMON SHARE – BASIC
Continuing operations	$(1.87)	(2.68)
Discontinued operations	—	(0.03)
Net loss	$(1.87)	(2.71)
LOSS PER COMMON SHARE – DILUTED
Continuing operations	$(1.87)	(2.68)
Discontinued operations	—	(0.03)
Net loss	$(1.87)	(2.71)
Cash dividends per Common share	0.125	0.25
Average Common shares outstanding (thousands)
Basic	153,953	153,313
Diluted	153,953	153,313
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(Thousands of dollars)	2021	2020
Net (loss) income including noncontrolling interest	$(266,824)	(508,702)
Other comprehensive (loss) income, net of tax
Net (loss) gain from foreign currency translation	19,897	(118,411)
Retirement and postretirement benefit plans	4,136	(9,711)
Deferred loss on interest rate hedges reclassified to interest expense	1,690	299
Other comprehensive (loss) income	25,723	(127,823)
COMPREHENSIVE (LOSS) INCOME	$(241,101)	(636,525)
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(Thousands of dollars)	2021	2020
Operating Activities
Net loss including noncontrolling interest	$(266,824)	(508,702)
Adjustments to reconcile net loss to net cash provided by continuing operations activities
(Income) loss from discontinued operations	(208)	4,862
Depreciation, depletion and amortization	198,278	306,102
Previously suspended exploration costs	717	97
Amortization of undeveloped leases	4,602	7,478
Accretion of asset retirement obligations	10,492	9,966
Impairment of assets	171,296	967,530
Deferred income tax benefit	(88,867)	(81,373)
Mark to market loss (gain) on contingent consideration	14,923	(59,151)
Mark to market loss (gain) on crude contracts	153,505	(358,302)
Long-term non-cash compensation	12,124	9,805
Net (increase) decrease in noncash working capital	(9,052)	107,827
Other operating activities, net	36,780	(13,482)
Net cash provided by continuing operations activities	237,766	392,657
Investing Activities
Property additions and dry hole costs	(240,545)	(354,834)
Property additions for King's Quay FPS	(17,734)	(21,296)
Proceeds from sales of property, plant and equipment	268,023	—
Net cash provided (required) by investing activities	9,744	(376,130)
Financing Activities
Borrowings on revolving credit facility	140,000	170,000
Repayment of revolving credit facility	(340,000)	—
Retirement of debt	(576,358)	(3,570)
Debt issuance, net of cost	541,980	(613)
Early redemption of debt cost	(34,177)	—
Distributions to noncontrolling interest	(36,006)	(32,399)
Cash dividends paid	(19,287)	(38,392)
Withholding tax on stock-based incentive awards	(3,794)	(7,094)
Capital lease obligation payments	(178)	(168)
Net cash (required) provided by financing activities	(327,820)	87,764
Cash Flows from Discontinued Operations [1]
Operating activities	—	(1,202)
Investing activities	—	4,494
Net cash provided by discontinued operations	—	3,292
Effect of exchange rate changes on cash and cash equivalents	574	(3,298)
Net (decrease) increase in cash and cash equivalents	(79,736)	100,993
Cash and cash equivalents at beginning of period	310,606	306,760
Cash and cash equivalents at end of period	$230,870	407,753
1  Net cash provided by discontinued operations is not part of the cash flow reconciliation. See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended March 31,
(Thousands of dollars)	2021	2020
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	$—	—
Common Stock – par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares at March 31, 2021 and 195,083,364 shares at March 31, 2020
Balance at beginning of period	195,101	195,089
Exercise of stock options	—	12
Balance at end of period	195,101	195,101
Capital in Excess of Par Value
Balance at beginning of period	941,692	949,445
Exercise of stock options, including income tax benefits	(39)	(156)
Restricted stock transactions and other	(33,000)	(32,604)
Share-based compensation	5,650	8,245
Balance at end of period	914,303	924,930
Retained Earnings
Balance at beginning of period	5,369,538	6,614,304
Net (loss) income for the period	(287,438)	(416,104)
Cash dividends	(19,287)	(38,392)
Balance at end of period	5,062,813	6,159,808
Accumulated Other Comprehensive Loss
Balance at beginning of period	(601,333)	(574,161)
Foreign currency translation (loss) gain, net of income taxes	19,897	(118,411)
Retirement and postretirement benefit plans, net of income taxes	4,136	(9,711)
Deferred loss on interest rate hedges reclassified to interest expense, net of income taxes	1,690	299
Balance at end of period	(575,610)	(701,984)
Treasury Stock
Balance at beginning of period	(1,690,661)	(1,717,217)
Awarded restricted stock, net of forfeitures	29,206	25,511
Exercise of stock options	39	—
Balance at end of period – 40,784,118 shares of Common Stock in 2021 and 21,456,366 shares of Common Stock in 2020, at cost	(1,661,416)	(1,691,706)
Murphy Shareholders’ Equity	3,935,191	4,886,149
Noncontrolling Interest
Balance at beginning of period	179,810	337,151
Net (loss) income attributable to noncontrolling interest	20,614	(92,598)
Distributions to noncontrolling interest owners	(36,006)	(32,399)
Balance at end of period	164,418	212,154
Total Equity	$4,099,609	5,098,303
See Notes to Consolidated Financial Statements, page 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 2 through 6 of this Form 10-Q report.
Note A – Nature of Business and Interim Financial Statements
NATURE OF BUSINESS – Murphy Oil Corporation is an international oil and gas exploration and production company that conducts its business through various operating subsidiaries.  The Company primarily produces oil and natural gas in the United States and Canada and conducts oil and natural gas exploration activities worldwide.
In connection with the LLOG acquisition, we hold a 0.5% interest in two variable interest entities (VIEs), Delta House Oil and Gas Lateral LLC and Delta House Floating Production System (FPS) LLC (collectively Delta House). These VIEs have not been consolidated because we are not considered the primary beneficiary. These non-consolidated VIEs are not material to our financial position or results of operations. As of March 31, 2021, our maximum exposure to loss was $3.5 million, which represents our net investment in Delta House. We have not provided any financial support to Delta House other than amounts previously required by our membership interest.
INTERIM FINANCIAL STATEMENTS – In the opinion of Murphy’s management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at March 31, 2021 and December 31, 2020, and the results of operations, cash flows and changes in stockholders’ equity for the interim periods ended March 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America (U.S.).  In preparing the financial statements of the Company in conformity with accounting principles generally accepted in the U.S., management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities.  Actual results may differ from the estimates.
Financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2020 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report.  Financial results for the three-month period ended March 31, 2021 are not necessarily indicative of future results.
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
None.

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
Canada - In Canada, contracts include long-term floating commodity index priced and natural gas physical forward sales fixed-price contracts. For the Offshore business in Canada, contracts are based on index prices and revenue is recognized at the time of vessel load based on the volumes on the bill of lading and point of custody transfer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note C – Revenue from Contracts with Customers (Contd.)
Disaggregation of Revenue
The Company reviews performance based on two key geographical segments and between onshore and offshore sources of revenue within these geographies.
For the three-month period ended March 31, 2021 and 2020, the Company recognized $592.5 million and $600.6 million, respectively, from contracts with customers for the sales of oil, natural gas liquids and natural gas.

		Three Months Ended March 31,
(Thousands of dollars)		2021	2020
Net crude oil and condensate revenue
United States	Onshore	$114,490	131,236
	Offshore	328,341	346,972
Canada	Onshore	29,903	23,383
	Offshore	18,062	24,614
Other		—	1,864
Total crude oil and condensate revenue		490,796	528,069

Net natural gas liquids revenue
United States	Onshore	7,528	5,503
	Offshore	10,054	5,026
Canada	Onshore	3,987	2,034
Total natural gas liquids revenue		21,569	12,563

Net natural gas revenue
United States	Onshore	6,443	5,558
	Offshore	22,138	14,995
Canada	Onshore	51,581	39,373
Total natural gas revenue		80,162	59,926
Total revenue from contracts with customers		592,527	600,558

(Loss) gain on crude contracts		(214,385)	400,672
Gain on sale of assets and other income		1,843	2,498
Total revenue and other income		$379,985	1,003,728
Contract Balances and Asset Recognition
As of March 31, 2021, and December 31, 2020, receivables from contracts with customers, net of royalties and associated payables, on the balance sheet from continuing operations, were $179.1 million and $135.2 million, respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on a forward-looking expected loss model in accordance with ASU 2016-13, the Company did not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.
The Company has not entered into any upstream oil and gas sale contracts that have financing components as at March 31, 2021.
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
As of March 31, 2021, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period of more than 12 months starting at the inception of the contract:

Current Long-Term Contracts Outstanding at March 31, 2021
Approximate Volumes
Location	Commodity	End Date	Description
U.S.	Oil	Q4 2021	Fixed quantity delivery in Eagle Ford	17,000 BOED
U.S.	Natural Gas and NGL	Q1 2023	Deliveries from dedicated acreage in Eagle Ford	As produced
Canada	Natural Gas	Q4 2021	Contracts to sell natural gas at USD Index pricing	10 MMCFD
Canada	Natural Gas	Q4 2022	Contracts to sell natural gas at USD Index pricing	8 MMCFD
Canada	Natural Gas	Q4 2022	Contracts to sell natural gas at Alberta AECO fixed prices	5 MMCFD
Canada	Natural Gas	Q4 2022	Contracts to sell natural gas at USD index fixed pricing	20 MMCFD
Canada	Natural Gas	Q4 2023	Contracts to sell natural gas at USD Index pricing	25 MMCFD
Canada	Natural Gas	Q4 2023	Contracts to sell natural gas at Alberta AECO fixed prices	38 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at USD Index pricing	31 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at Alberta AECO fixed prices	134 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at USD index fixed pricing	15 MMCFD
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at USD Index pricing	49 MMCFD
Canada	NGL	Q3 2023	Contracts to sell natural gas liquids at various CAD pricing	730 BOED
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
As of March 31, 2021, the Company had total capitalized exploratory well costs for continuing operations pending the determination of proved reserves of $182.4 million.  The following table reflects the net changes in capitalized exploratory well costs during the three-month periods ended March 31, 2021 and 2020.

(Thousands of dollars)	2021	2020
Beginning balance at January 1	$181,616	217,326
Additions pending the determination of proved reserves	785	816
Capitalized exploratory well costs charged to expense	—	(39,709)
Balance at March 31	$182,401	178,433

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

	March 31,
	2021			2020

(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$—	—	—	24,637	3	3
One to two years	23,514	3	3	31,541	2	2
Two to three years	30,562	2	2	—	—	—
Three years or more	128,325	6	—	122,255	6	—
	$182,401	11	5	178,433	11	5
Of the $182.4 million of exploratory well costs capitalized more than one year at March 31, 2021, $90.6 million is in Vietnam, $45.9 million is in the U.S., $25.7 million is in Brunei, $15.4 million is in Mexico, and $4.8 million is in Canada.  In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.
Impairments
During the first quarter of 2021, the Company recorded an impairment charge of $171.3 million for Terra Nova due to the current status, including agreements with the partners, of operating and production plans.
In the first quarter of 2020, declines in future oil and natural gas prices (principally driven by increased supply from foreign oil producers and reduced demand in response to the COVID-19 pandemic) led to impairments in certain of the Company’s U.S. Offshore and Other Foreign properties. The Company recorded pretax noncash impairment charges of $967.5 million to reduce the carrying values to their estimated fair values as of March 31, 2020 at select properties.
The fair values were determined by internal discounted cash flow models using estimates of future production, prices, costs and discount rates believed to be consistent with those used by principal market participants in the applicable region.
The following table reflects the recognized impairments for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Thousands of dollars)	2021	2020
U.S.	$—	927,821
Canada	171,296	—
Other Foreign	—	39,709
	$171,296	967,530
Divestments
On March 17, 2021, the King’s Quay FPS was sold to ArcLight Capital Partners, LLC (ArcLight) for proceeds of $267.7 million, which reimburses the Company for previously incurred capital expenditures.

Note E – Assets Held for Sale and Discontinued Operations
The Company has accounted for its former Malaysian exploration and production operations and its former U.K., U.S. refining and marketing operations as discontinued operations for all periods presented.  The results of operations associated with discontinued operations for the three-month periods ended March 31, 2021 and 2020 were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

	Three Months Ended March 31,
(Thousands of dollars)	2021	2020
Revenues	$44	4,073
Costs and expenses
Other costs and expenses (benefits)	(164)	8,935
(Loss) income before taxes	208	(4,862)
Income tax expense	—	—
(Loss) income from discontinued operations	$208	(4,862)
The following table presents the carrying value of the major categories of assets and liabilities of the Brunei exploration and production operations and the Company’s office building in El Dorado, Arkansas that are reflected as held for sale on the Company’s Consolidated Balance Sheets.

(Thousands of dollars)	March 31, 2021	December 31, 2020
Current assets
Cash	$9,469	10,185
Inventories	193	406
Property, plant, and equipment, net	58,294	307,704
Deferred income taxes and other assets	9,441	9,441
Total current assets associated with assets held for sale	$77,397	327,736
Current liabilities
Accounts payable	$5,213	5,306
Other accrued liabilities	36	45
Current maturities of long-term debt (finance lease)	746	737
Taxes payable	1,510	1,510
Long-term debt (finance lease)	6,325	6,513
Asset retirement obligation	267	261
Total current liabilities associated with assets held for sale	$14,097	14,372

Note F – Financing Arrangements and Debt
As of March 31, 2021, the Company had a $1.6 billion revolving credit facility (RCF). The RCF is a senior unsecured guaranteed facility which expires in November 2023. At March 31, 2021, the Company had no outstanding borrowings under the RCF and $3.8 million of outstanding letters of credit, which reduce the borrowing capacity of the RCF. At March 31, 2021, the interest rate in effect on borrowings under the facility was 1.78%. At March 31, 2021, the Company was in compliance with all covenants related to the RCF.

In March 2021, the Company issued $550 million of new notes that bear interest at a rate of 6.375% and mature on July 15, 2028. The Company incurred transaction costs of $8.0 million on the issuance of these new notes. The Company will pay interest semi-annually on January 15 and July 15 of each year, beginning July 15, 2021. The proceeds of the $550 million notes, along with cash on hand, were used to redeem and cancel $259.3 million of the Company’s 4.00% notes due June 2022 and $317.1 million of the Company’s 4.95% notes due December 2022 (originally issued as 3.70% notes due 2022) (collectively the 2022 Notes). The cost of the debt extinguishment of $36.9 million is included in Interest expense, net on the Consolidated Statement of Operations for the three months ended March 31, 2021. The cash costs of $34.2 million are shown as a financing activity on the Consolidated Statement of Cash Flows for the three months ended March 31, 2021.

The Company also has a shelf registration statement on file with the U.S. Securities and Exchange Commission that permits the offer and sale of debt and/or equity securities through October 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note G – Other Financial Information
Additional disclosures regarding cash flow activities are provided below.

	Three Months Ended March 31,
(Thousands of dollars)	2021	2020
Net (increase) decrease in operating working capital, excluding cash and cash equivalents:
(Increase) decrease in accounts receivable ¹	$(16,954)	186,436
Decrease in inventories	392	7,553
(Increase) in prepaid expenses	(3,652)	(10,179)
Increase (decrease) in accounts payable and accrued liabilities ¹	11,810	(76,287)
Increase (decrease) in income taxes payable	(648)	304
Net (increase) decrease in noncash operating working capital	$(9,052)	107,827
Supplementary disclosures:
Cash income taxes paid, net of refunds	$720	72
Interest paid, net of amounts capitalized of $3.3 million in 2021 and $2.4 million in 2020	44,577	42,344

Non-cash investing activities:
Asset retirement costs capitalized ²	$6,390	280
Decrease in capital expenditure accrual	13,617	10,633
1 Excludes receivable/payable balances relating to mark-to-market of crude contracts and contingent consideration relating to acquisitions.
2 Excludes non-cash capitalized cost offset by impairment of $74.4 million in 2021.

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
The table that follows provides the components of net periodic benefit expense for the three-month periods ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2021	2020	2021	2020
Service cost	$1,768	2,166	326	447
Interest cost	4,286	5,791	521	794
Expected return on plan assets	(6,133)	(6,344)	—	—
Amortization of prior service cost (credit)	156	183	—	—
Recognized actuarial loss	5,279	4,269	(7)	—
Net periodic benefit expense	$5,356	6,065	840	1,241
The components of net periodic benefit expense, other than the service cost, curtailment and special termination benefits components, are included in the line item “Interest and other income (loss)” in Consolidated Statements of Operations.
During the three-month period ended March 31, 2021, the Company made contributions of $10.6 million to its defined benefit pension and postretirement benefit plans.  Remaining funding in 2021 for the Company’s defined benefit pension and postretirement plans is anticipated to be $31.3 million.
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
In May 2020, the Company’s shareholders approved the replacement of the 2018 Long-Term Incentive Plan (2018 Long-Term Plan) with the 2020 Long-Term Incentive Plan (2020 Long-Term Plan). All awards on or after May 13, 2020, will be made under the 2020 Long-Term Plan.
The 2020 Long-Term Plan and the 2018 Long-Term Incentive Plan authorizes the Committee to make grants of the Company’s Common Stock to employees.  These grants may be in the form of stock options (nonqualified or incentive), stock appreciation rights (SAR), restricted stock, restricted stock units (RSU), performance units, performance shares, dividend equivalents and other stock-based incentives.  The 2020 Long-Term Plan expires in 2030.  A total of 5 million shares are issuable during the life of the 2020 Long-Term Plan. Shares issued pursuant to awards granted under this Plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased in the open market. Share awards that have been canceled, expired, forfeited or otherwise not issued under an award shall not count as shares issued under this Plan.
The Stock Plan for Non-Employee Directors (2018 NED Plan) that permits the issuance of restricted stock, restricted stock units and stock options or a combination thereof to the Company’s Non-Employee Directors.
During the first three months of 2021, the Committee granted 1,156,800 performance-based RSUs and 385,600 time-based RSUs to certain employees under the 2020 Long-Term Plan.  The fair value of the performance-based RSUs, using a Monte Carlo valuation model, was $16.03 per unit.  The fair value of the time-based RSUs was estimated based on the fair market value of the Company’s stock on the date of grant of $12.30 per unit.  Additionally, in February 2021, the Committee granted 1,022,700 cash-settled RSUs (CRSU) to certain employees.  The CRSUs are to be settled in cash, net of applicable income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

taxes, and are accounted for as liability-type awards.  The initial fair value of the CRSUs granted in February 2021 was $12.30.  Also, in February, the Committee granted 182,652 shares of time-based RSUs to the Company’s non-employee Directors under the 2018 Stock Plan for Non-Employee Directors.  These units are scheduled to vest on the first anniversary of the date of grant. The estimated fair value of these awards was $13.14 per unit on date of grant.
All stock option exercises are non-cash transactions for the Company.  The employee receives net shares, after applicable withholding obligations, upon each stock option exercise. The actual income tax benefit realized from the tax deductions related to stock option exercises of the share-based payment arrangements were immaterial for the three-month period ended March 31, 2021.
Amounts recognized in the financial statements with respect to share-based plans are shown in the following table:

	Three Months Ended March 31,
(Thousands of dollars)	2021	2020
Compensation charged against income before tax benefit	$8,196	553
Related income tax (expense) benefit recognized in income	1,165	(592)
Certain incentive compensation granted to the Company’s named executive officers, to the extent their total compensation exceeds $1.0 million per executive per year, is not eligible for a U.S. income tax deduction under the Tax Cuts and Jobs Act (2017 Tax Act).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note J – Earnings Per Share
Net (loss) income attributable to Murphy was used as the numerator in computing both basic and diluted income per Common share for the three-month periods ended March 31, 2021 and 2020.  The following table reports the weighted-average shares outstanding used for these computations.

	Three Months Ended March 31,
(Weighted-average shares)	2021	2020
Basic method	153,952,552	153,312,647
Dilutive stock options and restricted stock units ¹	—	—
Diluted method	153,952,552	153,312,647
1 Due to a net loss recognized by the Company for the three-month periods ended March 31, 2021, no unvested stock awards were included in the computation of diluted earnings per share because the effect would have been antidilutive.
The following table reflects certain options to purchase shares of common stock that were outstanding during the periods presented but were not included in the computation of diluted shares above because the incremental shares from the assumed conversion were antidilutive.

	Three Months Ended March 31,
	2021	2020
Antidilutive stock options excluded from diluted shares	1,771,575	2,490,542
Weighted average price of these options	$35.62	$42.58

Note K – Income Taxes
The Company’s effective income tax rate is calculated as the amount of income tax expense (benefit) divided by income from continuing operations before income taxes.  For the three-month periods ended March 31, 2021 and 2020, the Company’s effective income tax rates were as follows:

	2021	2020
Three months ended March 31,	24.8%	15.4%
The effective tax rate for the three-month period ended March 31, 2021 was above the U.S. statutory tax rate of 21% primarily due to losses recorded in Canada which has a higher tax rate, exploration expenses in certain foreign jurisdictions in which no income tax benefit is currently available, as well as no tax applied to the pre-tax income of the noncontrolling interest in MP GOM.
The effective tax rate for the three-month period ended March 31, 2020 was below the statutory tax rate of 21% due to impairment charges, exploration expenses in certain foreign jurisdictions in which no income tax benefit is available, as well as no tax benefit available from the pre-tax loss of the noncontrolling interest in MP GOM.
The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities.  These audits often take multiple years to complete and settle.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters.  As of March 31, 2021, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: United States – 2016; Canada – 2016; Malaysia – 2014; and United Kingdom – 2018. Following the divestment of Malaysia in the third quarter of 2019, the Company has retained certain possible liabilities and rights to income tax receivables relating to Malaysia for the years prior to 2019. The Company believes current recorded liabilities are adequate.
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
institutions or over national exchanges such as the New York Mercantile Exchange (NYMEX).  The Company has a risk management control system to monitor commodity price risks and any derivatives obtained to manage a portion of such risks.  For accounting purposes, the Company has not designated commodity and foreign currency derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Operations.  Certain interest rate derivative contracts were accounted for as hedges and the gain or loss associated with recording the fair value of these contracts was deferred in Accumulated other comprehensive loss and amortized to the income statement over time. During the three-month period ended March 31, 2021, the Company redeemed all of the remaining notes due 2022 and expensed the remainder of the previously deferred loss on the interest rate swap of $2.1 million to Interest expense in the Consolidated Statement of Operations.
Commodity Price Risks
At March 31, 2021, the Company had 45,000 barrels per day in WTI crude oil swap financial contracts maturing through December 2021 at an average price of $42.77, and 20,000 barrels per day in WTI crude oil swap financial contracts maturing from January to December of 2022 at an average price of $44.88. Under these contracts, which mature monthly, the Company pays the average monthly price in effect and receives the fixed contract price.
At March 31, 2020, the Company had 45,000 barrels per day in WTI crude oil swap financial contracts maturing through the end of April 2020 at an average price of $56.42, 65,000 barrels per day in WTI crude oil swap contracts maturing in May and June 2020 at an average price of $47.20, and 45,000 barrels per day in WTI crude oil swap contracts maturing through the end of 2020 at an average price of $56.42.
Foreign Currency Exchange Risks
The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. The Company had no foreign currency exchange short-term derivatives outstanding at March 31, 2021 and 2020.
At March 31, 2021 and December 31, 2020, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

	March 31, 2021		December 31, 2020
(Thousands of dollars)	Asset (Liability) Derivatives		Asset (Liability) Derivatives
Type of Derivative Contract	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity	Accounts payable	$—	Accounts receivable	$13,050
	Accounts payable	(234,473)	Accounts payable	(89,842)
	Deferred credits and other liabilities	(49,034)	Deferred credits and other liabilities	(12,833)
For the three-month periods ended March 31, 2021 and 2020, the gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)
(Thousands of dollars)	Statement of Operations Location	Three months ended March 31,
Type of Derivative Contract		2021	2020
Commodity	(Loss) gain on crude contracts	$(214,385)	400,672
Interest Rate Risks
Under hedge accounting rules, the Company deferred the net cost associated with derivative contracts purchased to manage interest rate risk associated with 10-year notes sold in May 2012 to match the payment of interest on these notes through 2022.  During the three-month period ended March 31, 2021, the Company redeemed all of the remaining notes due 2022 and expensed the remainder of the previously deferred loss on the interest rate swap of $2.1 million to Interest expense in the Consolidated Statement of Operations.

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
The carrying value of assets and liabilities recorded at fair value on a recurring basis at March 31, 2021 and December 31, 2020, are presented in the following table.

	March 31, 2021				December 31, 2020
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivative contracts	$—	—	—	—	—	13,050	—	13,050
	$—	—	—	—	—	13,050	—	13,050

Liabilities:
Nonqualified employee savings plans	$15,654	—	—	15,654	14,988	—	—	14,988
Commodity derivative contracts	—	283,507	—	283,507	—	102,675	—	102,675
Contingent consideration	—	—	147,927	147,927	—	—	133,004	133,004
	$15,654	283,507	147,927	431,434	14,988	102,675	133,004	250,667
The fair value of WTI crude oil derivative contracts in 2021 and 2020 were based on active market quotes for WTI crude oil.  The before tax income effect of changes in the fair value of crude oil derivative contracts is recorded in Gain (loss) on crude contracts in the Consolidated Statements of Operations.
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
The contingent consideration, related to two acquisitions in 2019 and 2018, is valued using a Monte Carlo simulation model. The income effect of changes in the fair value of the contingent consideration is recorded in Other expense (benefit) in the Consolidated Statements of Operations. Any remaining contingent consideration payable will be due annually in years 2021 to 2026.
The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists.  There were no offsetting positions recorded at March 31, 2021 and December 31, 2020.
Note M – Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss on the Consolidated Balance Sheets at December 31, 2020 and March 31, 2021 and the changes during the three-month period ended March 31, 2021, are presented net of taxes in the following table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)	Retirement and Postretirement Benefit Plan Adjustments		Deferred Loss on Interest Rate Derivative Hedges		Total
Balance at December 31, 2020	$(324,011)	(275,632)		(1,690)		(601,333)
Components of other comprehensive income (loss):
Before reclassifications to income and retained earnings	19,897	—		—		19,897
Reclassifications to income	—	4,136	¹	1,690	²	5,826
Net other comprehensive income (loss)	19,897	4,136		1,690		25,723
Balance at March 31, 2021	$(304,114)	(271,496)		—		(575,610)

1 Reclassifications before taxes of $5,252 are included in the computation of net periodic benefit expense for the three-month period ended March 31, 2021.  See Note H for additional information.  Related income taxes of $1,116 are included in Income tax expense (benefit) for the three-month period ended March 31, 2021.
2 Reclassifications before taxes of $2,140 are included in Interest expense, net, for the three-month period ended March 31, 2021.  Related income taxes of $450 are included in Income tax expense (benefit) for the three-month period ended March 31, 2021.  See Note L for additional information.
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
ENVIRONMENTAL MATTERS – Murphy and other companies in the oil and natural gas industry are subject to numerous federal, state, local and foreign laws and regulations dealing with the environment.  Violation of federal or state environmental laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and construction bans or delays.  A discharge of hazardous substances into the environment could, to the extent such event is not insured, subject the Company to substantial expense, including both the cost to comply with applicable regulations and claims by neighboring landowners and other third parties for any personal injury and property damage that might result. Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Pursuant to recent SEC amendments to this item, the Company will be using a threshold of $1.0 million for such proceedings.
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

	Total Assets at March 31, 2021	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(Millions of dollars)		External Revenues	Income (Loss)	External Revenues	Income (Loss)
Exploration and production ¹
United States	$6,737.8	490.3	119.0	511.5	(696.0)
Canada	2,364.0	104.0	(124.3)	89.7	(6.9)
Other	264.3	—	(6.9)	1.8	(52.3)
Total exploration and production	9,366.1	594.3	(12.2)	603.0	(755.2)
Corporate	917.4	(214.3)	(254.8)	400.7	251.4
Assets/revenue/income (loss) from continuing operations	10,283.5	380.0	(267.0)	1,003.7	(503.8)
Discontinued operations, net of tax	0.8	—	0.2	—	(4.9)
Total	$10,284.3	380.0	(266.8)	1,003.7	(508.7)
1 Additional details about results of oil and gas operations are presented in the table on pages 25.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
Summary
In 2021, the effects of the ongoing coronavirus disease 2019 (COVID-19) pandemic have been tempered by the global dissemination of several vaccinations. This has led to a current and expected future recovery of energy demand. The OPEC+ group of oil producing countries scaled back production cuts marginally by 0.5 MMBOD to 7.2 MMBOD in January 2021 and 7.1 MMBOD for February and March. Outside of the OPEC+ agreement, Saudi Arabia unilaterally implemented an additional 1.0 MMBOD cut in February and March 2021. These items combined have supported a higher oil price for the Company’s product sales compared to one year ago.
For the three months ended March 31, 2021, West Texas Intermediate (WTI) crude oil prices averaged approximately $58 per barrel (compared to $46 in the first quarter of 2020 and $39 for 2020 full year). The closing price for WTI at the end of the first quarter of 2021 was approximately $62 per barrel, reflecting a 32% increase from the price at the end of 2020. The average price in April 2021 was $61.70 per barrel. As of close on May 4, 2021, the NYMEX WTI forward curve price for the remainder of 2021 and 2022 were $64.70 and $60.46 per barrel, respectively.
For the three months ended March 31, 2021, the Company produced 165 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations.  The Company invested $251.1 million in capital expenditures (on a value of work done basis) in the three months ended March 31, 2021, which included $17.2 million to fund the development of the King’s Quay FPS (subsequently reimbursed by Arclight). The Company reported net loss from continuing operations of $267.0 million (which includes post tax impairment charges of $128.0 million and loss attributable to noncontrolling interest of $20.6 million) for the three months ended March 31, 2021.
For the three months ended March 31, 2020, the Company produced 199 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations. The Company invested $378.0 million in capital expenditures (on a value of work done basis) for the three months ended March 31, 2020, which included $28.8 million to fund the development of the King’s Quay FPS. The Company reported net loss from continuing operations of $503.8 million (which includes loss attributable to noncontrolling interest of $92.6 million) for the three months ended March 31, 2020.
During the three-month periods ended March 31, 2021, crude oil and condensate volumes from continuing operations were lower than the prior year period. The decrease in production volumes is due to lower capital expenditures throughout 2020 and the first quarter of 2021 to support generating positive free cash flow. Revenue from sales to customers was 1% lower compared to 2020, whilst revenue from commodity price hedges decreased 154%, primarily as a result of increasing oil prices.
In March 2021, the Company’s subsidiary "Murphy Exploration & Production Company USA" closed a transaction with ArcLight Capital Partners, LLC (ArcLight) for the sale of Murphy’s entire 50% interest in the King’s Quay floating production system (FPS) and associated export lateral pipelines. The transaction reimbursed Murphy for its share of project costs from inception to closing with proceeds of $267.7 million. Further, in March 2021, the Company executed a series of financial transactions which redeemed the remaining notes due 2022 and issued new 7 year senior unsecured notes maturing in July 2028. The 2022 notes were redeemed for total use of funds of $619.5 million, which includes redemption at par of $576.4 million, early retirement premium (make whole payment) of $34.2 million, and $8.9 million of accrued interest. The 2028 notes were issued for total proceeds of $550.0 million and incurred closing costs of $8.0 million (the proceeds from issue are reported net of costs to issue on the balance sheet).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Results of Operations
Murphy’s income (loss) by type of business is presented below.

	Income (Loss)
	Three Months Ended March 31,
(Millions of dollars)	2021	2020
Exploration and production	(12.2)	(755.2)
Corporate and other	(254.8)	251.4
(Loss) income from continuing operations	(267.0)	(503.8)
Discontinued operations ¹	0.2	(4.9)
Net (loss) income including noncontrolling interest	(266.8)	(508.7)
1 The Company has presented its Malaysia E&P operations and former U.K. and U.S. refining and marketing operations as discontinued operations in its consolidated financial statements.
Exploration and Production
Results of E&P continuing operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended March 31,
(Millions of dollars)	2021	2020
Exploration and production
United States	119.0	(696.0)
Canada	(124.3)	(6.9)
Other	(6.9)	(52.3)
Total	(12.2)	(755.2)

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

	Three Months Ended March 31,
(Millions of dollars, except per barrel of oil equivalents sold)	2021	2020
Net loss attributable to Murphy (GAAP)	(287.4)	(416.1)
Income tax benefit	(88.2)	(91.5)
Interest expense, net	88.1	41.1
Depreciation, depletion and amortization expense ¹	188.3	286.2
EBITDA attributable to Murphy (Non-GAAP)	(99.2)	(180.3)
Impairment of assets ¹	171.3	866.4
Mark-to-market loss (gain) on crude oil derivative contracts	153.5	(358.3)
Mark-to-market loss (gain) on contingent consideration	14.9	(59.2)
Accretion of asset retirement obligations	10.5	10.0
Unutilized rig charges	2.8	3.5
Foreign exchange losses (gains)	1.3	(4.7)
Discontinued operations (income) loss	(0.2)	4.9
Inventory loss	—	4.8
Adjusted EBITDA attributable to Murphy (Non-GAAP)	254.9	287.1

Total barrels of oil equivalents sold from continuing operations attributable to Murphy (thousands of barrels)	13,670	17,071

Adjusted EBITDA per barrel of oil equivalents sold	18.65	16.82
1 Depreciation, depletion, and amortization expense used in the computation of EBITDA and impairment of assets used in the computation of Adjusted EBITDA exclude the portion attributable to the non-controlling interest.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

OIL AND GAS OPERATING RESULTS – THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Millions of dollars)	United States [1]	Canada	Other	Total
Three Months Ended March 31, 2021
Oil and gas sales and other operating revenues	$490.3	104.0	—	594.3
Lease operating expenses	116.1	30.8	0.3	147.2
Severance and ad valorem taxes	8.9	0.3	—	9.2
Transportation, gathering and processing	28.5	14.4	—	42.9
Depreciation, depletion and amortization	149.6	44.8	0.5	194.9
Impairment of assets	—	171.3	—	171.3
Accretion of asset retirement obligations	9.0	1.5	—	10.5
Exploration expenses
Dry holes and previously suspended exploration costs	0.7	—	—	0.7
Geological and geophysical	0.6	—	0.2	0.8
Other exploration	0.6	—	5.0	5.6
	1.9	—	5.2	7.1
Undeveloped lease amortization	2.3	0.1	2.2	4.6
Total exploration expenses	4.2	0.1	7.4	11.7
Selling and general expenses	5.5	4.1	1.4	11.0
Other	21.5	3.1	(3.5)	21.1
Results of operations before taxes	147.0	(166.4)	(6.1)	(25.5)
Income tax provisions (benefits)	28.0	(42.1)	0.8	(13.3)
Results of operations (excluding Corporate segment)	$119.0	(124.3)	(6.9)	(12.2)

Three months ended March 31, 2020
Oil and gas sales and other operating revenues	$511.5	89.7	1.8	603.0
Lease operating expenses	178.2	30.6	0.3	209.1
Severance and ad valorem taxes	9.1	0.3	—	9.4
Transportation, gathering and processing	34.6	9.8	—	44.4
Depreciation, depletion and amortization	247.5	52.0	0.5	300.0
Impairment of assets	927.8	—	39.7	967.5
Accretion of asset retirement obligations	8.6	1.4	—	10.0
Exploration expenses
Dry holes and previously suspended exploration costs	0.1	—	—	0.1
Geological and geophysical	1.3	—	3.7	5.0
Other exploration	0.8	0.2	6.5	7.5
	2.2	0.2	10.2	12.6
Undeveloped lease amortization	5.1	0.2	2.2	7.5
Total exploration expenses	7.3	0.4	12.4	20.1
Selling and general expenses	3.7	4.4	1.6	9.7
Other	(45.7)	0.2	(1.2)	(46.7)
Results of operations before taxes	(859.6)	(9.4)	(51.5)	(920.5)
Income tax provisions (benefits)	(163.6)	(2.5)	0.8	(165.3)
Results of operations (excluding Corporate segment)	$(696.0)	(6.9)	(52.3)	(755.2)
1 Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

Exploration and Production
First quarter 2021 vs. 2020
All amounts include amount attributable to a noncontrolling interest in MP GOM, unless otherwise noted.
United States E&P operations reported earnings of $119.0 million in the first three months of 2021 compared to a loss of $696.0 million in the first three months of 2020.  Results were $815 million favorable in the 2021 quarter compared to the 2020 period primarily due to no impairment charge (for the United States) in the current period (2020: $927.8 million). Further, the change year over year is driven by lower depreciation, depletion and amortization (DD&A: $97.9 million), lower lease operating expenses (LOE: $62.1 million) and lower transportation, gathering, and processing charges ($6.1 million), partially offset by higher income tax expense ($191.6 million), higher other operating expense ($67.2 million), lower revenues ($21.2 million), and higher G&A ($1.8 million). The impairment charge in the prior year was primarily the result of lower forecast future prices as of March 31, 2020, as a result of decreased oil demand and abundant oil supply at the time of the assessment. Lower DD&A is a result of the prior year impairment charge reducing the depreciable asset base. Lower revenues were primarily due to lower sales volumes in the U.S., following temporary operational issues at the Cascade & Chinook and Kodiak fields in the Gulf of Mexico (these operational issues are now resolved) and lower Eagle Ford Shale volumes following lower capital expenditures throughout 2020 and the effects of a winter storm. Lower lease operating expenses were primarily due to higher Gulf of Mexico workover costs in the prior year at the Cascade asset. Higher income tax expense is a result of pre-tax profits principally due to the recovering oil price and lower DD&A and LOE. Higher other operating expense is primarily due to a unfavorable mark to market revaluation on contingent consideration (as a result of higher commodity prices) from prior Gulf of Mexico (GOM) acquisitions ($14.9 million).
Canadian E&P operations reported a loss of $124.3 million in the first three months of 2021 compared to a loss of $6.9 million in the first three months quarter of 2020.  Results were $117.4 million unfavorable compared to the 2020 period primarily due to an impairment charge ($171.3 million) in the current period, partially offset by higher income tax benefit ($39.6 million), higher revenue ($14.3 million) and lower DD&A ($7.2 million). The impairment charge in the current year is due to the current status, including agreements with the partners, of operating and production plans at Terra Nova. The operator and joint venture partners continue to evaluate options that could support a long-term production plan for Terra Nova. Higher income tax benefit is a result of a pre-tax loss driven by the impairment charge. Higher revenues were primarily attributable to higher prices (oil and condensate, natural gas and NGLs) versus the prior year. Lower lease operating expenses and lower DD&A were a result of lower sales volume following reduced capital expenditures throughout 2020.
Other international E&P operations reported a loss from continuing operations of $6.9 million in the first three months of 2021 compared to a loss of $52.3 million in the prior year.  The 2020 results include an impairment charge of $39.7 million related to the Brunei asset.

Corporate
First quarter 2021 vs. 2020
Corporate activities, which include interest expense and income, foreign exchange effects, realized and unrealized gains/losses on commodity contracts (typically forward swaps to hedge/fix the price of oil sold) and corporate overhead not allocated to Exploration and Production, reported a loss of $254.8 million in the first three months of 2021 compared to earnings of $251.4 million in the first three months of 2020. The $506.2 million unfavorable variance is primarily due to realized and unrealized losses on forward swap commodity contracts in 2021 compared to gains in 2020 (2021: $214.4 million loss; 2020: $400.7 million gain), and higher interest expense ($46.5 million), partially offset by higher tax benefits ($148.7 million), lower G&A ($8.5 million) and lower DD&A ($2.6 million). Realized and unrealized losses in the quarter on forward swap commodity contracts are due to higher market (West Texas Intermediate) prices whereby the contract provides the Company with a fixed price. Interest charges are higher primarily due an early redemption premium incurred by the Company upon the early retirement of the notes originally due June and December 2022. Higher income tax benefit is a result of pre-tax loss driven by the higher realized and unrealized losses on forward swap commodity contracts. As of March 31, 2021, the average forward NYMEX WTI price for the remainder of 2021 was $58.28 and for 2022 was $54.63 (versus fixed hedge prices of $42.77 and $44.88; see below).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

Production Volumes and Prices
First quarter 2021 vs. 2020
Total hydrocarbon production from continuing operations averaged 165,382 barrels of oil equivalent per day in the first quarter of 2021, which represented a 17% decrease from the 199,194 barrels per day produced in first quarter 2020. The decrease in production volumes is principally due to lower capital expenditures throughout 2020 and the first quarter of 2021 to support generating positive free cashflow.
Average crude oil and condensate production from continuing operations was 97,475 barrels per day in the first quarter of 2021 compared to 122,078 barrels per day in the first quarter of 2020. The decrease of 24,603 barrels per day was associated with lower Eagle Ford Shale production (8,868 barrels per day) due to lower capital expenditures and a winter storm resulting in shut-in production (2,250 barrels per day). Lower volumes in the Gulf of Mexico (14,367 barrels per day) are principally due to temporary operational issues at the Cascade & Chinook and Kodiak fields (these operational issues are now resolved). On a worldwide basis, the Company’s crude oil and condensate prices averaged $58.08 per barrel in the first quarter 2021 compared to $46.66 per barrel in the 2020 period, an increase of 24% quarter over quarter.
Total production of natural gas liquids (NGL) from continuing operations was 9,845 barrels per day in the first quarter 2021 compared to 13,656 barrels per day in the 2020 period. The average sales price for U.S. NGL was $22.68 per barrel in the 2021 quarter compared to $9.44 per barrel in 2020. The average sales price for NGL in Canada was $35.92 per barrel in the 2021 quarter compared to $15.96 per barrel in 2020. NGL prices are higher in Canada due to the higher value of product produced at the Kaybob and Placid assets.
Natural gas production volumes from continuing operations averaged 348 million cubic feet per day (MMCFD) in the first quarter 2021 compared to 381 MMCFD in 2020.  The decrease of 32 MMCFD was a result of lower volumes in Canada (13 MMCFD), in the Gulf of Mexico (9 MMCFD) and in the Eagle Ford Shale (10 MMCFD). Lower volumes in the Gulf of Mexico are principally due to temporary operational issues at the Cascade & Chinook and Kodiak fields (these operational issues are now resolved). Lower volumes in Canada and Eagle Ford Shale are due to normal well decline and lower capital expenditures throughout 2020 and the effects of a winter storm impacting the Eagle Ford Shale.
Natural gas prices for the total Company averaged $2.56 per thousand cubic feet (MCF) in the 2021 quarter, versus $1.73 per MCF average in the same quarter of 2020.  Average natural gas prices in the US and Canada in the quarter were $3.35 and $2.26 respectively.
Additional details about results of oil and gas operations are presented in the tables on pages 25.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

The following table contains hydrocarbons produced during the three-month periods ended March 31, 2021 and 2020.

		Three Months Ended March 31,
Barrels per day unless otherwise noted		2021	2020
Continuing operations
Net crude oil and condensate
United States	Onshore	22,165	31,033
	Gulf of Mexico [1]	64,363	78,730
Canada	Onshore	6,288	6,833
	Offshore	4,589	5,138
Other		70	344
Total net crude oil and condensate - continuing operations		97,475	122,078
Net natural gas liquids
United States	Onshore	3,933	5,585
	Gulf of Mexico [1]	4,679	6,670
Canada	Onshore	1,233	1,401
Total net natural gas liquids - continuing operations		9,845	13,656
Net natural gas – thousands of cubic feet per day
United States	Onshore	22,016	31,962
	Gulf of Mexico [1]	72,658	81,950
Canada	Onshore	253,697	266,848
Total net natural gas - continuing operations		348,371	380,760
Total net hydrocarbons - continuing operations including NCI [2,3]		165,382	199,194
Noncontrolling interest
Net crude oil and condensate – barrels per day		(9,174)	(12,020)
Net natural gas liquids – barrels per day		(354)	(559)
Net natural gas – thousands of cubic feet per day		(4,159)	(5,091)
Total noncontrolling interest		(10,221)	(13,428)
Total net hydrocarbons - continuing operations excluding NCI [2,3]		155,161	185,767
1 Includes net volumes attributable to a noncontrolling interest in MP Gulf of Mexico, LLC (MP GOM).
2 Natural gas converted on an energy equivalent basis of 6:1
3 NCI – noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

The following table contains hydrocarbons sold during the three-month periods ended March 31, 2021 and 2020.

		Three Months Ended March 31,
Barrels per day unless otherwise noted		2021	2020
Continuing operations
Net crude oil and condensate
United States	Onshore	22,165	31,033
	Gulf of Mexico [1]	62,066	81,002
Canada	Onshore	6,288	6,833
	Offshore	3,379	5,175
Other		—	313
Total net crude oil and condensate - continuing operations		93,898	124,356
Net natural gas liquids
United States	Onshore	3,933	5,585
	Gulf of Mexico [1]	4,679	6,670
Canada	Onshore	1,233	1,401
Total net natural gas liquids - continuing operations		9,845	13,656
Net natural gas – thousands of cubic feet per day
United States	Onshore	22,016	31,962
	Gulf of Mexico [1]	72,658	81,950
Canada	Onshore	253,697	266,848
Total net natural gas - continuing operations		348,371	380,760
Total net hydrocarbons - continuing operations including NCI [2,3]		161,805	201,472
Noncontrolling interest
Net crude oil and condensate – barrels per day		(8,868)	(12,475)
Net natural gas liquids – barrels per day		(354)	(559)
Net natural gas – thousands of cubic feet per day [2]		(4,159)	(5,091)
Total noncontrolling interest		(9,915)	(13,883)
Total net hydrocarbons - continuing operations excluding NCI [2,3]		151,890	187,590
1 Includes net volumes attributable to a noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1
3 NCI – noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

The following table contains the weighted average sales prices excluding transportation cost deduction for the three-month periods ended March 31, 2021 and 2020. Comparative periods are conformed to current presentation.

		Three Months Ended March 31,
		2021	2020
Weighted average Exploration and Production sales prices
Continuing operations
Crude oil and condensate – dollars per barrel
United States	Onshore	57.41	46.46
	Gulf of Mexico [1]	58.78	47.07
Canada [2]	Onshore	52.84	37.61
	Offshore	59.39	57.27
Other		—	65.55
Natural gas liquids – dollars per barrel
United States	Onshore	21.25	10.79
	Gulf of Mexico [1]	23.87	8.28
Canada [2]	Onshore	35.92	15.96
Natural gas – dollars per thousand cubic feet
United States	Onshore	3.27	1.85
	Gulf of Mexico [1]	3.39	2.01
Canada [2]	Onshore	2.26	1.62
1 Prices include the effect of noncontrolling interest share for MP GOM.
2 U.S. dollar equivalent.

Financial Condition
Cash Provided by Operating Activities
Net cash provided by continuing operating activities was $237.8 million for the first three months of 2021 compared to $392.7 million during the same period in 2020.  The decreased cash from operating activities is primarily attributable to lower revenue from sales to customers ($8.0 million) and higher cash payments made on forward swap commodity contracts (2021: realized loss of $60.9 million; 2020: realized gain of $42.4 million), offset by lower lease operating expense ($62.0 million) and lower general and administrative expense ($7.3 million). For the three months ended March 31, 2021, realized losses on crude oil derivative contracts were $60.9 million (pre-tax) and $48.1 million (post-tax.)
Cash Provided by/ Used in Investing Activities
Cash provided by investing activities was $9.7 million for the first three months of 2021 compared to $376.1 million cash used in the first three months of 2020. On March 17, 2021, the King’s Quay FPS was sold to ArcLight Capital Partners, LLC (ArcLight) for proceeds of $267.7 million, which reimburses the Company for previously incurred capital expenditures. Property additions and dry hole costs, which includes amounts expensed, were $258.3 million and $376.1 million in the first three months of 2021 and 2020, respectively. These amounts include $17.7 million and $21.3 million used to fund the development of the King’s Quay FPS in the first three months of 2021 and 2020, respectively. Lower property additions in 2021 are principally due to lower capital spending at Eagle Ford Shale to support generating positive free cashflow. See Outlook section on page 32 for further details.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (contd.)
Financial Condition (contd.)

Total accrual basis capital expenditures were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2021	2020
Capital Expenditures
Exploration and production	$247.3	374.5
Corporate	3.8	3.5
Total capital expenditures	$251.1	378.0
A reconciliation of property additions and dry hole costs in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

	Three Months Ended March 31,
(Millions of dollars)	2021	2020
Property additions and dry hole costs per cash flow statements	$240.5	354.8
Property additions King's Quay per cash flow statements	17.7	21.3
Geophysical and other exploration expenses	5.8	11.6
Capital expenditure accrual changes and other	(13.0)	(9.7)
Total capital expenditures	$251.1	378.0
Capital expenditures in the exploration and production business in 2021 compared to 2020 have decreased as a result of significant capital expenditure reductions to support generating positive free cash flow, primarily in the Eagle Ford Shale.
Cash Used in/ Provided by Financing Activities
Net cash used in financing activities was $327.8 million for the first three months of 2021 compared to net cash provided by financing activities of $87.8 million during the same period in 2020. In 2021, the cash used in financing activities was principally for the early redemption of the notes due 2022 ($576.4 million), early redemption cost of the notes due 2022 ($34.2 million), repayment of the previously outstanding balance on the Company’s unsecured RCF ($200.0 million), distributions to the non-controlling interest (NCI) in the Gulf of Mexico ($36.0 million), and cash dividends to shareholders ($19.3 million), partially offset by the issuance of new notes due 2028, net of debt issuance cost ($542.0 million).
As of March 31, 2021 and in the event it is required to fund investing activities from borrowings, the Company has $1,596.2 million available on its committed RCF.
In 2020, the cash provided by financing activities was principally from borrowings on the Company’s unsecured revolving credit facility ($170.0 million), offset by cash dividends to shareholders ($38.4 million), distributions to the NCI ($32.4 million).
Working Capital
Working capital (total current assets less total current liabilities – excluding assets and liabilities held for sale) at March 31, 2021 was a deficit of $237.4 million, $208.0 million lower than December 31, 2020, with the decrease primarily attributable to higher accounts payable ($131.2 million), higher other accrued liabilities ($24.0 million), partly offset by a lower cash balance ($79.7 million) and higher accounts receivable ($16.8 million). Higher accounts payable is primarily due to the increase in unrealized losses on crude contracts maturing in the next 12 months.
Capital Employed
At March 31, 2021, long-term debt of $2,755.6 million had decreased by $232.5 million compared to December 31, 2020, as a result of repayment of the borrowings on the RCF ($200.0 million) and the redemption of the notes due 2022 ($576.4 million) in excess of the issuance of notes due 2028 ($550.0 million).  The fixed-rate notes had a weighted average maturity of 7.7 years and a weighted average coupon of 6.3 percent.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (contd.)
Financial Condition (contd.)

A summary of capital employed at March 31, 2021 and December 31, 2020 follows.

	March 31, 2021		December 31, 2020
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$2,755.6	41.2%	$2,988.1	41.5%
Murphy shareholders' equity	3,935.2	58.8%	4,214.3	58.5%
Total capital employed	$6,690.8	100.0%	$7,202.4	100.0%
Cash and invested cash are maintained in several operating locations outside the United States.  At March 31, 2021, Cash and cash equivalents held outside the U.S. included U.S. dollar equivalents of approximately $59.8 million in Canada.  In addition, $9.5 million was held in Brunei (which is reported in current Assets held for sale on the Company’s Consolidated Balance Sheet at March 31, 2021).  In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods.  Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S.
Accounting changes and recent accounting pronouncements – see Note B
Outlook
As discussed in the Summary section on page 22, average crude oil prices continued to recover during the first quarter of 2021 versus the first quarter of 2020 (Q1 2020 WTI: $46.17; Q1 2021 WTI: $57.84). As of close on May 4, 2021, the NYMEX WTI forward curve price for the remainder of 2021 and 2022 were $64.70 and $60.46 per barrel, respectively; however we cannot predict what impact economic factors (including the ongoing COVID-19 pandemic) may have on future commodity pricing. Lower prices, should they occur, will result in lower profits and operating cash-flows. For the second quarter, production is expected to average between 160 and 168 MBOEPD, excluding NCI.
The Company’s capital expenditure spend for 2021 is expected to be between $675.0 million and $725.0 million. Capital and other expenditures will be routinely reviewed during 2021 and planned capital expenditures may be adjusted to reflect differences between budgeted and forecast cash flow during the year.  Capital expenditures may also be affected by asset purchases or sales, which often are not anticipated at the time a budget is prepared.  The Company will primarily fund its capital program in 2021 using operating cash flow and available cash. If oil and/or natural gas prices weaken, actual cash flow generated from operations could be reduced such that capital spending reductions are required and/or borrowings under available credit facilities might be required during the year to maintain funding of the Company’s ongoing development projects.
The Company continues to closely monitor the impact of lower commodity prices in 2020 on its financial position and is currently in compliance with the covenants related to the revolving credit facility (see Note F). The Company continues to monitor the effects of the COVID-19 pandemic and is encouraged by the progress and acceptance of the vaccinations which has positively impacted current and expected future energy demand for the next year compared to one year ago.
As of May 4, 2021, the Company has entered into derivative or forward fixed-price delivery contracts to manage risk associated with certain future oil and natural gas sales prices as follows:

	Commodity	Type	Volumes (Bbl/d)	Price (USD/Bbl)	Remaining Period
Area					Start Date	End Date
United States	WTI ¹	Fixed price derivative swap	45,000	$42.77	4/1/2021	12/31/2021
United States	WTI ¹	Fixed price derivative swap	20,000	$44.88	1/1/2022	12/31/2022
1 West Texas Intermediate

			Volumes (MMcf/d)	Price (CAD/Mcf)	Remaining Period
Area	Commodity	Type			Start Date	End Date
Montney	Natural Gas	Fixed price forward sales at AECO	203	C$2.55	4/1/2021	5/31/2021
Montney	Natural Gas	Fixed price forward sales at AECO	241	C$2.57	6/1/2021	12/31/2021
Montney	Natural Gas	Fixed price forward sales at AECO	231	C$2.42	1/1/2022	1/31/2022
Montney	Natural Gas	Fixed price forward sales at AECO	221	C$2.41	2/1/2022	4/30/2022
Montney	Natural Gas	Fixed price forward sales at AECO	250	C$2.40	5/1/2022	5/31/2022
Montney	Natural Gas	Fixed price forward sales at AECO	292	C$2.39	6/1/2022	12/31/2022
Montney	Natural Gas	Fixed price forward sales at AECO	201	C$2.36	1/1/2023	12/31/2023
Montney	Natural Gas	Fixed price forward sales at AECO	147	C$2.41	1/1/2024	12/31/2024

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

Forward-Looking Statements
This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are generally identified through the inclusion of words such as “aim”, “anticipate”, “believe”, “drive”, “estimate”, “expect”, “expressed confidence”, “forecast”, “future”, “goal”, “guidance”, “intend”, “may”, “objective”, “outlook”, “plan”, “position”, “potential”, “project”, “seek”, “should”, “strategy”, “target”, “will” or variations of such words and other similar expressions. These statements, which express management’s current views concerning future events or results, are subject to inherent risks and uncertainties. Factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement include, but are not limited to: macro conditions in the oil and gas industry, including supply/demand levels, actions taken by major oil exporters and the resulting impacts on commodity prices; increased volatility or deterioration in the success rate of our exploration programs or in our ability to maintain production rates and replace reserves; reduced customer demand for our products due to environmental, regulatory, technological or other reasons; adverse foreign exchange movements; political and regulatory instability in the markets where we do business; the impact on our operations or market of health pandemics such as COVID-19 and related government responses; other natural hazards impacting our operations or markets; any other deterioration in our business, markets or prospects; any failure to obtain necessary regulatory approvals; any inability to service or refinance our outstanding debt or to access debt markets at acceptable prices; or adverse developments in the U.S. or global capital markets, credit markets or economies in general. For further discussion of factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement, see “Risk Factors” in Murphy’s 2020 Annual Report on Form 10-K on file with the U.S. Securities and Exchange Commission and on page 35 of this Form 10-Q report.  Murphy undertakes no duty to publicly update or revise any forward-looking statements.

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
There were commodity transactions in place at March 31, 2021, covering certain future U.S. crude oil sales volumes in 2021 and 2022.  A 10% increase in the respective benchmark price of these commodities would have increased the net payable associated with these derivative contracts by approximately $111.3 million, while a 10% decrease would have decreased the recorded net payable by a similar amount.
There were no derivative foreign exchange contracts in place at March 31, 2021.
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
During the quarter ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The Company’s operations in the oil and gas business naturally lead to various risks and uncertainties.  These risk factors are discussed in Item 1A Risk Factors in its 2020 Form 10-K filed on February 26, 2021.  The Company has not identified any additional risk factors not previously disclosed in its 2020 Form 10-K report.
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
May 6, 2021
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