Form 10-Q
period 2021-09-30
MURPHY OIL CORP
filed 2021-11-04
CIK 717423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Number of shares of Common Stock, $1.00 par value, outstanding at October 31, 2021 was 154,459,128.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS (unaudited)

(Thousands of dollars)	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$505,067	310,606
Accounts receivable, less allowance for doubtful accounts of $1,605 in 2021 and 2020	186,683	262,014
Inventories	57,411	66,076
Prepaid expenses	40,583	33,860
Assets held for sale	40,987	327,736
Total current assets	830,731	1,000,292
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $12,268,101 in 2021 and $11,455,305 in 2020	8,112,093	8,269,038
Operating lease assets	918,719	927,658
Deferred income taxes	442,212	395,253
Deferred charges and other assets	27,101	28,611
Total assets	$10,330,856	10,620,852
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt, finance lease	$646	—
Accounts payable	615,436	407,097
Income taxes payable	18,035	18,018
Other taxes payable	26,997	22,498
Operating lease liabilities	157,294	103,758
Other accrued liabilities	316,205	150,578
Liabilities associated with assets held for sale	—	14,372
Total current liabilities	1,134,613	716,321
Long-term debt, including finance lease obligation	2,613,703	2,988,067
Asset retirement obligations	797,627	816,308
Deferred credits and other liabilities	723,732	680,580
Non-current operating lease liabilities	781,114	845,088
Deferred income taxes	166,120	180,341
Total liabilities	6,216,909	6,226,705
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	—	—
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares in 2021 and 195,100,628 shares in 2020	195,101	195,101
Capital in excess of par value	921,227	941,692
Retained earnings	5,069,578	5,369,538
Accumulated other comprehensive loss	(580,174)	(601,333)
Treasury stock	(1,656,224)	(1,690,661)
Murphy Shareholders' Equity	3,949,508	4,214,337
Noncontrolling interest	164,439	179,810
Total equity	4,113,947	4,394,147
Total liabilities and equity	$10,330,856	10,620,852
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars, except per share amounts)	2021	2020	2021	2020
Revenues and other income
Revenue from sales to customers	$687,549	425,324	$2,038,905	1,311,627
(Loss) gain on derivative instruments	(59,164)	(5,290)	(499,794)	319,502
Gain on sale of assets and other income	2,315	1,831	21,217	6,006
Total revenues and other income	630,700	421,865	1,560,328	1,637,135
Costs and expenses
Lease operating expenses	130,131	124,491	403,708	478,283
Severance and ad valorem taxes	11,670	6,781	32,215	22,645
Transportation, gathering and processing	44,588	41,322	137,196	126,779
Exploration expenses, including undeveloped lease amortization	24,517	12,092	49,840	61,686
Selling and general expenses	27,210	28,509	85,826	104,381
Restructuring expenses	—	4,982	—	46,379
Depreciation, depletion and amortization	189,806	231,603	615,372	769,151
Accretion of asset retirement obligations	12,198	10,778	34,854	31,213
Impairment of assets	—	219,138	171,296	1,206,284
Other (benefit) expense	(32,791)	20,224	58,616	(2,957)
Total costs and expenses	407,329	699,920	1,588,923	2,843,844
Operating income (loss) from continuing operations	223,371	(278,055)	(28,595)	(1,206,709)
Other income (loss)
Interest income and other (loss)	(1,593)	(5,177)	(11,459)	(10,107)
Interest expense, net	(46,925)	(45,182)	(178,399)	(124,877)
Total other loss	(48,518)	(50,359)	(189,858)	(134,984)
Income (loss) from continuing operations before income taxes	174,853	(328,414)	(218,453)	(1,341,693)
Income tax expense (benefit)	36,838	(62,584)	(62,498)	(248,890)
Income (loss) from continuing operations	138,015	(265,830)	(155,955)	(1,092,803)
(Loss) from discontinued operations, net of income taxes	(706)	(778)	(600)	(6,907)
Net income (loss) including noncontrolling interest	137,309	(266,608)	(156,555)	(1,099,710)
Less: Net income (loss) attributable to noncontrolling interest	28,853	(23,055)	85,509	(122,869)
NET INCOME (LOSS) ATTRIBUTABLE TO MURPHY	$108,456	(243,553)	$(242,064)	(976,841)
INCOME (LOSS) PER COMMON SHARE – BASIC
Continuing operations	$0.70	(1.58)	$(1.57)	(6.31)
Discontinued operations	—	(0.01)	—	(0.05)
Net income (loss)	$0.70	(1.59)	$(1.57)	(6.36)
INCOME (LOSS) PER COMMON SHARE – DILUTED
Continuing operations	$0.70	(1.58)	$(1.57)	(6.31)
Discontinued operations	—	(0.01)	—	(0.05)
Net income (loss)	$0.70	(1.59)	$(1.57)	(6.36)
Cash dividends per Common share	$0.125	0.125	0.375	0.500
Average Common shares outstanding (thousands)
Basic	154,439	153,596	154,239	153,480
Diluted	155,932	153,596	154,239	153,480
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2021	2020	2021	2020
Net income (loss) including noncontrolling interest	$137,309	(266,608)	$(156,555)	(1,099,710)
Other comprehensive (loss) income, net of tax
Net (loss) gain from foreign currency translation	(31,308)	28,323	6,534	(39,520)
Retirement and postretirement benefit plans	4,653	3,726	12,935	(45,219)
Deferred loss on interest rate hedges reclassified to interest expense	—	297	1,690	905
Other comprehensive (loss) income	(26,655)	32,346	21,159	(83,834)
COMPREHENSIVE INCOME (LOSS)	$110,654	(234,262)	$(135,396)	(1,183,544)
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(Thousands of dollars)	2021	2020
Operating Activities
Net income (loss) including noncontrolling interest	$(156,555)	(1,099,710)
Adjustments to reconcile net income (loss) to net cash provided by continuing operations activities
Loss from discontinued operations	600	6,907
Depreciation, depletion and amortization	615,372	769,151
Dry hole and previously suspended exploration costs	17,899	8,255
Amortization of undeveloped leases	13,872	21,951
Accretion of asset retirement obligations	34,854	31,213
Impairment of assets	171,296	1,206,284
Noncash restructuring expense	—	17,565
Deferred income tax (benefit) expense	(65,149)	(231,748)
Mark to market loss (gain) on contingent consideration	105,111	(29,476)
Mark to market loss (gain) on derivative instruments	228,497	(104,463)
Long-term non-cash compensation	42,080	35,200
Net decrease (increase) in noncash working capital	117,330	(26,261)
Other operating activities, net	(33,924)	(26,837)
Net cash provided by continuing operations activities	1,091,283	578,031
Investing Activities
Property additions and dry hole costs	(564,230)	(648,725)
Property additions for King's Quay FPS	(17,734)	(74,936)
Proceeds from sales of property, plant and equipment	270,038	—
Net cash required by investing activities	(311,926)	(723,661)
Financing Activities
Borrowings on revolving credit facility	165,000	450,000
Repayment of revolving credit facility	(365,000)	(250,000)
Retirement of debt	(726,358)	(12,225)
Debt issuance, net of cost	541,913	(613)
Early redemption of debt cost	(36,756)	—
Distributions to noncontrolling interest	(100,880)	(43,673)
Cash dividends paid	(57,896)	(76,790)
Withholding tax on stock-based incentive awards	(4,973)	(7,094)
Capital lease obligation payments	(643)	(514)
Net cash (required) provided by financing activities	(585,593)	59,091
Cash Flows from Discontinued Operations [1]
Operating activities	—	(1,202)
Investing activities	—	4,494
Financing activities	—	—
Net cash provided by discontinued operations	—	3,292
Effect of exchange rate changes on cash and cash equivalents	697	(585)
Net increase (decrease) in cash and cash equivalents	194,461	(87,124)
Cash and cash equivalents at beginning of period	310,606	306,760
Cash and cash equivalents at end of period	$505,067	219,636
1  Net cash provided by discontinued operations is not part of the cash flow reconciliation. See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2021	2020	2021	2020
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	$—	—	$—	—
Common Stock – par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares at September 30, 2021 and 195,100,628 shares at September 30, 2020
Balance at beginning of period	195,101	195,101	195,101	195,089
Exercise of stock options	—	—	—	12
Balance at end of period	195,101	195,101	195,101	195,101
Capital in Excess of Par Value
Balance at beginning of period	915,181	931,429	941,692	949,445
Exercise of stock options, including income tax benefits	(35)	—	(661)	(156)
Restricted stock transactions and other	(402)	(409)	(38,749)	(33,649)
Share-based compensation	6,483	5,298	18,945	20,678
Balance at end of period	921,227	936,318	921,227	936,318
Retained Earnings
Balance at beginning of period	4,980,428	5,823,426	5,369,538	6,614,304
Net (loss) attributable to Murphy	108,456	(243,553)	(242,064)	(976,841)
Cash dividends	(19,306)	(19,200)	(57,896)	(76,790)
Balance at end of period	5,069,578	5,560,673	5,069,578	5,560,673
Accumulated Other Comprehensive Loss
Balance at beginning of period	(553,519)	(690,341)	(601,333)	(574,161)
Foreign currency translation gain (loss), net of income taxes	(31,308)	28,323	6,534	(39,520)
Retirement and postretirement benefit plans, net of income taxes	4,653	3,726	12,935	(45,219)
Deferred loss on interest rate hedges reclassified to interest expense, net of income taxes	—	297	1,690	905
Balance at end of period	(580,174)	(657,995)	(580,174)	(657,995)
Treasury Stock
Balance at beginning of period	(1,656,591)	(1,691,070)	(1,690,661)	(1,717,217)
Awarded restricted stock, net of forfeitures	343	409	33,888	26,556
Exercise of stock options	24	—	549	—
Balance at end of period – 40,656,661 shares of Common Stock in 2021 and 41,502,003 shares of Common Stock in 2020, at cost	(1,656,224)	(1,690,661)	(1,656,224)	(1,690,661)
Murphy Shareholders’ Equity	3,949,508	4,343,436	3,949,508	4,343,436
Noncontrolling Interest
Balance at beginning of period	161,228	204,937	179,810	337,151
Net income (loss) attributable to noncontrolling interest	28,853	(23,055)	85,509	(122,869)
Distributions to noncontrolling interest owners	(25,642)	(11,273)	(100,880)	(43,673)
Balance at end of period	164,439	170,609	164,439	170,609
Total Equity	$4,113,947	4,514,045	$4,113,947	4,514,045
See Notes to Consolidated Financial Statements, page 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/ Company) on pages 2 through 6 of this Form 10-Q report.
Note A – Nature of Business and Interim Financial Statements
NATURE OF BUSINESS – Murphy Oil Corporation is an international oil and natural gas exploration and production company that conducts its business through various operating subsidiaries.  The Company primarily produces oil and natural gas in the United States and Canada and conducts oil and natural gas exploration activities worldwide.
In connection with the LLOG Exploration Offshore L.L.C. and LLOG Bluewater Holdings, L.L.C., (LLOG) acquisition, we hold a 0.5% interest in two variable interest entities (VIEs), Delta House Oil and Gas Lateral LLC and Delta House Floating Production System (FPS) LLC (collectively Delta House). These VIEs have not been consolidated because we are not considered the primary beneficiary. These non-consolidated VIEs are not material to our financial position or results of operations. As of September 30, 2021, our maximum exposure to loss was $3.4 million (excluding operational impacts), which represents our net investment in Delta House. We have not provided any financial support to Delta House other than amounts previously required by our membership interest.
INTERIM FINANCIAL STATEMENTS – In the opinion of Murphy’s management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at September 30, 2021 and December 31, 2020, and the results of operations, cash flows and changes in stockholders’ equity for the interim periods ended September 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America (U.S.).  In preparing the financial statements of the Company in conformity with accounting principles generally accepted in the U.S., management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities.  Actual results may differ from the estimates.
Consolidated financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2020 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report.  Financial results for the three-month and nine-month periods ended September 30, 2021 are not necessarily indicative of future results.
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
For the three-month and nine-month periods ended September 30, 2021, the Company recognized $687.5 million and $2,038.9 million, respectively, from contracts with customers for the sales of oil, natural gas liquids and natural gas. For the three-month and nine-month periods ended September 30, 2020, the Company recognized $425.3 million and $1,311.6 million, respectively, from contracts with customers for the sales of oil, natural gas liquids and natural gas.

		Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)		2021	2020	2021	2020
Net crude oil and condensate revenue
United States	Onshore	$167,010	86,498	464,767	272,284
	Offshore	340,001	216,918	1,079,418	714,143
Canada	Onshore	29,110	32,358	89,708	67,268
	Offshore	20,499	19,173	70,333	54,864
Other		—	—	—	1,806
Total crude oil and condensate revenue		556,620	354,947	1,704,226	1,110,365

Net natural gas liquids revenue
United States	Onshore	16,356	6,766	33,480	16,145
	Offshore	11,046	4,765	31,866	13,255
Canada	Onshore	4,501	2,780	11,728	6,090
Total natural gas liquids revenue		31,903	14,311	77,074	35,490

Net natural gas revenue
United States	Onshore	11,127	4,529	24,442	14,177
	Offshore	17,444	9,827	56,855	35,487
Canada	Onshore	70,455	41,710	176,308	116,108
Total natural gas revenue		99,026	56,066	257,605	165,772
Total revenue from contracts with customers		687,549	425,324	2,038,905	1,311,627

(Loss) gain on derivative instruments		(59,164)	(5,290)	(499,794)	319,502
Gain on sale of assets and other income		2,315	1,831	21,217	6,006
Total revenue and other income		$630,700	421,865	1,560,328	1,637,135
Contract Balances and Asset Recognition
As of September 30, 2021, and December 31, 2020, receivables from contracts with customers, net of royalties and associated payables, on the balance sheet from continuing operations, were $144.0 million and $135.2 million, respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on a forward-looking expected loss model in accordance with ASU 2016-13, the Company did not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.
The Company has not entered into any revenue contracts that have financing components as at September 30, 2021.
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
As of September 30, 2021, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period of more than 12 months starting at the inception of the contract:

Current Long-Term Contracts Outstanding at September 30, 2021
Location	Commodity	End Date		Description	Approximate Volumes
U.S.	Oil	Q4 2021		Fixed quantity delivery in Eagle Ford	17,000 BOED
U.S.	Natural Gas and NGL	Q1 2023		Deliveries from dedicated acreage in Eagle Ford	As produced
Canada	Natural Gas	Q4 2021		Contracts to sell natural gas at USD index pricing	10 MMCFD
Canada	Natural Gas	Q4 2022		Contracts to sell natural gas at USD index pricing	8 MMCFD
Canada	Natural Gas	Q4 2022		Contracts to sell natural gas at CAD fixed prices	5 MMCFD
Canada	Natural Gas	Q4 2022		Contracts to sell natural gas at USD fixed pricing	20 MMCFD
Canada	Natural Gas	Q4 2023	[1]	Contracts to sell natural gas at USD index pricing	25 MMCFD
Canada	Natural Gas	Q4 2023		Contracts to sell natural gas at CAD fixed prices	38 MMCFD
Canada	Natural Gas	Q4 2024		Contracts to sell natural gas at USD index pricing	31 MMCFD
Canada	Natural Gas	Q4 2024		Contracts to sell natural gas at CAD fixed prices	100 MMCFD
Canada	Natural Gas	Q4 2024	[1]	Contracts to sell natural gas at CAD fixed prices	34 MMCFD
Canada	Natural Gas	Q4 2024		Contracts to sell natural gas at USD fixed pricing	15 MMCFD
Canada	Natural Gas	Q4 2026	[1]	Contracts to sell natural gas at USD index pricing	49 MMCFD
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
As of September 30, 2021, the Company had total capitalized exploratory well costs for continuing operations pending the determination of proved reserves of $186.6 million.  The following table reflects the net changes in capitalized exploratory well costs during the nine-month periods ended September 30, 2021 and 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note D – Property, Plant and Equipment (Contd.)

(Thousands of dollars)	2021	2020
Beginning balance at January 1	$181,616	217,326
Additions pending the determination of proved reserves	5,007	9,941
Capitalized exploratory well costs charged to expense	—	(39,408)
Balance at September 30	$186,623	187,859
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

	September 30,
	2021			2020

(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$3,297	2	2	8,000	1	—
One to two years	—	—	—	54,334	5	5
Two to three years	53,078	5	5	—	—	—
Three years or more	130,248	6	—	125,525	6	—
	$186,623	13	7	187,859	12	5
Of the $183.3 million of exploratory well costs capitalized more than one year at September 30, 2021, $92.3 million is in Vietnam, $45.0 million is in the U.S., $25.9 million is in Brunei, $15.3 million is in Mexico, and $4.8 million is in Canada.  In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.
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
The following table reflects the recognized impairments for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
(Thousands of dollars)	2021	2020
U.S.	$—	1,152,515
Canada	171,296	—
Other Foreign	—	39,709
Corporate	—	14,060
	$171,296	1,206,284
Divestments
During the first quarter of 2021, the King’s Quay FPS was sold to ArcLight Capital Partners, LLC (ArcLight) for proceeds of $267.7 million, which reimburses the Company for previously incurred capital expenditures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note E – Assets Held for Sale and Discontinued Operations
The Company has accounted for its former U.K. and U.S. refining and marketing and Malaysian exploration and production operations as discontinued operations for all periods presented.  The results of operations associated with discontinued operations for the three-month and nine-month periods ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2021	2020	2021	2020
Revenues	$144	—	$801	4,074
Costs and expenses
Other costs and expenses (benefits)	850	778	1,401	10,981
(Loss) income before taxes	(706)	(778)	(600)	(6,907)
Income tax expense	—	—	—	—
(Loss) income from discontinued operations	$(706)	(778)	$(600)	(6,907)
As of September 30, 2021, assets held for sale on the Consolidated Balance Sheet include the carrying value of the net property, plant equipment of CA-2 project in Brunei and the Company’s office building in El Dorado, Arkansas. As of June 30, 2021, the CA-1 asset in Brunei is no longer being marketed for sale.
As of December 31, 2020, assets held for sale included the King’s Quay Floating Production System (FPS) of $250.1 million (sold in March 2021), the Brunei exploration and production properties, and the Company’s office building in El Dorado, Arkansas.

(Thousands of dollars)	September 30, 2021	December 31, 2020
Current assets
Cash	$—	10,185
Inventories	—	406
Property, plant, and equipment, net	40,987	307,704
Deferred income taxes and other assets	—	9,441
Total current assets associated with assets held for sale	$40,987	327,736
Current liabilities
Accounts payable	$—	5,306
Other accrued liabilities	—	45
Current maturities of long-term debt (finance lease)	—	737
Taxes payable	—	1,510
Long-term debt (finance lease)	—	6,513
Asset retirement obligation	—	261
Total current liabilities associated with assets held for sale	$—	14,372

Note F – Financing Arrangements and Debt
As of September 30, 2021, the Company had a $1.6 billion revolving credit facility (RCF). The RCF is a senior unsecured guaranteed facility which expires in November 2023. At September 30, 2021, the Company had no outstanding borrowings under the RCF and $31.4 million of outstanding letters of credit, which reduce the borrowing capacity of the RCF. At September 30, 2021, the interest rate in effect on borrowings under the facility was 1.78%. At September 30, 2021, the Company was in compliance with all covenants related to the RCF.

In March 2021, the Company issued $550.0 million of new notes that bear interest at a rate of 6.375% and mature on July 15, 2028. The Company incurred transaction costs of $8.1 million on the issuance of these new notes and the Company will pay interest semi-annually on January 15 and July 15 of each year, beginning July 15, 2021. The proceeds of the $550.0 million notes, along with cash on hand, were used to redeem and cancel $259.3 million of the Company’s 4.00% notes due June 2022 and $317.1 million of the Company’s 4.95% notes due December 2022 (originally issued as 3.70% notes due 2022; collectively

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note F – Financing Arrangements and Debt (Contd.)

the 2022 Notes). The cost of the debt extinguishment of $36.9 million is included in Interest expense, net on the Consolidated Statement of Operations for the nine months ended September 30, 2021. The cash costs of $34.2 million are shown as a financing activity on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2021.
In August 2021, the Company redeemed $150.0 million aggregate principal amount of its 6.875% senior notes due 2024 (2024 Notes). The cost of the debt extinguishment of $3.5 million is included in Interest expense, net on the Consolidated Statement of Operations for the nine months ended September 30, 2021. The cash costs of $2.6 million are shown as a financing activity on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2021.
The Company also has a shelf registration statement on file with the U.S. Securities and Exchange Commission that permits the offer and sale of debt and/or equity securities through October 15, 2024.
Subsequent to quarter end, the Company issued a notice of partial redemption with respect to $150.0 million aggregate principal amount of its 6.875% senior notes due 2024 (2024 Notes). The Company will redeem the 2024 Notes at the applicable redemption price set forth in the indenture governing the 2024 Notes, plus accrued and unpaid interest, if any, to the date of redemption. The redemption date of the 2024 Notes will be December 2, 2021.
Note G – Other Financial Information
Additional disclosures regarding cash flow activities are provided below.

	Nine Months Ended September 30,
(Thousands of dollars)	2021	2020
Net (increase) decrease in operating working capital, excluding cash and cash equivalents:
Decrease in accounts receivable ¹	$75,100	251,706
Decrease in inventories	9,718	4,747
(Increase) in prepaid expenses	(6,682)	(17,400)
Increase (decrease) in accounts payable and accrued liabilities ¹	40,687	(264,078)
(Decrease) in income taxes payable	(1,493)	(1,236)
Net (increase) decrease in noncash operating working capital	$117,330	(26,261)
Supplementary disclosures:
Cash income taxes paid, net of refunds	$1,685	(12,559)
Interest paid, net of amounts capitalized of $11.6 million in 2021 and $5.9 million in 2020	127,793	139,651

Non-cash investing activities:
Asset retirement costs capitalized ²	$36,300	6,342
Decrease in capital expenditure accrual	31,301	74,742
1 Excludes receivable/payable balances relating to mark-to-market of derivative instruments and contingent consideration relating to acquisitions.
2 Excludes non-cash capitalized cost offset by impairment of $74.4 million in the first quarter of 2021 and a gain in other operating income of $71.8 million following a commercial agreement to sanction an asset life extension project at Terra Nova in the third quarter of 2021, which extended the life of Terra Nova by approximately 10 years.

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
The table that follows provides the components of net periodic benefit expense for the three-month and nine-month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2021	2020	2021	2020
Service cost	$1,770	1,664	328	342
Interest cost	4,258	4,827	521	612
Expected return on plan assets	(6,038)	(5,773)	—	—
Amortization of prior service cost (credit)	155	149	—	—
Recognized actuarial loss	5,269	5,690	(8)	(24)
Net periodic benefit expense	$5,414	6,557	841	930

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2021	2020	2021	2020
Service cost	$5,306	5,996	981	1,235
Interest cost	12,844	16,381	1,563	2,200
Expected return on plan assets	(18,326)	(18,414)	—	—
Amortization of prior service cost (credit)	467	515	—	—
Recognized actuarial loss	15,829	14,223	(23)	(24)
Net periodic benefit expense	$16,120	18,701	2,521	3,411
Other - curtailment	—	586	—	(1,825)
Other - special termination benefits	—	8,435	—	—
Total net periodic benefit expense	$16,120	27,722	2,521	1,586
The components of net periodic benefit expense, other than the service cost, curtailment and special termination benefits components, are included in the line item “Interest and other income (loss)” in Consolidated Statements of Operations.
During the nine-month period ended September 30, 2021, the Company made contributions of $31.0 million to its defined benefit pension and postretirement benefit plans. Remaining funding in 2021 for the Company’s defined benefit pension and postretirement plans is anticipated to be $10.9 million.
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
The 2020 Long-Term Incentive Plan (2020 Long-Term Plan) authorizes the Committee to make grants of the Company’s Common Stock to employees.  These grants may be in the form of stock options (nonqualified or incentive), stock appreciation rights (SAR), restricted stock, restricted stock units (RSU), performance units, performance shares, dividend equivalents and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

other stock-based incentives.  The 2020 Long-Term Plan expires in 2030.  A total of five million shares are issuable during the life of the 2020 Long-Term Plan. Shares issued pursuant to awards granted under this Plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased in the open market. Share awards that have been canceled, expired, forfeited or otherwise not issued under an award shall not count as shares issued under this Plan.
During the first nine months of 2021, the Committee granted the following awards from the 2020 Long-Term Plan:
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
During the first nine months of 2021, the Committee granted the following awards to Non-Employee Directors:
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
All stock option exercises are non-cash transactions for the Company.  The employee receives net shares, after applicable withholding obligations, upon each stock option exercise. The actual income tax benefit realized from the tax deductions related to stock option exercises of the share-based payment arrangements were immaterial for the nine-month period ended September 30, 2021.
Amounts recognized in the financial statements with respect to share-based plans are shown in the following table:

	Nine Months Ended September 30,
(Thousands of dollars)	2021	2020
Compensation charged against income before tax benefit	$29,145	17,542
Related income tax benefit recognized in income	4,120	2,278
Certain incentive compensation granted to the Company’s named executive officers, to the extent their total compensation exceeds $1.0 million per executive per year, is not eligible for a U.S. income tax deduction under the Tax Cuts and Jobs Act (2017 Tax Act).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note J – Earnings Per Share
Net (loss) income attributable to Murphy was used as the numerator in computing both basic and diluted income per Common share for the three-month and nine-month periods ended September 30, 2021 and 2020.  The following table reports the weighted-average shares outstanding used for these computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Weighted-average shares)	2021	2020	2021	2020
Basic method	154,439,313	153,596,109	154,239,440	153,479,654
Dilutive stock options and restricted stock units ¹	1,492,949	—	—	—
Diluted method	155,932,262	153,596,109	154,239,440	153,479,654
1 Due to a net loss recognized by the Company for the nine-month period ended September 30, 2021 and the three-month and nine-month periods ended September 30, 2020, no unvested stock awards were included in the computation of diluted earnings per share because the effect would have been antidilutive.
The following table reflects certain options to purchase shares of common stock that were outstanding during the periods presented but were not included in the computation of diluted shares above because the incremental shares from the assumed conversion were antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Antidilutive stock options excluded from diluted shares	1,316,222	2,111,068	1,502,758	2,305,973
Weighted average price of these options	$34.42	$38.54	$34.97	$40.15

Note K – Income Taxes
The Company’s effective income tax rate is calculated as the amount of income tax expense (benefit) divided by income (loss) from continuing operations before income taxes.  For the three-month and nine-month periods ended September 30, 2021 and 2020, the Company’s effective income tax rates were as follows:

	2021	2020
Three months ended September 30,	21.1%	19.1%
Nine months ended September 30,	28.6%	18.6%
The effective tax rate for the three-month period ended September 30, 2021 was above the U.S. statutory tax rate of 21% primarily due to income generated in Canada, which has a higher tax rate, offset by no tax applied to the pre-tax income of the noncontrolling interest in MP GOM, which has the impact of decreasing the effective tax rate on income.
The effective tax rate for the three-month period ended September 30, 2020 was below the statutory tax rate of 21% due to exploration expenses in certain foreign jurisdictions in which no income tax benefit is available, as well as no tax benefit available from the pre-tax loss of the noncontrolling interest in MP GOM.
The effective tax rate for the nine-month period ended September 30, 2021 was above the U.S. statutory tax rate of 21% primarily due to no tax applied to the pre-tax income of the noncontrolling interest in MP GOM, which has the impact of increasing the effective tax rate on an overall loss.
The effective tax rate for the nine-month period ended September 30, 2020 was below the statutory tax rate of 21% due to exploration expenses in certain foreign jurisdictions in which no income tax benefit is available, as well as no tax benefit available from the pre-tax loss of the noncontrolling interest in MP GOM. These items reduced the tax credit on a reported pre-tax net loss.
The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities, and currently the Company is under audit in several of these jurisdictions.  These audits often take multiple years to complete and settle.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters.  As of September 30, 2021, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: United States – 2016; Canada – 2016; Malaysia – 2014; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note K– Income Taxes (Contd.)

United Kingdom – 2018. Following the divestment of Malaysia in the third quarter of 2019, the Company has retained certain possible liabilities and rights to income tax receivables relating to Malaysia for the years prior to 2019. The Company believes current recorded liabilities are adequate.
Note L – Financial Instruments and Risk Management
Murphy uses derivative instruments, such as swaps and zero-cost commodity price collar contracts, to manage certain risks related to commodity prices, foreign currency exchange rates and interest rates.  The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management.  The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features.  Derivative instruments are traded with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (NYMEX).  The Company has a risk management control system to monitor commodity price risks and any derivatives obtained to manage a portion of such risks.  For accounting purposes, the Company has not designated commodity and foreign currency derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Operations.
Certain interest rate derivative contracts were previously accounted for as hedges and the gain or loss associated with recording the fair value of these contracts was deferred in Accumulated other comprehensive loss and amortized to the income statement over time. During the nine-month period ended September 30, 2021, the Company redeemed all of the remaining notes due 2022 and expensed the remainder of the previously deferred loss on the interest rate swap of $2.1 million to Interest expense in the Consolidated Statement of Operations.
Commodity Price Risks
The Company has entered into crude oil swaps and collar contracts. Under the swaps contracts, which mature monthly, the Company pays the average monthly price in effect and receives the fixed contract price on a notional amount of sales volume, thereby fixing the price for the commodity sold. Under the collar contracts, which also mature monthly, the Company purchased a put option and sold a call option with no net premiums paid to or received from counterparties. Upon maturity, collar contracts require payments by the Company if the NYMEX average closing price is above the ceiling price or payments to the Company if the NYMEX average closing price is below the floor price.
At September 30, 2021, volumes per day associated with outstanding crude oil derivative contracts and the weighted average prices for these contracts are as follows:

	September 30, 2021
	2021	2022
NYMEX WTI swap contracts:
Volume per day (Bbl):	45,000	20,000
Price per Bbl:	$42.77	$44.88

NYMEX WTI collar contracts:
Volume per day (Bbl):	—	16,000
Price per Bbl:
Ceiling:	$—	$71.83
Floor:	—	60.38
Foreign Currency Exchange Risks
The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. The Company had no foreign currency exchange derivatives outstanding at September 30, 2021 and 2020.
At September 30, 2021 and December 31, 2020, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note L – Financial Instruments and Risk Management (Contd.)

	September 30, 2021		December 31, 2020
(Thousands of dollars)	Asset (Liability) Derivatives		Asset (Liability) Derivatives
Type of Derivative Contract	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity swaps	Accounts receivable	$—	Accounts receivable	13,050
	Accounts payable	(312,448)	Accounts payable	(89,842)
	Deferred credits and other liabilities	(41,645)	Deferred credits and other liabilities	(12,833)
Commodity collars	Accounts receivable	—	Accounts receivable	—
	Accounts payable	(15,929)	Accounts payable	—
For the three-month and nine-month periods ended September 30, 2021 and 2020, the gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)		Gain (Loss)
(Thousands of dollars)	Statement of Operations Location	Three Months Ended September 30,		Nine months ended September 30,
Type of Derivative Contract		2021	2020	2021	2020
Commodity swaps	(Loss) gain on derivative instruments	$(43,235)	(5,290)	(483,865)	319,502
Commodity collars	(Loss) gain on derivative instruments	(15,929)	—	(15,929)	—
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
The carrying value of assets and liabilities recorded at fair value on a recurring basis at September 30, 2021 and December 31, 2020, are presented in the following table.

	September 30, 2021				December 31, 2020
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Commodity swaps	$—	—	—	—	—	13,050	—	13,050
	$—	—	—	—	—	13,050	—	13,050

Liabilities:
Commodity collars	$—	15,929	—	15,929	—	—	—	—
Nonqualified employee savings plan	17,180	—	—	17,180	14,988	—	—	14,988
Commodity swaps	—	354,093	—	354,093	—	102,675	—	102,675
Contingent consideration	—	—	238,115	238,115	—	—	133,004	133,004
	$17,180	370,022	238,115	625,317	14,988	102,675	133,004	250,667
The fair value of commodity (WTI crude oil) derivative contracts in 2021 and 2020 were based on active market quotes for WTI crude oil.  The before tax income effect of changes in the fair value of crude oil derivative contracts is recorded in Gain (loss) on derivative instruments in the Consolidated Statements of Operations.
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
The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. There were no offsetting positions recorded at September 30, 2021 and December 31, 2020.
Note M – Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss on the Consolidated Balance Sheets at December 31, 2020 and September 30, 2021 and the changes during the nine-month period ended September 30, 2021, are presented net of taxes in the following table.

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)	Retirement and Postretirement Benefit Plan Adjustments		Deferred Loss on Interest Rate Derivative Hedges		Total
Balance at December 31, 2020	$(324,011)	(275,632)		(1,690)		(601,333)
Components of other comprehensive income (loss):
Before reclassifications to income and retained earnings	6,534	—		—		6,534
Reclassifications to income	—	12,935	¹	1,690	²	14,625
Net other comprehensive income (loss)	6,534	12,935		1,690		21,159
Balance at September 30, 2021	$(317,477)	(262,697)		—		(580,174)
1 Reclassifications before taxes of $16,282 are included in the computation of net periodic benefit expense for the nine-month period ended September 30, 2021.  See Note H for additional information.  Related income taxes of $3,347 are included in Income tax expense (benefit) for the nine-month period ended September 30, 2021.
2 Reclassifications before taxes of $2,140 are included in Interest expense, net, for the nine-month period ended September 30, 2021.  Related income taxes of $450 are included in Income tax expense (benefit) for the nine-month period ended September 30, 2021. See Note L for additional information.
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

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS – Murphy and other companies in the oil and natural gas industry are subject to numerous federal, state, local and foreign laws and regulations dealing with the environment and protection of health and safety. The principal environmental, health and safety laws and regulations to which Murphy is subject address such matters as the generation, storage, handling, use, disposal and remediation of petroleum products, wastewater and hazardous materials; the emission and discharge of such materials to the environment, including greenhouse gas emissions; wildlife, habitat and water protection; the placement, operation and decommissioning of production equipment; and the health and safety of our employees, contractors and communities where our operations are located. These laws and regulations also generally require permits for existing operations, as well as the construction or development of new operations and the decommissioning facilities once production has ceased.

Violation of environmental, health and safety laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and construction bans or delays. A discharge of hazardous substances into the environment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note N– Environmental and Other Contingencies (Contd.)

could, to the extent such event is not insured, subject the Company to substantial expense, including both the cost to comply with applicable laws and regulations and claims by neighboring landowners and other third parties for any personal injury and property damage that might result. Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Pursuant to recent SEC amendments to this item, the Company will be using a threshold of $1.0 million for such proceedings.

The Biden administration has indicated that it intends to increase regulatory oversight of the oil and gas industry, with a focus on climate change and greenhouse gas emissions (including methane emissions). The Biden administration has issued a number of executive orders that address climate change, including creation of climate-related task forces, directives to federal agencies to procure carbon-free electricity, and a goal of a carbon pollution-free power sector by 2035 and a net-zero emissions U.S. economy by 2050. The Biden administration has also issued orders related to oil and gas activities on federal lands, infrastructure and environmental justice. In addition, an international climate agreement (the Paris Agreement) was agreed to at the 2015 United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement entered into force in November 2016. Although the U.S. officially withdrew from the Paris Agreement on November 4, 2020, on January 20, 2021, President Biden began the 30-day process of rejoining the Paris Agreement, which became effective for the U.S. on February 19, 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

	Total Assets at September 30, 2021	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(Millions of dollars)		External Revenues	Income (Loss)	External Revenues	Income (Loss)
Exploration and production ¹
United States	$6,586.3	565.2	168.1	330.8	(172.6)
Canada	2,241.2	124.6	73.9	96.3	(8.6)
Other	264.6	—	(5.2)	—	(11.7)
Total exploration and production	9,092.1	689.8	236.8	427.1	(192.9)
Corporate	1,237.8	(59.1)	(98.8)	(5.2)	(72.9)
Continuing operations	10,329.9	630.7	138.0	421.9	(265.8)
Discontinued operations, net of tax	1.0	—	(0.7)	—	(0.8)
Total	$10,330.9	630.7	137.3	421.9	(266.6)

		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(Millions of dollars)		External Revenues	Income (Loss)	External Revenues	Income (Loss)
Exploration and production ¹
United States		1,704.4	481.8	1,070.6	(1,011.7)
Canada		349.2	(37.7)	245.2	(35.0)
Other		—	(22.5)	1.8	(73.0)
Total exploration and production		2,053.6	421.6	1,317.6	(1,119.7)
Corporate		(493.3)	(577.6)	319.5	26.9
Continuing operations		1,560.3	(156.0)	1,637.1	(1,092.8)
Discontinued operations, net of tax		—	(0.6)	—	(6.9)
Total		1,560.3	(156.6)	1,637.1	(1,099.7)
1 Additional details about results of oil and natural gas operations are presented in the table on pages 25 and 26.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Summary
In 2021, the global distribution and administration of vaccinations in response to the ongoing coronavirus disease 2019 (COVID-19) pandemic has led to an improving global economic outlook and subsequently increased demand for oil and gas. Emerging COVID-19 variants, such as the Delta variant, continue to create uncertainty in the outlook, however in 2021 demand for oil and gas has remained resilient. The demand resilience has revealed an oil supply shortage, and hence is applying upward pressure to current and future oil and gas prices.
The OPEC+ group of oil producing countries (OPEC+) continues to target increasing supply by 0.4 million bpd a month, with aims to fully phase out prior cuts by September 2022, at the current rate of OPEC+ supply increases. In 2020 OPEC+ cut production by 10 million barrels per day (bpd) following the COVID-19 demand reduction. It has gradually reinstated supply so that the curtailments are approximately 5.8 million bpd at the end of September 2021. However, some members of the OPEC+ are falling short on supply increases.
Overall, the combination of OPEC+ supply constraints and the increase in demand driven by the global COVID-19 vaccine roll out has provided upward pressure to the oil price which directly impacts the Company’s product revenue from sales compared to one year ago.
For the three months ended September 30, 2021, West Texas Intermediate (WTI) crude oil prices averaged approximately $70.56 per barrel (compared to $66.07 in the second quarter of 2021 and $40.93 in the third quarter of 2020). The closing price for WTI at the end of the third quarter of 2021 was approximately $71.54 per barrel, reflecting a modest increase from the second quarter 2021 closing price and an 81% increase from the third quarter 2020 closing price. The average price in October 2021 was $81.22 per barrel. As of close on November 2, 2021, the NYMEX WTI forward curve price for the remainder of 2021 and 2022 were $83.91 and $76.27 per barrel, respectively.
In the third quarter of 2021, the Company continued to delever by redeeming $150.0 million aggregate principal amount of its 6.875% senior notes due 2024 for the principal amount plus cash costs of $2.6 million. Earlier in 2021, the Company executed a series of financial transactions which redeemed the remaining notes due 2022 and issued new 7 year senior unsecured notes maturing in July 2028. The 2022 notes were redeemed for total use of funds of $619.5 million, which included redemption at par of $576.4 million, early retirement premium (make whole payment) of $34.2 million, and $8.9 million of accrued interest. The 2028 notes were issued for total proceeds of $550.0 million and closing costs of $8.1 million. The proceeds from issue are reported net of costs to issue on the Consolidated Balance Sheets.
In the third quarter of 2021, the Company acquired an additional 7.525% working interest at Terra Nova in Canada following a commercial agreement to sanction an asset life extension project. This transaction deferred an asset obligation at Terra Nova by approximately 10 years and decreased the obligation associated with the abandonment liability of the working interest before the acquisition by approximately $72 million.
For the three months ended September 30, 2021, the Company produced 163 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations; this includes the impact of Hurricane Ida on U.S. Gulf of Mexico production of 14.5 thousand barrels of oil equivalent per day (including NCI).  The Company invested $110.5 million in capital expenditures (on a value of work done basis) in the three months ended September 30, 2021. The Company reported net income from continuing operations of $138.0 million for the three months ended September 30, 2021. This amount includes income attributable to noncontrolling interest of $28.9 million, after-tax gains on unrealized mark to market revaluations on commodity price swap and collar positions of $44.1 million, an after-tax non-cash credit of $53.6 million related to the deferral of asset retirement obligations and after-tax losses on contingent consideration of $22.4 million.
For the nine months ended September 30, 2021, the Company produced 170 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations; this includes the impact of Hurricane Ida on U.S. Gulf of Mexico production of 4.9 thousand barrels of oil equivalent per day (including NCI).  The Company invested $568.7 million in capital expenditures (on a value of work done basis) in the nine months ended September 30, 2021, which included $18.0 million to fund the development of the King’s Quay Floating Production System (FPS). The FPS capital expenditures were reimbursed by Arclight in the first quarter of 2021 (see below). The Company reported net loss from continuing operations of $156.0 million for the nine months ended September 30, 2021. This amount includes income attributable to noncontrolling interest of $85.5 million, after-tax impairment charges of $128.0 million, an after-tax non-cash credit of $53.6 million related to the deferral of asset retirement obligations and after-tax losses on unrealized mark to market revaluations on commodity price swap and collar positions and contingent consideration of $180.5 million and $83.0 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Summary (contd.)
For the three months ended September 30, 2020, the Company produced 163 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations.  The Company invested $122.7 million in capital expenditures (on a value of work done basis), in the third quarter of 2020, which included $19.3 million to fund the development of the King’s Quay FPS. The Company reported net loss from continuing operations of $265.8 million for the third quarter of 2020. This amount included loss attributable to noncontrolling interest of $23.1 million, after-tax impairment charges of $145.9 million and after-tax losses on unrealized mark to market revaluations on commodity price hedge positions and contingent consideration of $54.8 million and $11.1 million, respectively.
For the nine months ended September 30, 2020, the Company produced 180 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations. The Company invested $680.3 million in capital expenditures (on a value of work done basis) for the nine months ended September 30, 2020, which included $80.7 million to fund the development of the King’s Quay FPS. The Company reported net loss from continuing operations of $1,092.8 million for the nine months ended September 30, 2020. This amount included loss attributable to noncontrolling interest of $122.9 million, after-tax impairment charges of $854.2 million and after-tax gains on unrealized mark to market revaluations on commodity price hedge positions and contingent consideration of $82.5 million and $23.3 million, respectively.
In the first quarter, the Company’s subsidiary "Murphy Exploration & Production Company USA" closed a transaction with ArcLight Capital Partners, LLC (ArcLight) for the sale of Murphy’s entire 50% interest in the King’s Quay FPS and associated export lateral pipelines. The transaction reimbursed Murphy for its share of project costs from inception to closing with proceeds of $267.7 million.
Results of Operations
Murphy’s income (loss) by type of business is presented below.

	Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2021	2020	2021	2020
Exploration and production	$236.8	(192.9)	421.6	(1,119.7)
Corporate and other	(98.8)	(72.9)	(577.6)	26.9
Income (loss) from continuing operations	138.0	(265.8)	(156.0)	(1,092.8)
Discontinued operations ¹	(0.7)	(0.8)	(0.6)	(6.9)
Net income (loss) including noncontrolling interest	$137.3	(266.6)	(156.6)	(1,099.7)
1 The Company has presented its former U.K. and U.S. refining and marketing and Malaysian exploration and production operations as discontinued operations in its consolidated financial statements.
Exploration and Production
Results of E&P continuing operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2021	2020	2021	2020
Exploration and production
United States	$168.1	(172.6)	481.8	(1,011.7)
Canada	73.9	(8.6)	(37.7)	(35.0)
Other	(5.2)	(11.7)	(22.5)	(73.0)
Total	$236.8	(192.9)	421.6	(1,119.7)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except per barrel of oil equivalents sold)	2021	2020	2021	2020
Net income (loss) attributable to Murphy (GAAP)	$108.5	(243.6)	(242.1)	(976.8)
Income tax expense (benefit)	36.8	(62.6)	(62.5)	(248.9)
Interest expense, net	46.9	45.2	178.4	124.9
Depreciation, depletion and amortization expense ¹	182.8	219.7	588.4	725.1
EBITDA attributable to Murphy (Non-GAAP)	375.0	(41.3)	462.2	(375.7)
Mark-to-market (gain) loss on derivative instruments	(55.9)	69.3	228.5	(104.5)
Impairment of assets ¹	—	186.5	171.3	1,072.5
Mark-to-market loss (gain) on contingent consideration	28.4	14.0	105.1	(29.5)
Asset retirement obligation (gains) losses	(71.8)	—	(71.8)	—
Accretion of asset retirement obligations ¹	10.8	10.8	30.8	31.2
Unutilized rig charges	3.2	5.2	8.5	13.2
Foreign exchange (gains) losses	(2.8)	0.8	(1.5)	(2.5)
Discontinued operations loss	0.7	0.8	0.6	6.9
Restructuring expenses	—	5.0	—	46.4
Inventory loss	—	—	—	4.8
Seal insurance proceeds	—	(1.7)	—	(1.7)
Adjusted EBITDA attributable to Murphy (Non-GAAP)	$287.6	249.4	933.7	661.1

Total barrels of oil equivalents sold from continuing operations attributable to Murphy (thousands of barrels)	14,219	14,166	43,536	46,478

Adjusted EBITDA per barrel of oil equivalents sold	$20.23	17.61	21.45	14.22
1 Depreciation, depletion, and amortization expense, impairment of assets and accretion of asset retirement obligations used in the computation of Adjusted EBITDA exclude the portion attributable to the non-controlling interest.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

OIL AND GAS OPERATING RESULTS – THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Millions of dollars)	United States [1]	Canada	Other	Total
Three Months Ended September 30, 2021
Oil and gas sales and other operating revenues	$565.2	124.6	—	689.8
Lease operating expenses	96.7	33.4	0.1	130.2
Severance and ad valorem taxes	10.8	0.8	—	11.6
Transportation, gathering and processing	28.4	16.2	—	44.6
Depreciation, depletion and amortization	147.0	39.7	0.1	186.8
Accretion of asset retirement obligations	9.3	2.9	—	12.2
Exploration expenses
Dry holes and previously suspended exploration costs	17.3	—	—	17.3
Geological and geophysical	—	—	0.3	0.3
Other exploration	1.3	0.1	0.5	1.9
	18.6	0.1	0.8	19.5
Undeveloped lease amortization	3.1	0.1	1.8	5.0
Total exploration expenses	21.7	0.2	2.6	24.5
Selling and general expenses	4.2	4.0	1.2	9.4
Other ²	39.1	(71.7)	2.0	(30.6)
Results of operations before taxes	208.0	99.1	(6.0)	301.1
Income tax provisions (benefits)	39.9	25.2	(0.8)	64.3
Results of operations (excluding Corporate segment)	$168.1	73.9	(5.2)	236.8

Three Months Ended September 30, 2020
Oil and gas sales and other operating revenues	$330.8	96.3	—	427.1
Lease operating expenses	91.5	32.6	0.4	124.5
Severance and ad valorem taxes	6.4	0.3	—	6.7
Transportation, gathering and processing	29.3	12.0	—	41.3
Depreciation, depletion and amortization	166.2	59.6	0.5	226.3
Accretion of asset retirement obligations	9.4	1.4	—	10.8
Impairment of assets	205.1	—	—	205.1
Exploration expenses
Dry holes and previously suspended exploration costs	0.6	—	—	0.6
Geological and geophysical	0.1	—	(0.1)	—
Other exploration	0.6	0.1	3.6	4.3
	1.3	0.1	3.5	4.9
Undeveloped lease amortization	4.9	0.1	2.3	7.3
Total exploration expenses	6.2	0.2	5.8	12.2
Selling and general expenses	5.3	3.4	1.6	10.3
Other	22.5	(1.5)	2.5	23.5
Results of operations before taxes	(211.1)	(11.7)	(10.8)	(233.6)
Income tax (benefits) provisions	(38.5)	(3.1)	0.9	(40.7)
Results of operations (excluding Corporate segment)	$(172.6)	(8.6)	(11.7)	(192.9)
1 Includes results attributable to a noncontrolling interest in MP GOM.
2 For the three months ended September 30, 2021, Canada includes $71.8 million of income related to the deferral of an asset retirement obligation at Terra Nova.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

OIL AND GAS OPERATING RESULTS – NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Millions of dollars)	United States [1]	Canada	Other	Total
Nine Months Ended September 30, 2021
Oil and gas sales and other operating revenues	$1,704.4	349.2	—	2,053.6
Lease operating expenses	303.3	100.0	0.4	403.7
Severance and ad valorem taxes	30.6	1.6	—	32.2
Transportation, gathering and processing	90.5	46.7	—	137.2
Depreciation, depletion and amortization	476.6	128.0	1.1	605.7
Accretion of asset retirement obligations	27.5	7.4	—	34.9
Impairment of assets	—	171.3	—	171.3
Exploration expenses
Dry holes and previously suspended exploration costs	17.9	—	—	17.9
Geological and geophysical	2.7	—	1.3	4.0
Other exploration	4.2	0.2	9.6	14.0
	24.8	0.2	10.9	35.9
Undeveloped lease amortization	7.9	0.2	5.8	13.9
Total exploration expenses	32.7	0.4	16.7	49.8
Selling and general expenses	15.0	12.0	4.7	31.7
Other ²	133.5	(67.7)	(1.2)	64.6
Results of operations before taxes	594.7	(50.5)	(21.7)	522.5
Income tax provisions (benefits)	112.9	(12.8)	0.8	100.9
Results of operations (excluding Corporate segment)	$481.8	(37.7)	(22.5)	421.6

Nine months ended September 30, 2020
Oil and gas sales and other operating revenues	$1,070.6	245.2	1.8	1,317.6
Lease operating expenses	386.5	90.6	1.2	478.3
Severance and ad valorem taxes	21.6	1.0	—	22.6
Transportation, gathering and processing	95.4	31.4	—	126.8
Depreciation, depletion and amortization	589.5	161.3	1.5	752.3
Accretion of asset retirement obligations	27.1	4.1	—	31.2
Impairment of assets	1,152.5	—	39.7	1,192.2
Exploration expenses
Dry holes and previously suspended exploration costs	8.3	—	—	8.3
Geological and geophysical	9.4	0.1	4.1	13.6
Other exploration	4.3	0.4	13.1	17.8
	22.0	0.5	17.2	39.7
Undeveloped lease amortization	14.8	0.3	6.9	22.0
Total exploration expenses	36.8	0.8	24.1	61.7
Selling and general expenses	16.6	13.2	5.5	35.3
Other	1.0	(2.5)	1.4	(0.1)
Results of operations before taxes	(1,256.4)	(54.7)	(71.6)	(1,382.7)
Income tax provisions (benefits)	(244.7)	(19.7)	1.4	(263.0)
Results of operations (excluding Corporate segment)	$(1,011.7)	(35.0)	(73.0)	(1,119.7)
1 Includes results attributable to a noncontrolling interest in MP GOM.
2 For the nine months ended September 30, 2021, Canada includes $71.8 million of income related to the deferral of an asset retirement obligation at Terra Nova.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

Exploration and Production
Third quarter 2021 vs. 2020
All amounts include amount attributable to a noncontrolling interest in MP GOM, unless otherwise noted.
United States E&P operations reported earnings of $168.1 million in the third quarter of 2021 compared to a loss of $172.6 million in the third quarter of 2020.  Results were $340.7 million favorable in the 2021 quarter compared to the 2020 period primarily due to higher revenues ($234.4 million), lower impairment charge ($205.1 million) and depreciation, depletion and amortization (DD&A: $19.2 million), partially offset by higher income tax expense ($78.4 million), other operating expense ($16.6 million) and exploration expense ($15.5 million). Higher revenues were primarily due to higher commodity prices. The production impact of Hurricane Ida in the third quarter of 2021 is offset by the impact of multiple storms that occurred in the third quarter of 2020. Lower impairment charges were due to impairment charges recognized in the prior period related to Gulf of Mexico Cascade & Chinook field and no such charges in current period. Lower DD&A is a result of the prior year impairment charge reducing the depreciable asset base. Higher income tax expense is a result of pre-tax profits principally due to the recovering oil price. Higher other operating expense is primarily due to unfavorable mark to market revaluation on contingent consideration (as a result of higher commodity prices) related to prior Gulf of Mexico (GOM) acquisitions. Higher exploration expense is primarily due to dry hole costs related to Silverback in the current period.
Canadian E&P operations reported earnings of $73.9 million in the third quarter 2021 compared to a loss of $8.6 million in the third quarter of 2020. Results were favorable $82.5 million compared to the 2020 period primarily due to a credit of $71.8 million reported in ‘other operating expense’ as a result of the deferral of an asset retirement obligation at Terra Nova following the sanction of an asset life extension project. Results were also favorably impacted by higher revenue ($28.3 million) and lower DD&A ($19.9 million), partially offset by higher tax expense ($28.3 million) and higher transportation, gathering and processing ($4.2 million). Higher revenue is primarily attributable to higher natural gas prices and higher natural gas volumes at Tupper Montney. Lower DD&A is due to lower production volumes at Kaybob Duvernay due to normal well decline. Higher transportation, gathering and processing costs are due to higher gas processing and downstream transportation capacity, which are expected to be utilized by growth at Tupper Montney in the future.
Other international E&P operations reported a loss from continuing operations of $5.2 million in the third quarter of 2021 compared to a loss of $11.7 million in the third quarter of 2020.  The result was $6.5 million favorable in the 2021 period versus 2020 primarily due lower exploration expenses in Brazil and Mexico.
Nine months 2021 vs. 2020
All amounts include amount attributable to a noncontrolling interest in MP GOM, unless otherwise noted.
United States E&P operations reported earnings of $481.8 million in the first nine months of 2021 compared to a loss of $1,011.7 million in the first nine months of 2020.  Results were $1,493.5 million favorable in 2021 period compared to the 2020 period primarily due to no impairment charges in the current period (2020: $1,152.5 million). Further, the change year over year is driven by higher revenues ($633.8 million), lower DD&A ($112.9 million), lower lease operating expenses (LOE: $83.2 million), partially offset by higher income tax expense ($357.6 million) and higher other operating expense ($132.5 million). The impairment charge in the prior year was primarily the result of lower forecast future prices as of March 31, 2020, as a result of lower oil demand (COVID-19 impact) and abundant oil supply at the time of the assessment. Higher revenues are primarily attributable to higher realized prices (oil and condensate, natural gas and NGLs) in 2021 compared to 2020. The production impact of Hurricane Ida in the third quarter of 2021 is offset by the impact of multiple storms that occurred in 2020. Lower DD&A is a result of the prior year impairment charge reducing the depreciable asset base. Lower lease operating expenses were primarily due to higher GOM workover costs in the prior year at Cascade ($51.3 million) and Dalmatian ($20.5 million). Higher income tax expense is a result of higher pre-tax income principally due to higher oil price and lower DD&A and LOE. Higher other operating expense is primarily due to an unfavorable mark to market revaluation on contingent consideration ($105.1 million; as a result of higher commodity prices) from prior GOM acquisitions.
Canadian E&P operations reported a loss of $37.7 million in the first nine months of 2021 compared to a loss of $35.0 million in the first nine months of 2020.  Results were comparable year over year. 2021 results include an impairment charge ($171.3 million) recorded in the first quarter following notice from the operator of asset abandonment at Terra Nova at the time of the assessment and a partially offsetting credit of $71.8 million as of September 30, 2021 reported in ‘other operating expense’ as a result of the deferral of an asset retirement obligation at Terra Nova following the sanction of an asset life extension project. The current year results also include higher revenue ($104.0 million) and lower DD&A ($33.3 million) offset by higher transportation, gathering and processing expenses ($15.3 million) and lease operating expenses ($9.4 million). Higher revenue is primarily attributable to higher natural gas prices and volumes at Tupper Montney and higher oil prices at Hibernia and Kaybob Duvernay. Lower DD&A is primarily due to lower production volumes at Kaybob Duvernay following reduced capital

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

expenditures throughout 2020. Higher lease operating expenses and transportation, gathering and processing costs are due to higher gas processing and downstream transportation capacity, which are expected to be utilized by growth at Tupper Montney in the future.
Other international E&P operations reported a loss of $22.5 million in the first nine months of 2021 compared to a loss of $73.0 million in the prior year. Results were $50.5 million favorable compared to the 2020 period primarily due to no repeat of an impairment charge of $39.7 million in the prior year.
Corporate
Third quarter 2021 vs. 2020
Corporate activities, which include interest expense and income, foreign exchange effects, realized and unrealized gains/losses on derivative instruments (forward swaps and collars to hedge/fix the price of oil sold) and corporate overhead not allocated to Exploration and Production, reported a loss of $98.8 million in the third quarter of 2021 compared to net loss of $72.9 million in the third quarter of 2020. The $25.9 million unfavorable variance is principally due to higher net losses on derivative instruments in 2021 compared to the 2020 period (2021: $59.2 million loss; 2020: $5.3 million loss), partially offset by lower impairment charges ($14.1 million), higher tax benefits ($5.7 million), lower restructuring charges ($5.0 million), and lower DD&A ($2.3 million). Realized and unrealized losses on derivative instruments are due to an increase in market pricing in future periods whereby the swap contracts provide the Company with a fixed price and the collar contracts provide for a minimum (floor) and a maximum (ceiling) price. Lower impairment and restructuring charges are due to the 2020 cost reduction efforts which included closing the Company’s previous headquarters office in El Dorado, Arkansas, its office in Calgary, Alberta, and consolidating all worldwide staff activities to its existing office location in Houston, Texas. Higher income tax benefit is a result of higher pre-tax loss driven by the higher realized and unrealized losses on derivative instruments.
Nine months 2021 vs. 2020
Corporate activities, which include interest expense and income, foreign exchange effects, realized and unrealized gains/losses on derivative instruments (forward swaps and collars to hedge/fix the price of oil sold) and corporate overhead not allocated to Exploration and Production, reported a loss of $577.6 million in the first nine months of 2021 compared to earnings of $26.9 million in the first nine months of 2020. The $604.5 million unfavorable variance is primarily due to realized and unrealized losses on derivative instruments in 2021 compared to gains in 2020 (2021: $499.8 million loss; 2020: $319.5 million gain), and higher interest expense ($54.1 million), partially offset by higher tax benefits ($177.6 million), lower restructuring charges ($46.4 million), lower G&A ($15.0 million), lower impairment charges ($14.1 million) and lower DD&A ($7.2 million). Realized and unrealized losses on derivative instruments are due to an increase in market pricing in future periods whereby the swap contracts provide the Company with a fixed price and the collar contracts provide for a minimum (floor) and a maximum (ceiling) price. As of September 30, 2021, the average forward NYMEX WTI price for the remainder of 2021 was $74.87 and for 2022 was $70.87 (versus swap contract fixed hedge prices of $42.77 and $44.88, respectively). Interest charges are higher in 2021 primarily due an early redemption premium incurred by the Company upon the early retirement of the notes originally due June and December 2022. Higher income tax benefit is a result of pre-tax losses driven by the higher realized and unrealized losses on derivative instruments. Lower restructuring charges, G&A expenditures and impairment charges are due to the 2020 cost reduction efforts which included closing its previous headquarters office in El Dorado, Arkansas, its office in Calgary, Alberta, and consolidating all worldwide staff activities to its existing office location in Houston, Texas.

Production Volumes and Prices
Third quarter 2021 vs. 2020
Total hydrocarbon production from continuing operations averaged 163,224 barrels of oil equivalent per day in the third quarter of 2021, which was in line with the 162,824 barrels per day produced in third quarter 2020. U.S. Gulf of Mexico production in the current year was impacted by Hurricane Ida and the prior year was impacted by multiple storms. The estimated storm impact in the third quarter of 2021 was 14,542 barrels of oil equivalent per day (including NCI) and 14,230 barrels of oil equivalent per day (including NCI) in the third quarter of 2020.
Average crude oil and condensate production from continuing operations was 88,245 barrels per day in the third quarter of 2021 compared to 95,391 barrels per day in the third quarter of 2020. The decrease of 7,146 barrels per day was associated with lower volumes in Canada (5,281 barrels per day lower primarily attributable to Kaybob Duvernay well decline), lower volumes in the Gulf of Mexico (3,506 barrels per day principally due to facility shut-ins as a result of Hurricane Ida), offset by higher Eagle Ford Shale production (1,342 barrels per day higher at Karnes due to 2021 capital expenditures in this area). On a

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

worldwide basis, the Company’s crude oil and condensate prices averaged $68.88 per barrel in the third quarter 2021 compared to $39.79 per barrel in the 2020 period, an increase of 73% quarter over quarter.
Total production of natural gas liquids (NGL) from continuing operations was 10,391 barrels per day in the third quarter 2021 compared to 10,523 barrels per day in the 2020 period. The average sales price for U.S. NGL was $32.01 per barrel in the 2021 quarter compared to $13.91 per barrel in 2020. The average sales price for NGL in Canada was $45.12 per barrel in the 2021 quarter compared to $19.97 per barrel in 2020. NGL prices are higher in Canada due to the higher value of the product at the Kaybob Duvernay and Placid Montney assets.
Natural gas production volumes from continuing operations averaged 387.5 million cubic feet per day (MMCFD) in the third quarter 2021 compared to 341.5 MMCFD in 2020.  The increase of 46 MMCFD was a result of higher volumes in Canada (49 MMCFD), offset by lower volumes in the Gulf of Mexico (7 MMCFD) and in the Eagle Ford Shale (4 MMCFD). Higher natural gas volumes in Canada are primarily due to bringing online 10 new wells at Tupper Montney in the second quarter of 2021. Lower volumes in the Gulf of Mexico are principally due to facility shut-ins as a result of Hurricane Ida.
Natural gas prices for the total Company averaged $2.78 per thousand cubic feet (MCF) in the 2021 quarter, versus $1.78 per MCF average in the same quarter of 2020.  Average natural gas prices in the U.S. and Canada in the quarter were $3.99 and $2.47 per MCF, respectively.
Nine months 2021 vs. 2020
Total hydrocarbon production from all E&P continuing operations averaged 170,209 barrels of oil equivalent per day in the first nine months of 2021, which represented a 6% decrease from the 180,443 barrels per day produced in the first nine months of 2020. The decrease in production is principally due to lower capital expenditures throughout 2020 to support generating positive free cashflow.
Average crude oil and condensate production from continuing operations was 98,314 barrels per day in the first nine months of 2021 compared to 108,678 barrels per day in the first nine months of 2020. The decrease of 10,364 barrels per day was principally due to lower Gulf of Mexico production (5,472 barrels per day) due to temporary operational issues at the Cascade & Chinook and Kodiak fields in the first quarter of 2021 and facility shut-ins as a result of Hurricane Ida in the third quarter of 2021. Lower Canada production (3,628 barrels per day) is due to normal field decline at Kaybob coupled with temporary operational issues at Hibernia and lower Eagle Ford Shale production (1,393 barrels per day) is due to normal well decline, lower capital expenditures throughout 2020 and the effects of a winter storm impacting Eagle Ford Shale production in the first quarter of 2021. On a worldwide basis, the Company’s crude oil and condensate prices averaged $64.19 per barrel in the first nine months of 2021 compared to $36.88 per barrel in the 2020 period, an increase of 74% year over year.
Total production of natural gas liquids (NGL) from continuing operations was 10,498 barrels per day in the first nine months of 2021 compared to 11,901 barrels per day in the 2020 period.  The average sales price for U.S. NGL was $25.63 per barrel in 2021 compared to $10.13 per barrel in 2020. The average sales price for NGL in Canada was $37.05 per barrel in 2021 compared to $16.95 per barrel in 2020. NGL prices are higher in Canada due to the higher value of the product at the Kaybob Duvernay and Placid Montney assets.
Natural gas sales volumes from continuing operations averaged 368.4 million cubic feet per day (MMCFD) in the first nine months of 2021 compared to 359.2 MMCFD in 2020.  The increase of 9.2 MMCFD was primarily the result of higher volumes at Tupper (18.8 MMCFD) driven by the 10 new wells at Tupper Montney in the second quarter of 2021, partially offset by lower volumes in the Gulf of Mexico (4.3 MMCFD), other Canada assets (4.0 MMCFD), and in the Eagle Ford (1.3 MMCFD). Lower volumes in the Gulf of Mexico are principally due to temporary operational issues at the Cascade & Chinook and Kodiak fields. Lower volumes at Eagle Ford Shale are due to normal well decline, lower capital expenditures throughout 2020 and the effects of a winter storm impacting Eagle Ford Shale production in the first quarter of 2021. Natural gas prices for the total Company averaged $2.56 per thousand cubic feet (MCF) in the first nine months of 2021, versus $1.68 per MCF average in the same period of 2020.  Average natural gas prices in the U.S. and Canada in the quarter were $3.26 and $2.33, respectively.
Additional details about results of oil and natural gas operations are presented in the tables on pages 25 and 26.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

The following table contains hydrocarbons produced during the three-month and nine-month periods ended September 30, 2021 and 2020.

		Three Months Ended September 30,		Nine Months Ended September 30,
Barrels per day unless otherwise noted		2021	2020	2021	2020
Continuing operations
Net crude oil and condensate
United States	Onshore	26,193	24,851	26,552	27,945
	Gulf of Mexico [1]	53,011	56,517	61,905	67,377
Canada	Onshore	4,963	9,595	5,598	8,106
	Offshore	3,779	4,428	4,016	5,136
Other		299	—	243	114
Total net crude oil and condensate - continuing operations		88,245	95,391	98,314	108,678
Net natural gas liquids
United States	Onshore	5,847	5,489	5,043	5,459
	Gulf of Mexico [1]	3,459	3,521	4,296	5,131
Canada	Onshore	1,085	1,513	1,159	1,311
Total net natural gas liquids - continuing operations		10,391	10,523	10,498	11,901
Net natural gas – thousands of cubic feet per day
United States	Onshore	31,478	27,520	27,750	29,054
	Gulf of Mexico [1]	46,339	53,046	63,557	67,850
Canada	Onshore	309,709	260,895	277,077	262,279
Total net natural gas - continuing operations		387,526	341,461	368,384	359,183
Total net hydrocarbons - continuing operations including NCI [2,3]		163,224	162,824	170,209	180,443
Noncontrolling interest
Net crude oil and condensate – barrels per day		(7,546)	(9,298)	(8,834)	(10,674)
Net natural gas liquids – barrels per day		(243)	(327)	(322)	(443)
Net natural gas – thousands of cubic feet per day [2]		(2,331)	(3,269)	(3,498)	(4,137)
Total noncontrolling interest		(8,178)	(10,170)	(9,739)	(11,807)
Total net hydrocarbons - continuing operations excluding NCI [2,3]		155,046	152,654	160,470	168,636
1 Includes net volumes attributable to a noncontrolling interest in MP Gulf of Mexico, LLC (MP GOM).
2 Natural gas converted on an energy equivalent basis of 6:1
3 NCI – noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

The following table contains the weighted average sales prices excluding transportation cost deduction for the three-month and nine-month periods ended September 30, 2021 and 2020. Comparative periods are conformed to current presentation.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Weighted average Exploration and Production sales prices
Continuing operations
Crude oil and condensate – dollars per barrel
United States	Onshore	69.30	37.83	64.16	35.56
	Gulf of Mexico [1]	68.93	40.82	64.44	38.08
Canada [2]	Onshore	63.76	36.65	58.70	30.29
	Offshore	72.64	43.81	68.93	37.85
Other		—	—	—	63.51
Natural gas liquids – dollars per barrel
United States	Onshore	30.37	13.39	24.29	10.78
	Gulf of Mexico [1]	34.71	14.71	27.17	9.43
Canada [2]	Onshore	45.12	19.97	37.05	16.95
Natural gas – dollars per thousand cubic feet
United States	Onshore	3.85	1.78	3.23	1.76
	Gulf of Mexico [1]	4.09	2.01	3.28	1.91
Canada [2]	Onshore	2.47	1.74	2.33	1.62
1 Prices include the effect of noncontrolling interest share for MP GOM.
2 U.S. dollar equivalent.

Financial Condition
Cash Provided by Operating Activities
Net cash provided by continuing operating activities was $1,091.3 million for the first nine months of 2021 compared to $578.0 million during the same period in 2020.  The increased cash from operating activities is primarily attributable to higher revenue from sales to customers ($727.3 million), lower working capital ($143.6 million), lower lease operating expense ($74.6 million), and lower general and administrative and cash restructuring expense ($47.4 million), partially offset by higher cash payments made on forward swap commodity contracts (2021: realized loss of $271.3 million; 2020: realized gain of $215.0 million).
Cash Required by Investing Activities
Net cash required by investing activities was $311.9 million for the first nine months of 2021 compared to $723.7 million during the same period in 2020. Property additions and dry hole costs, which includes amounts expensed, were $582.0 million and $723.7 million in the first nine months of 2021 and 2020, respectively. These amounts include $17.7 million and $74.9 million used to fund the development of the King’s Quay FPS in the first nine months of 2021 and 2020, respectively. In the first quarter of 2021, the King’s Quay FPS was sold to ArcLight Capital Partners, LLC (ArcLight) for proceeds of $267.7 million, which reimbursed the Company for previously incurred capital expenditures. Lower property additions in 2021 are principally due to lower capital spending at Eagle Ford Shale and lower spend on King’s Quay.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (contd.)
Financial Condition (contd.)

Total accrual basis capital expenditures were as follows:

	Nine Months Ended September 30,
(Millions of dollars)	2021	2020
Capital Expenditures
Exploration and production	$556.0	671.0
Corporate	12.7	9.3
Total capital expenditures	$568.7	680.3
A reconciliation of property additions and dry hole costs in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

	Nine Months Ended September 30,
(Millions of dollars)	2021	2020
Property additions and dry hole costs per cash flow statements	$564.2	648.7
Property additions King's Quay per cash flow statements	17.7	74.9
Geophysical and other exploration expenses	13.3	26.8
Capital expenditure accrual changes and other	(26.6)	(70.2)
Total capital expenditures	$568.7	680.3
Capital expenditures in the exploration and production business in 2021 compared to 2020 have decreased as a result of capital expenditure reductions to support generating positive free cash flow.
Cash Used in/ Provided by Financing Activities
Net cash required by financing activities was $585.6 million for the first nine months of 2021 compared to net cash provided by financing activities of $59.1 million during the same period in 2020. In 2021, the cash used in financing activities was principally for the early redemption of the notes due 2022 and 2024 ($726.4 million), early redemption cost (make whole payment) of the notes due 2022 ($36.8 million), repayment of the previously outstanding balance on the Company’s unsecured RCF ($200.0 million), distributions to the non-controlling interest (NCI) in the Gulf of Mexico ($100.9 million), and cash dividends to shareholders ($57.9 million), partially offset by the issuance of new notes due 2028, net of debt issuance cost ($541.9 million).
As of September 30, 2021 and in the event it is required to fund investing activities from borrowings, the Company has $1,568.6 million available on its committed RCF.
In 2020, the cash provided by financing activities was principally from borrowings on the Company’s unsecured revolving credit facility ($450.0 million), offset by repayments on the revolving credit facility ($250.0 million), cash dividends to shareholders ($76.8 million), and distributions to our noncontrolling interest ($43.7 million).
Working Capital
Working capital (total current assets less total current liabilities – excluding assets and liabilities held for sale) at September 30, 2021 was a deficit of $344.9 million, $315.5 million lower than December 31, 2020, with the decrease primarily attributable to higher accounts payable ($208.3 million), higher other accrued liabilities ($165.6 million), higher operating lease liabilities ($53.5 million), partly offset by a higher cash balance ($194.5 million) and lower accounts receivable ($75.3 million). Higher accounts payable is primarily due to the increase in unrealized losses on derivative instruments (swaps and collars) maturing in the next 12 months. Higher other accrued liabilities are associated with contingent consideration obligations (from 2018 and 2019 Gulf of Mexico acquisitions). Higher operating lease liabilities are associated with a rig contract to support the Khaleesi-Mormont and Samurai developments which will utilize the King’s Quay FPS. Lower accounts receivable are principally due to the timing of cash received from our joint venture partners to fund joint operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (contd.)
Financial Condition (contd.)

Capital Employed
At September 30, 2021, long-term debt of $2,613.7 million had decreased by $374.4 million compared to December 31, 2020, primarily as a result of repayment of the borrowings on the RCF ($200.0 million) and the redemption of the notes due 2022 and 2024 ($726.4 million) in excess of the issuance of notes due 2028 ($550.0 million) in the first quarter of 2021.  The total of the fixed-rate notes in issue had a weighted average maturity of 7.5 years and a weighted average coupon of 6.3% percent.
A summary of capital employed at September 30, 2021 and December 31, 2020 follows.

	September 30, 2021		December 31, 2020
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$2,613.7	39.8%	$2,988.1	41.5%
Murphy shareholders' equity	3,949.5	60.2%	4,214.3	58.5%
Total capital employed	$6,563.2	100.0%	$7,202.4	100.0%
Cash and invested cash are maintained in several operating locations outside the United States.  At September 30, 2021, Cash and cash equivalents held outside the U.S. included U.S. dollar equivalents of approximately $119.4 million in Canada and $6.2 million in Brunei.  In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods.  Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S.
Accounting changes and recent accounting pronouncements – see Note B to the Consolidated Financial Statements
Outlook
As discussed in the Summary section on page 23, average crude oil prices continued to recover during the second half of 2021 versus 2020 (Q3 2021 WTI: $70.56; Q3 2020 WTI: $40.93). As of close on November 2, 2021, the NYMEX WTI forward curve price for the remainder of 2021 and 2022 were $83.91 and $76.27 per barrel, respectively; however we cannot predict what impact economic factors (including the ongoing COVID-19 pandemic and OPEC+ decisions) may have on future commodity pricing. Lower prices, should they occur, will result in lower profits and operating cash-flows. For the fourth quarter, production is expected to average between 145.5 and 153.5 MBOEPD, excluding noncontrolling interest (NCI).
The Company’s capital expenditure spend for 2021 is expected to be between $675.0 million and $685.0 million. Capital and other expenditures are routinely reviewed and planned capital expenditures may be adjusted to reflect differences between budgeted and forecast cash flow during the year.  Capital expenditures may also be affected by asset purchases or sales, which often are not anticipated at the time a budget is prepared.  The Company will primarily fund its remaining capital program in 2021 using operating cash flow and available cash. If oil and/or natural gas prices weaken, actual cash flow generated from operations could be reduced such that capital spending reductions are required and/or borrowings under available credit facilities might be required during the year to maintain funding of the Company’s ongoing development projects.
The Company plans to utilize surplus cash (not planned to be used by operations, investing activities, dividends or payment to noncontrolling interests) to repay outstanding debt.
The Company continues to monitor the impact of commodity prices on its financial position and is currently in compliance with the covenants related to the revolving credit facility (see Note F). The Company continues to monitor the effects of the COVID-19 pandemic and is encouraged by the progress of the vaccination roll-outs globally.
As of November 2, 2021, the Company has entered into derivative or forward fixed-price delivery contracts to manage risk associated with certain future oil and natural gas sales prices as follows:

	Commodity	Type	Volumes (Bbl/d)	Price (USD/Bbl)	Remaining Period
Area					Start Date	End Date
United States	WTI ¹	Fixed price derivative swap	45,000	$42.77	10/1/2021	12/31/2021
United States	WTI ¹	Fixed price derivative swap	20,000	$44.88	1/1/2022	12/31/2022

			Volumes (Bbl/d)	Average Put (USD/Bbl)	Average Call (USD/Bbl)	Remaining Period
Area	Commodity	Type				Start Date	End Date
United States	WTI ¹	Derivative collars	23,000	$62.652	$74.774	1/1/2022	12/31/2022
1 West Texas Intermediate

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

			Volumes (MMcf/d)	Price/Mcf	Remaining Period
Area	Commodity	Type			Start Date	End Date
Montney	Natural Gas	Fixed price forward sales	196	C$2.55	10/1/2021	12/31/2021
Montney	Natural Gas	Fixed price forward sales	186	C$2.36	1/1/2022	1/31/2022
Montney	Natural Gas	Fixed price forward sales	176	C$2.34	2/1/2022	4/30/2022
Montney	Natural Gas	Fixed price forward sales	205	C$2.34	5/1/2022	5/31/2022
Montney	Natural Gas	Fixed price forward sales	247	C$2.34	6/1/2022	10/31/2022
Montney	Natural Gas	Fixed price forward sales	266	C$2.36	11/1/2022	12/31/2022
Montney	Natural Gas	Fixed price forward sales	269	C$2.35	1/1/2023	3/31/2023
Montney	Natural Gas	Fixed price forward sales	250	C$2.35	4/1/2023	12/31/2023
Montney	Natural Gas	Fixed price forward sales	162	C$2.39	1/1/2024	12/31/2024
Montney	Natural Gas	Fixed price forward sales	45	US$2.05	10/1/2021	12/31/2022
Montney	Natural Gas	Fixed price forward sales	25	US$1.98	1/1/2023	10/31/2024
Montney	Natural Gas	Fixed price forward sales	15	US$1.98	11/1/2024	12/31/2024
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
There were commodity transactions in place at September 30, 2021, covering certain future U.S. crude oil sales volumes in 2021 and 2022.  A 10% increase in the respective benchmark price of these commodities would have increased the net payable associated with these derivative contracts by approximately $113.6 million, while a 10% decrease would have decreased the recorded net payable by a similar amount.
There were no derivative foreign exchange contracts in place at September 30, 2021.
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
During the quarter ended September 30, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
November 4, 2021
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