Form 10-K
period 2021-12-31
MURPHY OIL CORP
filed 2022-02-25
CIK 717423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (as of June 30, 2021) – $2,144,310,114.
Number of shares of Common Stock, $1.00 Par Value, outstanding at January 31, 2022 was 154,492,604.
Documents incorporated by reference:

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 11, 2022 have been incorporated by reference in Part III herein.

MURPHY OIL CORPORATION
2021 FORM 10-K
i

PART I
Item 1. BUSINESS
Summary
Murphy Oil Corporation is a global oil and natural gas exploration and production company, with both Onshore and Offshore operations and properties.  As used in this report, the terms Murphy, Murphy Oil, we, our, its and Company may refer to Murphy Oil Corporation or any one or more of its consolidated subsidiaries.
The Company was originally incorporated in Louisiana in 1950 as Murphy Corporation.  It was reincorporated in Delaware in 1964, at which time it adopted the name Murphy Oil Corporation, and was reorganized in 1983 to operate primarily as a holding company of its various businesses.  In 2013, the U.S. downstream business was separated from Murphy Oil Corporation’s oil and natural gas exploration and production business. For reporting purposes, Murphy’s exploration and production activities are subdivided into three geographic segments, including the United States, Canada, and all other countries.  Additionally, Corporate activities include interest income, interest expense, foreign exchange effects, corporate risk management activities and administrative costs not allocated to the exploration and production segments.  The Company’s corporate headquarters are located in Houston, Texas following relocation from El Dorado, Arkansas in 2020.
As part of the Company’s underlying operations, the Company is continually monitoring its greenhouse gas emissions and impact on the environment as well as other social and environmental aspects of its business. See Sustainability on page 10.
In addition to the following information about each business activity, data about Murphy’s operations, properties and business segments, including revenues by class of products and financial information by geographic area, are provided on pages 31 through 48, 81 through 82, 110 through 125 and 128 of this Form 10-K report.
Interested parties may obtain the Company’s public disclosures filed with the Securities and Exchange Commission (SEC), including Form 10-K, Form 10-Q, Form 8-K and other documents, by accessing the Investor Relations section of Murphy Oil Corporation’s Website at www.murphyoilcorp.com.
Exploration and Production
The Company produces crude oil, natural gas and natural gas liquids primarily in the U.S. and Canada and explores for crude oil, natural gas and natural gas liquids in targeted areas worldwide. The Company’s management team, based in Houston, Texas, directs these activities.
During 2021, Murphy’s principal exploration and production activities were conducted in the United States by wholly-owned Murphy Exploration & Production Company – USA (Murphy Expro USA) and its subsidiaries, in Canada by wholly-owned Murphy Oil Company Ltd. (MOCL) and its subsidiaries, and in Australia, Brazil, Brunei, Mexico and Vietnam by wholly-owned Murphy Exploration & Production Company – International (Murphy Expro International) and its subsidiaries.  Murphy’s operations and production in 2021 were in the United States, Canada and Brunei. Murphy is in the process of winding down operations in Australia.
Unless otherwise indicated, all references to the Company’s offshore U.S. and total oil, natural gas liquids and natural gas production and sales volumes, and proved reserves include a noncontrolling interest in MP Gulf of Mexico, LLC (MP GOM; see further details below).
Murphy’s worldwide 2021 production on a barrel of oil equivalent basis (six thousand cubic feet of natural gas equals one barrel of oil) was 167,356 barrels of oil equivalent per day, a decrease of 4.2% compared to 2020.
For further details on business execution, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” starting on page 32. For further details on 2021 production and sales volume see pages 41 to 42.
United States
In the United States, Murphy has production of crude oil, natural gas liquids and natural gas primarily from fields in the Gulf of Mexico and in the Eagle Ford Shale area of South Texas.  The Company produced approximately 95,600 barrels of crude oil and natural gas liquids per day and approximately 90 MMCF of natural gas per day in

PART I
Item 1. Business - Continued
the U.S. in 2021.  These amounts represented 90.1% of the Company’s total worldwide oil and natural gas liquids and 24.4% of worldwide natural gas production volumes.
Offshore
During 2021, approximately 68% of total U.S. hydrocarbon production was produced at fields in the Gulf of Mexico, of which approximately 74% was derived from six fields, including Cascade/Chinook, Dalmatian, Kodiak, Marmalard, Neidermeyer, and St. Malo. Total average daily production in the Gulf of Mexico in 2021 was 64,900 barrels of crude oil and natural gas liquids and 61 MMCF of natural gas. At December 31, 2021, Murphy had total proved reserves for Gulf of Mexico fields of 152.3 million barrels of oil and natural gas liquids and 121.0 billion cubic feet of natural gas.
The Company has various operated and non-operated fields in the U.S. Gulf of Mexico. The most significant fields are St. Malo, Khaleesi, Mormont, Samurai, Dalmatian and Lucius. Khaleesi, Mormont and Samurai are currently in the development phase.
Onshore
The Company holds rights to approximately 133 thousand gross acres in South Texas in the Eagle Ford Shale unconventional oil and natural gas play. During 2021, approximately 32% of total U.S. hydrocarbon production was produced in the Eagle Ford Shale. Total 2021 production in the Eagle Ford Shale area was 30,670 barrels of oil and liquids per day and 28 MMCF per day of natural gas.  At December 31, 2021, the Company’s proved reserves for the U.S. Onshore business totaled 137.8 million barrels of liquids and 199.3 billion cubic feet of natural gas.
Canada
In Canada, the Company holds working interests in the following: (a) a dry natural gas area at Tupper Montney (100% owned), (b) Kaybob Duvernay (operated), (c) liquids Placid Montney (non-operated), and (d) two non-operated offshore assets – the Hibernia and Terra Nova fields offshore Newfoundland in the Jeanne d’Arc Basin.
Onshore
Murphy has approximately 142 thousand gross acres of Tupper Montney mineral rights located in northeast British Columbia. Daily production in 2021 in onshore Canada averaged 6,400 barrels of liquids and 278 MMCF of natural gas.  Total onshore Canada proved liquids and natural gas reserves at December 31, 2021, were approximately 14.2 million barrels and 2.0 trillion cubic feet, respectively.
The Company currently has a commitment for 483 MMCFD of natural gas processing capacity to support production in the Tupper Montney through November 2040.
The Company holds a 70% operated working interest in Kaybob Duvernay lands and a 30% non-operated working interest in liquids rich Placid Montney lands, both in Alberta.  The Company has approximately 310 thousand gross acres of Kaybob Duvernay and Placid Montney mineral rights.
Offshore
Murphy has a 6.5% working interest in Hibernia Main, a 4.3% working interest in Hibernia South Extension, and an 18% working interest at Terra Nova.
Oil production in 2021 was 3,765 barrels of oil per day for Hibernia.
During 2021, Terra Nova did not operate as asset integrity work to extend the project was being undertaken. The operator initially provided notice of abandonment in the first quarter of 2021, before a commercial resolution in the third quarter of 2021 led Murphy to acquire an additional 7.525% of working interest in a commercial settlement with the other partners. The Terra Nova asset life is now extended to an estimated date of 2032.
Total proved reserves for offshore Canada at December 31, 2021 were approximately 25 million barrels of liquids and 14.4 billion cubic feet of natural gas.

PART I
Item 1. Business - Continued
Australia

In Australia, the Company holds one offshore exploration permit; Murphy is not the operator. The permit does not have a drilling commitment.
Brazil
The Company holds an interest in nine blocks in the offshore regions of the Sergipe-Alagoas Basin (SEAL) in Brazil (SEAL-M-351, SEAL-M-428, SEAL-M-430, SEAL-M-501, SEAL-M-503, SEAM-M-505, SEAL-M-573, SEAL-M-575 and SEAL-M-637). ExxonMobil is the operator of the blocks. Murphy has a 20% working interest, ExxonMobil has a 50% working interest and Enauta Energia SA holds a 30% working interest.
Murphy has also farmed into 3 additional blocks in the Potiguar Basin (POT-M-857, POT-M-863, and POT-M-865) with a 30% working interest; Wintershall Dea is the operator. Subsequent to year end, Wintershall Dea announced that it will terminate all operations in Brazil and will close the office in Rio de Janeiro. Murphy will transition to operator.
Murphy’s total acreage position in Brazil as of December 31, 2021 is approximately 2,453 thousand gross acres, offsetting several major discoveries. There are no well commitments.
Brunei
The Company has a working interest of 8.051% in Block CA-1 and a 30% working interest in Block CA-2; as of December 31, 2021, Block CA-2 is held for sale.
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
The CA-1 and CA-2 blocks cover 1.4 million and 157,602 gross acres, respectively.  Five exploration wells have been drilled in Block CA-1 and seven exploration wells have been drilled in Block CA-2 as of the end of 2021.
Mexico
In March 2017, as part of Mexico’s fourth phase, round one deepwater auction, Murphy was awarded Block 5. Murphy is the operator of the block with a 40% working interest.  Block 5 is located in the deepwater Salinas Basin covering approximately 640 thousand gross acres (2,600 square kilometers), with water depths ranging from 2,300 to 3,500 feet (700 to 1,100 meters).  The initial exploration period for the license is four years and includes a commitment to drill one exploration well which was drilled in 2019. A further exploration well is planned for 2022.
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
In Block 15-2/17, the Company is progressing study activity in anticipation of drilling an exploration commitment well by 2023.

PART I
Item 1. Business - Continued
In Blocks 144 and 145, the Company acquired 2D seismic for these blocks in 2013 and undertook seabed surveys in 2015 and 2016. The remaining commitment for the acquisition, processing and interpretation of six hundred square kilometers of 3D seismic is tentatively scheduled for 2024.
Proved Reserves
Total proved reserves for crude oil, natural gas liquids and natural gas as of December 31, 2021 are presented in the following table.

	Proved Reserves
	All Products	Crude Oil	Natural Gas Liquids	Natural Gas [4]

Proved Developed Reserves:	(MMBOE)	(MMBBL)		(BCF)
United States	241.9	174.9	25.6	248.1
Onshore	127.8	82.3	19.2	157.7
Offshore [1]	114.0	92.6	6.4	90.4
Canada	176.8	16.0	2.8	947.7
Onshore	168.7	8.6	2.8	943.9
Offshore	8.1	7.4	—	3.8
Other	0.6	0.5	—	0.2
Total proved developed reserves	419.2	191.5	28.4	1,196.0
Proved Undeveloped Reserves:
United States	101.6	80.0	9.5	72.2
Onshore	43.2	29.9	6.3	41.6
Offshore [2]	58.4	50.1	3.2	30.6
Canada	196.0	19.8	0.5	1,054.1
Onshore	176.7	2.3	0.5	1,043.5
Offshore	19.3	17.6	—	10.6
Other	0.1	0.1	—	—
Total proved undeveloped reserves	297.7	99.9	10.0	1,126.4
Total proved reserves [3]	716.9	291.5	38.4	2,322.3
1 Includes proved developed reserves of 16.2 MMBOE, consisting of 14.6 MMBBL oil, 0.6 MMBBL NGLs, and 5.4 BCF natural gas, attributable to the noncontrolling interest in MP GOM.
2 Includes proved undeveloped reserves of 2.2 MMBOE, consisting of 2.0 MMBBL oil, 0.1 MMBBL NGLs, and 0.7 BCF natural gas, attributable to the noncontrolling interest in MP GOM.
3 Includes proved reserves of 18.4 MMBOE, consisting of 16.6 MMBBL oil, 0.7 MMBBL NGLs, and 6.1 BCF natural gas, attributable to the noncontrolling interest in MP GOM.
4 Includes proved natural gas reserves to be consumed in operations as fuel of 78.7 BCF and 74.0 BCF for the U.S. and Canada, respectively, with 1.7 BCF attributable to the noncontrolling interest in MP GOM.
5 Totals within the tables may not add as a result of rounding.

PART I
Item 1. Business - Continued
Proved Reserves (Contd.)
Murphy Oil’s 2021 total proved reserves and proved undeveloped reserves are reconciled from 2020 as presented in the table below:

(Millions of oil equivalent barrels) [1]	Total Proved Reserves	Total Proved Undeveloped Reserves
Beginning of year	714.9	304.1
Revisions of previous estimates	(52.9)	(61.7)
Extensions and discoveries	109.4	109.0
Conversions to proved developed reserves	—	(59.5)
Purchases of properties	7.4	5.8
Sale of properties	(0.7)	—
Production	(61.1)	—
End of year [2]	716.9	297.7
1 For purposes of these computations, natural gas sales volumes are converted to equivalent barrels of oil using a ratio of six MCF of natural gas to one barrel of oil.
2 Includes 18.4 MMBOE and 2.2 MMBOE for total proved and proved undeveloped reserves, respectively, attributable to the noncontrolling interest in MP GOM.
3 Totals within the tables may not add as a result of rounding.
During 2021, Murphy’s total proved reserves increased by 2.1 million barrels of oil equivalent (MMBOE).  The increase in reserves principally relates to extensions of 90.7 MMBOE in Canada Onshore, 10.3 MMBOE in the Eagle Ford Shale, and 8.4 MMBOE in offshore U.S. Gulf of Mexico and East Canada as well as an acquisition of increased working interest in Canada Offshore, offset by negative price revisions in Tupper Montney from accelerated royalty incentive payouts due to higher commodity prices and 2021 production of 61.1 MMBOE.
Murphy’s total proved undeveloped reserves at December 31, 2021 decreased 6.4 MMBOE from a year earlier.  The proved undeveloped reserves reported in the table as extensions and discoveries during 2021 were predominantly attributable to three areas:  the onshore Canada area of Tupper Montney, the Eagle Ford Shale in South Texas, and the U.S. Gulf of Mexico. Each of these areas had active development work ongoing during the year. The majority of proved undeveloped reserves associated with revisions of previous estimates was the result of negative price revisions in Tupper Montney from accelerated royalty incentive payouts due to higher commodity prices. The majority of the proved undeveloped reserves migration to the proved developed category are attributable to drilling in the Eagle Ford Shale, Gulf of Mexico and Tupper Montney.
The Company spent approximately $473 million in 2021 to convert proved undeveloped reserves to proved developed reserves.  The Company expects to spend approximately $700 million in 2022, $371 million in 2023 and $295 million in 2024 to move currently undeveloped proved reserves to the developed category.  The anticipated level of spending in 2022 primarily includes drilling and development in the Gulf of Mexico, Eagle Ford Shale and Tupper Montney areas.
At December 31, 2021, proved reserves are included for several development projects, including oil developments at the Eagle Ford Shale in South Texas, deepwater Gulf of Mexico; and Kaybob Duvernay in onshore Canada; as well as natural gas developments at Tupper Montney in onshore Canada. Total proved undeveloped reserves associated with various development projects at December 31, 2021 were approximately 297.7 MMBOE, which represent 42% of the Company’s total proved reserves.
Certain development projects have proved undeveloped reserves that will take more than five years to bring to production.  The Company currently operates deepwater fields in the Gulf of Mexico that have two undeveloped locations that exceed this five-year window. Total reserves associated with the two locations amount to approximately 0.4% of the Company’s total proved reserves at year-end 2021. The development of certain reserves extends beyond five years due to limited well slot availability, thus making it necessary to wait for depletion of other wells prior to initiating further development of these locations.

PART I
Item 1. Business - Continued
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
Murphy has established both internal and external controls for estimating proved reserves that follow the guidelines set forth by the SEC for oil and natural gas reporting.  Certain qualified technical personnel of Murphy from the various exploration and production business units are responsible for the preparation of proved reserve estimates, and these technical representatives provide the necessary information and maintain the data as well as the documentation for all properties.
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
The estimated proved reserves reported in this Form 10-K are prepared by Murphy’s employees. Internal audits may also be performed by the Reserves Manager and qualified engineering staff from areas of the Company other than the area being audited by third parties. In 2021, 93.2% of the Proved reserves were audited by third-party auditors and they were found to be within the acceptable 10% tolerance by each of the third-party firms. Murphy engaged both Ryder Scott Company, L.P. (Ryder Scott) and McDaniel & Associates Consultants Ltd. (McDaniel) to perform a reserves audit of 47.9% and 45.3% of the Company’s total proved reserves, respectively.
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

PART I
Item 1. Business - Continued
Murphy Oil’s Reserves Processes and Policies (Contd.)
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
More information regarding Murphy’s estimated quantities of proved reserves of crude oil, natural gas liquids, and natural gas for the last three years are presented by geographic area on pages 112 through 119 of this Form 10-K report.  Also, Murphy currently has no oil and natural gas reserves from non-traditional sources.  Murphy has not filed and is not required to file any estimates of its total proved oil or natural gas reserves on a recurring basis with any federal or foreign governmental regulatory authority or agency other than the U.S. Securities and Exchange Commission.  Annually, Murphy reports gross reserves of properties operated in the United States to the U.S. Department of Energy; such reserves are derived from the same data from which estimated proved reserves of such properties are determined.
Crude oil, condensate and natural gas liquids production and sales, and natural gas sales by geographic area with weighted average sales prices for each of the three years ended December 31, 2021 are shown on pages 41 through 43 of this Form 10-K report.
Production expenses for the last three years in U.S. dollars per equivalent barrel are discussed beginning on page 38 of this Form 10-K report.
Supplemental disclosures relating to oil and natural gas producing activities are reported on pages 110 through 126 of this Form 10-K report.

PART I
Item 1. Business - Continued
Acreage and Well Count
At December 31, 2021, Murphy held leases, concessions, contracts or permits on developed and undeveloped acreage as shown by geographic area in the following table.  Gross acres are those in which all or part of the working interest is owned by Murphy.  Net acres are the portions of the gross acres attributable to Murphy’s interest.

		Developed		Undeveloped		Total
Area (Thousands of acres)		Gross	Net	Gross	Net	Gross	Net
United States	Onshore	109	97	26	25	135	122
	Gulf of Mexico	37	17	602	310	639	327
Total United States		146	114	628	335	774	449

Canada	Onshore	137	106	314	221	451	327
	Offshore	101	11	28	1	129	12
Total Canada		238	117	342	222	580	339

Mexico		—	—	636	254	636	254
Brazil		—	—	2,453	568	2,453	568
Australia		—	—	482	241	482	241
Brunei		—	—	1,604	164	1,604	164
Vietnam		—	—	7,324	4,571	7,324	4,571
Spain		—	—	8	1	8	1
Totals		384	231	13,477	6,356	13,861	6,587
Certain acreage held by the Company will expire in the next three years.
Scheduled expirations in 2022 include 4,521 thousand net acres in Vietnam (seeking extensions), 46 thousand net acres in the Gulf of Mexico, 35 thousand net acres in onshore Canada, and 30 thousand net acres in Brunei.
Acreage currently scheduled to expire in 2023 include 241 thousand net acres in Australia, 75 thousand net acres in Brazil, 35 thousand net acres in onshore Canada, 16 thousand net acres in the Gulf of Mexico, and 1 thousand net acres in Spain.
Scheduled expirations in 2024 include 47 thousand net acres in the Gulf of Mexico and 17 thousand net acres in onshore Canada.

PART I
Item 1. Business - Continued
Acreage and Well Count (Contd.)
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
The following table shows the number of oil and natural gas wells producing or capable of producing at December 31, 2021.

		Oil Wells		Natural Gas Wells
		Gross	Net	Gross	Net
Country
United States	Onshore	1,108	912	25	4
	Gulf of Mexico	62	30	16	9
Total United States		1,170	942	41	13
Canada	Onshore	16	11	386	321
	Offshore	50	5	—	—
Total Canada		66	16	386	321
Totals		1,236	958	427	334
Murphy’s net wells drilled in the last three years are shown in the following table.

	United States		Canada		Other		Totals
	Productive	Dry	Productive	Dry	Productive	Dry	Productive	Dry
2021
Exploration	—	0.1	—	—	—	—	—	0.1
Development	27.9	—	14.6	—	—	—	42.5	—
2020
Exploration	—	0.4	0.7	—	—	—	0.7	0.4
Development	21.5	—	8.9	—	—	—	30.4	—
2019
Exploration	0.6	—	—	—	—	—	0.6	—
Development	84.6	—	18.6	—	—	—	103.2	—
Murphy’s drilling wells in progress at December 31, 2021 are shown in the following table.  The year-end well count includes wells awaiting various completion operations.

		Exploration		Development		Total
		Gross	Net	Gross	Net	Gross	Net
Country
United States	Onshore	—	—	21.0	10.6	21.0	10.6
	Gulf of Mexico	—	—	5.0	2.0	5.0	2.0
Canada	Onshore	—	—	13.0	12.1	13.0	12.1
	Offshore	—	—	—	—	—	—
Brazil		1.0	0.2	—	—	1.0	0.2
Totals		1.0	0.2	39.0	24.7	40.0	24.9

PART I
Item 1. Business - Continued
Sustainability
Environment and Climate Change
We understand that our industry, and the use of our products, create emissions – which raise climate change concerns. At the same time, access to affordable, reliable energy is essential to improving the world’s quality of life and the functioning of the global economy. We believe that as the energy economy transitions, oil and natural gas will continue to play a vital role in the long-term energy mix.
We are committed to reducing our GHG emissions, and focused on understanding and mitigating our climate change risks. To guide our climate change strategy, Murphy has adopted a climate change position, and we are setting meaningful emissions goals. In 2021, we endorsed the goal of eliminating routine flaring by 2030, under the current World Bank definition of routine flaring. This adds to the Company’s previously established greenhouse gas (GHG) emissions intensity reduction target of 15% to 20% by 2030 from our 2019 level, excluding our discontinued and divested Malaysia operations.
Murphy recognizes that emissions are only one element of our total environmental footprint. Protecting natural resources is also an important factor in our overall sustainability efforts. See our discussion of Climate Change and Emissions on page 48.
Further, we are subject to various international, foreign, national, state, provincial and local environmental, health and safety laws and regulations, including related to the generation, storage, handling, use, disposal and remediation of petroleum products, wastewater and hazardous materials; the emission and discharge of such materials to the environment, including GHG emissions; wildlife, habitat and water protection; the placement, operation and decommissioning of production equipment; and the health and safety of our employees, contractors and communities where our operations are located.
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
These include, in the Gulf of Mexico, well design, well control, casing, cementing, real-time monitoring, and subsea containment, among other items. Under applicable requirements, BOEM evaluates the financial strength and reliability of lessees and operators active on the Outer Continental Shelf, including the Gulf of Mexico. If the BOEM determines that a company does not have the financial ability to meet its decommissioning and other obligations, that company will be required to post additional financial security as assurance.

PART I
Item 1. Business - Continued
Air emissions and climate change. The U.S. Clean Air Act (CAA) and comparable state laws and regulations govern emissions of various air pollutants through the issuance of permits and other authorization requirements. Since 2009, the U.S. Environmental Protection Agency (EPA) has been monitoring and regulating GHG emissions, including carbon dioxide and methane, from certain sources in the oil and natural gas sector due to their association with climate change. In addition, international climate efforts, including the 2015 “Paris Agreement” and the 2021 UN Framework Convention on Climate Change (COP26), have resulted in commitments from many countries to reduce GHG emissions and have called for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs.
Murphy is currently required to report GHG emissions from its U.S. operations in the Gulf of Mexico and onshore in south Texas and in its Canadian onshore business in British Columbia and Alberta. In British Columbia and Alberta, Murphy is subject to a carbon tax on the purchase or use of many carbon-based fuels. Additionally, starting in 2017, a carbon tax began to be applied to certain operations in Alberta. Any limitation on, or further regulation of, GHG gases, including through a cap and trade system, technology mandate, emissions tax, or expanded reporting requirements, could restrict the Company’s operations, curtail demand for hydrocarbons generally and/or impose increased costs to operate and maintain facilities, install pollution emission controls and administer and manage emissions trading programs.
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
As noted above, Murphy is subject to various laws and regulatory regimes governing similar matters in other jurisdictions in which it operates. More specifically, Murphy’s operations in Canada are subject to and conducted under Canadian laws and regulations that address many of the same environmental, health and safety issues as those in the U.S., including, without limitation, pollution and contamination, air quality and emissions, water discharges, and other health and safety concerns.
Health and Safety
Murphy’s commitment to safety is strong, and so are our actions to protect our workforce and communities. Our employees are our most valuable asset. Murphy strives to achieve incident-free operations through continuous improvement processes managed by the Company’s Health, Safety, Environment (HSE) Management System (HSE-MS), which engages all personnel, contractors and partners associated with Murphy operations and facilities, and provides a consistent method for integrating HSE concepts into our procedures and programs. We work hard to build a culture of safety across our organization, with regular training, exercise drills and key targeted safety initiatives.
Response to COVID-19. During the COVID-19 pandemic, we have taken a proactive approach and adopted strict protocols to protect our employees and their families, contractors and the communities in which we work from the virus. Our response program continues to be led by our Incident Management Team (IMT), under the guidance of our Crisis Management Team (CMT), leveraging the advice and recommendations of infectious disease experts and establishing safety protocols for all workers. We also developed a COVID-19 tracking app, providing executives with real-time information on infection rates and close contacts, in order to make decisions regarding our COVID-19 response.
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

PART I
Item 1. Business - Continued
Human Capital Management
Employees
At Murphy, we believe in providing energy that empowers people, and that is what our 696 employees do every day. As of December 31, 2021, we had 408 office-based employees and 288 field employees, all of whom are guided by our mission, vision, values and behaviors. Together with the Executive Leadership Team, the Vice President of Human Resources and Administration, who reports directly to our CEO, is responsible for developing and executing our human capital management strategy. This includes the attraction, recruitment, development and engagement of talent to deliver on our strategy, the design of employee compensation, health and welfare benefits, and talent programs. We focus on the following factors in order to implement and develop our human capital strategy:
•Employee Compensation Programs
•Employee Performance and Feedback
•Talent Development and Training
•Diversity, Equity and Inclusion
•Health and Welfare Benefits
The Board of Directors receives related updates from management on a regular cadence including the review of compensation, benefits, succession and talent development, and diversity, equity and inclusion.
Employee Compensation Programs
Our purpose, to empower people, includes tying a portion of our employees pay to performance in a variety of ways, including incentive compensation and merit-based bonus programs, while maintaining the best interest of shareholders. We benchmark for market practices, and regularly review our compensation against the market to ensure it remains competitive to attract and retain the best talent. We believe our current practices align our employees’ compensation with the interests of our shareholders, and support our focus on cash flow generation, capital return and environmental stewardship. For further detail on the Company’s compensation framework please see the Compensation Discussion and Analysis section of the forthcoming Proxy Statement relating to the Annual Meeting of Stockholders on May 11, 2022.
Employee Performance and Feedback
We are committed to efforts to enhance our employees’ professional growth and development through feedback that utilizes our internal performance management system (Murphy Performance Management - MPM). The purpose of Murphy’s MPM process is to show our commitment to the development of all employees and to better align rewards with Company and individual performance. The goals of the MPM process are the following:
•Drive behavior to align with the Company’s mission, vision, values and behaviors
•Develop employee capabilities through effective feedback and coaching
•Maintain a process that is consistent throughout the organization to measure employee performance and is tied to Company and shareholder interests
All employees’ performance is evaluated at least annually through self-assessments that are reviewed in discussions with supervisors. Employees’ performance is evaluated on various key performance indicators set annually, including behaviors that support our mission, vision, values and an assessment conducted by the employees’ direct supervisor.
Talent Development and Training
Employees are able to participate in continuous training and development, with the goal of equipping them for success and providing increased opportunities for growth at Murphy. Through our digital platform, My Murphy Learning, employees can access self-directed courses, external articles and videos that cover topics such as business, technology and productivity. We also administer mandatory compliance training for our employees through My Murphy Learning, with a 100% completion rate. Further, we strive to empower our leadership, so we sponsor several programs to address career advancement for emerging leaders and executives. Plus, we provide a tuition reimbursement program for those who choose to acquire additional knowledge to increase their effectiveness in their present position or to prepare for career advancement. Murphy holds internal technical ideas forums each year designed to share best practice and technical advances across the Company, including safety and environmental topics.

PART I
Item 1. Business - Continued
We encourage employee engagement and solicit feedback through internal surveys and our employee driven Ambassador program to gain insights into workplace experiences. Employees are provided opportunities to raise suggestions and collaborate with leadership to improve programs and increase their alignment with Murphy’s mission, vision, values and behaviors.
To ensure that our human capital investment and development programs are effective, we track voluntary turnover. This data is shared on a regular basis with our Executive Leadership Team, who use it in addition to other pertinent data to develop our human capital strategy. In 2021, our voluntary employee turnover rate was 5.7%.
Health and Welfare Benefits
We believe that doing our part to aid in maintaining the health and welfare of our employees is a critical element in Murphy achieving success. As such, we provide our employees and their families with a comprehensive set of subsidized benefits that are competitive and aligned to Murphy’s mission, vision, values and behaviors. In 2021, we further enhanced our benefit offerings including by implementing a vacation roll over policy, expanding dental coverage and increasing the number of weeks fully paid for short term disability. We also believe that the well-being of our employees is enhanced when they can give back to their local communities or charities either through the company “Impact – Murphy Makes a Difference” program or on their own and receive a company match for donations.
In addition, we offer an Employee Assistance Program (EAP) that provides confidential assistance to employees and their immediate family members for mental and physical well-being, as well as legal and financial issues. We also maintain an Ethics Hotline that is available to all our employees to report, anonymously if desired, any matter of concern. Communications to the hotline, which is facilitated by an independent third party, are routed to appropriate functions, Human Resources, Law or Compliance, for investigation and resolution.
Diversity, Equity and Inclusion
We are committed to fostering work environments that value diversity, equity, and inclusion (DE&I). This commitment includes providing equal access to and participation in programs and services without regard to race, creed, religion, color, national origin, disability, sex (including pregnancy), sexual orientation, gender identity, veteran status, age or stereotypes or assumptions based thereon. We also support interest-based groups such as sports, hobbies and charity volunteering. We welcome our employees’ differences, experiences and beliefs, and we are investing in a more productive, engaged, diverse and inclusive workforce. The Board of Directors receives DE&I updates on Demographic Data, Strategic Partnerships, Recruiting Strategies and Programs from management on a regular cadence.
Throughout 2021, we focused on creating a unified engagement program to build awareness and encourage open and respectful discussions. We launched a video series where employees were invited to record short videos to share their ideas and experiences on what Diversity, Equity and Inclusion means to them. Under the sponsorship of our Vice President, Human Resources and Administration, we encourage employee engagement and continuous feedback on our programs through our employee-level DE&I committee. The committee, which consists of employees at various levels in the organization, promotes a culture of DE&I. In addition, our Board has had at least one woman member for over 30 years, and currently includes three women directors. Our Nominating and Governance Committee is actively focused on issues of DE&I as part of its overall mandate. Also, our Board expanded the focus of the Health, Safety and Environment Committee to include Corporate Responsibility.

Women Representation (US and International)	2021
Executive and Senior Level Managers	12%
First- and Mid-Level Managers	18%
Professionals	34%
Other (Administrative Support and Field)	7%
Total	21%

PART I
Item 1. Business - Continued

Minorities [1] Representation (US-Based Only)	2021
Executive and Senior Level Managers	18%
First- and Mid-Level Managers	22%
Professionals	34%
Other (Administrative Support and Field)	31%
Total	30%
1 As defined by the U.S. Equal Employment Opportunity Commission (EEOC).
We believe that it is important we attract employees with diverse backgrounds where we operate and are focusing on increasing the number of women and minorities in our workforce ensuring a vibrant talent pipeline.
Environmental, Social and Governance (ESG) Disclosure
We publish an annual sustainability report according to internationally recognized ESG reporting frameworks and standards, including Sustainability Accounting Standards Board (SASB), Task Force on Climate-related Financial Disclosures (TCFD), Global Reporting Initiative (GRI): Core option and IPIECA.
As this is an area of continual improvement across our industry, we strive to update our disclosures in line with operating developments and with emerging best practice ESG reporting standards. In 2021, we published our third annual sustainability report, located on the Company’s website.
Website Access to SEC Reports
Murphy Oil’s internet Website address is http://www.murphyoilcorp.com. The information contained on the Company’s Website is not part of, or incorporated into, this report on Form 10-K.
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

PART I
Item 1A. RISK FACTORS
The Company faces risks in the normal course of business and through global, regional, and local events that could have an adverse impact on its reputation, operations, and financial performance. The Board of Directors exercises oversight of the Company’s enterprise risk management program, which includes strategic, operational and financial matters, as well as compliance and legal risks. The Board of Directors receives updates annually on the risk management processes.
The following are some important factors that could cause the Company’s actual results to differ materially from those projected in any forward-looking statements. If any of the events or circumstances described in any of the following risk factors occurs, our business, results of operations and/or financial condition could be materially and adversely affected, and our actual results may differ materially from those contemplated in any forward-looking statements we make in any public disclosures.
Price Risk Factors
Volatility in the global prices of crude oil, natural gas liquids and natural gas can significantly affect the Company’s operating results, cash flows and financial condition.
Among the most significant variable factors impacting the Company’s results of operations are the sales prices for crude oil and natural gas that it produces. Many of the factors influencing prices of crude oil and natural gas are beyond our control. These factors include:
•the occurrence or threat of epidemics or pandemics, such as the outbreak of coronavirus disease 2019 (COVID-19), or any government response to such occurrence or threat which may lower the demand for hydrocarbon fuels;
•worldwide and domestic supplies of, and demand for, crude oil, natural gas liquids and natural gas;
•the ability of the members of OPEC and certain non-OPEC members, for example, Russia, to agree to and maintain production levels;
•the production levels of non-OPEC countries, including, amongst others, production levels in the shale plays in the United States;
•the level of drilling, completion and production activities by other exploration and production companies, and variability therein, in response to market conditions;
•political instability or armed conflict in oil and natural gas producing regions;
•changes in weather patterns and climate, including as a result of climate change;
•natural disasters such as hurricanes and tornadoes, including as a result of climate change;
•the price, availability and the demand for and of alternative and competing forms of energy, such as nuclear, hydroelectric, wind or solar;
•the effect of conservation efforts and focus on climate-change;
•technological advances affecting energy consumption and energy supply;
•increased activism against, or change in public sentiment for, oil and gas exploration, development, and production activities and considerations including climate change and the transition to a lower carbon economy;
•domestic and foreign governmental regulations and taxes, including further legislation requiring, subsidizing or providing tax benefits for the use of alternative energy sources and fuels; and
•general economic conditions worldwide.

PART I
Item 1A. Risk Factors - Continued
In 2021, a combination of the global availability of vaccines and a relaxation of certain government-imposed lockdowns in response to the ongoing coronavirus disease 2019 (COVID-19) pandemic has led to an improving global economic outlook and subsequently increased demand for oil and gas. Several COVID-19 variants, such as Delta and Omicron, temporarily created uncertainty in the outlook; however, vaccines remained effective and therefore demand for oil and gas has remained resilient in the second half of 2021 and early 2022. The demand resilience has revealed an oil supply shortage, and hence is applying upward pressure to current and future oil and gas prices in early 2022.
The OPEC+ group of oil producing countries (OPEC+) continues to target increasing supply by 0.4 million barrels per day (bpd) a month, with aims to fully phase out prior cuts by September 2022, at the current rate of OPEC+ supply increases. In 2020, OPEC+ cut production by 10 million bpd following the COVID-19 demand reduction. It has gradually reinstated supply so that the curtailments were approximately 5.8 million bpd at the end of 2021. However, some members of the OPEC+ are not meeting their commitments to reinstate supply..
West Texas Intermediate (WTI) crude oil prices averaged $68 per barrel in 2021, compared to $39 in 2020, $57 in 2019, and $65 in 2018. The closing price for WTI at the end of 2021 was $72 per barrel, reflecting a 52% increase from the price at the end of 2020. As of close on February 24, 2022, the NYMEX WTI forward curve price for the remainder of 2022 and 2023 were $86.31 and $77.72 per barrel, respectively. The current futures forward curve indicates that prices may continue at or near current prices for an extended time. Certain U.S. and Canadian crude oils are priced from oil indices other than WTI, and these indices are influenced by different supply and demand forces than those that affect WTI prices. The most common crude oil indices used to price the Company’s crude include WTI Houston (MEH), Heavy Louisiana Sweet (HLS), Mars and Brent.
The average New York Mercantile Exchange (NYMEX) natural gas sales price was $3.84 per million British Thermal Units (MMBTU) in 2021, compared to $1.99 in 2020, $2.52 in 2019, and $3.12 in 2018. The closing price for NYMEX natural gas as of December 31, 2021 was $3.72 per MMBTU. The Company also has some limited exposure to the Canadian benchmark natural gas price, AECO, which averaged US$2.89 per MMBTU in 2021. The closing price for AECO as of December 31, 2021 was US$3.20 per MMBTU. The Company has entered into certain forward fixed price contracts as detailed in the Outlook section on page 54 and certain variable netback contracts providing exposure to Malin, Dawn and other locations.
Lower prices, should they occur, will materially and adversely affect our results of operations, cash flows and financial condition. Lower oil and natural gas prices could reduce the amount of oil and natural gas that the Company can economically produce, resulting in a reduction in the proved oil and natural gas reserves we could recognize, which could impact the recoverability and carrying value of our assets. The Company cannot predict how changes in the sales prices of oil and natural gas will affect the results of operations in future periods. The Company has hedged a portion of its exposure to the effects of changing prices of crude oil and natural gas by selling forwards, swaps and other forms of derivative contracts.
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
•In order to manage the potential volatility of cash flows and credit requirements, we maintain appropriate bank credit facilities.  Inability, as a result of low oil and gas prices, to access, renew or replace such credit facilities or access other sources of funding as they mature would negatively impact our liquidity.

PART I
Item 1A. Risk Factors - Continued
•Lower prices for oil and natural gas could cause the Company to lower its dividend because of lower cash flows.
See Note L – Financial Instruments and Risk Management for additional information on the derivative instruments used to manage certain risks related to commodity prices.
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
In 2021, the Company entered into collar contracts. Under the collar contracts, which also mature monthly, the Company purchased put options and sold call options with no net premiums paid to or received from counterparties. Upon maturity, collar contracts require payments by the Company if the NYMEX average closing price is above the ceiling price or payments to the Company if the NYMEX average closing price is below the floor price.
See Note L – Financial Instruments and Risk Management for additional information on the derivative instruments used to manage certain risks related to commodity prices.
Operational Risk Factors
Murphy operates in highly competitive environments which could adversely affect it in many ways, including its profitability, cash flows and its ability to grow.
Murphy operates in the oil and natural gas industry and experiences competition from other oil and natural gas companies, which include major integrated oil companies, private equity investors and independent producers of oil and natural gas, and state-owned foreign oil companies. Many of the major integrated and state-owned oil companies and some of the independent producers that compete with the Company have substantially greater resources than Murphy.
In addition, the oil industry as a whole competes with other industries in supplying energy requirements around the world. Within the industry, Murphy competes for, among other things, valuable acreage positions, exploration licenses, drilling equipment and talent.
Exploration drilling results can significantly affect the Company’s operating results.
The Company drills exploratory wells which subjects its exploration and production operating results to exposure to dry hole expense, which may have adverse effects on, and create volatility for, the Company’s results of operations. The Company’s strategy is to participate in three to five exploration wells per year. In 2021, the Company drilled a successful exploration well in Brunei (Jagus Subthrust) and participated in one unsuccessful (non-commercial) well in the U.S. Gulf of Mexico. The Cutthroat well in Brazil, originally planned for 2021, will now be drilled in early 2022 due to permitting delays. The Company has budgeted $75 million for its 2022 exploration program, which includes the Cutthroat well in Brazil, the operated well in Mexico (Tulum), as well as a non-operated well in Brunei.
If Murphy cannot replace its oil and natural gas reserves, it may not be able to sustain or grow its business.
Murphy continually depletes its oil and natural gas reserves as production occurs. To sustain and grow its business, the Company must successfully replace the oil and natural gas it produces with additional reserves. Therefore, it must create and maintain a portfolio of good prospects for future reserves additions and production. The Company does this by obtaining rights to explore for, develop and produce hydrocarbons in prospective areas. In addition, it must find, develop and produce (and/or acquire) reserves at a competitive cost to be successful in the long-term. Murphy’s ability to operate profitably in the exploration and production business, therefore, is dependent on its ability to find (and/or acquire), develop and produce oil and natural gas reserves at costs that are less than the realized sales price for these products.

PART I
Item 1A. Risk Factors - Continued
Murphy’s proved reserves are based on the professional judgment of its engineers and may be subject to revision.
Proved reserves of crude oil, natural gas liquids (NGL) and natural gas included in this report on pages 110 through 119 have been prepared according to the Securities and Exchange (SEC) guidelines by qualified Company personnel or qualified independent engineers based on an unweighted average of crude oil, NGL and natural gas prices in effect at the beginning of each month of the respective year as well as other conditions and information available at the time the estimates were prepared. Estimation of reserves is a subjective process that involves professional judgment by engineers about volumes to be recovered in future periods from underground oil and natural gas reservoirs. Estimates of economically recoverable crude oil, NGL and natural gas reserves and future net cash flows depend upon a number of variable factors and assumptions, and consequently, different engineers could arrive at different estimates of reserves and future net cash flows based on the same available data and using industry accepted engineering practices and scientific methods. In 2021, 93.2% of the Proved reserves were audited by third-party auditors.
Murphy’s actual future oil and natural gas production may vary substantially from its reported quantity of proved reserves due to a number of factors, including:
•Oil and natural gas prices which are materially different from prices used to compute proved reserves,
•Operating and/or capital costs which are materially different from those assumed to compute proved reserves,
•Future reservoir performance which is materially different from models used to compute proved reserves, and
•Governmental regulations or actions which materially impact operations of a field.
The Company’s proved undeveloped reserves represent significant portions of total proved reserves. As of December 31, 2021, and including noncontrolling interests, approximately 34% of the Company’s crude oil and condensate proved reserves, 26% of natural gas liquids proved reserves and 49% of natural gas proved reserves are undeveloped. The ability of the Company to reclassify these undeveloped proved reserves to the proved developed classification is generally dependent on the successful completion of one or more operations, which might include further development drilling, construction of facilities or pipelines, and well workovers.
The discounted future net revenues from our proved reserves as reported on pages 124 and 125 should not be considered as the market value of the reserves attributable to our properties. As required by generally accepted accounting principles (GAAP), the estimated discounted future net revenues from our proved reserves are based on an unweighted average of the oil and natural gas prices in effect at the beginning of each month during the year. Actual future prices and costs may be materially higher or lower than those used in the reserves computations.
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
Certain of the Company’s major oil and natural gas producing properties are operated by others. Therefore, Murphy does not fully control all activities at certain of its revenue generating properties. During 2021, approximately 24% of the Company’s total production was at fields operated by others, while at December 31, 2021, approximately 15% of the Company’s total proved reserves were at fields operated by others.
Additionally, the Company relies on the availability of transportation and processing facilities that are often owned and operated by others. These third-party systems and facilities may not always be available to the Company, and if available, may not be available at a price that is acceptable to the Company.

PART I
Item 1A. Risk Factors - Continued
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
Murphy’s business is subject to operational hazards, physical security risks and risks normally associated with the exploration and production of oil and natural gas, which could become more significant as a result of climate change.
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
The Company’s operations are subject to various international, foreign, national, state, provincial, and local environmental, health and safety laws and regulations, including related to the generation, storage, handling, use, disposal and remediation of petroleum products, wastewater and hazardous materials; the emission and discharge of such materials to the environment, including greenhouse gas emissions; wildlife, habitat and water protection; the placement, operation and decommissioning of production equipment; and the health and safety of our employees, contractors and communities where our operations are located. These laws and regulations are subject to frequent change and have tended to become stricter over time. They can impose permitting and financial assurance obligations, as well as operational controls and/or siting constraints on our business, and can result in additional capital and operating expenditures.
Murphy also could be subject to strict liability for environmental contamination in various jurisdictions where it operates, including with respect to its current or former properties, operations and waste disposal sites, or those of its predecessors. Contamination has been identified at some locations, and the Company has been required, and in the future may be required, to investigate, remove or remediate previously disposed wastes; or otherwise clean up contaminated soil, surface water or groundwater, address spills and leaks from pipelines and production equipment, and perform remedial plugging operations. In addition to significant investigation and remediation costs, such matters can result in fines and also give rise to third-party claims for personal injury and property or other environmental damage.

PART I
Item 1A. Risk Factors - Continued
It is possible in the future certain regulatory bodies such as the Railroad Commission of Texas may enact regulation that bans or reduces flaring for US Onshore operations. Compliance with such regulations could result in capital investment which would reduce the Company’s net cash flows and profitability.
The Company’s onshore North America oil and natural gas production is dependent on a technique known as hydraulic fracturing whereby water, sand and certain chemicals are injected into deep oil and natural gas bearing reservoirs in North America. This process occurs thousands of feet below the surface and creates fractures in the rock formation within the reservoir which enhances migration of oil and natural gas to the wellbore. The Company primarily uses this technique in the Eagle Ford Shale in South Texas and in Western Canada. Texas law imposes permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations, as well as public disclosure of certain information regarding the components used in the hydraulic fracturing process. Regulations in the provinces of British Columbia and Alberta also govern various aspects of hydraulic fracturing activities under their jurisdictions. It is possible that Texas, other states in which we may conduct fracturing in the future, the U.S., Canadian provinces and certain municipalities may adopt further laws or regulations which could render the process unlawful, less effective or drive up its costs. If any such action is taken in the future, the Company’s production levels could be adversely affected, or its costs of drilling and completion could be increased. Once new laws and/or regulations have been enacted and adopted, the costs of compliance are appraised.
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
In addition, BOEM and BSEE have regulations applicable to lessees in federal waters that impose various safety, permitting and certification requirements applicable to exploration, development and production activities in the Gulf of Mexico, and also require lessees to have substantial U.S. assets and net worth or post bonds or other acceptable financial assurance that the regulatory obligations will be met. These include, in the Gulf of Mexico, well design, well control, casing, cementing, real-time monitoring, and subsea containment, among other items. Under applicable requirements, BOEM evaluates the financial strength and reliability of lessees and operators active on the OCS. If the BOEM determines that a company does not have the financial ability to meet its decommissioning and other obligations, that company will be required to post additional financial security as assurance.
In addition, various executive orders by the current presidential administration and the Department of Interior over the course of 2021 regarding a temporary suspension of normal-course issuance of permits for fossil fuel development on federal lands and a pause on new oil and natural gas leases on public lands and offshore waters, and the Secretary of Interior’s related review of permitting and leasing practices, could adversely impact Murphy’s operations. For further details, see See “Risk Factors – General Risk Factors – Murphy’s operations and earnings have been and will continue to be affected by domestic and worldwide political developments.”

PART I
Item 1A. Risk Factors - Continued
We face various risks associated with increased activism against, or change in public sentiment for, oil and gas exploration, development, and production activities and sustainability considerations, including climate change and the transition to a lower carbon economy.
Opposition toward oil and gas drilling, development, and production activity has been growing globally. Companies in the oil and gas industry are often the target of activist efforts from both individuals and non‑governmental organizations and other stakeholders regarding safety, human rights, climate change, environmental matters, sustainability, and business practices. Anti‑development activists are working to, among other things, delay or cancel certain operations such as offshore drilling and development.
Activism may continue to increase regardless of whether the current presidential administration in the U.S. is perceived to be following, or actually follows, through on the current president’s campaign commitments to promote decreased fossil fuel exploration and production in the U.S, including as a result of the administration’s environmental and climate change executive orders described earlier in this 10-K. Our need to incur costs associated with responding to these initiatives or complying with any resulting new legal or regulatory requirements resulting from these activities that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations. In addition, a change in public sentiment regarding the oil and gas industry could result in a reduction in the demand for our products or otherwise affect our results of operations or financial condition.
Financial Risk Factors
Capital financing may not always be available to fund Murphy’s activities; and interest rates could impact cash flows.
Murphy usually must spend and risk a significant amount of capital to find and develop reserves before revenue is generated from production.  Although most capital needs are funded from operating cash flow, the timing of cash flows from operations and capital funding requirements may not always coincide, and the levels of cash flow generated by operations may not fully cover capital funding requirements, especially in periods of low commodity prices. Therefore, the Company maintains financing arrangements with lending institutions to meet certain funding needs. The Company periodically renews these financing arrangements based on foreseeable financing needs or as they expire. In November 2018, the Company entered into a $1.6 billion revolving credit facility (the “RCF”). The RCF is a senior unsecured guaranteed facility and will expire in November 2023. As of December 31, 2021, the Company had no outstanding borrowings under the RCF.
However, in the event the RCF was drawn, amounts drawn under the RCF may bear interest in relation to 1-month, 2-month, 3-month and 6-month LIBOR, depending on our selection of rates. In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of 2021. Some USD LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) will continue to be published until June 30, 2023, but U.S. regulators have published guidance instructing banks to cease entering into new contracts referencing USD-LIBOR no later than December 31, 2021. While methodologies to transition existing agreements that depend on LIBOR as a reference rate are being developed, we can provide no assurance that market-accepted rates and transition methodologies will be available and finalized at the time of LIBOR cessation. If clear market standards and transition methodologies have not developed by the time LIBOR becomes unavailable, we may have difficulty reaching agreement on acceptable replacement rates under the RCF. If we are unable to negotiate replacement rates, on favorable terms, it could have an adverse effect on our earnings and cash flows.
In March 2020, the Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (SOFR) and associated indices. However, SOFR is fundamentally different from USD LIBOR for two key reasons. First, SOFR is a secured rate, while LIBOR is an unsecured rate. Second, SOFR is an overnight rate, while USD LIBOR represents interbank funding over different maturities. As a result, there can be no assurance that SOFR will perform in the same way as LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events. For example, since publication of SOFR began on April 3, 2018, daily changes in SOFR have, on occasion, been more volatile than daily changes in comparable benchmark or other market rates.

PART I
Item 1A. Risk Factors - Continued
In 2021, the Company undertook several actions to reduce overall debt. See Note G – Financing Arrangements and Debt for information regarding the Company’s outstanding debt as of December 31, 2021.
The Company’s ability to obtain additional financing is affected by the Company’s debt credit ratings and competition for available debt financing.  A ratings downgrade could materially and adversely impact the Company’s ability to access debt markets, increase the borrowing cost under the Company’s credit facility and the cost of future debt, and potentially require the Company to post additional letters of credit or other forms of collateral for certain obligations.
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
The Company’s worldwide operational scope exposes it to risks associated with foreign currencies. Most of the Company’s business is transacted in U.S. dollars, and therefore the Company and most of its subsidiaries are U.S. dollar functional entities for accounting purposes. However, the Canadian dollar is the functional currency for all Canadian operations. This exposure to currencies other than the U.S. dollar functional currency can lead to impacts on consolidated financial results from foreign currency translation. On occasions, the Canadian business may hold assets or incur liabilities denominated in a currency which is not Canadian dollars which could lead to exposure to foreign exchange rate fluctuations. See also Note L – Financial Instruments and Risk Management in the Notes to Consolidated Financial Statements for additional information on derivative contracts.
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
The Company often experiences pressure on its operating and capital expenditures in periods of strong crude oil and natural gas prices because an increase in exploration and production activities due to high oil and natural gas sales prices generally leads to higher demand for, and consequently higher costs for, goods and services in the oil and natural gas industry. In 2021 and at the start of 2022, this scenario of higher costs for goods and services in the oil and gas natural gas industry is being observed. In early 2022, the pressure of rising prices and demand for services has begun affecting the cost of goods and services in the oil and natural gas industry. Murphy has a dedicated procurement department focused on managing supply chain and input costs. Murphy also has certain transportation, processing and production handling services costs fixed through long-term contracts and commitments and therefore is partly protected from increasing price of services. However, from time to time, Murphy will seek to enter new commitments, exercise options to extend contracts and retender contracts for rigs and other industry services which could expose Murphy to the impact of higher prices.

PART I
Item 1A. Risk Factors - Continued
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
As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its global impact. Our business has been affected in various ways, including in our results of operations. In 2020 the spread of COVID-19 led to disruption in the global economy and weakness in demand in crude oil, natural gas liquids and natural gas, which applied downward pressure on global commodity prices. In 2021, a combination of the global availability of vaccines and a relaxation of certain government-imposed lockdowns in response to the ongoing COVID-19 pandemic led to an improving global economic outlook and subsequently increased demand for oil and gas. Several COVID-19 variants, such as Delta and Omicron, temporarily created uncertainty in the outlook; however, vaccines remained effective and therefore demand for oil and gas has remained resilient in the second half of 2021 and early 2022.
The unpredictable nature of pandemics can therefore create volatility in commodity prices, hence see Risk Factors, “Price Risk Factors – Volatility in the global prices of crude oil, natural gas liquids and natural gas can significantly affect the Company’s operating results.”
If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 or other pandemic, our operations will likely be impacted and decrease our ability to produce, oil, natural gas liquids and natural gas. We may be unable to perform fully on our commitments and our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.
The COVID-19 or other pandemic could also cause disruption in our supply chain; cause delay, or limit the ability of vendors and customers to perform, including in making timely payments to us; and cause other unpredictable events.
We continue to work with our stakeholders (including customers, employees, suppliers, financial and lending institutions and local communities) to address this global pandemic responsibly. We continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. The Company continues to exercise financial discipline in managing costs and capital expenditures.
We cannot predict the ongoing impact of the COVID-19 or other pandemic. The extent to which the COVID-19 or other health pandemics or epidemics may impact our results will depend on future developments, including, among other factors, the duration and spread of the virus and its variants, availability, acceptance and

PART I
Item 1A. Risk Factors - Continued
effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, and the impact of government interventions.
Murphy’s Information Technology environment may be exposed to cyber threats.
The oil and natural gas industry has become increasingly dependent on digital technologies to conduct exploration, development, and production activities. We are no exception to this trend. As a company, we depend on these technologies to estimate quantities of oil and natural gas reserves, process and record financial and operating data, analyze seismic and drilling information, communicate internally and externally, and conduct many other business activities.
Maintaining the security of our technology and preventing breaches is critical to our business operation. We rely on our information systems to protect and secure intellectual property, strategic plans, customer information, and personally identifiable information, such as employee information.
A successful or undetected cyberattack has the potential to halt business operations, impair our reputation, weaken our competitive advantage, and / or adversely impact our financial condition. Given the increasing global threats from cybercrime, the Company’s approach to mitigate cybersecurity risk focuses on three key elements:
• People - Security awareness education and readiness-testing throughout the year for employees and contractors;
• Process - Incorporating “cyber awareness” in our day to day processes and maturing key controls such as recurring internal and external cyber risk assessments, physical and digital asset protection, and security vulnerability remediation via preventative and detective measures; and
• Technology - Investing in industry aligned security technology and threat intelligence capabilities.
As the sophistication of cyber threats continues to evolve, we may be required to dedicate additional resources to continue to modify or enhance our security measures, or to investigate and remediate any vulnerabilities to cyber-attacks.
Murphy’s operations and earnings have been and will continue to be affected by domestic and worldwide political developments.
From time to time, some governments intervene in the market for crude oil and natural gas produced in their countries through such actions as setting prices, determining rates of production, and controlling who may buy and sell the production.
Murphy is exposed to regulation, legislation and policies enacted by the federal government. As an example, following the election and inauguration of current president in January 2021, the U.S. Secretary of the Interior issued Order No. 3395 on January 20, 2021. This order served to potentially impact the timing of issuance of oil and gas leases, lease amendments and extension, and drilling permits on federal lands and offshore waters. However, following this notice, the Department of Interior has continued to approve permits and Murphy has not experienced a delay in project approvals. An extension or permanency of this regime could impact the options available to Murphy for future development, reserves available for production and hence future cash flows and profitability. In the event leasing delays or cancellations alter Murphy’s plans in the Gulf of Mexico, the Company believes it will be able to re-focus activities and allocate capital to other areas. The Company does not hold any onshore federal lands in the U.S.
In addition, the current presidential administration has pursued other initiatives related to environmental, health and safety standards applicable to the oil and gas industry. These include an executive order in January 2021 that directed the Secretary of the Interior to halt indefinitely new oil and natural gas leases on federal lands and offshore waters pending a since-completed review by the Secretary of the Interior of federal oil and gas permitting and leasing practices; however, a June 2021 preliminary injunction in the U.S. District Court for the Western District of Louisiana barred the current presidential administration from implementing the pause in new federal oil and gas leases. This executive order also set forth other initiatives and goals, including procurement of carbon pollution-free electricity, elimination of fossil fuel subsidies, a carbon pollution-free power sector by 2035 and a net-zero emissions U.S. economy by 2050. Another executive order from January 2021 called for a

PART I
Item 1A. Risk Factors - Continued
climate change-focused review of regulations and other executive actions promulgated, issued or adopted during the prior Presidential administration.
These actions and any future changes to applicable environmental, health and safety, regulatory and legal requirements promulgated by the current presidential administration and Congress may restrict our access to additional acreage and new leases in the U.S. Gulf of Mexico or lead to limitations or delays on our ability to secure additional permits to drill and develop our acreage and leases or otherwise lead to limitations on the scope of our operations, or may lead to increases to our compliance costs. The potential impacts of these changes on our future consolidated financial condition, results of operations or cash flows cannot be predicted.
Prices and availability of crude oil, natural gas and refined products could be influenced by political factors and by various governmental policies to restrict or increase petroleum usage and supply. Other governmental actions that could affect Murphy’s operations and earnings include expropriation, tax changes, royalty increases, redefinition of international boundaries, preferential and discriminatory awarding of oil and natural gas leases, restrictions on drilling and/or production, restraints and controls on imports and exports, safety, and relationships between employers and employees. Governments could also initiate regulations concerning matters such as currency fluctuations, currency conversion, protection and remediation of the environment, and concerns over the possibility of global warming caused by the production and use of hydrocarbon energy. As of December 31, 2021, 0.1% of the Company’s proved reserves, as defined by the SEC, were located in countries other than the U.S. and Canada.
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
Additionally, because of the numerous countries in which the Company operates, certain other risks exist, including the application of the U.S. Foreign Corrupt Practices Act and other similar anti-corruption compliance statutes in the jurisdictions in which we operate.
It is not possible to predict the actions of governments and hence the impact on Murphy’s future operations and earnings.
Murphy’s insurance may not be adequate to offset costs associated with certain events, and there can be no assurance that insurance coverage will continue to be available in the future on terms that justify its purchase.
Murphy maintains insurance against certain, but not all, hazards that could arise from its operations. The Company maintains liability insurance sufficient to cover its share of gross insured claim costs up to approximately $500 million per occurrence and in the annual aggregate. Generally, this insurance covers various types of third-party claims related to personal injury, death and property damage, including claims arising from “sudden and accidental” pollution events. The Company also maintains insurance coverage for property damage and well control with an additional limit of $450 million per occurrence ($875 million for Gulf of Mexico claims), all or part of which could apply to certain sudden and accidental pollution events. These policies have deductibles ranging from $10 million to $25 million. The occurrence of an event that is not insured or not fully insured could have a material adverse effect on the Company’s financial condition and results of operations in the future.
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
The issue of climate change has caused considerable attention to be directed towards initiatives to reduce global GHG emissions. The Paris Agreement and COP26 have resulted in commitments from many countries to reduce GHG emissions and have called for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. In addition, the federal government could issue various executive orders that may result in additional laws, rules and regulations in the area of climate change. It is possible that the Paris

PART I
Item 1A. Risk Factors - Continued
Agreement, COP26, government executive orders and other such initiatives, including foreign, federal and state laws, rules or regulations related to greenhouse gas emissions and climate change, may reduce the demand for crude oil and natural gas globally. In addition to regulatory risk, other market and social initiatives such as public and private initiatives that aim to subsidize the development of non-fossil fuel energy sources, may reduce the competitiveness of carbon-based fuels, such as oil and gas. While the magnitude of any reduction in hydrocarbon demand is difficult to predict, such a development could adversely impact the Company and other companies engaged in the exploration and production business. With or without renewable-energy subsidies, the unknown pace and strength of technological advancement of non-fossil-fuel energy sources creates uncertainty about the timing and pace of effects on our business model. The Company continually monitors the global climate change agenda initiatives and plans accordingly based on its assessment of such initiatives on its business.
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

PART I
Item 1B. UNRESOLVED STAFF COMMENTS
The Company had no unresolved comments from the staff of the U.S. Securities and Exchange Commission as of December 31, 2021.
Item 2. PROPERTIES
Descriptions of the Company’s oil and natural gas properties are included in Item 1 of this Form 10-K report beginning on page 1.  Information required by the Securities Exchange Act Industry Guide No. 2 can be found in the Supplemental Oil and Gas Information section of this Annual Report on Form 10-K on pages 110 to 126 and in Note D – Property, Plant and Equipment beginning on page 81.
Item 3. LEGAL PROCEEDINGS
Discussion of the Company’s legal proceedings are included in Note R – Environmental and Other Contingencies beginning on page 103.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Information about our Executive Officers
Present corporate office, length of service in office and age at February 1, 2022 of each of the Company’s executive officers are reported in the following listing.  Executive officers are elected annually, but may be removed from office at any time by the Board of Directors.
Roger W. Jenkins – Age 60; President and Chief Executive Officer since 2013.  Mr. Jenkins served as Chief Operating Officer from 2012 to 2013.
David R. Looney – Age 65; Executive Vice President and Chief Financial Officer since 2018.
Eric M. Hambly – Age 47; Executive Vice President, Operations since 2020. Mr. Hambly served as Executive Vice President, Onshore from 2018 to 2020 and Senior Vice President, U.S. Onshore of Murphy Exploration & Production Company from 2016 to 2018.
E. Ted Botner – Age 57; Senior Vice President, General Counsel and Corporate Secretary since 2020. Mr. Botner was Vice President, Law and Corporate Secretary from 2015 to 2020 and Manager, Law and Corporate Secretary from 2013 to 2015.
Thomas J. Mireles – Age 49; Senior Vice President, Technical Services (Health, Safety and Environment, Sustainability, Information Technology and Supply Chain) since 2018. Mr. Mireles also served as the Senior Vice President, Eastern Hemisphere of Murphy Exploration & Production Company from 2016 to 2018.
John B. Gardner – Age 53; Vice President and Treasurer since 2015.  Mr. Gardner served as Treasurer from 2013 to 2015.
Christopher D. Hulse – Age 43, Vice President and Controller since 2017. Mr. Hulse was Vice President, Finance, Onshore from 2015 to 2017.
Maria A. Martinez – Age 47; Vice President, Human Resources and Administration since 2018. Ms. Martinez was Vice President, Human Resources of Murphy Exploration & Production Company from 2013 to 2018.
Louis W. Utsch – Age 56; Vice President, Tax since 2018.

Kelly L. Whitley – Age 56; Vice President, Investor Relations and Communications since 2015.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock is traded on the New York Stock Exchange using “MUR” as the trading symbol.  There were 2,237 stockholders of record as of December 31, 2021.  Information on dividends per share by quarter for 2021 and 2020 are reported on page 127 of this Form 10-K report.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Continued
SHAREHOLDER RETURN PERFORMANCE PRESENTATION
The following graph presents a comparison of cumulative five-year shareholder returns (including the reinvestment of dividends) as if a $100 investment was made on December 31, 2016 in the Company, the Standard & Poor’s 500 Stock Index (S&P 500 Index), and the Company’s peer group. This performance information is “furnished” by the Company and is not considered as “filed” with this Form 10-K report and it is not incorporated into any document that incorporates this Form 10-K report by reference. The companies in the peer group included:

APA Corporation	Hess Corporation	PDC Energy, Inc.
Coterra Energy Inc.	Kosmos Energy Ltd.	Range Resources Corporation
CNX Resources Corporation	Marathon Oil Corporation	Southwestern Energy Company
Devon Energy Corporation	Ovintiv Inc.	Talos Energy Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
MUR
Peer Group
S&P 500 Index
XOP Index

	2016	2017	2018	2019	2020	2021
Murphy Oil Corporation	100	103	81	96	45	101
Peer Group	100	90	65	71	55	99
S&P 500 Index	100	122	116	153	181	233
XOP Index	100	91	65	59	38	63
In 2021, the Company elected to include the S&P Oil and Gas Exploration and Production Index (XOP) in its shareholder return performance presentation as XOP reports a comprehensive view of the oil and gas exploration and production segment of the S&P Total Market Index which is more comparable for the Company than the S&P 500 Index.

PART II

Item 6. SELECTED FINANCIAL DATA
The following table contains select financial data which highlight certain trends in Murphy’s results of operations and financial condition for the last five years. The income statement data for the last three years excludes Malaysia as the Malaysia operations were classified as discontinued operations effective January 1, 2019. See Note E – Assets Held for Sale and Discontinued Operations and Note D – Property, Plant and Equipment for more information regarding the sale of Malaysia.

(Thousands of dollars except per share data)
Results of Operations for the Year	2021	2020	2019	2018	2017
Revenue from sales to customers	$2,801,215	1,751,709	2,817,111	1,806,473	1,300,464
Net cash provided by continuing operations	1,422,163	802,708	1,489,105	749,395	613,351
Income (loss) from continuing operations	48,753	(1,255,294)	188,815	169,138	(553,015)
Net income (loss) attributable to Murphy	(73,664)	(1,148,777)	1,149,732	411,094	(311,789)
Cash dividends – diluted	77,204	95,989	163,669	173,044	172,565
Per Common share – diluted
Income (loss) from continuing operations	(0.47)	(7.43)	0.52	0.92	(3.21)
Net income (loss) attributable to Murphy	(0.48)	(7.48)	6.98	2.36	(1.81)
Average common shares outstanding (thousands) – diluted	154,291	153,507	164,812	174,209	172,524
Cash dividends per Common share	$0.50	0.625	1.00	1.00	1.00
Capital Expenditures for the Year [1]
Continuing operations
Exploration and production	$690,100	$813,300	2,683,200	1,818,800	942,500
Corporate and other	21,100	13,300	15,000	22,700	10,300
Total capital expenditures - continuing operations	711,200	826,600	2,698,200	1,841,500	952,800
Discontinued operations	—	—	64,400	145,800	22,891
Total capital expenditures	711,200	826,600	2,762,600	1,987,300	975,691
Financial Condition at December 31
Current ratio	0.76	1.40	1.03	1.04	1.64
Working capital (deficit)	(283,416)	283,971	31,538	33,756	537,396
Net property, plant and equipment	8,127,852	8,269,038	9,969,743	8,432,133	8,220,031
Total assets	10,304,940	10,620,852	11,718,504	11,052,587	9,860,942
Long-term debt [2]	2,465,414	2,988,067	2,803,381	3,109,318	2,906,520
Murphy shareholders’ equity	4,157,311	4,214,337	5,467,460	4,829,299	4,620,191
Per share	26.91	27.44	35.75	27.91	26.77
Long-term debt – percent of capital employed [3]	37.2	41.5	33.9	39.2	38.6
Stockholder and Employee Data at December 31
Common shares outstanding (thousands)	154,463	153,599	152,935	173,059	172,573
Number of stockholders of record	2,237	2,379	2,265	2,324	2,506
1 Capital expenditures include accruals for incurred but unpaid capital activities, while property additions and dry holes in the Statements of Cash Flows are cash-based capital expenditures and do not include capital accruals and geological, geophysical and certain other exploration expenses that are not eligible for capitalization under oil and natural gas accounting rules. 2021 Corporate and other Capital Expenditures includes capitalized interest costs of $16.1 million. 2019 includes $1,261.1 million for proved property acquisitions, primarily related to the LLOG transaction. 2018 includes $794.6 million capital expenditures in relation to the MP GOM transaction.
2 Long-term debt includes non-current finance lease obligations (see Note G – Financing Arrangements and Debt).
3 Long-term debt – percent of capital employed is calculated as total long-term debt at the balance sheet date divided by the sum of total long-term debt plus total Murphy shareholders’ equity at that date.

PART II
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Murphy Oil Corporation is a worldwide oil and natural gas exploration and production company. A more detailed description of the Company’s significant assets can be found in Item 1 of this Form 10-K report.
In 2021, a combination of the global availability of vaccines and a relaxation of certain government-imposed lockdowns in response to the ongoing COVID-19 pandemic has led to an improving global economic outlook and subsequently increased demand for oil and gas. Several COVID-19 variants, such as Delta and Omicron, temporarily created uncertainty in the outlook; however, vaccines remained effective and therefore demand for oil and gas has remained resilient in the second half of 2021 and early 2022. The demand resilience has revealed an oil supply shortage, and hence is applying upward pressure to current and future oil and gas prices.
The OPEC+ group continues to target increasing supply by 0.4 million barrels per day (bpd) a month, with aims to fully phase out prior cuts by September 2022, at the current rate of OPEC+ supply increases. In 2020, OPEC+ cut production by 10 million bpd following the COVID-19 demand reduction. It has gradually reinstated supply so that the curtailments were approximately 5.8 million bpd at the end of 2021. However, some members of the OPEC+ are not meeting their commitments to reinstate supply.
Overall, the combination of OPEC+ supply constraints and the increase in demand driven by the global COVID-19 vaccine roll out and the relaxation of certain government-imposed lockdowns has provided upward pressure to the oil price which directly impacts the Company’s product revenue from sales compared to one year ago.
Significant Company operating and financial highlights during and at the end of 2021 were as follows:
•Produced 167 thousand barrels of oil equivalent (BOE) per day (158 thousand excluding noncontrolling interest, NCI)
•Maintained capital discipline with full year accrued capital expenditures of $711.2 million, including noncontrolling interest ($23.0 million) and King’s Quay Floating Production System (FPS) of $17.3 million (which was sold in the first quarter of 2021)
•Generated $1,422.2 million of net cash provided by operating activities and $734.0 million of adjusted cash flow 1, which includes a working capital inflow of $118.5 million
•Reduced Lease operating expense per barrel of oil equivalent by 5% year-over-year
•Preserved liquidity of $2.1 billion, including $521.2 million of cash as of December 31, 2021 and $1.6 billion available on an unsecured revolving credit facility
•Decreased full year Selling, general and administrative costs by 13% from 2020
•Repaid approximately $530 million of total debt, a 17% debt reduction in the year
•Achieved 103% total proved reserve replacement with year-end proved reserves of 716.9 million barrels of oil equivalent
Throughout this section, the term, ‘excluding noncontrolling interest’ or ‘excluding NCI’ refers to amounts attributable to Murphy. Unless noted, amounts include noncontrolling interest.
Murphy’s continuing operations generate revenue by producing crude oil, natural gas liquids (NGL) and natural gas in the United States, Gulf of Mexico and Canada and then selling these products to customers.  The Company’s revenue is affected by the prices of crude oil, natural gas and NGL.  In order to make a profit and generate cash in its exploration and production business, revenue generated from the sales of oil and natural gas produced must exceed the combined costs of producing these products and expenses related to exploration, administration, and for capital borrowed from lending institutions and note holders.

1 Adjusted cash flow is calculated as cash flow from operations less capital expenditures ($688.2 million).

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Changes in the price of crude oil and natural gas have a significant impact on the profitability of the Company.  In 2021, liquids from continuing operations represented 62% of total hydrocarbons produced on an energy equivalent basis.  In 2022, the Company’s ratio of hydrocarbon production represented by liquids is expected to be 59%.  If the prices for crude oil and natural gas are lower in 2022 or beyond, this will have an unfavorable impact on the Company’s operating profits; likewise, if prices are higher, this will have a favorable impact.  The Company, from time to time, may choose to use a variety of commodity hedge instruments to reduce commodity price risk, including forward sale fixed financial swaps and long-term fixed-price physical commodity sales.
Oil prices recovered in 2021 compared to the 2020 period and were higher compared to 2019. The sales price of a barrel of West Texas Intermediate (WTI) crude oil averaged $67.91 in 2021, $39.40 in 2020, and $57.03 in 2019.  In 2022, the WTI price has thus far been above those in the comparable period in 2021.
The WTI index increased 72% over the prior year principally as a result of OPEC+ supply constraints and the increase in demand driven by the global COVID-19 vaccine roll out as discussed above.
The most common crude oil indices used to price the Company’s crude include WTI Houston (MEH), Heavy Louisiana Sweet (HLS), Mars and Brent.
The NYMEX natural gas price per million British Thermal Units (MMBTU) averaged $3.84 in 2021, $1.99 in 2020 and $2.52 in 2019. The 2021 NYMEX natural gas price was higher compared to the 2020 price and natural gas prices in North America in 2022 have thus far been above those in the comparable period in 2021.
Results of Operations
Murphy Oil’s results of operations, with associated diluted earnings per share (EPS), for the last three years are presented in the following table.

	Years Ended December 31,
(Millions of dollars, except EPS)	2021	2020	2019
Income (loss) from continuing operations before income taxes	$42.9	(1,549.0)	203.5
Net (loss) income attributable to Murphy	(73.7)	(1,148.8)	1,149.7
Diluted EPS	(0.48)	(7.48)	6.98
(Loss) income from continuing operations attributable to Murphy	(72.4)	(1,141.6)	85.2
Diluted EPS	(0.47)	(7.43)	0.52
(Loss) income from discontinued operations	(1.2)	(7.2)	1,064.5
Diluted EPS	(0.01)	(0.05)	6.46

For the year ended December 31, 2021, the Company produced 167 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations. The Company invested $711.2 million in capital expenditures (on a value of work done basis) for the year ended December 31, 2021, which included $23.0 million attributable to noncontrolling interest and $17.3 million to fund the development of the King’s Quay FPS (which was subsequently sold). The Company reported net income from continuing operations of $48.8 million (which included post tax impairment charges of $151.5 million and income attributable to noncontrolling interest of $121.2 million) for the year ended December 31, 2021.
For the year ended December 31, 2020, the Company produced 175 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations. The Company invested $826.6 million in capital expenditures (on a value of work done basis) for the year ended December 31, 2020, which included $21.7 million attributable to noncontrolling interest and $92.8 million to fund the development of the King’s Quay FPS. The Company reported net loss from continuing operations of $1,255.3 million (which included post tax impairment charges of $854.2 million and loss attributable to noncontrolling interest of $113.7 million) for the year ended December 31, 2020.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Other Key Performance Metrics
The Company uses other operational performance and income metrics to review operational performance. The table below presents Earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA. Management uses EBITDA and adjusted EBITDA internally to evaluate the Company’s operational performance and trends between periods and relative to its industry competitors. EBITDA and adjusted EBITDA are non-GAAP financial measures and should not be considered a substitute for Net income (loss) or Cash provided by operating activities as determined in accordance with accounting principles generally accepted in the United States of America. Also presented below is adjusted EBITDA per barrel of oil equivalent sold. Management uses Adjusted EBITDA per barrel of oil equivalent sold to evaluate the Company’s profitability of one barrel of oil equivalent sold in the period. Adjusted EBITDA per barrel of oil equivalent sold is a non-GAAP financial metric.

	Year Ended December 31,
(Millions of dollars, except per barrel of oil equivalents sold)	2021	2020	2019
Net (loss) income attributable to Murphy (GAAP)	$(73.7)	(1,148.8)	1,149.7
Income tax expense (benefit)	(5.9)	(293.7)	14.7
Interest expense, net	221.8	169.4	219.3
Depreciation, depletion and amortization expense ¹	760.6	932.6	1,076.5
EBITDA attributable to Murphy (Non-GAAP)	902.8	(340.5)	2,460.2
Impairment of assets ¹	196.3	1,072.5	—
Mark-to-market loss (gain) on crude oil derivative contracts	112.1	69.3	33.4
Asset retirement obligation (gains) losses	(71.8)	(2.8)	—
Mark-to-market loss (gain) on contingent consideration	63.2	(13.8)	8.7
Accretion of asset retirement obligations ¹	41.1	42.1	40.5
Unutilized rig charges	8.7	16.0	—
Discontinued operations loss (income)	1.2	7.2	(1,064.5)
Foreign exchange losses (gains)	(1.0)	0.7	6.4
Restructuring expenses	—	50.0	—
Inventory loss	—	8.3	—
Seal insurance proceeds	—	(1.7)	(8.0)
Business development transaction costs	—	—	24.4
Write-off of previously suspended exploration wells	—	—	13.2
Adjusted EBITDA attributable to Murphy (Non-GAAP)	$1,252.6	907.3	1,514.3

Total barrels of oil equivalents sold from continuing operations attributable to Murphy (thousands of barrels)	57,476	60,189	63,128

Adjusted EBITDA per barrel of oil equivalents sold	$21.79	15.07	23.99
1 Depreciation, depletion, and amortization expense, impairment of assets and accretion of asset retirement obligations used in the computation of adjusted EBITDA exclude the portion attributable to the non-controlling interest.
Segment Results – In the following table, the Company’s results of operations for the three years ended December 31, 2021, are presented by segment.  More detailed reviews of operating results for the Company’s exploration and production and other activities follow the table.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
A summary of Net (loss) income is presented in the following table.

(Millions of dollars)	2021	2020	2019
Exploration and production – continuing operations
United States	$766.3	(1,014.3)	518.4
Canada	(16.1)	(35.0)	(4.3)
Other International	(33.5)	(85.6)	(53.5)
Total exploration and production – continuing operations	716.7	(1,134.9)	460.6
Corporate and other	(668.0)	(120.3)	(271.8)
Income (loss) from continuing operations	48.7	(1,255.2)	188.8
(Loss) income from discontinued operations	(1.2)	(7.2)	1,064.5
Net income (loss) including noncontrolling interest	47.5	(1,262.4)	1,253.3
Net income (loss) attributable to noncontrolling interest	121.2	(113.7)	103.6
Net (loss) income attributable to Murphy	$(73.7)	(1,148.7)	1,149.7
A summary of oil and natural gas revenues is presented in the following table.

(Millions of dollars)		2021	2020	2019
United States	Oil and natural gas liquids	$2,199.7	1,335.8	2,285.8
	Natural gas	121.7	69.4	73.9
Canada	Oil and natural gas liquids	228.9	174.0	287.4
	Natural gas	245.9	170.6	158.4
Other	Oil	4.9	1.8	11.6
Total oil and natural gas revenues		$2,801.1	1,751.6	2,817.1
Exploration and Production
Please refer to Schedule 6 – Results of Operations for Oil and Natural Gas Producing Activities in the Supplemental Oil and Natural Gas Information section for supporting tables.
2021 vs 2020
All amounts include amounts attributable to a noncontrolling interest in MP GOM (a subsidiary of Murphy Expro USA, operating and developing properties in the Gulf of Mexico) and exclude discontinued operations, unless otherwise noted.
Exploration and production (E&P) from continuing operations recorded earnings of $716.7 million in 2021 compared to a loss of $1,134.9 million in 2020. Results were favorable $1,851.6 million in 2021 compared to 2020 primarily due to higher oil, natural gas liquid and natural gas prices, lower impairment charges, lower depreciation, depletion and amortization (DD&A), lower lease operating expenses (LOE), lower exploration expenses and lower general and administrative (G&A) expenses, partially offset by higher transportation, gathering and processing and income tax charges. See below for further details.
Crude oil price realizations averaged $66.80 per barrel in the current year compared to $38.02 per barrel in 2020, a price increase of 76% year over year. U.S. natural gas realized price per thousand cubic feet (MCF) averaged $3.71 in the current year compared to $2.02 per MCF in 2020, a price increase of 84% year over year. Canada natural gas realized price per MCF averaged U.S. $2.43 in the current year compared to U.S. $1.79 per MCF in 2020, a price increase of 36% year over year. Oil and natural gas production costs, including associated production taxes, on a per-unit basis, were $9.53 in 2021 excluding transportation, gathering and processing (TGP) (2020: $9.81). The favorable decrease in per-unit production costs in 2021 was primarily attributable to reduced costs associated with well workovers and concerted efficiency efforts.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Exploration and Production (Contd.)

United States E&P operations reported earnings of $766.3 million in 2021 compared to a loss of $1,014.3 million in 2020. Results were favorable $1,780.6 million in 2021 compared to the 2020 period primarily due to no impairment charges in 2021 (2020: $1,152.5 million), higher total revenues ($925.7 million), lower DD&A ($132.9 million), and lower LOE ($70.5 million), partially offset by higher income tax expense ($428.1 million) and higher other operating expense ($77.9 million). The impairment charge in the prior year was primarily the result of lower forecast future prices as of March 31, 2020, as a result of lower oil demand (COVID-19 impact) and abundant oil supply at the time of the assessment.
Higher revenues were primarily due to higher realized prices (oil and condensate, natural gas and NGLs) year over year, partially offset by lower sales volume (7,514 barrels of oil equivalent per day lower) as a result of lower capital expenditures in 2020. Lower DD&A is a result of the prior year impairment charge reducing the depreciable asset base. Lower lease operating expenses were primarily due to higher GOM workover costs in the prior year at Cascade ($51.3 million) and Dalmatian ($20.5 million). Higher income tax expense is a result of higher pre-tax income principally due to higher oil price and lower DD&A and LOE. Higher other operating expense is primarily due to an unfavorable mark-to-market revaluation on contingent consideration ($63.2 million; as a result of higher commodity prices) from prior GOM acquisitions.
Canadian E&P operations reported a loss of $16.1 million in 2021 compared to a loss of $35.0 million in 2020. Results were favorable $18.9 million compared to 2020 primarily due to higher revenue ($130.5 million) and lower DD&A ($49.4 million), partially offset by an impairment charge ($171.3 million), higher lease operating expense ($14.7 million), transportation, gathering and processing ($15.8 million) and income tax charges ($19.7 million). 2021 results include an impairment charge ($171.3 million) recorded in the first quarter following notice from the operator of asset abandonment at Terra Nova at the time of the assessment and a partially offsetting credit of $71.8 million as of September 30, 2021 reported in ‘other operating expense’ as a result of the deferral of an asset retirement obligation at Terra Nova following the sanction of an asset life extension project and reversal of the asset abandonment decision.
Higher revenue is primarily attributable to higher natural gas prices and volumes at Tupper Montney and higher oil prices at Hibernia and Kaybob Duvernay. Lower DD&A is primarily due to lower production volumes at Kaybob Duvernay following reduced capital expenditures throughout 2020. Higher lease operating expenses and transportation, gathering and processing costs are due to higher gas processing and downstream transportation capacity, which are expected to be utilized by growth at Tupper Montney in the future.
Other international E&P operations reported a loss from continuing operations of $33.5 million in 2021 compared to a loss of $85.6 million in 2020. Results were favorable $52.1 million in 2021 compared to 2020 primarily due to lower impairment charges ($21.7 million), lower income tax charges ($11.6 million), lower exploration expenses ($5.9 million) primarily in Brazil and Mexico and lower LOE ($4.8 million).
2020 vs 2019
All amounts include amounts attributable to a noncontrolling interest in MP GOM (a subsidiary of Murphy Expro USA, operating and developing properties in the Gulf of Mexico) and exclude discontinued operations, unless otherwise noted.
E&P from continuing operations recorded a loss of $1,134.9 million in 2020 compared to earnings of $460.6 million in 2019. The results for 2020 were unfavorably impacted by impairment charges and lower oil and natural gas liquid prices and volumes, partially offset by lower depreciation and accretion expenses, G&A expenses, exploration expenses and taxes.
As a result of the COVID-19 pandemic and certain major global suppliers announcing crude oil supply increases in the first quarter of 2020, commodity prices were generally lower in 2020 vs 2019. Crude oil price realizations averaged $38.02 per barrel in 2020 compared to $60.27 per barrel in 2019, a price decrease of 37% year over year. U.S. natural gas realized price per MCF averaged $2.02 in 2020 compared to $2.45 per MCF in 2019, a price decrease of 18% year over year. Canada natural gas realized price per MCF averaged U.S. $1.79 in 2020 compared to U.S. $1.60 per MCF in 2019, a price increase of 12% year over year. Oil and natural gas production costs, including associated production taxes, on a per-unit basis, were $9.81 in 2020 excluding TGP (2019: $9.66). The increase in production costs in 2020 was primarily attributable to costs associated with well workovers at Cascade and Dalmatian in the U.S. Gulf of Mexico.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Exploration and Production (Contd.)

United States E&P operations reported a loss of $1,014.3 million in 2020 compared to earnings of $518.4 million in 2019. Results were $1,532.7 million unfavorable in 2020 compared to the 2019 period primarily due to higher impairment charges ($1,152.5 million), lower revenues ($955.2 million) and higher lease operating expenses ($15.4 million), partially offset by lower income tax expense ($359.8 million), depreciation, depletion and amortization (DD&A) ($129.3 million), G&A ($49.7 million), other operating expenses ($27.2 million) and transportation, gathering, and processing ($13.1 million). The impairment charge was primarily the result of lower future prices at the time of calculation, as a result of decreased oil demand.
Lower revenues were primarily due to lower commodity prices year over year and lower volumes in the U.S. Gulf of Mexico (as a result of shut-ins related to hurricanes and storms and lower capital expenditures). Higher lease operating expenses were due primarily to Gulf of Mexico well workovers at Cascade ($51.3 million) and Dalmatian ($20.5 million). Lower income tax expense was a result of pre-tax losses driven by the impairment charge and lower commodity prices. Lower other operating expense was primarily due to a favorable mark-to-market revaluation on contingent consideration (as a result of lower commodity prices) from prior Gulf of Mexico (GOM) acquisitions ($13.8 million). Lower G&A was due to cost reductions and lower headcount as a result of restructuring (primarily closing the El Dorado and Calgary offices).
Canadian E&P operations reported a loss of $35.0 million in 2020 compared to income of $4.3 million in 2019. Results were unfavorable $30.7 million compared to 2019 primarily due to lower revenue ($101.2 million) partially offset by lower DD&A ($29.8 million), lease operating expense ($20.8 million), income tax charges ($18.5 million) and G&A ($12.9 million). Lower revenues were due to lower oil and condensate prices versus the prior year and a shut-in at Terra Nova for Asset Integrity work (starting in December 2019 and expected to continue until 2022). Lower DD&A and lease operating expenses were a result of lower sales. Lower income tax expense was a result of pre-tax losses. Lower G&A was due to cost reductions and lower headcount as a result of restructuring.
Other international E&P operations reported a loss from continuing operations of $85.6 million in 2020 compared to a loss of $53.5 million in the prior year. The 2020 results included an impairment charge of $39.7 million and lower revenues of $9.8 million in Brunei.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Cost per equivalent barrel sold for these production-related expenses are shown by geographical area in the following table.

(Dollars per equivalent barrel)	2021	2020	2019
Continuing operations
United States – Eagle Ford Shale
Lease operating expense	$8.96	9.08	8.70
Severance and ad valorem taxes	2.91	2.06	2.82
Depreciation, depletion and amortization (DD&A) expense	27.59	26.22	24.19

United States – Gulf of Mexico
Lease operating expense	10.63	11.95	10.89
Severance and ad valorem taxes	0.07	—	—
DD&A expense	9.51	13.48	16.43

Canada – Onshore
Lease operating expense	6.20	4.63	5.49
Severance and ad valorem taxes	0.09	0.07	0.07
DD&A expense	7.64	9.93	10.94

Canada – Offshore
Lease operating expense	13.04	17.86	14.95
DD&A expense	12.80	12.01	13.07

Total oil and natural gas continuing operations
Lease operating expense	8.86	9.34	8.95
Severance and ad valorem taxes	0.68	0.44	0.71
DD&A expense	13.05	15.36	16.98

Total oil and natural gas continuing operations – excluding noncontrolling interest
Lease operating expense	8.65	9.10	8.81
Severance and ad valorem taxes	0.71	0.47	0.76
DD&A expense	13.23	15.49	17.05

Discontinued Operations
Malaysia
Lease operating expense	—	—	16.49
DD&A expense	—	—	4.60

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Corporate
2021 vs 2020
Corporate activities, which include interest expense and income, foreign exchange effects, realized and unrealized gains and losses on derivative instruments (forward swaps and collars to hedge the price of oil sold) and corporate overhead not allocated to Exploration and Production, reported a loss of $668.0 million in 2021 compared to a loss of $120.3 million in 2020. The $547.7 million unfavorable variance is principally due to higher net losses on derivative instruments in 2021 compared to the 2020 period (2021: $525.9 million loss; 2020: $202.7 million gain) and higher interest expense ($53.0 million), partially offset by a higher tax benefit ($148.3 million), lower restructuring charges ($48.8 million), lower G&A expenses ($12.9 million), and lower impairment charges ($7.1 million). Realized and unrealized losses on derivative instruments are due to an increase in market pricing in future periods whereby the swap contracts provide the Company with a fixed price and the collar contracts provide for a minimum (floor) and a maximum (ceiling) price, with variability in between the floor and ceiling. Higher interest costs are principally due to debt redemption costs on the 2022 notes and $550.0 million issuance of new notes in March 2021 that bear interest at a rate of 6.375% and mature on July 15, 2028. Higher income tax benefit is a result of higher pre-tax loss driven by the higher realized and unrealized losses on derivative instruments. Lower restructuring charges and G&A are due to the 2020 cost reduction efforts which included closing the Company’s previous headquarters office in El Dorado, Arkansas, its office in Calgary, Alberta, and consolidating all worldwide staff activities to its existing office location in Houston, Texas.
2020 vs 2019
In 2020, the Company announced that it was closing its headquarters office in El Dorado, Arkansas, its office in Calgary, Alberta, and consolidating all worldwide staff activities to its existing office location in Houston, Texas. As a result, certain directly attributable costs and charges were recognized and reported as Restructuring charges as part of net loss in 2020. These costs included severance, relocation, IT costs, pension curtailment and a write-off of the right of use asset lease associated with the Canada office. Further, the office building in El Dorado was classified as held for sale.
Corporate activities, which include interest expense and income, foreign exchange effects, realized and unrealized gains and losses on derivative instruments and corporate overhead not allocated to Exploration and Production, reported a loss of $120.3 million in 2020 compared to a loss of $271.8 million in 2019. The $151.5 million favorable variance was primarily due to higher realized gains on forward swap commodity contracts ($239.5 million), lower interest charges ($50.2 million), lower G&A ($14.5 million), and partially offset by higher tax charges ($55.3 million), restructuring charges ($48.8 million) related to the closure of the El Dorado and Calgary offices, and impairment charges ($14.1 million). Higher realized gains on forward swap commodity contracts were due to lower market pricing whereby the contract provides the Company with a fixed price. Interest charges were lower primarily due to 2019 temporary borrowings on the Company’s revolving credit facility (RCF) to fund the LLOG acquisition (the RCF borrowings were repaid in the third quarter 2019 following the divestment of the Malaysia business) and gains from the buy-back of debt in the second quarter 2020. As of December 31, 2020, the average forward NYMEX WTI prices for 2021 and 2022 were $48.34 and $46.76, respectively (versus fixed hedge prices of $42.77 and $44.88).

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Production Volumes and Prices
2021 vs 2020
Total hydrocarbon production from all E&P continuing operations averaged 167,356 barrels of oil equivalent per day in 2021, which represented a 4% decrease from the 174,636 barrels per day produced in 2020.
Average crude oil and condensate production from continuing operations was 95,705 barrels per day in 2021 compared to 103,966 barrels per day in 2020. The decrease of 8,261 barrels per day was principally due to lower volumes in the Gulf of Mexico (2,703 barrels per day primarily due to reservoir decline), lower volumes at Kaybob Duvernay (2,272 barrels per day due to well decline) and lower Eagle Ford Shale production (765 barrels per day). On a worldwide basis, the Company’s crude oil and condensate prices averaged $66.80 per barrel in 2021 compared to $38.02 per barrel in the 2020 period, an increase of 76% year over year.
Total production of natural gas liquids (NGL) from continuing operations was 10,385 barrels per day in 2021 compared to 11,541 barrels per day in the 2020 period. The average sales price for U.S. NGL was $27.97 per barrel in 2021 compared to $11.29 per barrel in 2020.  The average sales price for NGL in Canada was $40.18 per barrel in 2021 compared to $18.54 per barrel in 2020. NGL prices are higher in Canada due to the higher value of product produced at the Kaybob and Placid assets.
Natural gas sales volumes from continuing operations averaged 368 million cubic feet per day (MMCFD) in 2021 compared to 355 MMCFD in 2020. The increase of 13 MMCFD was primarily the result of higher volumes in Canada. Higher natural gas volumes in Canada are primarily due to bringing online 14 new wells at Tupper Montney in 2021. Higher volumes at Tupper Montney were partially offset by lower gas volumes in the Gulf of Mexico.
Natural gas prices for the total Company averaged $2.74 per thousand cubic feet (MCF) in 2021, versus $1.85 per MCF average in the same period of 2020.  Average realized natural gas prices in the US and Canada in 2021 were $3.71 and $2.43 per MCF, respectively.

2020 vs 2019
Total hydrocarbon production from continuing operations averaged 174,636 barrels of oil equivalent per day in 2020, which represented a 6% decrease from the 185,649 barrels per day produced in 2019. Production in the Gulf of Mexico was significantly impacted by a record breaking hurricane year which resulted in shut-ins and loss of approximately 6.4 MBOED of production in 2020. Lower volumes in the Eagle Ford Shale volumes were due to lower capital expenditures.
Average crude oil and condensate production from continuing operations was 103,966 barrels per day in 2020 compared to 114,742 barrels per day in 2019. The decrease of 10,776 barrels per day was principally due to lower Eagle Ford Shale production (8,158 barrels per day) and lower volumes in the Gulf of Mexico (2,143 barrels per day) as stated above. On a worldwide basis, the Company’s crude oil and condensate prices averaged $38.02 per barrel in 2020 compared to $60.27 per barrel in 2019, a decrease of 37% year over year, resulting from the global downturn triggered by the COVID-19 pandemic.
Total production of natural gas liquids (NGL) from continuing operations was 11,541 barrels per day in 2020 compared to 11,888 per day in 2019. The average sales price for U.S. NGL was $11.29 per barrel in 2020 compared to $14.85 per barrel in 2019. The average sales price of NGL in Canada was $18.54 per barrel in 2020 compared to $26.04 per barrel in 2019. NGL prices are higher in Canada due to the higher value of product produced at the Kaybob Duvernay and Placid Montney assets.
Natural gas sales volumes from continuing operations averaged 355 million cubic feet per day (MMCFD) in 2020 compared to 354 MMCFD in 2019.  The increase of 1 MMCFD was a primarily the result of higher volumes in the Gulf of Mexico (14 MMCFD) due to a full year contribution from the assets associated with the LLOG transaction.
Natural gas prices for the total Company averaged $1.85 per thousand cubic feet (MCF) in 2020, versus $1.8 per MCF average in 2019.  Average prices in the U.S. and Canada in 2020 were $2.02 and $1.79 respectively.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
The following table contains hydrocarbons produced during the three years ended December 31, 2021.

Barrels per day unless otherwise noted		2021	2020	2019
Continuing operations
Net crude oil and condensate
United States	Onshore	25,655	26,420	34,578
	Gulf of Mexico [1]	60,717	64,680	66,823
Canada	Onshore	5,312	7,888	6,329
	Offshore	3,765	4,893	6,543
Other		256	85	469
Total net crude oil and condensate - continuing operations		95,705	103,966	114,742
Net natural gas liquids
United States	Onshore	5,092	5,248	5,731
	Gulf of Mexico [1]	4,176	4,978	4,894
Canada	Onshore	1,117	1,315	1,263
Total net natural gas liquids - continuing operations		10,385	11,541	11,888
Net natural gas – thousands of cubic feet per day
United States	Onshore	28,565	27,985	30,692
	Gulf of Mexico [1]	61,240	66,105	52,068
Canada	Onshore	277,790	260,683	271,355
Total net natural gas - continuing operations		367,595	354,773	354,115
Total net hydrocarbons - continuing operations including NCI [2,3]		167,356	174,636	185,649
Noncontrolling interest
Net crude oil and condensate – barrels per day		(8,623)	(9,962)	(11,226)
Net natural gas liquids – barrels per day		(303)	(416)	(507)
Net natural gas – thousands of cubic feet per day [2]		(3,236)	(3,843)	(3,965)
Total noncontrolling interest		(9,465)	(11,019)	(12,394)
Total net hydrocarbons - continuing operations excluding NCI [2,3]		157,891	163,617	173,255
Discontinued operations
Net crude oil and condensate – barrels per day		—	—	12,215
Net natural gas liquids – barrels per day		—	—	325
Net natural gas – thousands of cubic feet per day [2]		—	—	50,758
Total discontinued operations		—	—	21,000
Total net hydrocarbons produced excluding NCI [2,3]		157,891	163,617	194,255
Estimated net hydrocarbon reserves - million equivalent barrels [3,4]		716.9	714.9	825.0
1 Includes net volumes attributable to a noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1.
3 NCI – noncontrolling interest in MP GOM.
4 December 31, 2021, 2020 and 2019, include 18.4 MMBOE, 17.4 MMBOE and 24.6 MMBOE, respectively, relating to noncontrolling interest.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
The following table contains hydrocarbons sold during the three years ended December 31, 2021.

Barrels per day unless otherwise noted		2021	2020	2019
Continuing operations
Net crude oil and condensate
United States	Onshore	25,655	26,420	34,578
	Gulf of Mexico [1]	60,544	65,621	66,272
Canada	Onshore	5,312	7,888	6,329
	Offshore	3,559	4,958	6,722
Other		195	78	427
Total net crude oil and condensate - continuing operations		95,265	104,965	114,328
Net natural gas liquids
United States	Onshore	5,092	5,248	5,731
	Gulf of Mexico [1]	4,176	4,978	4,894
Canada	Onshore	1,117	1,315	1,263
Total net natural gas liquids - continuing operations		10,385	11,541	11,888
Net natural gas – thousands of cubic feet per day
United States	Onshore	28,565	27,985	30,692
	Gulf of Mexico [1]	61,240	66,105	52,068
Canada	Onshore	277,790	260,683	271,355
Total net natural gas - continuing operations		367,595	354,773	354,115
Total net hydrocarbons - continuing operations including NCI [2,3]		166,916	175,635	185,235
Noncontrolling interest
Net crude oil and condensate – barrels per day		(8,605)	(10,127)	(11,115)
Net natural gas liquids – barrels per day		(303)	(416)	(507)
Net natural gas – thousands of cubic feet per day [2]		(3,236)	(3,843)	(3,965)
Total noncontrolling interest		(9,447)	(11,184)	(12,283)
Total net hydrocarbons - continuing operations excluding NCI [2,3]		157,469	164,451	172,952

Discontinued operations
Net crude oil and condensate – barrels per day		—	—	12,100
Net natural gas liquids – barrels per day		—	—	296
Net natural gas – thousands of cubic feet per day [2]		—	—	50,758
Total discontinued operations		—	—	20,856
Total net hydrocarbons sold excluding NCI [2,3]		157,469	164,451	193,808
1 Includes net volumes attributable to a noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1.
3 NCI – noncontrolling interest in MP GOM.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
The following table contains the weighted average sales prices excluding transportation cost deduction for the three years ended December 31, 2021. Comparative periods are conformed to current presentation.

		2021	2020	2019
Weighted average Exploration and Production sales prices
Continuing operations
Crude oil and condensate – dollars per barrel
United States	Onshore	$66.90	36.54	59.45
	Gulf of Mexico [1]	66.93	39.15	61.09
Canada [2]	Onshore	61.79	32.42	50.29
	Offshore	71.39	39.40	64.91
Other		69.21	63.51	74.70
Natural gas liquids – dollars per barrel
United States	Onshore	26.97	11.67	14.60
	Gulf of Mexico [1]	29.14	10.84	15.10
Canada [2]	Onshore	40.18	18.54	26.04
Natural gas – dollars per thousand cubic feet
United States	Onshore	3.83	1.95	2.47
	Gulf of Mexico [1]	3.67	2.04	2.43
Canada [2]	Onshore	2.43	1.79	1.60
Discontinued operations
Crude oil and condensate – dollars per barrel
Malaysia [3]	Sarawak	—	—	70.39
	Block K	—	—	65.75
Natural gas liquids – dollars per barrel
Malaysia [3]	Sarawak	—	—	48.23
Natural gas – dollars per thousand cubic feet
Malaysia [3]	Sarawak	—	—	3.60
	Block K	—	—	0.24
1 Prices include the effect of noncontrolling interest share for MP GOM.
2 U.S. dollar equivalent.
3 Prices are net of payments under the terms of the respective production sharing contracts.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Financial Condition
Cash Provided by Operating Activities
Net cash provided by continuing operating activities was $1,422.2 million in 2021 compared to $802.7 million in 2020. The increased cash provided by continuing operating activities of $619.5 million is primarily attributable to higher revenue from sales to customers ($1,049.5 million), positive effect of movements on payable and receivable working capital balances ($118.5 million), lower lease operating expenses ($60.5 million), lower general and administrative and cash restructuring expenses ($50.7 million), partially offset by higher cash payments made on forward swap commodity contracts (2021: realized loss of $413.7 million; 2020: realized gain of $272.0 million). Higher revenues were primarily due to higher commodity prices driven by OPEC+ supply constraints and the increase in demand.
Cash flow provided by continuing operations was $686.4 million lower in 2020 than in 2019 primarily due to lower revenues, partially offset by higher cash payments received on forward swap commodity contracts. Lower revenues were primarily due to lower commodity prices resulting from lower demand triggered by the COVID-19 pandemic and lower volumes (due to reduced capital expenditures).
The total reductions of operating cash flows for interest paid (which excludes debt redemption costs reported in Financing activities) during the three years ended December 31, 2021, 2020, and 2019 were $165.7 million, $191.6 million, and $179.7 million, respectively. Lower cash interest paid in 2021 was due to the repayment of the $200 million outstanding on the revolving credit facility, the early redemption of the 2022 notes and the early redemption of $300 million of the 2024 notes, partially offset by interest paid on the issuance of 2028 notes in the first quarter of 2021. Higher cash interest paid in 2020 was due to the new 2027 notes paying interest at 5.875% and revolver borrowing during the year.
Cash Used for Investing Activities
Cash used for property additions and dry holes, which includes amounts expensed, were $688.2 million and $872.8 million in 2021 and 2020, respectively. These amounts include $17.7 million and $113.0 million used to fund the development of the King’s Quay FPS in 2021 and 2020. In March 2021, the King’s Quay FPS was sold to ArcLight Capital Partners, LLC (ArcLight) for proceeds of $267.7 million, which reimbursed the Company for previously incurred capital expenditures. 2021 also includes proved property acquisitions for an additional interest in the Lucius property of $19.9 million. Lower property additions in 2021 are principally due to lower capital spending at Eagle Ford Shale and lower spend on King’s Quay.
In 2019, property additions included $1,261.1 million for the LLOG acquisition.
The accrual (value of work done) basis of capital expenditures were as follows:

	Year Ended December 31,
(Millions of dollars)	2021	2020	2019
Capital Expenditures
Exploration and production	$690.1	813.3	2,683.2
Corporate	21.1	13.3	15.0
Total capital expenditures	$711.2	826.6	2,698.2
Total capital expenditures excluding proved property acquisitions	$711.2	826.6	1,437.1
Total capital expenditures excluding proved property acquisitions and NCI	$688.2	804.9	1,402.3
A reconciliation of property additions and dry hole costs in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Condition (Contd.)

	Year Ended December 31,
(Millions of dollars)	2021	2020	2019
Property additions and dry hole costs per cash flow statements	$670.5	759.8	1,244.1
Property additions King's Quay per cash flow statements	17.7	113.0	100.2
Geophysical and other exploration expenses	26.9	32.3	48.5
Capital expenditure accrual changes and other	(3.9)	(78.5)	93.1
Acquisition of oil properties per the cash flow statements	—	—	1,212.3
Total capital expenditures	$711.2	826.6	2,698.2
Capital expenditures in the exploration and production business in 2021 compared to 2020 have decreased as a result of capital expenditure reductions to support generating free cash flow.
Cash Used by and Provided by Financing Activities
Net cash required by financing activities was $794.5 million in 2021 compared to net cash provided by financing activities of $39.7 million during 2020. In 2021, the cash required by financing activities was principally due to the repayment of the balance outstanding on the revolving credit facility ($200.0 million), the early redemption of the remainder of the 2022 notes ($576.4 million), the early redemption of a portion of the 2024 notes ($300.0 million), costs associated with early redemption ($39.3 million), dividends paid ($77.2 million) and distributions to noncontrolling interest ($137.5 million), partially offset by issuance of 2028 notes ($541.9 million).
The primary sources of the Company’s liquidity are internally generated funds, access to outside financing and working capital. The Company generally uses its internally generated funds to finance its capital and operating expenditures, but it also maintains lines of credit with banks and will borrow as necessary to meet spending requirements. As of December 31, 2021, the Company has a $1.6 billion senior unsecured guaranteed credit facility (RCF) with a major banking consortium, which expires in November 2023. As of December 31, 2021 and in the event it is required to fund investing activities from borrowings, the Company has approximately $1.6 billion available on its committed revolving credit facility.
In 2020, net cash provided by financing activities of $39.7 million was principally from borrowings on the Company’s RCF ($200.0 million), partially offset by dividends paid ($96.0 million) and distributions to noncontrolling interest ($43.7 million).
In 2019, net cash required by financing activities of $1,130.0 million consisted of $548.0 million to redeem a portion of the 2022 notes, $499.9 million to buy back issued ordinary shares, $325.0 million to repay the RCF, $163.7 million to pay dividends, and $128.2 million to cover distributions to noncontrolling interest, net of proceeds of $542.4 million from the issuance of the 2027 notes.
Working Capital
At the end of 2021, working capital (total current assets less total current liabilities, excluding assets and liabilities held for sale) amounted to a net working capital liability of $298.9 million (2020: net working capital liability of $29.4 million). The total working capital liability increase of $269.5 million in 2021 is primarily attributable to higher accounts payable ($216.0 million) and higher other accrued liabilities ($210.3 million), partially offset by higher cash and cash equivalents ($210.6 million). The higher accounts payable is due to the increase in unrealized losses on derivative instruments (commodity swap and collar) maturing in the next 12 months. The higher other accrued liabilities are principally due to higher liabilities associated with current asset retirement obligations, and contingent consideration liabilities related to prior GOM acquisitions.
Cash and cash equivalents as of December 31, 2021 totaled $521.2 million (2020: $310.6 million). There were no borrowings from the RCF outstanding at the end of the year (2020: $200.0 million). Cash in the year benefited from a positive working capital inflow of $118.5 million principally due to increasing liabilities associated with a major U.S. Offshore capital project expected to begin production mid-2022.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Condition (Contd.)

Cash and invested cash are maintained in several operating locations outside the U.S. As of December 31, 2021, Cash and cash equivalents held outside the U.S. included U.S dollar equivalents of approximately $242.9 million (2020: $119.3 million), the majority of which was held in Canada ($175.0 million). In addition, approximately $26.2 million and $14.0 million of cash was held in Brazil and the U.K., respectively. In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods. Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S. See Note I – Income Taxes for further information regarding potential tax expense that could be incurred upon distribution of foreign earnings back to the United States.
Capital Employed
As of December 31, 2021, long-term debt of $2,465.4 million had decreased by $522.7 million compared to December 31, 2020, as a result the net repayment of the $200.0 million outstanding on the revolving credit facility December 31, 2020, the early redemption of the 2022 notes and the early redemption of $300.0 million of the 2024 notes, partially offset by issuance of 2028 notes. The fixed-rate notes had a weighted average maturity of 7.5 years and a weighted average coupon of 6.2%.
A summary of capital employed as of December 31, 2021 and 2020 follows.

	December 31, 2021		December 31, 2020
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$2,465.4	37.2%	$2,988.1	41.5%
Murphy shareholders' equity	4,157.3	62.8%	4,214.3	58.5%
Total capital employed	$6,622.7	100.0%	$7,202.4	100.0%
Murphy shareholders’ equity was $4.16 billion at the end of 2021 (2020: $4.21 billion). Shareholders’ equity decreased in 2021 primarily due to dividends paid ($77.2 million) and a 2021 net loss ($73.7 million), partially offset by a favorable revaluation of pension assets and liabilities ($59.8 million). A summary of transactions in stockholders’ equity accounts is presented in the Consolidated Statements of Stockholders’ Equity on page 72 of this Form 10-K report.
Other Balance Sheet Activity - Long-Term Assets and Liabilities
Other significant changes in Murphy’s balance sheet at the end of 2021, compared to 2020 are discussed below.
Property, plant and equipment, net of depreciation decreased $141.2 million principally due to an annual charge of depreciation, depletion and amortization ($795.1 million) of these balances and impairment charges ($196.3 million), offset by capital expenditures in the year. Capital expenditures are discussed above in the ‘Cash Used for Investing Activities’ section. An impairment charge of $171.3 million was triggered when the operator at Terra Nova provided notice of abandonment in the first quarter of 2021, before a commercial resolution in the third quarter of 2021 led Murphy to acquire an additional 7.525% in a commercial settlement with the other partners. The commercial resolution would have meant the Terra Nova impairment charge was not required. In the fourth quarter of 2021, a further impairment charge of $25.0 million was recorded on non-core assets.
Murphy had commitments for capital expenditures of approximately $520.1 million at December 31, 2021 (2020: $747.0 million). This amount includes $175.9 million for approved expenditure for capital projects relating to non-operated interests in deepwater U.S. Gulf of Mexico, principally at St. Malo ($173.0 million), non-operated Canada interests, mainly offshore ($84.7 million), non-operated Eagle Ford Shale ($18.1 million), Brazil ($16.3 million), Vietnam ($6.1 million), and Brunei ($2.6 million).

Assets held for sale of $15.5 million decreased $312.3 million due to the March 2021 sale of King’s Quay FPS to ArcLight Capital Partners, LLC (ArcLight) for proceeds of $267.7 million.
Operating lease assets ($881.4 million) and liabilities ($900.6 million) decreased $46.3 million principally due to an annual charge of depreciation, depletion and amortization and 2021 annual payments reducing the operating lease liabilities.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Condition (Contd.)

Long-term asset retirement obligations increased $23.5 million to $839.8 million, principally due to inflationary pressures from higher oil prices and associated demand for services.
Deferred credits and other liabilities decreased $110.0 million primarily as a result of the pension fair value remeasurement and cash pension contributions to the plan in 2021.
At December 31, 2021, the Company had no outstanding borrowings under the RCF and $31.4 million of outstanding letters of credit, which reduce the borrowing capacity of the RCF. Borrowings under the RCF bear interest at rates, based, at the Company’s option, on the “Alternate Base Rate” of interest in effect plus the “ABR Spread” or the “Adjusted LIBOR Rate,” which is a periodic fixed rate based on LIBOR with a term equivalent to the interest period for such borrowing, plus the “Eurodollar Spread.” The “Alternate Base Rate” of interest is the highest of (i) the Wall Street Journal prime rate, (ii) the New York Federal Reserve Bank Rate plus 0.50%, and (iii) one-month LIBOR plus 1.00%. Note that in July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of 2021. Some USD LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) will continue to be published until June 30, 2023. See “Risk Factors – Financial Risk Factors – Capital Financing” for further discussion. The “Eurodollar Spread” ranges from 1.075% to 2.10% per annum based upon the Corporation’s senior unsecured long-term debt securities credit ratings (the “Credit Ratings”). A facility fee accrues and is payable quarterly in arrears at a rate ranging from 0.175% to 0.40% per annum (based upon the Company’s Credit Ratings) on the aggregate commitments under the 2018 facility.  At December 31, 2021, the interest rate in effect on borrowings under the facility was 1.78%. At December 31, 2021, the Company was in compliance with all covenants related to the RCF.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Environmental, Health and Safety Matters
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
The principal environmental, health and safety laws and regulations to which Murphy is subject address such matters as the generation, storage, handling, use, disposal and remediation of petroleum products, wastewater and hazardous materials; the emission and discharge of such materials to the environment, including GHG emissions; wildlife, habitat and water protection; the placement, operation and decommissioning of production equipment; and the health and safety of our employees, contractors and communities where our operations are located. These laws and regulations also generally require permits for existing operations, as well as the construction or development of new operations and the decommissioning facilities once production has ceased. Violations can give rise to sanctions including significant civil and criminal penalties, injunctions, construction bans and delays.
Further information on environmental, health and safety laws and regulations applicable to Murphy are contained in the Business section beginning page 11.
Climate Change and Emissions
The world’s population and standard of living is growing steadily along with the demand for energy. Murphy recognizes that this may generate increasing amounts of greenhouse gases, which raise important climate change concerns. Murphy works to assess the Company’s governance, strategy, risk identification, and management and measurement of climate risks and opportunities in order to remain in alignment with the Task Force on Climate-related Financial Disclosures (TCFD) core elements. The TCFD was created by the Financial Stability Board to focus on climate-related financial disclosures to improve and increase reporting of climate-related financial information. Murphy’s disclosures related to its alignment with the TCFD are included in the Company’s 2021 Sustainability Report issued on August 5, 2021, which is not incorporated by reference hereto.
During 2021 the Company made significant strides in our sustainability efforts, including:
•Setting a goal to achieve zero routine flaring by 2030;
•Obtaining third-party assurance of our 2020 Scope 1 and 2 gross-operated GHG emissions;
•Decreasing our 2020 Scope 1 and 2 GHG emissions intensity by 10% from our 2019 baseline;
•Publishing our estimated Scope 3, Category 11 - Use of Sold Products GHG emissions;
•Updating our 2008 established climate change position;
•Adding an annual GHG emissions intensity goal as a performance metric, to the already established safety and spills metrics, in our Company’s renumeration policy; and
•Including processes to stress-test our GHG emissions under various portfolio scenarios.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Environmental, Health and Safety Matters (Contd.)

During 2020, the Company:
•Established a goal of reducing our GHG emissions intensity 15% to 20% by 2030 from our 2019 levels, excluding divested assets from the 2019 baseline, for an aggregate of 35% to 40% reduction from our reported 2019 levels;
•Expanded our GHG, air quality, climate risk management and biodiversity management public disclosures;
•Expanded the purview of our Health, Safety, Environmental and Corporate Responsibility Committee to include sustainability issues; and
•Created a Director of Sustainability role
Other Matters
Impact of inflation – In 2021, data indicates a sharp rise in inflation globally in most countries where the Company operates (this follows a sustained period of relatively low inflation prior to 2021). In the U.S. (and other parts of the globe), inflation has been triggered by constrained supplies and increasing demand of certain goods and services as recovery from the COVID-19 pandemic begins. The Company’s revenues, capital and operating costs are influenced to a larger extent by specific price changes in the oil and natural gas industry and allied industries rather than by changes in general inflation. Crude oil prices generally reflect the balance between supply and demand, with crude oil prices being particularly sensitive to OPEC+ production levels and/or attitudes of traders concerning supply and demand in the future. Prices for oil field goods and services are usually affected by the worldwide prices for crude oil.
As a result of increasing commodity prices for oil and natural gas, in 2021 and at the start of 2022, higher costs for goods and services in the oil and gas natural gas industry are being observed. Murphy has a dedicated procurement department focused on managing supply chain and input costs. Murphy also has certain transportation, processing and production handling services costs fixed through long-term contracts and commitments and therefore is partly protected from increasing price of services. However, from time to time, Murphy will seek to enter new commitments, exercise options to extend contracts and retender contracts for rigs and other industry services which could expose Murphy to the impact of higher prices. Murphy continues to strive toward safely executing our work in an ever increasing efficient manner to mitigate possible inflationary pressures in our business.
In 2020, some downward service cost relief was observed during a year of depressed commodity prices.
Natural gas prices are also affected by supply and demand, which are often affected by the weather and by the fact that delivery of natural gas can be restricted to specific geographic areas. Natural gas demand is also impacted by demand driven by lower carbon emission and a view that natural gas is one option to transition from higher carbon emitting fuels.
As a result of the overall volatility of oil and natural gas prices, it is not possible to predict the Company’s future cost of oil field goods and services.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Critical Accounting Estimates – In preparing the Company’s consolidated financial statements in accordance with U.S. GAAP, management must make a number of estimates and assumptions related to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Application of certain of the Company’s accounting policies requires significant estimates.  The most significant of these accounting policies and estimates are described below.
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
The Company’s proved reserves of crude oil, natural gas liquids and natural gas are presented on pages 110 to 119 of this Form 10-K report.  Murphy’s estimations for proved reserves were generated through the integration of available geoscience, engineering, and economic data, and commercially available technologies, to establish ‘reasonable certainty’ of economic producibility.  As defined by the SEC, reasonable certainty of proved reserves describes a high degree of confidence that the quantities will be recovered.  In estimating proved reserves, Murphy uses familiar industry-accepted methods for subsurface evaluations, including performance, volumetric, and analog-based studies.
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
See further discussion of proved reserves and changes in proved reserves during the three years ended December 31, 2021 beginning on pages 4 and 110 of this Form 10-K report.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Critical Accounting Estimates (Contd.)
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
The need to test a long-lived asset for impairment can be based on several factors, including, but not limited to, a significant reduction in sales prices for oil and/or natural gas, unfavorable revisions of oil or natural gas reserves, or other changes to contracts, environmental, health and safety laws and regulations, tax laws or other regulatory changes. All of these factors must be considered when evaluating a property’s carrying value for possible impairment.
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
In 2021 and 2020, the Company recognized pretax noncash impairment charges of $196.3 million and $1,206.3 million, respectively, to reduce the carrying values at select properties. In 2021, the Company recorded an impairment charge of $171.3 million for Terra Nova due to the status, including agreements with the partners, of operating and production plans and $25.0 million for assets reported as Assets held for sale in the Consolidated Balance Sheets.
In 2020, declines in future oil and natural gas prices (principally driven by reduced commodity demand in response to the COVID-19 pandemic and increased supply in the first quarter of 2020 from foreign oil producers) led to impairments in certain of the Company’s U.S. Offshore and Other Foreign properties and assets.
See also Note D – Property, Plant and Equipment for further discussion of impairment charges.
Income taxes – The Company is subject to income and other similar taxes in all areas in which it operates. When recording income tax expense, certain estimates are required because: (a) income tax returns are generally filed months after the close of its annual accounting period; (b) tax returns are subject to audit by taxing authorities and audits can often take years to complete and settle; (c) future events often impact the timing of when income tax expenses and benefits are recognized by the Company; and (d) changes to regulations may be subject to different interpretations and require future clarification from issuing authorities or others.
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

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Critical Accounting Estimates (Contd.)
As of December 31, 2021 the Company had a U.S. deferred tax asset associated with net operating losses of $577.5 million. In reviewing the likeliness of realizing this asset the Company considered the reversal of taxable temporary differences, carryforward periods, and future taxable income estimates based on projected financial information which, based on currently available evidence, we believe to be reasonably likely to occur. Certain estimates and assumptions are used in the estimation of future taxable income, including (but not limited to) (a) future commodity prices for crude oil and condensate, NGLs and natural gas, (b) estimated reserves for crude oil and condensate, NGLs and natural gas, (c) expected timing of production, (d) estimated lease operating costs, and (e) future capital requirements. In the future, the underlying actual assumptions utilized in estimating future taxable income could be different and result in different conclusions about the likelihood of the future utilization of our net operating loss carryforwards.
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
Based on bond yields as of December 31, 2021, the Company has used a weighted average discount rate of 2.83% at year-end 2021 for the primary U.S. plans.  This weighted average discount rate is 0.4% higher than prior year, which decreased the Company’s recorded liabilities for retirement plans compared to a year ago.  The Company presently assumes a return on plan assets of 5.25% for the primary U.S. plan, it periodically reconsiders the appropriateness of this and other key assumptions.  The Company’s retirement and postretirement plan (health care and life insurance benefit plans) expenses in 2022 are expected to be $9.9 million lower than 2021 primarily due to the increase in expected return assumptions for the US pension plan from 5.25% in 2021 to 6.60% in 2022, coupled with the impact of 2021 pension plan gain on reducing the amount of accumulated loss to be amortized as expense. Cash contributions to all plans are anticipated to be $5.5 million higher in 2022.
In 2021, the Company paid $36.5 million into various retirement plans and $1.1 million into postretirement plans.  In 2022, the Company is expecting to fund payments of approximately $38.2 million into various retirement plans and $4.9 million for postretirement plans.  The Company could be required to make additional and more significant funding payments to retirement plans in future years.  Future required payments and the amount of liabilities recorded on the balance sheet associated with the plans could be unfavorably affected if the discount rate declines, the actual return on plan assets falls below the assumed return, or the health care cost trend rate increase is higher than expected.

Recent Accounting Pronouncements
See Note B – New Accounting Principles and Recent Accounting Pronouncements our Consolidated Financial Statements regarding the impact or potential impact of recent accounting pronouncements upon our financial position and results of operations.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Contractual obligations and guarantees – The Company is obligated to make future cash payments under borrowing arrangements, operating leases, purchase obligations primarily associated with existing capital expenditure plans, and other long-term liabilities.  Total payments due after 2021 under such contractual obligations and arrangements are shown in the table below. Amounts are undiscounted and therefore may differ to those presented in the financial statements.

(Millions of dollars)	Amount of Obligations
	Total	2022	2023 - 2024	2025 - 2026	After 2026
Debt, excluding interest	$2,483.3	—	242.4	548.7	1,692.2
Operating leases and other leases ¹	1,258.5	185.9	272.5	148.9	651.2
Capital expenditures, drilling rigs and other ²	1,572.9	704.2	340.1	172.2	356.4
Other long-term liabilities, including debt interest ³	2,747.2	195.7	353.8	456.0	1,741.7
Total	$8,061.9	1,085.8	1,208.8	1,325.8	4,441.5
1 Other leases refers to a finance lease in Brunei (see Note U – Leases to the financial statements).
2 Capital expenditures, drilling rigs and other includes $175.9 million, $84.7 million, $24.9 million, and $18.1 million in 2022 for approved capital projects in non-operated interests in U.S. Gulf of Mexico, Canada Offshore, Other Foreign Offshore, and U.S. Onshore, respectively.
Also includes $72.0 million (2022), $129.5 million (2023 - 2024), $98.2 million (2025 - 2026) and $227.7 million (After 2026) for pipeline transportation commitments in Canada.
Also includes $4.5 million (2022), $10.7 million (2023 - 2024), $10.3 million (2025 - 2026) and $32.3 million (After 2026) for long term take or pay commitments relating to gas processing in Canada.
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
In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts.  Total outstanding letters of credit were $223.5 million as of December 31, 2021.
Material off-balance sheet arrangements – Certain U.S. transportation contracts require minimum monthly payments through 2045, while Western Canada processing contracts call for minimum monthly payments through 2051.  Future required minimum annual payments under these arrangements are included in the contractual obligation table above.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Outlook
Prices for the Company’s primary products are often volatile.  The price of crude oil is primarily affected by the levels of supply and demand for energy.  Anticipated future variances between the predicted demand for crude oil and the projected available supply can lead to significant movement in the price of crude oil.  As of close on February 24, 2022, the NYMEX WTI forward curve price for the remainder of 2022 and 2023 were $86.31 and $77.72 per barrel, respectively; however we cannot predict what impact economic factors (including the ongoing COVID-19 pandemic and OPEC+ decisions) may have on future commodity pricing. Lower prices, should they occur, will result in lower profits and operating cash-flows.
The Company’s capital expenditure spend for 2022 is expected to be between $840.0 million and $890.0 million, excluding the amount attributable to noncontrolling interest. Capital and other expenditures are routinely reviewed and planned capital expenditures may be adjusted to reflect differences between budgeted and forecast cash flow during the year. Capital expenditures may also be affected by asset purchases or sales, which often are not anticipated at the time a budget is prepared. The Company will primarily fund its capital program in 2022 using operating cash flow and available cash. If oil and/or natural gas prices weaken, actual cash flow generated from operations could be reduced such that capital spending reductions are required and/or borrowings under available credit facilities might be required during the year to maintain funding of the Company’s ongoing development projects.
The Company currently expects average daily production in 2022 to be between 172,600 and 180,600 barrels of oil equivalent per day (including noncontrolling interest of 8,600 BOEPD). If significant price declines occur, the Company will review the option of production curtailments to avoid incurring losses on certain produced barrels.
The Company plans to utilize surplus cash (not planned to be used by operations, investing activities, or payment to noncontrolling interests) to repay outstanding debt and return to shareholders through dividends.
The Company continues to monitor the impact of commodity prices on its financial position and is currently in compliance with the covenants related to the revolving credit facility (see Note G – Financing Arrangements and Debt). The Company continues to monitor the effects of the COVID-19 pandemic and is encouraged by the increase in oil and natural gas demand through 2021 and into 2022.
The Company has entered into derivative or forward fixed-price delivery contracts to manage risk associated with certain future oil and natural gas sales prices as follows:

			Volumes (MMcf/d)	Price/Mcf	Remaining Period
Area	Commodity	Type			Start Date	End Date
Montney	Natural Gas	Fixed price forward sales	186	C$2.36	1/1/2022	1/31/2022
Montney	Natural Gas	Fixed price forward sales	176	C$2.34	2/1/2022	4/30/2022
Montney	Natural Gas	Fixed price forward sales	205	C$2.34	5/1/2022	5/31/2022
Montney	Natural Gas	Fixed price forward sales	247	C$2.34	6/1/2022	10/31/2022
Montney	Natural Gas	Fixed price forward sales	266	C$2.36	11/1/2022	12/31/2022
Montney	Natural Gas	Fixed price forward sales	269	C$2.36	1/1/2023	3/31/2023
Montney	Natural Gas	Fixed price forward sales	250	C$2.35	4/1/2023	12/31/2023
Montney	Natural Gas	Fixed price forward sales	162	C$2.39	1/1/2024	12/31/2024
Montney	Natural Gas	Fixed price forward sales	45	US$2.05	1/1/2022	12/31/2022
Montney	Natural Gas	Fixed price forward sales	25	US$1.98	1/1/2023	10/31/2024
Montney	Natural Gas	Fixed price forward sales	15	US$1.98	11/1/2024	12/31/2024

	Commodity	Type	Volumes (Bbl/d)	Price (USD/Bbl)	Remaining Period
Area					Start Date	End Date
United States	WTI ¹	Fixed price derivative swap	20,000	$44.88	1/1/2022	12/31/2022

			Volumes (Bbl/d)	Average Put (USD/Bbl)	Average Call (USD/Bbl)	Remaining Period
Area	Commodity	Type				Start Date	End Date
United States	WTI ¹	Derivative collars	25,000	$63.24	$75.20	1/1/2022	12/31/2022
1 West Texas Intermediate

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Forward-Looking Statements
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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risks associated with interest rates, prices of crude oil, natural gas and petroleum products, and foreign currency exchange rates.  As described in Note L – Financial Instruments and Risk Management, Murphy makes use of derivative financial and commodity instruments to manage risks associated with existing or anticipated transactions.
There were commodity transactions in place as of December 31, 2021, covering certain future U.S. crude oil sales volumes in 2022. A 10% increase in the respective benchmark price of these commodities would have increased the net payable associated with these derivative contracts by approximately $100.9 million, while a 10% decrease would have decreased the recorded payable by a similar amount, resulting in a receivable.
There were no derivative foreign exchange contracts in place as of December 31, 2021.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information required by this item appears on pages 63 through 128 of this Form 10-K report.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

PART II
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
Based on their evaluation, with the participation of the Company’s management, as of December 31, 2021, the principal executive officer and principal financial officer of Murphy Oil Corporation have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by Murphy Oil Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Murphy’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.  KPMG LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 and their report is included on page 67 of this Form 10-K report.
There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
None
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers of the Company is included on page 28 of this Form 10-K report. Other information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 11, 2022 under the captions “Election of Directors” and “Committees.”
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
Item 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 11, 2022 under the captions “Compensation Discussion and Analysis” and “Compensation of Directors” and in various compensation schedules.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 11, 2022 under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Equity Compensation Plan Information.”
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 11, 2022 under the caption “Election of Directors.”
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185.
Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 11, 2022 under the caption “Audit Committee Report.”

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    1.    Financial Statements – The consolidated financial statements of Murphy Oil Corporation and consolidated subsidiaries are located or begin on the pages of this Form 10-K report as indicated below.
2.    Financial Statement Schedules

Schedule II – Valuation Accounts and Reserves	128

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
Exhibit 10.4 to Form 10-K for the year ended December 31, 2018
10.2	Murphy Oil Corporation 2017 Annual Incentive Plan	Exhibit A to definitive proxy statement filed March 28, 2016
*10.3	Murphy Oil Corporation Annual Incentive Plan
10.4	Murphy Oil Corporation 2012 Long-Term Incentive Plan	Exhibit A to definitive proxy statement filed March 29, 2012
10.5	Amendment to the Murphy Oil Corporation 2012 Long-Term Incentive Plan	Exhibit 10.8 to Form 10-K filed on February 27, 2020
10.6	Form of employee stock option (2012 Long-Term Plan)	Exhibit 99.1 to Form 10-K for the year ended December 31, 2013
10.7	Form of employee performance-based restricted stock unit grant agreement (2012 Long-Term Plan)	Exhibit 99.2 to Form 10-K for the year ended December 31, 2014
10.8	Form of stock appreciation right (2012 Long-Term Plan)	Exhibit 99.3 to Form 10-Q filed May 7, 2014
10.9	Form of employee time-based restricted stock unit grant agreement (2012 Long-Term Plan)	Exhibit 99.1 to Form 10-Q filed May 7, 2014
10.10	Form of employee time-based restricted stock unit-cash grant agreement (2012 Long-Term Plan)	Exhibit 99.2 to Form 10-Q filed May 7, 2014
10.11	Murphy Oil Corporation 2018 Long-Term Incentive Plan	Exhibit B to definitive proxy statement filed March 23, 2018
10.12	Amendment to the Murphy Oil Corporation 2018 Long-Term Incentive Plan	Exhibit 10.15 to Form 10-K filed on February 27, 2020
10.13	Form of employee performance-based restricted stock unit – stock settled grant agreement (2018 Long-Term Plan)	Exhibit 10.14 to Form 10-K for the year ended December 31, 2018
10.14	Form of employee performance-based restricted stock unit – stock settled grant agreement (2018 Long-Term Plan)	Exhibit 10.17 to Form 10-K filed on February 27, 2020
10.15	Form of employee time-based restricted stock unit – stock settled 3-year grant agreement (2018 Long-Term Plan)	Exhibit 10.15 to Form 10-K for the year ended December 31, 2018
10.16	Form of employee time-based restricted stock unit – stock settled 5-year grant agreement (2018 Long-Term Plan)	Exhibit 10.16 to Form 10-K for the year ended December 31, 2018
10.17	Murphy Oil Corporation 2020 Long-Term Incentive Plan	Exhibit A to definitive proxy statement filed March 30, 2020
10.18	Form of employee performance-based restricted stock unit – stock settled grant agreement (2020 LTI Plan)	Exhibit 10.21 to Form 10-K filed on February 26, 2021
10.19	Form of employee time-based restricted stock unit – stock settled 3-year grant agreement (2020 LTI Plan)	Exhibit 10.22 to Form 10-K filed on February 26, 2021
10.20	Form of employee time-based restricted stock unit – stock settled 5-year grant agreement (2020 LTI Plan)	Exhibit 10.23 to Form 10-K filed on February 26, 2021
10.21	Form of employee time-based restricted stock unit – cash settled 3-year grant agreement (2020 LTI Plan)	Exhibit 10.24 to Form 10-K filed on February 26, 2021
10.22	Form of employee time-based restricted stock unit – cash settled 5-year grant agreement (2020 LTI Plan)	Exhibit 10.25 to Form 10-K filed on February 26, 2021

10.23	Murphy Oil Corporation 2013 Stock Plan for Non-Employee Directors	Exhibit A to definitive proxy statement filed March 22, 2013
10.24	Form of non-employee director restricted stock unit award (2013 NED Plan)	Exhibit 99.2 to Form 10-Q filed November 6, 2013
10.25	Murphy Oil Corporation 2018 Stock Plan for Non-Employee Directors	Exhibit A to definitive proxy statement filed March 23, 2018
10.26	First Amendment to the 2018 Stock Plan for Non-Employee Directors	Exhibit 10.1 to Form 8-K filed April 25, 2018
10.27	Second Amendment to the 2018 Stock Plan for Non-Employee Directors	Exhibit 10.24 to Form 10-K filed on February 27, 2020
10.28	Form of non-employee director restricted stock unit award – stock settled grant agreement (2018 NED Plan)	Exhibit 10.20 to Form 10-K for the year ended December 31, 2018
10.29	Form of non-employee director restricted stock unit award – stock settled grant agreement (2018 NED Plan)	Exhibit 10.26 to Form 10-K filed on February 27, 2020
10.30	Murphy Oil Corporation Non-Qualified Deferred Compensation Plan for Non-Employee Directors	Exhibit 10.6 to Form 10-K for the year ended December 31, 2015
10.31	Tax Matters Agreement dated as of August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc.	Exhibit 10.1 to Form 8-K filed September 5, 2013
10.32	Employee Matters Agreement dated as of August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc.	Exhibit 10.3 to Form 8-K filed September 5, 2013
10.33	Trademark License Agreement dated as of August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc.	Exhibit 10.4 to Form 8-K filed September 5, 2013
*21.1	Subsidiaries of Murphy Oil Corporation
*23.1	Consent of Independent Registered Public Accounting Firm
*23.2	Consent of Ryder Scott Company, L.P.
*23.3	Consent of McDaniel & Associates Consultants Ltd.
*31.1	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.1	Ryder Scott reserves audit report for Eagle Ford Shale and Gulf of Mexico
*99.2	Ryder Scott reserves audit report for MP GOM JV
*99.3	McDaniel independent audit report for Canada Onshore and Offshore proved crude oil and natural gas reserves
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MURPHY OIL CORPORATION

By	/s/ ROGER W. JENKINS	Date:	February 25, 2022
Roger W. Jenkins, President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2022 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ CLAIBORNE P. DEMING	/s/ JAMES V. KELLEY
Claiborne P. Deming, Chairman and Director	James V. Kelley, Director

/s/ ROGER W. JENKINS	/s/ R. MADISON MURPHY
Roger W. Jenkins, President and Chief Executive Officer and Director (Principal Executive Officer)	R. Madison Murphy, Director

/s/ T. JAY COLLINS	/s/ JEFFREY W. NOLAN
T. Jay Collins, Director	Jeffrey W. Nolan, Director

/s/ STEVEN A. COSSE	/s/ ROBERT N. RYAN, JR.
Steven A. Cossé, Director	Robert N. Ryan, Jr., Director

/s/ LAWRENCE R. DICKERSON	/s/ NEAL E. SCHMALE
Lawrence R. Dickerson, Director	Neal E. Schmale, Director

/s/ MICHELLE A. EARLEY	/s/ LAURA A. SUGG
Michelle A. Earley, Director	Laura A. Sugg, Director

/s/ ELISABETH W. KELLER	/s/ DAVID R. LOONEY
Elisabeth W. Keller, Director	David R. Looney, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

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
An independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) and provides an objective, independent opinion about the Company’s consolidated financial statements.  The Audit Committee of the Board of Directors appoints the independent registered public accounting firm; ratification of the appointment is solicited annually from the shareholders. KPMG LLP’s opinion covering the Company’s consolidated financial statements can be found on page 64.
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
Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
KPMG LLP has performed an audit of the Company’s internal control over financial reporting, and their opinion thereon can be found on page 67.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Murphy Oil Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Murphy Oil Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Estimated oil and gas reserves used in the depletion of producing oil and gas properties

As discussed in Note A to the consolidated financial statements, the Company calculates depletion expense related to producing oil and gas properties using the units-of-production method. Under this method, costs to acquire interests in oil and gas properties and costs for the drilling and completion efforts for exploratory wells that find proved reserves and for development wells are capitalized. Capitalized costs of producing oil and gas properties, along with equipment and facilities that support production, are amortized to expense by the units-of-production method. The Company’s internal petroleum reserve engineers estimate proved oil and gas reserves and the Company engages third-party petroleum reserve specialists to perform an independent assessment. For the year ended

December 31, 2021, the Company recorded depreciation, depletion, and amortization expense of $795.1 million.
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

Evaluation of the realizability of deferred tax assets

As discussed in Note I to the consolidated financial statements, the Company had gross deferred tax assets of $1,147.1 million, which includes a deferred tax asset for U.S. net operating losses of $577.5 million, as of December 31, 2021. A valuation allowance is provided for deferred tax assets if it is more likely than not that all or a portion of these deferred tax assets will not be realized in a future period, which is dependent upon the generation of taxable income.

We identified the evaluation of the realizability of deferred tax assets as a critical audit matter. The evaluation of the realizability of deferred tax assets, especially those related to U.S. net operating loss carryforwards, required subjective auditor judgment to assess the application of tax laws and the projections of future taxable income over the periods in which those temporary differences become deductible. Changes in assumptions regarding future taxable income could have a significant impact on the Company’s evaluation of the realizability of the deferred tax assets.
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

Assessment of recoverability of property, plant, and equipment related to oil and gas properties
As described in Note A to the consolidated financial statements, the Company reviews their oil and gas properties for triggering events that would indicate potential impairment. The Company analyzes indicators for possible triggers of impairment such as a significant reduction in sales prices for oil or natural gas, unfavorable revisions of oil or natural gas reserves, changes to contracts, environmental regulations, tax law or other regulatory changes. If a triggering event is identified in relation to one or more properties, an undiscounted cash flow analysis is required to quantitatively evaluate recoverability. The Company compares estimated future net cash flows expected in connection with the property to the carrying amount of the property to determine if the carrying amount is recoverable or if further quantitative analysis is required.

We identified the assessment of recoverability of property, plant, and equipment related to oil and gas properties as a critical audit matter. There is a high degree of subjectivity in performing procedures due to the uncertainty associated with future commodity prices and estimated oil and gas reserves used in the Company’s assessment.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s property, plant, and equipment process for oil and gas properties including controls over the Company’s triggering event assessment process and oil and gas reserve estimation process. We compared future commodity price assumptions to publicly available market information. We assessed the competence, capabilities, and objectivity of the Company’s internal petroleum reserve engineers, who estimated the oil and gas reserves, and the third-party reserve specialists engaged by the Company to evaluate the estimated proved oil and gas reserves.

/s/ KPMG LLP
We have served as the Company’s auditor since 1952.
Houston, Texas
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Murphy Oil Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Murphy Oil Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Houston, Texas
February 25, 2022

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31 (Thousands of dollars except share amounts)		2021	2020
ASSETS
Current assets
Cash and cash equivalents		$521,184	310,606
Accounts receivable, net		258,150	262,014
Inventories	Note F	54,198	66,076
Prepaid expenses		31,925	33,860
Assets held for sale	Note E	15,453	327,736
Total current assets		880,910	1,000,292
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $12,457,851 in 2021 and $11,455,305 in 2020	Note D	8,127,852	8,269,038
Operating lease assets	Note U	881,389	927,658
Deferred income taxes	Note I	385,516	395,253
Deferred charges and other assets		29,273	28,611
Total assets		$10,304,940	10,620,852
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt, finance lease		$654	—
Accounts payable		623,129	407,097
Income taxes payable		19,951	18,018
Other taxes payable		20,306	22,498
Operating lease liabilities		139,427	103,758
Other accrued liabilities		360,859	150,578
Liabilities associated with assets held for sale	Note E	—	14,372
Total current liabilities		1,164,326	716,321
Long-term debt, including finance lease obligation	Note G	2,465,414	2,988,067
Asset retirement obligations	Note H	839,776	816,308
Deferred credits and other liabilities		570,574	680,580
Non-current operating lease liabilities	Note U	761,162	845,088
Deferred income taxes	Note I	182,892	180,341
Total liabilities		5,984,144	6,226,705
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued		—	—
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares in 2021 and 195,100,628 shares in 2020		195,101	195,101
Capital in excess of par value		926,698	941,692
Retained earnings		5,218,670	5,369,538
Accumulated other comprehensive loss	Note O	(527,711)	(601,333)
Treasury stock		(1,655,447)	(1,690,661)
Murphy Shareholders' Equity		4,157,311	4,214,337
Noncontrolling interest		163,485	179,810
Total equity		4,320,796	4,394,147
Total liabilities and equity		$10,304,940	10,620,852
See Notes to Consolidated Financial Statements, page 73.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31 (Thousands of dollars except per share amounts)	2021	2020	2019
Revenues and other income
Revenue from sales to customers	$2,801,215	1,751,709	2,817,111
(Loss) gain on derivative instruments	(525,850)	202,661	(856)
Gain on sale of assets and other income	23,916	12,971	12,798
Total revenues and other income	2,299,281	1,967,341	2,829,053
Costs and expenses
Lease operating expenses	539,546	600,076	605,180
Severance and ad valorem taxes	41,212	28,526	47,959
Transportation, gathering and processing	187,028	172,399	176,315
Exploration expenses, including undeveloped lease amortization	69,044	86,479	95,105
Selling and general expenses	121,950	140,243	232,736
Restructuring expenses	—	49,994	—
Depreciation, depletion and amortization	795,105	987,239	1,147,842
Accretion of asset retirement obligations	46,613	42,136	40,506
Impairment of assets	196,296	1,206,284	—
Other (benefit) expense	21,052	16,274	38,117
Total costs and expenses	2,017,846	3,329,650	2,383,760
Operating income (loss) from continuing operations	281,435	(1,362,309)	445,293
Other income (loss)
Interest income and other (loss)	(16,771)	(17,303)	(22,520)
Interest expense, net	(221,773)	(169,423)	(219,275)
Total other loss	(238,544)	(186,726)	(241,795)
Income (loss) from continuing operations before income taxes	42,891	(1,549,035)	203,498
Income tax expense (benefit)	(5,862)	(293,741)	14,683
Income (loss) from continuing operations	48,753	(1,255,294)	188,815
Income (loss) from discontinued operations, net of income taxes	(1,225)	(7,151)	1,064,487
Net income (loss) including noncontrolling interest	47,528	(1,262,445)	1,253,302
Less: Net income (loss) attributable to noncontrolling interest	121,192	(113,668)	103,570
NET INCOME (LOSS) ATTRIBUTABLE TO MURPHY	$(73,664)	(1,148,777)	1,149,732
INCOME (LOSS) PER COMMON SHARE – BASIC
Continuing operations	$(0.47)	(7.43)	0.52
Discontinued operations	(0.01)	(0.05)	6.49
Net income (loss)	$(0.48)	(7.48)	7.01
INCOME (LOSS) PER COMMON SHARE – DILUTED
Continuing operations	$(0.47)	(7.43)	0.52
Discontinued operations	(0.01)	(0.05)	6.46
Net income (loss)	$(0.48)	(7.48)	6.98

Cash dividends per Common share	$0.50	0.625	1.00

Average Common shares outstanding (thousands)
Basic	154,291	153,507	163,992
Diluted	154,291	153,507	164,812
See Notes to Consolidated Financial Statements, page 73.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31 (Thousands of dollars)	2021	2020	2019
Net income (loss) including noncontrolling interest	$47,528	(1,262,445)	1,253,302
Other comprehensive income (loss), net of tax
Net gain (loss) from foreign currency translation	12,116	29,241	66,600
Retirement and postretirement benefit plans	59,816	(57,617)	(35,979)
Deferred loss on interest rate hedges reclassified to interest expense	1,690	1,204	5,005
Other comprehensive income (loss)	73,622	(27,172)	35,626
Comprehensive income (loss)	121,150	(1,289,617)	1,288,928
Comprehensive income (loss) attributable to noncontrolling interest	(121,192)	113,668	(103,570)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO MURPHY	$(42)	(1,175,949)	1,185,358
See Notes to Consolidated Financial Statements, page 73.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Thousands of dollars)	2021	2020	2019
Operating Activities
Net income (loss) including noncontrolling interest	$47,528	(1,262,445)	1,253,302
Adjustments to reconcile net income (loss) to net cash provided by continuing operations activities
Depreciation, depletion and amortization	795,105	987,239	1,147,842
Impairment of assets	196,296	1,206,284	—
Mark to market loss on derivative instruments	112,113	69,310	33,364
Mark to market loss (gain) on contingent consideration	63,147	(13,783)	8,672
Long-term non-cash compensation	63,382	46,558	76,958
Accretion of asset retirement obligations	46,613	42,136	40,506
Amortization of undeveloped leases	18,925	26,743	27,973
Previously suspended exploration costs	17,339	21,099	12,840
Deferred income tax (benefit) expense	(4,146)	(278,042)	28,530
Loss (income) from discontinued operations	1,225	7,151	(1,064,487)
Net decrease (increase) in noncash working capital	118,457	(32,027)	(16,887)
Other operating activities, net	(53,821)	(35,080)	(59,508)
Noncash restructuring expense	—	17,565	—
Net cash provided by continuing operations activities	1,422,163	802,708	1,489,105
Investing Activities
Property additions and dry hole costs	(670,479)	(759,809)	(1,244,069)
Proceeds from sales of property, plant and equipment	270,503	13,750	20,382
Property additions for King's Quay FPS	(17,734)	(112,961)	(100,202)
Acquisition of oil and natural gas properties	—	—	(1,212,315)
Net cash required by investing activities	(417,710)	(859,020)	(2,536,204)
Financing Activities
Retirement of debt	(876,358)	(12,225)	(521,332)
Debt issuance, net of cost	541,913	(613)	542,394
Repayment of revolving credit facility	(365,000)	(250,000)	(2,050,000)
Borrowings on revolving credit facility	165,000	450,000	1,725,000
Distributions to noncontrolling interest	(137,517)	(43,673)	(128,158)
Cash dividends paid	(77,204)	(95,989)	(163,669)
Early redemption of debt cost	(39,335)	—	(26,626)
Withholding tax on stock-based incentive awards	(5,209)	(7,094)	(6,991)
Capital lease obligation payments	(803)	(695)	(688)
Repurchase of common stock	—	—	(499,924)
Net cash (required) provided by financing activities	(794,513)	39,711	(1,129,994)
Cash Flows from Discontinued Operations [1]
Operating activities	—	(1,202)	73,783
Investing activities	—	4,494	2,022,034
Financing activities	—	—	(4,914)
Net cash provided by discontinued operations	—	3,292	2,090,903
Cash from discontinued operations	—	18,438	2,120,397
Effect of exchange rate changes on cash and cash equivalents	638	2,009	3,533
Net increase in cash and cash equivalents	210,578	3,846	(53,163)
Cash and cash equivalents at beginning of period	310,606	306,760	359,923
Cash and cash equivalents at end of period	$521,184	310,606	306,760
1 Net cash provided by discontinued operations are not part of the cash flow reconciliation.
See Notes to Consolidated Financial Statements, page 73.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31 (Thousands of dollars except number of shares)	2021	2020	2019
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	$—	—	—
Common Stock – par $1.00, authorized 450,000,000 shares at December 31, 2021, 2020 and 2019, issued 195,100,628 at December 31, 2021, 195,100,628 shares at December 31, 2020 and 195,089,269 at December 31, 2019

Balance at beginning of year	195,101	195,089	195,077
Exercise of stock options	—	12	12
Balance at end of year	195,101	195,101	195,089
Capital in Excess of Par Value
Balance at beginning of year	941,692	949,445	979,642
Stock-based compensation	25,429	26,052	33,235
Restricted stock transactions and other	(38,749)	(33,649)	(38,731)
Exercise of stock options, including income tax benefits	(1,674)	(156)	(182)
Fair value increase in common controlled assets	—	—	(24,519)
Balance at end of year	926,698	941,692	949,445
Retained Earnings
Balance at beginning of year	5,369,538	6,614,304	5,513,529
Net income (loss) for the year attributable to Murphy	(73,664)	(1,148,777)	1,149,732
Cash dividends	(77,204)	(95,989)	(163,669)
Sale and leaseback gain recognized upon adoption of ASC 842, net of tax impact	—	—	114,712
Balance at end of year	5,218,670	5,369,538	6,614,304
Accumulated Other Comprehensive Loss
Balance at beginning of year	(601,333)	(574,161)	(609,787)
Foreign currency translation gains (losses), net of income taxes	12,116	29,241	66,600
Retirement and postretirement benefit plans, net of income taxes	59,816	(57,617)	(35,979)
Deferred loss on interest rate hedge reclassified to interest expense, net of income taxes	1,690	1,204	5,005
Balance at end of year	(527,711)	(601,333)	(574,161)
Treasury Stock
Balance at beginning of year	(1,690,661)	(1,717,217)	(1,249,162)
Awarded restricted stock, net of forfeitures	33,888	26,556	31,869
Exercise of stock options	1,326	—	—
Purchase of treasury shares	—	—	(499,924)
Balance at end of year – 40,637,578 of Common Stock in 2021, 41,502,003 shares of Common Stock in 2020, and 42,153,908 shares of Common Stock in 2019	(1,655,447)	(1,690,661)	(1,717,217)
Murphy Shareholders’ Equity	4,157,311	4,214,337	5,467,460
Noncontrolling Interest
Balance at beginning of year	179,810	337,151	368,343
Net income (loss) attributable to noncontrolling interest	121,192	(113,668)	103,570
Distributions to noncontrolling interest owners	(137,517)	(43,673)	(128,158)
Acquisition closing adjustments	—	—	(6,604)
Balance at end of year	163,485	179,810	337,151
Total Equity	$4,320,796	4,394,147	5,804,611
See Notes to Consolidated Financial Statements, page 73.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the consolidated financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 68-72 of the Form 10-K report.
Note A – Significant Accounting Polices
NATURE OF BUSINESS – Murphy Oil Corporation is an international oil and natural gas company that conducts its business through various operating subsidiaries.  The Company primarily produces oil and natural gas in the United States and Canada and conducts oil and natural gas exploration activities worldwide.  The Company sold its Malaysian assets in 2019, and they are reported as discontinued operations.
In connection with the LLOG Exploration Offshore L.L.C. and LLOG Bluewater Holdings, L.L.C., (LLOG) acquisition, we hold a 0.5% interest in two variable interest entities (VIEs), Delta House Oil and Gas Lateral LLC and Delta House Floating Production System (FPS) LLC (collectively Delta House). These VIEs have not been consolidated because we are not considered the primary beneficiary. These non-consolidated VIEs are not material to our financial position or results of operations. As of December 31, 2021, our maximum exposure to loss was $3.4 million (excluding operational impacts), which represents our net investment in Delta House. We have not provided any financial support to Delta House other than amounts previously required by our membership interest.
PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of Murphy Oil Corporation and all majority-owned subsidiaries.  Undivided interests in oil and natural gas joint ventures are consolidated on a proportionate basis.  Investments in affiliates in which the Company owns from 20% to 50% are accounted for by the equity method.  Beginning in the fourth quarter of 2018, Murphy reports 100% of the sales volume, revenues, costs, assets and liabilities including the 20% noncontrolling interest (NCI), of MP GOM in accordance with accounting for noncontrolling interest as prescribed by ASC 810-10-45. Other investments are generally carried at cost.  Intercompany accounts and transactions are eliminated.
REVENUE RECOGNITION – Revenues from sales of crude oil, natural gas liquids and natural gas are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customer; the amount of revenue recognized reflects the consideration expected in exchange for those commodities.  The Company measures revenue based on consideration specified in a contract and excludes taxes and other amounts collected on behalf of third parties.  Revenues from the production of oil and natural gas properties in which Murphy shares in the undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Natural gas imbalances occur when the Company’s actual natural gas sales volumes differ from its proportional share of production from the well.  The company follows the sales method of accounting for these natural gas imbalances.  The Company records a liability for natural gas imbalances when it has sold more than its working interest of natural gas production and the estimated remaining reserves make it doubtful that partners can recoup their share of production from the field.  At December 31, 2021 and 2020, the liabilities for natural gas balancing were immaterial.  Gains and losses on asset disposals or retirements are included in net income/(loss) as a component of revenues.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note A – Significant Accounting Policies (Contd.)
ACCOUNTS RECEIVABLE – At December 31, 2021 and 2020, the Company’s accounts receivable primarily consisted of amounts owed to the Company by customers for sales of crude oil and natural gas and operating costs related to joint venture partners working interest share.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on these receivables.  The Company reviews this allowance for adequacy at least quarterly and bases its assessment on a combination of current information about its customers, joint venture partners, and historical write-off experience.  Any trade accounts receivable balances written off are charged against the allowance for doubtful accounts.  The Company has not experienced any significant credit-related losses in the past three years.
INVENTORIES – Amounts included in the Consolidated Balance Sheets include unsold crude oil production and materials and supplies associated with oil and natural gas production operations.  Unsold crude oil production is carried in inventory at the lower of cost (applied on a first-in, first-out basis and includes costs incurred to bring the inventory to its existing condition), or market.  Materials and supplies inventories are valued at the lower of average cost or estimated market value and generally consist of tubulars and other drilling equipment. See Note F.
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
Oil and natural gas properties are evaluated by field for potential impairment.  Other properties are evaluated for impairment on a specific asset basis or in groups of similar assets as applicable.  An impairment is recognized when there are indications that the estimated undiscounted future net cash flows of an asset are less than its carrying value.  If an impairment occurs, the carrying value of the impaired asset is reduced to fair value. In 2021 and 2020, the Company recognized pretax noncash impairment charges of $196.3 million and $1,206.3 million, respectively, to reduce the carrying values at select properties. In 2021, the Company recorded an impairment charge of $171.3 million for Terra Nova due to the status, including agreements with the partners, of operating and production plans and $25.0 million for assets reported as Assets held for sale in the Consolidated Balance Sheets. See also Note D for further discussion of impairment charges.
The Company records a liability for asset retirement obligations (ARO) equal to the fair value of the estimated cost to retire an asset.  The ARO liability is initially recorded in the period in which the obligation meets the definition of a liability, which is generally when a well is drilled or the asset is placed in service.  The ARO liability is estimated by the Company’s engineers using existing regulatory requirements and anticipated future inflation rates.  When the liability is initially recorded, the Company increases the carrying amount of the related long-lived asset by an amount equal to the original liability.  The liability is increased over time to reflect the change in its present value, and the capitalized cost is depreciated over the useful life of the related long-lived asset.  The Company reevaluates the adequacy of its recorded ARO liability at least annually.  Actual costs of asset retirements such as dismantling oil and natural gas production facilities and site restoration are charged against the related liability. See Note H.
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
LEASES - At inception, contracts are assessed for the presence of a lease according to criteria laid out by ASC 842. If a lease is present, further criteria is assessed to determine if the lease should be classified as an operating or finance lease. Operating leases are presented on the Consolidated Balance Sheet as Operating lease assets with the corresponding lease liabilities presented in Operating lease liabilities and Non-current operating lease liabilities. Finance lease assets (related to Brunei) are presented on the Consolidated Balance Sheet within Property, plant and equipment with the corresponding liabilities presented in Current maturities of long-term debt and Long-term debt.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note A – Significant Accounting Policies (Contd.)
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – The fair value of a derivative instrument is recognized as an asset or liability in the Company’s Consolidated Balance Sheets.  Upon entering into a derivative contract, the Company may designate the derivative as either a fair value hedge or a cash flow hedge or decide that the contract is not a hedge for accounting purposes, and thenceforth, recognize changes in the fair value of the contract in earnings.  The Company documents the relationship between the derivative instrument designated as a hedge and the hedged items as well as its objective for risk management and strategy for the use of the hedging instrument to manage the risk.  Derivative instruments designated as fair value or cash flow hedges are linked to specific assets and liabilities or to specific firm commitments or forecasted transactions.  The Company assesses at inception and on an ongoing basis whether a derivative instrument accounted for as a hedge is highly effective in offsetting changes in the fair value or cash flows of the hedged item.  A derivative that is not a highly effective hedge does not qualify for hedge accounting.  The change in the fair value of a qualifying fair value hedge is recorded in earnings along with the gain or loss on the hedged item.  The effective portion of the change in the fair value of a qualifying cash flow hedge is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets until the hedged item is recognized currently in earnings.  If a derivative instrument no longer qualifies as a cash flow hedge and the underlying forecasted transaction is no longer probable of occurring, hedge accounting is discontinued, and the gain or loss recorded in Accumulated other comprehensive loss is recognized immediately in earnings. All commodity price derivatives for the periods provided are not designated as cash flow or fair value hedges and therefore changes in fair value are recognized in earnings.
FAIR VALUE MEASUREMENTS– The Company carries certain assets and liabilities at fair value in its Consolidated Balance Sheets.  Fair value is determined using various techniques depending on the availability of observable inputs.  Level 1 inputs include quoted prices in active markets for identical assets or liabilities.  Level 2 inputs include observable inputs other than quoted prices included within Level 1.  Level 3 inputs are unobservable inputs which reflect assumptions about pricing by market participants. See Note P.
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
Cash-Settled Awards – The Company accounts for stock appreciation rights (SAR), cash-settled restricted stock units (CRSU) and phantom stock units as liability awards.  Expense associated with these awards are recognized over the vesting period based on the latest available estimate of the fair value of the awards, which is generally determined using a Black-Scholes method for SAR, a Monte Carlo method for performance-based CRSU, and the period-end price of the Company’s common stock for time-based CRSU and phantom units.  When SAR are exercised and when CRSU and phantom units settle, the Company adjusts previously recorded expense to the final amounts paid out in cash for these awards. See Note J.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note A – Significant Accounting Policies (Contd.)
PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – The Company recognizes the funded status (the difference between the fair value of plan assets and the projected benefit obligation) of its defined benefit and other postretirement benefit plans in the Consolidated Balance Sheets.  Changes in the funded status which have not yet been recognized in the Consolidated Statement of Operations are recorded net of tax in Accumulated other comprehensive loss.  The remaining amounts in Accumulated other comprehensive loss include net actuarial losses and prior service (cost) credit. See Note K.
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
Note B – New Accounting Principles and Recent Accounting Pronouncements
Accounting Principles Adopted
Compensation-Retirement Benefits-Defined Benefit Plans-General. In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-14 which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public companies, the amendments in this ASU are effective for fiscal years ending after December 15, 2020, with early adoption permitted, and is to be applied on a retrospective basis to all periods presented. The Company adopted the standard in the fourth quarter of 2020, and it did not have a material impact on its consolidated financial statements.
Financial Instruments – Credit Losses. In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13 which replaces the impairment model for most financial assets, including trade receivables, from the incurred loss methodology to a forward-looking expected loss model that will result in earlier recognition of credit losses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, with early adoption permitted, and is to be applied on a modified retrospective basis. The Company adopted this accounting standard in the first quarter of 2020, and it did not have a material impact on its consolidated financial statements.
Fair Value Measurement.  In August 2018, the FASB issued ASU 2018-13 which modifies disclosure requirements related to fair value measurement.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date. The Company adopted this accounting standard in the first quarter of 2020, and it did not have a material impact on its consolidated financial statements.
Income Taxes.  In December 2019, the FASB issued ASU 2019-12, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Implementation on a prospective or retrospective basis varies by specific topics within the ASU. The Company adopted this guidance in the first quarter of 2021, and it did not have a material impact on its consolidated financial statements.
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
For operated oil and gas production where the non-operated working interest owner does not take-in-kind its proportionate interest in the produced commodity, the Company acts as an agent for the working interest owner and recognizes revenue only for its own share of the commingled production. The exception to this is the reporting of the noncontrolling interest in MP GOM as prescribed by U.S. GAAP.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note C – Revenue from Contracts with Customers (Contd.)
For the years ended December 31, 2021, 2020, and 2019 the Company recognized $2,801.2 million, $1,751.7 million and $2,817.1 million, respectively, from contracts with customers for the sales of oil, natural gas liquids and natural gas.

		Years Ended December 31,
(Thousands of dollars)		2021	2020	2019
Net crude oil and condensate revenue
United States	Onshore	$626,136	353,311	750,278
	Offshore	1,478,993	940,265	1,477,816
Canada	Onshore	119,799	93,591	116,174
	Offshore	92,741	71,495	159,254
Other		4,924	1,806	11,642
Total crude oil and condensate revenue		2,322,593	1,460,468	2,515,164

Net natural gas liquids revenue
United States	Onshore	50,189	22,504	30,615
	Offshore	44,411	19,749	26,968
Canada	Onshore	16,375	8,921	12,001
Total natural gas liquids revenue		110,975	51,174	69,584

Net natural gas revenue
United States	Onshore	39,803	20,132	27,668
	Offshore	81,944	49,300	46,259
Canada	Onshore	245,900	170,635	158,436
Total natural gas revenue		367,647	240,067	232,363
Total revenue from contracts with customers [1]		2,801,215	1,751,709	2,817,111

Gain (loss) on crude contracts		(525,850)	202,661	(856)
Gain on sale of assets and other income [2]		23,916	12,971	12,798
Total revenue and other income		$2,299,281	1,967,341	2,829,053
1 Includes revenue attributable to noncontrolling interest in MP GOM.
2 Gain on sale of Malaysia operations of $985.4 million in 2019 is reported in discontinued operations. See Note E.
Contract Balances and Asset Recognition
As of December 31, 2021 and 2020, receivables from contracts with customers, net of royalties and associated payables, on the balance sheet from continuing operations, were $169.8 million and  $135.2 million, respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on a forward-looking expected loss model in accordance with ASU 2016-13, the Company did not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.
The Company has not entered into any revenue contracts that have financing components as of December 31, 2021, 2020 or 2019.
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
As of December 31, 2021, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period of 12 months or more starting at the inception of the contract:

Current Long-Term Contracts Outstanding at December 31, 2021
Location	Commodity	End Date		Description	Approximate Volumes
U.S.	Natural Gas and NGL	Q1 2023		Deliveries from dedicated acreage in Eagle Ford	As produced
Canada	Natural Gas	Q4 2022		Contracts to sell natural gas at USD index pricing	8 MMCFD
Canada	Natural Gas	Q4 2022		Contracts to sell natural gas at CAD fixed prices	5 MMCFD
Canada	Natural Gas	Q4 2022		Contracts to sell natural gas at USD fixed pricing	20 MMCFD
Canada	Natural Gas	Q4 2023		Contracts to sell natural gas at USD index pricing	25 MMCFD
Canada	Natural Gas	Q4 2023	[1]	Contracts to sell natural gas at CAD fixed prices	38 MMCFD
Canada	Natural Gas	Q4 2024		Contracts to sell natural gas at USD index pricing	31 MMCFD
Canada	Natural Gas	Q4 2024		Contracts to sell natural gas at CAD fixed prices	100 MMCFD
Canada	Natural Gas	Q4 2024	[1]	Contracts to sell natural gas at CAD fixed prices	34 MMCFD
Canada	Natural Gas	Q4 2024		Contracts to sell natural gas at USD fixed pricing	15 MMCFD
Canada	Natural Gas	Q4 2026		Contracts to sell natural gas at USD index pricing	49 MMCFD
Canada	NGL	Q3 2023		Contracts to sell natural gas liquids at CAD pricing	952 MMCFD
1 These contracts are scheduled to commence after the balance sheet date, during Q1 2022.
Fixed price contracts are accounted for as normal sales and purchases for accounting purposes.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note D – Property, Plant and Equipment

	December 31, 2021			December 31, 2020
(Thousands of dollars)	Cost	Net		Cost	Net
Exploration and production ¹	$20,440,568	8,098,396	[2]	19,583,682	8,232,191	[2]
Corporate and other	145,135	29,456		140,661	36,847
Property, plant and equipment	$20,585,703	8,127,852		19,724,343	8,269,038
¹ Includes unproved mineral rights as follows:	$615,724	131,107		649,704	530,194
2  Includes $22,543 in 2021 and $22,940 in 2020 related to administrative assets and support equipment.
Divestments
In March 2021, the King’s Quay FPS was sold to ArcLight Capital Partners, LLC (ArcLight) for proceeds of $267.7 million, which reimburses the Company for previously incurred capital expenditures.
In 2019, the Company completed a divestiture of its two subsidiaries conducting Malaysian operations, Murphy Sabah Oil Co., Ltd. and Murphy Sarawak Oil Co., Ltd., in a transaction with PTT Exploration and Production Public Company Limited (PTTEP) which was effective January 1, 2019. Total cash consideration received upon closing was $2.0 billion. A gain on sale of $985.4 million was recorded as part of discontinued operations on the Consolidated Statement of Operations in 2019. Murphy was entitled to receive a $100.0 million bonus payment contingent upon certain future exploratory drilling results prior to October 2020; however, the results were not achieved.
Acquisitions
In 2019, the Company acquired strategic deepwater Gulf of Mexico assets from LLOG Exploration Offshore L.L.C. and LLOG Bluewater Holdings, L.L.C., (LLOG). Under the terms of the transaction, Murphy paid cash consideration of $1,236.2 million and has an obligation to pay additional contingent consideration of up to $200 million in the event that certain revenue thresholds are exceeded between 2019 and 2022; and $50.0 million following first oil from certain development projects. The revenue threshold was not exceeded for 2019 or 2020; however, the threshold was met in 2021.
In 2018, the Company, through a subsidiary, acquired all of the Gulf of Mexico producing assets from Petrobras America Inc. (PAI), a subsidiary of Petrobras. Under the terms of the transaction, Murphy paid cash consideration of $780.7 million and has an obligation to pay additional contingent consideration of up to $150.0 million if certain price and production thresholds are exceeded beginning in 2019 through 2025; and $50.0 million carry for PAI development costs in the St. Malo Field if certain enhanced oil recovery projects are undertaken. The price and production thresholds were not exceeded for 2019 and 2020; however, the thresholds were met in 2021. As of December 31, 2021, Murphy had completely funded the carried interest.
Impairments
During the first quarter of 2021, the Company recorded an impairment charge of $171.3 million for Terra Nova due to the status, including agreements with the partners, of operating and production plans. Subsequently, the Company acquired an additional 7.525% working interest at Terra Nova following a commercial agreement to sanction an asset life extension project.
In the fourth quarter of 2021, the Company recorded an impairment charge of $25.0 million for assets reported as Assets held for sale in the Consolidated Balance Sheet.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note D - Property, Plant and Equipment (Contd.)
The following table reflects the recognized before tax impairments for the three years ended December 31, 2021.

	December 31,
(Thousands of dollars)	2021	2020	2019
Canada	$171,296	—	—
Other Foreign	18,000	39,709	—
Corporate	7,000	14,060	—
U.S.	—	1,152,515	—
	$196,296	1,206,284	—
Exploratory Wells
Under FASB guidance exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project.
At December 31, 2021, 2020 and 2019, the Company had total capitalized drilling costs pending the determination of proved reserves of $179.5 million, $181.6 million and $217.3 million, respectively.  The following table reflects the net changes in capitalized exploratory well costs during the three-year period ended December 31, 2021.

(Thousands of dollars)	2021	2020	2019
Beginning balance at January 1	$181,616	217,326	207,855
Additions pending the determination of proved reserves	16,725	3,999	83,712
Reclassifications to proved properties based on the determination of proved reserves	—	—	(61,096)
Capitalized exploration well costs charged to expense	(18,860)	(39,709)	(13,145)
Ending balance at December 31	$179,481	181,616	217,326
The capitalized well costs charged to expense during 2021 and 2020 principally represent charges for asset impairments (see above). The capitalized well costs charged to expense during 2019 included the CM-1X and the CT-1X wells in Vietnam Block 11-2/11. The wells were originally drilled in 2017.
The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed for each individual well and the number of projects for which exploratory well costs has been capitalized.  The projects are aged based on the last well drilled in the project.

	2021			2020			2019
(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$13,273	3	3	$—	—	—	$63,409	5	5
One to two years	—	—	—	54,220	5	5	—	—	—
Two to three years	53,070	5	5	—	—	—	27,396	1	—
Three years or more	113,138	6	—	127,396	6	—	126,521	5	—
	$179,481	14	8	$181,616	11	5	$217,326	11	5
Of the $166.2 million of exploratory well costs capitalized more than one year at December 31, 2021, $93.1 million is in Vietnam, $45.0 million is in the U.S., $7.9 million is in Brunei, $15.3 million is in Mexico, and $4.8 million is in Canada. In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note E – Assets Held for Sale and Discontinued Operations
The following table presents the carrying value of the major categories of assets and liabilities that are reflected as held for sale on the Company’s Consolidated Balance Sheets at December 31, 2021 and 2020. As of December 31, 2021, these include the net property, plant equipment of the CA-2 project in Brunei and the Company’s office building in El Dorado, Arkansas. The Company’s CA-1 asset in Brunei is no longer being marketed for sale. As of December 31, 2020, the balance also included $250.1 million for the King’s Quay Floating Production System (FPS), which was sold in March 2021 (see Note D).

(Thousands of dollars)	2021	2020
Current assets
Cash	$—	10,185
Inventories	—	406
Property, plant, and equipment, net	15,453	307,704
Deferred income taxes and other assets	—	9,441
Total current assets associated with assets held for sale	15,453	327,736
Current liabilities
Accounts payable	—	5,306
Other accrued liabilities	—	45
Current maturities of long-term debt (finance lease)	—	737
Taxes payable	—	1,510
Asset retirement obligation	—	261
Long-term debt (finance lease)	—	6,513
Total current liabilities associated with assets held for sale	$—	14,372
The Company has accounted for its former Malaysian exploration and production operations and its former U.K. and U.S. refining and marketing operations as discontinued operations for all periods presented. The results of operations associated with discontinued operations are presented in the following table.

(Thousands of dollars)	2021	2020	2019
Revenues [1]	$795	4,090	1,364,943
Costs and expenses
Lease operating expense	—	—	127,138
Depreciation, depletion and amortization	—	—	33,697
Other costs and expenses (benefits)	2,020	11,241	81,538
Total income from discontinued operations before taxes	(1,225)	(7,151)	1,122,570
Income tax expense	—	—	58,083
Income from discontinued operations	$(1,225)	(7,151)	1,064,487
1 2019 includes a $985.4 million gain on sale of the Malaysia operations.
Note F – Inventories
Inventories consisted of the following at December 31, 2021 and 2020:

	December 31,
(Thousands of dollars)	2021	2020
Unsold crude oil	$15,497	16,399
Materials and supplies	38,701	49,677
Inventories	$54,198	66,076

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note G – Financing Arrangements and Debt
As of December 31, 2021, the Company has a $1.6 billion revolving credit facility (RCF). The RCF is a senior unsecured guaranteed facility which expires in November 2023. At December 31, 2021, the Company had no outstanding borrowings under the RCF and $31.4 million of outstanding letters of credit, which reduces the borrowing capacity of the RCF. At December 31, 2021, the interest rate in effect on borrowings under the facility would have been 1.78%. At December 31, 2021, the Company was in compliance with all covenants related to the RCF.
In March 2021, the Company issued $550.0 million of new notes that bear interest at a rate of 6.375% and mature on July 15, 2028. The Company incurred transaction costs of $8.1 million on the issuance of these new notes and the Company will pay interest semi-annually on January 15 and July 15 of each year. The proceeds of the $550.0 million notes, along with cash on hand, were used to redeem and cancel $259.3 million of the Company’s 4.00% notes due June 2022 and $317.1 million of the Company’s 4.95% notes due December 2022 (originally issued as 3.70% notes due 2022; collectively the 2022 Notes). The cost of the debt extinguishment of $36.9 million is included in Interest expense, net on the Consolidated Statement of Operations for the year ended December 31, 2021. The cash costs of $34.2 million are shown as a financing activity on the Consolidated Statement of Cash Flows for the year ended December 31, 2021.
In August 2021, the Company redeemed $150.0 million aggregate principal amount of its 6.875% senior notes due 2024 (2024 Notes). The cost of the debt extinguishment of $3.5 million is included in Interest expense, net on the Consolidated Statement of Operations for the year ended December 31, 2021. The cash costs of $2.6 million are shown as a financing activity on the Consolidated Statement of Cash Flows for the year ended December 31, 2021.
In December 2021, the Company redeemed an additional $150.0 million aggregate principal amount of the 2024 Notes. The cost of the debt extinguishment of $3.4 million is included in Interest expense, net on the Consolidated Statement of Operations for the year ended December 31, 2021. The cash costs of $2.6 million are shown as a financing activity on the Consolidated Statement of Cash Flows for the year ended December 31, 2021.
Long-term debt consisted of the following as of December 31, 2021 and 2020:

	December 31,
(Thousands of dollars)	2021	2020
Notes payable
4.00% notes, due June 2022	$—	259,291
4.95% notes, due December 2022 ¹	—	317,067
6.875% notes, due August 2024	242,428	542,428
5.75% notes, due August 2025	548,675	548,675
5.875% notes, due December 2027	543,249	543,249
6.375% notes, due July 2028	550,000	—
7.05% notes, due May 2029	250,000	250,000
6.375% notes, due December 2042 ¹	349,000	349,000
Total notes payable	2,483,352	2,809,710
Unamortized debt issuance cost and discount on notes payable	(22,773)	(21,643)
Total notes payable, net of unamortized discount	2,460,579	2,788,067
Capitalized lease obligation, due through March 2029 ¹	5,489	—
Total debt including current maturities	2,466,068	2,788,067
Senior Unsecured Revolving Credit Facility	—	200,000
Current maturities	(654)	—
Total long-term debt	$2,465,414	2,988,067
1 Coupon rate may fluctuate 25 basis points if rating is periodically downgraded or upgraded by S&P and Moody’s.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note G - Financing Arrangements and Long-Term Debt (Contd.)
The amount of long-term debt repayable over each of the next five years and thereafter are as follows:  nil in 2022, nil in 2023, $242.4 million in 2024, $548.7 million in 2025, nil in 2026 and $1.69 billion thereafter.
The Company also has a shelf registration statement on file with the U.S. Securities and Exchange Commission that permits the offer and sale of debt and/or equity securities through October 15, 2024.
Note H – Asset Retirement Obligations
The asset retirement obligations liabilities (ARO) recognized by the Company at December 31, 2021 and 2020 are related to the estimated costs to dismantle and abandon its producing oil and natural gas properties and related equipment.
A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligation for 2021 and 2020 is shown in the following table.

(Thousands of dollars)	2021	2020
Balance at beginning of year	$849,956	865,109
Accretion expense	46,613	42,136
Liabilities incurred	54,439	14,736
Revisions of previous estimates	48,737	(70,098)
Liabilities settled	(27,824)	(4,816)
Liabilities associated with assets held for sale	263	(21)
Changes due to translation of foreign currencies	(291)	2,910
Balance at end of year	971,893	849,956
Current portion of liability at end of year ¹	(132,117)	(33,648)
Noncurrent portion of liability at end of year	$839,776	816,308
1 Included in Other accrued liabilities on the Consolidated Balance Sheets.
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

(Thousands of dollars)	2021	2020	2019
Income (loss) from continuing operations before income taxes
United States	$114,659	(1,407,598)	282,199
Foreign	(71,768)	(141,437)	(78,701)
Total	$42,891	(1,549,035)	203,498
Income tax expense (benefit)
U.S. Federal – Current	$—	(10,627)	—
– Deferred	(1,480)	(249,253)	30,598
Total U.S. Federal	(1,480)	(259,880)	30,598
State	3,303	(8,413)	5,139
Foreign – Current	(5,158)	(5,072)	(17,823)
– Deferred	(2,527)	(20,376)	(3,231)
Total Foreign	(7,685)	(25,448)	(21,054)
Total	$(5,862)	(293,741)	14,683

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note I – Income Taxes (Contd.)
The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense.

(Thousands of dollars)	2021	2020	2019
Income tax expense (benefit) based on the U.S. statutory tax rate	$9,007	(325,299)	42,735
Alberta tax rate reduction and tax impact of deemed repatriation of foreign invested earnings (U.S. tax reform)	—	—	(17,019)
Foreign income (loss) subject to foreign tax rates different than the U.S. statutory rate	13,270	(3,791)	(1,122)
State income taxes, net of federal benefit	2,500	(6,646)	4,060
U.S. tax benefit on certain foreign upstream investments	(8,916)	—	(14,975)
Increase in deferred tax asset valuation allowance related to other foreign exploration expenditures	4,814	7,707	10,927
Tax effect on income attributable to noncontrolling interest	(25,450)	23,712	(21,750)
Other, net	(1,087)	10,576	11,827
Total	$(5,862)	(293,741)	14,683
An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 showing the tax effects of significant temporary differences follows.

(Thousands of dollars)	2021	2020
Deferred tax assets
Property and leasehold costs	$241,833	95,141
Liabilities for dismantlements	37,728	28,475
Postretirement and other employee benefits	114,790	128,281
U. S. net operating loss	577,531	589,067
Investment in partnership	39,396	65,216
Other deferred tax assets	135,838	112,685
Total gross deferred tax assets	1,147,116	1,018,865
Less valuation allowance	(111,259)	(106,448)
Net deferred tax assets	1,035,857	912,417
Deferred tax liabilities
Deferred tax on undistributed foreign earnings	(5,000)	(5,000)
Accumulated depreciation, depletion and amortization	(786,846)	(665,255)
Other deferred tax liabilities	(41,387)	(27,250)
Total gross deferred tax liabilities	(833,233)	(697,505)
Net deferred tax (liabilities) assets	$202,624	214,912
In management’s judgment, the net deferred tax assets in the preceding table are more likely than not to be realized based on the consideration of deferred tax liability reversals and future taxable income. The valuation allowance for deferred tax assets relate primarily to tax assets arising in foreign tax jurisdictions that in the judgment of management at the present time are more likely than not to be unrealized. The valuation allowance increased $4.8 million in 2021, related all to non-U.S. items. Subsequent reductions of the valuation allowance are expected to be reported as reductions of tax expense assuming no offsetting change in the deferred tax asset.
The Company has an estimated U.S. net operating loss of $2.75 billion at year-end 2021 with a corresponding deferred tax asset of $577.5 million.  The Company believes the U.S. net operating loss being carried forward will more likely than not be utilized in future periods prior to expirations in 2036 and 2037.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note I – Income Taxes (Contd.)
Other Information
Currently the Company considers $100 million of Canada’s past foreign earnings not permanently reinvested, with an accompanying $5 million liability.  At December 31, 2021, $1.4 billion of past foreign earnings are considered permanently reinvested.  The Company closely and routinely monitors these reinvestment positions considering underlying facts and circumstances pertinent to our business and the future operation of the company.
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

(Thousands of dollars)	2021	2020	2019
Balance at January 1	$2,832	2,538	2,903
Additions for tax positions related to current year	71	3,042	456
Settlements due to lapse of time	—	—	(821)
Settlements with taxing authorities	—	(2,748)	—
Balance at December 31	$2,903	2,832	2,538
All additions or settlements to the above liability affect the Company’s effective income tax rate in the respective period of change.  The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense.  The Company also had other recorded liabilities as of December 31, 2021, 2020 and 2019 for interest and penalties of $0.3 million, $0.3 million and $0.1 million, respectively, associated with uncertain tax positions.  Income tax expense for the years ended December 31, 2021, 2020 and 2019 included net benefits for interest and penalties of nil, $0.1 million and $0.1 million, respectively, associated with uncertain tax positions.
In 2022, the Company currently expects to add between $0.1 million and $1.0 million to the provision for uncertain tax positions.  Although existing liabilities could be reduced by settlement with taxing authorities or lapse due to statute of limitations, the Company believes that the changes in its unrecognized tax benefits due to these events will not have a material impact on the Consolidated Statement of Operations during 2022.
The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities.  These audits often take years to complete and settle.  Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters. Additionally, the Company could be required to pay amounts into an escrow account as any matters are identified and appealed with the relevant taxing authorities.  As of December 31, 2021, the earliest years remaining open for audit and/or settlement in the Company’s major taxing jurisdictions are as follows:  United States – 2016; Canada – 2016; and Malaysia – 2014. The Company has retained certain possible liabilities and rights to income tax receivables relating to Malaysia for the years prior to 2019. The Company believes current recorded liabilities are adequate.
Coronavirus Aid, Relief, and Economic Security Act
In the fourth quarter of 2020, under the provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the Company received a refund of its remaining outstanding AMT credit balance of approximately $18.5 million.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note J – Incentive Plans
Murphy utilizes cash-based and/or share-based incentive awards to supplement normal salaries as compensation for executive management and certain employees.  For share-based awards that qualify for equity accounting, costs are recognized as an expense in the Consolidated Statements of Operations using a grant date fair value-based measurement method over the periods that the awards vest.  For share-based awards that settle in cash that are required to be accounted for under liability accounting rules, costs are recognized as expense using a fair value-based measurement method over the vesting period, but expense is adjusted as necessary through the date the award value is finally determined.  Total expense for liability awards is ultimately adjusted to the final intrinsic value for the award.
The Company currently has outstanding incentive awards issued to certain employees under the 2017 Annual Incentive Plan (2017 AIP), the 2012 Long-Term Incentive Plan (2012 Long-Term Plan), the 2018 Long-Term Incentive Plan (2018 Long-Term Plan) and the 2020 Long-Term Incentive Plan (2020 Long-Term Plan).
The 2017 AIP authorizes the Executive Compensation Committee (the Committee) to establish specific performance goals associated with annual cash awards that may be earned by officers, executives and certain other employees.  Cash awards under the 2017 Annual Incentive Plan are determined based on the Company’s actual financial and operating results as measured against the performance goals established by the Committee. the 2017 AIP expired on December 31, 2021 and has been replaced with the 2022 Annual Incentive Plan, effective January 1, 2022.
The 2020 Long-Term Plan authorizes the Committee to make grants of the Company’s Common Stock to employees. These grants may be in the form of stock options (nonqualified or incentive), stock appreciation rights (SAR), restricted stock, restricted stock units (RSU), performance units, performance shares, dividend equivalents and other stock-based incentives. The 2020 Long-Term Plan expires in 2030.  A total of 5 million shares are issuable during the life of the 2020 Long-Term Plan. Shares issued pursuant to awards granted under this Plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased in the open market. Share awards that have been canceled, expired, forfeited or otherwise not issued under an award shall not count as shares issued under this Plan. Based on awards made to date, 3.48 million shares are available for grant under the 2020 Long-Term Plan at December 31, 2021.
At the Company’s annual stockholders’ meeting held on May 12, 2021, shareholders approved the replacement of the 2018 Stock Plan for Non-Employee Directors (2018 NED Plan) with the 2021 Stock Plan for Non-Employee Directors (2021 NED Plan). The 2021 NED Plan permits the issuance of restricted stock, restricted stock units and stock options or a combination thereof to the Company’s Non-Employee Directors. The Company currently has outstanding incentive awards issued to Directors under the 2021 NED Plan and the 2018 NED Plan. All awards on or after May 12, 2021, were made under the 2021 NED Plan.
The Company generally expects to issue treasury shares to satisfy future stock option exercises and vesting of restricted stock and restricted stock units.
Amounts recognized in the financial statements with respect to share-based plans are shown in the following table:

(Thousands of dollars)	2021	2020	2019
Compensation charged against income (loss) before income tax benefit	$43,660	24,812	50,170
Related income tax benefit recognized in income	7,196	2,672	7,389
As of December 31, 2021, there were $45.8 million in compensation costs to be expensed over approximately the next three years related to unvested share-based compensation arrangements granted by the Company.  Employees receive net shares, after applicable withholding obligations, upon each stock option exercise and restricted stock award.  Total income tax benefits realized from tax deductions related to stock option exercises under share-based payment arrangements were immaterial for the years ended December 31, 2021, 2020 and 2019.
Equity-Settled Awards
PERFORMANCE-BASED RESTRICTED STOCK UNITS – Performance-based restricted stock units (PSUs) to be settled in Common shares were granted in 2021 under the 2020 Long-Term Plan and 2020 and 2019 under the

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Incentive Plans (Contd.)
2018 Long-Term Plan.  Each grant will vest if the Company achieves specific performance objectives at the end of the designated performance period.  Additional shares may be awarded if performance objectives are exceeded.  If performance goals are not met, PSUs will not vest, but recognized compensation cost associated with the stock award would not be reversed.  For PSUs, the performance conditions are based on the Company’s total shareholder return (80% weighting), compared to an industry peer group of companies, and the EBITDA divided by Average Capital Employed (ACE) metric (20% weighting) for PSU awards beginning in 2020, over the performance period.  During the performance period, PSUs are subject to transfer restrictions and are subject to forfeiture if a grantee terminates for reasons other than retirement, disability or death.  Termination for these three reasons will lead to a pro rata award of amounts earned.  No dividends are paid nor do voting rights exist on awards of PSUs prior to their settlement.
Changes in PSUs outstanding for each of the last three years are presented in the following table.

(Number of stock units)	2021	2020	2019
Outstanding at beginning of year	2,207,429	2,129,733	1,660,417
Granted	1,156,800	999,700	957,600
Vested and issued	(642,473)	(429,194)	(331,917)
Forfeited	(51,000)	(492,810)	(156,367)
Outstanding at end of year	2,670,756	2,207,429	2,129,733
The fair value of the equity-settled performance-based awards granted in each year was estimated on the date of grant using a Monte Carlo valuation model.  Expected volatility was based on daily historical volatility of the Company’s stock price compared to a peer group average over a three-year period.  The risk-free interest rate is based on the yield curve of three-year U.S. Treasury bonds and the stock beta was calculated using three years of historical averages of daily stock data for Murphy and the peer group.  The assumptions used in the valuation of the performance awards granted in 2021, 2020 and 2019 are presented in the following table.

	2021	2020	2019
Fair value per share at grant date	$16.03	$21.51	$28.09
Assumptions
Expected volatility	74.00%	39.00%	46.00%
Risk-free interest rate	0.18%	1.40%	2.50%
Stock beta	1.169	0.864	1.037
Expected life	3.0 years	3.0 years	3.0 years
TIME-BASED RESTRICTED STOCK UNITS – Time-based restricted stock units (RSUs) have been granted to the Company’s Non-Employee Directors (NED) under the 2018 NED Plan and 2021 NED Plan and to certain employees under the 2012 Long-Term Plan, 2018 Long-Term Plan and 2020 Long-Term Plan.
The fair value of the time-based restricted stock units awarded in 2021, 2020 and 2019 are presented in the following table.

Type of Plan	Valuation Methodology	2021	2020	2019
Non-Employee Directors[1,2]	Closing Stock Price at Grant Date	$13.14 - 23.58	$22.59	$21.68
Long-Term Incentive Plan[3]	Average High/Low Stock Price at Grant Date	$12.30	$21.68	$28.16
1 Under the 2018 NED Plan, the RSUs granted in 2019 vest on the third anniversary of the date of grant and the RSUs granted in 2020 vest on the first anniversary of the date of grant.
2 Under the 2021 NED Plan, RSUs granted in 2021 are scheduled to vest in February 2022.
3 The RSUs granted under the 2012 Plan will vest on the fifth anniversary of the date of grant. The RSUs granted under the 2018 and 2020 Long-Term Plan generally vest on the third anniversary of the date of grant.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Incentive Plans (Contd.)
Changes in RSUs outstanding for each of the last three years are presented in the following table.

(Number of share units)	2021	2020	2019
Outstanding at beginning of year	1,383,043	1,535,080	1,538,854
Granted	573,907	446,848	409,692
Vested and issued	(476,012)	(271,285)	(275,738)
Forfeited	(29,500)	(327,600)	(137,728)
Outstanding at end of year	1,451,438	1,383,043	1,535,080
STOCK OPTIONS – In 2018, the Company ceased the inclusion of stock options and stock appreciation rights as a part of the long-term incentive compensation mix.
Prior to 2018, the Committee fixed the option price of each option granted at no less than fair market value (FMV) on the date of the grant and fixed the option term at no more than seven years from such date.  Each option granted to date under the 2012 Long-Term Plan has been nonqualified, with a term of seven years and an option price equal to FMV at date of grant.  Under these plans, one-half of each grant is generally exercisable after two years and the remainder after three years.  For stock options, the number of shares issued upon exercise is reduced for settlement of applicable statutory income tax withholdings owed by the grantee.
The fair value of each option award was estimated on the date of grant using the Black-Scholes pricing model based on the assumptions noted in the following table.  Expected volatility is based on historical volatility of the Company’s stock and implied volatility on publicly traded at-the-money options on the Company’s stock.  The Company estimates the expected term of the options granted based on historical option exercise patterns and considers certain groups of employees exhibiting different behavior.  The risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
Changes in stock options outstanding during the last three years are presented in the following table.

	Number of Shares	Average Exercise Price
Outstanding at December 31, 2018	3,994,595	$44.66
Exercised	(57,500)	17.57
Forfeited	(1,016,685)	48.29
Outstanding at December 31, 2019	2,920,410	43.93
Exercised	(47,000)	17.57
Forfeited	(825,010)	54.85
Outstanding at December 31, 2020	2,048,400	40.14
Exercised	(170,000)	17.57
Forfeited	(558,900)	52.61
Outstanding at December 31, 2021	1,319,500	37.77
Exercisable at December 31, 2018	3,182,345	$49.10
Exercisable at December 31, 2019	2,694,410	43.51
Exercisable at December 31, 2020	2,048,400	37.88
Exercisable at December 31, 2021	1,319,500	34.25
Additional information about stock options outstanding at December 31, 2021 is shown below.

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Option	No. of Options	Avg. Life Remaining in Years	Aggregate Intrinsic Value	No. of Options	Avg. Life Remaining in Years	Aggregate Intrinsic Value
$17.00 to $30.99	773,500	1.6	$3,097,563	773,500	1.6	$3,097,563
$31.00 to $50.99	546,000	0.1	—	546,000	0.1	—
	1,319,500	1.0	$3,097,563	1,319,500	1.0	$3,097,563

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Incentive Plans (Contd.)
The total intrinsic value of options exercised during 2021 was $1.2 million.  Intrinsic value is the excess of the market price of stock at date of exercise over the exercise price received by the Company upon exercise.  Aggregate intrinsic value is nil when the exercise price of the stock option exceeds the market price of the Company’s common stock.
Cash-Settled Awards
The Company has granted phantom stock-based incentive awards to be settled in cash to certain employees in the form of Stock Appreciation Rights (SARs), Performance-based restricted stock units (CPSUs), Time-based restricted stock units (CRSUs) and Phantom units.
SAR awards have terms similar to stock options. CPSU terms are similar to other performance-based restricted stock awards (PSUs). CRSUs generally settle on the third anniversary of the date of grant.  Phantom units generally settle three to five years from date of grant.  Each award granted is settled, net of applicable income tax withholdings, in cash rather than with Common shares.  Total pre-tax expense recorded in the Consolidated Statements of Operations for all cash-settled stock-based awards was $18.2 million in 2021, $1.5 million in 2020 and $16.9 million in 2019.
The Committee also administers the Company’s incentive compensation plans, which provide for annual or periodic cash awards to officers, directors and certain other employees.  These cash awards are generally determinable based on the Company achieving specific financial and/or operational objectives.  Compensation expense of $29.0 million, $9.8 million and $34.1 million was recorded in 2021, 2020 and 2019, respectively, for these plans.
Note K – Employee and Retiree Benefit Plans
PENSION AND OTHER POSTRETIREMENT PLANS – The Company has defined benefit pension plans that are principally noncontributory and cover most full-time employees.  All pension plans are funded except for the U.S. and Canadian nonqualified supplemental plans and the U.S. directors’ plan.  All U.S. tax qualified plans meet the funding requirements of federal laws and regulations.  Contributions to foreign plans are based on local laws and tax regulations.  The Company also sponsors other postretirement benefits such as health care and life insurance benefit plans, which are not funded, that cover most retired U.S. employees.  The health care benefits are contributory; the life insurance benefits are noncontributory.
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
In 2020, the Company announced that it was closing its headquarters office in El Dorado, Arkansas, its office in Calgary, Alberta, and consolidating all worldwide staff activities to its existing office location in Houston, Texas. As a result of this decision and the subsequent restructuring activities, a pension remeasurement was triggered and the Company incurred pension curtailment and special termination benefit charges as a result of the associated reduction in force in 2020.
The tables that follow provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended December 31, 2021 and 2020 and a statement of the funded status as of December 31, 2021 and 2020.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note K – Employee and Retiree Benefit Plans (Contd.)

	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2021	2020	2021	2020
Change in benefit obligation
Obligation at January 1	$981,467	883,269	108,378	108,401
Service cost	8,199	7,967	1,295	1,373
Interest cost	14,784	21,127	2,071	2,626
Participant contributions	—	—	2,648	2,225
Actuarial loss (gain)	(24,440)	107,258	(9,519)	3,758
Medicare Part D subsidy	—	—	300	243
Exchange rate changes	(1,764)	7,074	3	13
Benefits paid	(38,866)	(46,066)	(4,041)	(4,238)
Curtailments	—	(7,596)	—	(6,023)
Special termination benefits	—	8,434	—	—
Plan amendments	—	—	(5,002)	—
Obligation at December 31	939,380	981,467	96,133	108,378
Change in plan assets
Fair value of plan assets at January 1	586,720	547,484	—	—
Actual return on plan assets	33,687	48,115	—	—
Employer contributions	31,607	30,178	1,093	1,770
Participant contributions	—	—	2,648	2,225
Medicare Part D subsidy	—	—	300	243
Exchange rate changes	(1,846)	7,009	—	—
Benefits paid	(38,866)	(46,066)	(4,041)	(4,238)
Fair value of plan assets at December 31	611,302	586,720	—	—
Funded status and amounts recognized in the Consolidated Balance Sheets at December 31
Deferred charges and other assets	5,535	4,572	—	—
Other accrued liabilities	(10,144)	(9,468)	(4,867)	(5,298)
Deferred credits and other liabilities	(323,469)	(389,851)	(91,266)	(103,080)
Fund Status and net plan liability recognized at December 31	$(328,078)	(394,747)	(96,133)	(108,378)
At December 31, 2021, amounts included in Accumulated other comprehensive loss (AOCL) in the Consolidated Balance Sheets, before reduction for associated deferred income taxes, which have not been recognized in net periodic benefit expense are shown in the following table.

(Thousands of dollars)	Pension Benefits	Other Postretirement Benefits
Net actuarial gain (loss)	$(280,462)	13,233
Prior service cost	(2,920)	5,002
	$(283,382)	18,235

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note K – Employee and Retiree Benefit Plans (Contd.)

The table that follows includes projected benefit obligations, accumulated benefit obligations and fair value of plan assets for plans where the accumulated benefit obligation exceeded the fair value of plan assets.

	Projected Benefit Obligations		Accumulated Benefit Obligations		Fair Value of Plan Assets
(Thousands of dollars)	2021	2020	2021	2020	2021	2020
Funded qualified plans where accumulated benefit obligation exceeds fair value of plan assets	$734,375	762,134	723,887	753,475	589,529	564,238
Unfunded nonqualified and directors’ plans where accumulated benefit obligation exceeds fair value of plan assets	188,713	201,372	188,530	198,792	—	—
Unfunded other postretirement plans	96,133	108,378	96,133	108,378	—	—

The table that follows provides the components of net periodic benefit expense for each of the three years ended December 31, 2021.

	Pension Benefits			Other Postretirement Benefits
(Thousands of dollars)	2021	2020	2019	2021	2020	2019
Service cost	$8,199	7,967	7,964	1,295	1,373	1,559
Interest cost	14,784	21,127	27,835	2,071	2,626	3,864
Expected return on plan assets	(19,222)	(24,316)	(25,719)	—	—	—
Amortization of prior service cost (credit)	591	640	964	—	—	—
Recognized actuarial (gain) loss	20,565	22,828	14,106	(29)	(31)	(193)
Net periodic benefit expense	24,917	28,246	25,150	3,337	3,968	5,230
Termination benefits expense	—	8,434	—	—	—	—
Curtailment expense	—	586	—	—	(1,825)	—
Total net periodic benefit expense	$24,917	37,266	25,150	3,337	2,143	5,230

The preceding tables in this note include the following amounts related to foreign benefit plans.

	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2021	2020	2021	2020
Benefit obligation at December 31	$225,117	230,101	526	492
Fair value of plan assets at December 31	218,746	221,463	—	—
Net plan liabilities recognized	(6,371)	(8,638)	(526)	(492)
Net periodic benefit expense (benefit)	598	437	64	46

The following table provides the weighted-average assumptions used in the measurement of the Company’s benefit obligations at December 31, 2021 and 2020 and net periodic benefit expense for 2021 and 2020.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note K – Employee and Retiree Benefit Plans (Contd.)

	Benefit Obligations				Net Periodic Benefit Expense
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,		Year		Year
	2021	2020	2021	2020	2021	2020	2021	2020
Discount rate	2.54%	2.25%	2.86%	2.50%	2.24%	2.75%	2.51%	3.16%
Expected return on plan assets	4.25%	4.43%	—	—	4.25%	4.43%	—	—
Rate of compensation increase	3.04%	3.04%	—	—	3.04%	3.28%	—	—

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
Benefit payments, reflecting expected future service as appropriate, which are expected to be paid in future years from the assets of the plans or by the Company, are shown in the following table.

(Thousands of dollars)	Pension Benefits	Other Postretirement Benefits
2022	$45,619	4,867
2023	45,714	4,886
2024	46,581	4,876
2025	46,259	4,835
2026	46,830	4,843
2027-2031	240,308	24,295
For purposes of measuring postretirement benefit obligations at December 31, 2021, the future annual rates of increase in the cost of health care were assumed to be 5.9% for 2021 decreasing each year to an ultimate rate of 3.8% in 2038 and thereafter.
During 2021, the Company made contributions of $31.2 million to its domestic defined benefit pension plans and $1.1 million to its domestic postretirement benefits plan.  During 2022, the Company currently expects to make contributions of $35.0 million to its domestic defined benefit pension plans, $3.2 million to its foreign defined benefit pension plans and $4.9 million to its domestic postretirement benefits plan.
Plan Investments – Murphy Oil Corporation maintains an Investment Policy Statement (Statement) that establishes investment standards related to its funded domestic qualified retirement plan. Our investment strategy is to maximize long-term returns at an acceptable level of risk through broad diversification of plan assets in a variety of asset classes. Asset classes and target allocations are determined by our investment committee and include equities, fixed income and other investments, including hedge funds, real estate and cash equivalent securities. Investment managers are prohibited from investing in equity or fixed income securities issues by the Company. The majority of plan assets are highly liquid, providing flexibility for benefit payment requirements. The current target allocations for plan assets are 40-70% equity securities, 30-60% fixed income securities, 0-15% alternatives and 0-15% cash and equivalents. Asset allocations are rebalanced on a periodic basis throughout the year to bring assets to within an acceptable range of target levels.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note K – Employee and Retiree Benefit Plans (Contd.)

The weighted average asset allocation for the Company’s funded pension benefit plans at December 31, 2021 and 2020 are presented in the following table.

	December 31,
	2021	2020
Equity securities	60.9%	58.1%
Fixed income securities	21.7	24.0
Alternatives	13.5	13.2
Cash equivalents	3.9	4.7
	100.0%	100.0%
The Company’s weighted average expected return on plan assets was 4.0% in 2021, and the return was determined based on an assessment of actual long-term historical returns and expected future returns for a portfolio with investment characteristics similar to that maintained by the plans.  The 4.0% expected return was based on a weighted average expected future equity securities return of 3.4% and a fixed income securities return of 0.6%. There is also an average expected investment expense of 0.5%. Over the last 10 years, the return on funded retirement plan assets has averaged 8.2%.
At December 31, 2021, the fair value measurements of retirement plan assets within the fair value hierarchy are included in the table that follows.

		Fair Value Measurements Using
(Thousands of dollars)	Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic Plans
Equity securities:
U.S. core equity	$108,422	108,422	—	—
U.S. small/midcap	73,222	73,222	—	—
Other alternative strategies	47,248	—	—	47,248
International equity	47,546	47,546	—	—
Emerging market equity	14,937	14,937	—	—
Fixed income securities:
U.S. fixed income	92,231	36,888	55,343	—
Cash and equivalents	8,951	8,951	—	—
Total Domestic Plans	392,557	289,966	55,343	47,248
Foreign Plans
Equity securities funds	73,642	—	73,642	—
Fixed income securities funds	40,610	—	40,610	—
Diversified pooled fund	54,317	—	54,317	—
Other	35,606	—	—	35,606
Cash and equivalents	14,570	—	14,570	—
Total Foreign Plans	218,745	—	183,139	35,606
Total	$611,302	289,966	238,482	82,854

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note K – Employee and Retiree Benefit Plans (Contd.)

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
The definition of levels within the fair value hierarchy in the tables above is included in Note P – Assets and Liabilities Measured at Fair Value .
For domestic plans, U.S. core, small/midcap, international, emerging market equity securities and U.S. treasury securities are quoted prices in active markets. For commercial paper securities, the prices received generally utilize observable inputs in the pricing methodologies. Other alternative strategies funds consist of three investments. One of these investments is valued quarterly based on net asset value and permits withdrawals after a 45-day notice, another investment is valued annually based on net asset value and permits withdrawals semi-annually after a 90-day notice, and the third investment is also valued quarterly based on net asset values and has a two-year lock-up period and a 95-day notice following the lock-up period.
For foreign plans, the equity securities funds are comprised of U.K. and foreign equity funds valued daily based on fund net asset values. Fixed income securities funds are U.K. and Canadian securities valued daily at net asset values. The diversified pooled fund is valued daily at net asset value and contains a combination of U.K. and foreign equity securities.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note K – Employee and Retiree Benefit Plans (Contd.)

The effects of fair value measurements using significant unobservable inputs on changes in Level 3 plan assets are outlined below:

(Thousands of dollars)	Hedged Funds and Other Alternative Strategies
Total at December 31, 2019	$111,586
Actual return on plan assets:
Relating to assets held at the reporting date	5,694
Purchases, sales and settlements	(19,595)
Total at December 31, 2020	97,685
Actual return on plan assets:
Relating to assets held at the reporting date	5,206
Purchases, sales and settlements	(20,037)
Total at December 31, 2021	$82,854
THRIFT PLANS – Most full-time U.S. employees of the Company may participate in thrift or similar savings plans by allotting up to a specified percentage of their base pay.  The Company matches contributions at a stated percentage of each employee’s allotment based on years of participation in the plans, with a maximum match of 6%.  Amounts charged to expense for the Company’s match to these plans were $5.4 million in 2021, $6.6 million in 2020 and $8.4 million in 2019.
Note L – Financial Instruments and Risk Management
DERIVATIVE INSTRUMENTS – Murphy uses derivative instruments, such as swaps and zero-cost commodity price collar contracts, to manage certain risks related to commodity prices, foreign currency exchange rates and interest rates.  The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management.  The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features.  Derivative instruments are traded with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (NYMEX).  The Company has a risk management control system to monitor commodity price risks and any derivatives obtained to manage a portion of such risks.  For accounting purposes, the Company has not designated commodity and foreign currency derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Operations.
Certain interest rate derivative contracts were previously accounted for as hedges and the gain or loss associated with recording the fair value of these contracts was deferred in AOCL and amortized to Interest expense over time. In 2021, the Company redeemed all of the remaining notes due 2022, which were associated with the interest rate derivative contracts, and expensed the remainder of the previously deferred loss on the interest rate swap of $2.1 million to Interest expense in the Consolidated Statement of Operations.
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
At December 31, 2021, volumes per day associated with outstanding crude oil derivative contracts and the weighted average prices for these contracts are as follows:

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note L – Financial Instruments and Risk Management (Contd.)

2022
NYMEX WTI swap contracts:
Volume per day (Bbl):	20,000
Price per Bbl:	$44.88

NYMEX WTI collar contracts:
Volume per day (Bbl):	25,000
Price per Bbl:
Average Ceiling:	$75.20
Average Floor:	63.24
Foreign Currency Exchange Risks
The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S.  The Company had no foreign currency exchange short-term derivative instruments outstanding as of December 31, 2021 and 2020.
At December 31, 2021 and 2020, the fair value of derivative instruments not designated as hedging instruments are presented in the following table. See also Note P.

(Thousands of dollars)	Asset (Liability) Derivatives Fair Value at December 31,
Type of Derivative Contract	Balance Sheet Location	2021	2020
Commodity swaps	Accounts receivable	$—	13,050
	Accounts payable	(239,882)	(89,842)
	Deferred credits and other liabilities	—	(12,833)
Commodity collars	Accounts receivable	4,280	—
	Accounts payable	(19,533)	—
For the years ended December 31, 2021, 2020, and 2019, the gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)
(Thousands of dollars)		Year Ended December 31,
Type of Derivative Contract	Statement of Operations Locations	2021	2020	2019
Commodity swaps	(Loss) gain on derivative instruments	$(510,596)	202,661	(856)
Commodity collars	(Loss) gain on derivative instruments	(15,254)	—	—
Credit Risks
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note M – Earnings Per Share
Net income (loss) was used as the numerator in computing both basic and diluted income per Common share for each of the three years ended December 31, 2021.  The following table reconciles the weighted-average shares outstanding used for these computations.

(Weighted-average shares)	2021	2020	2019
Basic method	154,290,741	153,507,109	163,992,427
Dilutive stock options [1]	—	—	820,001
Diluted method	154,290,741	153,507,109	164,812,428
1 Due to a net loss recognized by the Company for the year ended December 31, 2021 and 2020, no unvested stock awards were included in the computation of diluted earnings per share because the effect would have been antidilutive.
The following table reflects certain options to purchase shares of common stock that were outstanding during the three years ended December 31, 2021 but were not included in the computation of dilutive earnings per share because the incremental shares from the assumed conversion were antidilutive.

	2021	2020	2019
Antidilutive stock options excluded from diluted shares	1,420,992	2,246,532	2,947,401
Weighted average price of these options	$35.30	$39.67	$45.26
Note N – Other Financial Information
GAIN FROM FOREIGN CURRENCY TRANSACTIONS – Net gains (losses) from foreign currency transactions, including the effects of foreign currency contracts, included in the Consolidated Statements of Operations were $1.0 million in 2021, $(0.9) million in 2020 and $(6.0) million in 2019.
Noncash operating working capital (increased) decreased during each of the three years ended December 31, 2021 as shown in the following table.

(Thousands of dollars)	2021	2020	2019
Net decrease (increase) in operating working capital, excluding cash and cash equivalents:
Decrease (increase) in accounts receivable ¹	$8,056	164,613	(232,037)
Decrease in inventories	12,809	5,953	10,258
Decrease in prepaid expenses	2,003	7,178	4,650
Increase (decrease) in accounts payable and accrued liabilities ¹	95,166	(208,740)	196,773
Increase (decrease) in income taxes payable	423	(1,031)	3,469
Net decrease (increase) in noncash operating working capital	$118,457	(32,027)	(16,887)
Supplementary disclosures:
Cash income taxes paid, net of refunds	$2,138	(44,175)	(6,645)
Interest paid, net of amounts capitalized of $16.1 million in 2021, $8.0 million in 2020 and $1.8 million in 2019	165,699	191,561	179,722

Non-cash investing activities:
Asset retirement costs capitalized	$54,439	14,736	33,874
(Increase) decrease in capital expenditure accrual	9,788	84,645	(73,426)
1 Excludes receivable/payable balances relating to mark-to-market of crude contracts.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note O – Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss on the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020 and the changes during 2021 and 2020 are presented net of taxes in the following table.

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)	Retirement and Postretirement Benefit Plan Adjustments		Deferred Loss on Interest Rate Derivative Hedges		Total
Balance at December 31, 2019	(353,252)	(218,015)		(2,894)		(574,161)
2020 components of other comprehensive income (loss):
Before reclassifications to income	29,241	(70,815)		—		(41,574)
Reclassifications to income	—	13,198	¹	1,204	²	14,402
Net other comprehensive income	29,241	(57,617)		1,204		(27,172)
Balance at December 31, 2020	(324,011)	(275,632)		(1,690)		(601,333)
2021 components of other comprehensive income (loss):
Before reclassifications to income	12,116	40,095		—		52,211
Reclassifications to income	—	19,721	¹	1,690	²	21,411
Net other comprehensive income (loss)	12,116	59,816		1,690		73,622
Balance at December 31, 2021	$(311,895)	(215,816)		—		(527,711)
1 Reclassifications before taxes of $23,503 and $17,694 are included in the computation of net periodic benefit expense in 2021 and 2020, respectively.  See Note K for additional information.  Related income taxes of $3,782 and $4,496 are included in income tax expense in 2021 and 2020, respectively.
2 Reclassifications before taxes of $2,140 and $1,525 are included in Interest expense in 2021 and 2020, respectively.  Related income taxes of $450 and $321 are included in income tax expense in 2021 and 2020, respectively. See Note L for additional information.
Note P – Assets and Liabilities Measured at Fair Value
Fair Values – Recurring
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
The fair value measurements for these assets and liabilities at December 31, 2021 and 2020 are presented in the following table.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note P – Assets and Liabilities Measured at Fair Value (Contd.)

	December 31, 2021				December 31, 2020
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Commodity collars	$—	4,280	—	4,280	—	—	—	—
Commodity swaps	—	—	—	—	—	13,050	—	13,050
	$—	4,280	—	4,280	—	13,050	—	13,050

Liabilities:
Nonqualified employee savings plan	$16,962	—	—	16,962	14,988	—	—	14,988
Commodity collars	—	19,533	—	19,533	—	—	—	—
Contingent consideration	—	—	196,151	196,151	—	—	133,004	133,004
Commodity swaps	—	239,882	—	239,882	—	102,675	—	102,675
	$16,962	259,415	196,151	472,528	14,988	102,675	133,004	250,667
The fair value of the commodity (WTI crude oil) swaps in 2021 and 2020 was based on active market quotes for WTI crude oil. The fair value of commodity (WTI crude oil) collars in 2021 was determined using an option pricing model based on inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar contract. The before tax income effect of changes in fair value of crude oil derivative contracts is recorded in Gain (loss) on derivative instruments in the Consolidated Statements of Operations.
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
The Company’s contingent consideration liabilities with PAI and LLOG are measured at fair value on a recurring basis and are categorized as Level 3 in the fair value hierarchy.  The contingent consideration liabilities are valued using a Monte Carlo simulation model, which used the following assumptions as of December 31, 2021: (i) the remaining expected life of 1 year for LLOG and 4 years for PAI, (ii) West Texas Intermediate forward strip pricing with historical volatility of 9.9%, and (iii) a risk-free interest rate of 1.49%. The income effect of changes in the fair value of the contingent consideration is recorded in Other (income) expense in the Consolidated Statements of Operations.
The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists.  There were no offsetting positions recorded at December 31, 2021 and 2020.
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2021 and 2020.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The table excludes cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, all of which had fair values approximating carrying amounts.  The fair value of current and long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities.  The Company has off-balance sheet exposures relating to certain letters of credit.  The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	December 31,
	2021		2020
(Thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Current and long-term debt	$(2,466,068)	(2,666,773)	(2,988,067)	(2,948,171)

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note P – Assets and Liabilities Measured at Fair Value (Contd.)

Fair Values – Nonrecurring
An impairment charge of $171.3 million was triggered when the operator at Terra Nova provided notice of abandonment in the first quarter of 2021, before a commercial resolution in the third quarter of 2021 led Murphy to acquire an additional 7.525% in a commercial settlement with the other partners. The commercial resolution would have meant the Terra Nova impairment charge was not required. In the fourth quarter of 2021, a further impairment charge of $25.0 million was recorded on non-core assets.
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
The fair value information associated with these impaired properties is presented in the following table

	Years Ended December 31,
				Net Book Value Prior to Impairment	Total Pretax Impairment
	Fair Value
(Thousands of dollars)	Level 1	Level 2	Level 3
2021
Assets:
Impaired proved properties
CA Offshore	$—	—	156,185	327,481	171,296
Other Foreign	—	—	25,739	43,739	18,000
Corporate	—	—	36,994	43,994	7,000

2020
Assets:
Impaired proved properties
U.S. Offshore	$—	—	2,618,001	3,770,516	1,152,515
Other Foreign	—	—	42,980	82,689	39,709
Corporate	—	—	58,199	72,259	14,060
Note Q – Commitments
The Company has operating, production handling and transportation service agreements for oil and/or natural gas operations in the U.S. and Western Canada.  The U.S. Onshore and Gulf of Mexico transportation contracts require minimum monthly payments through 2045, while the Western Canada processing contracts call for minimum monthly payments through 2051.  In the U.S. and Western Canada, future required minimum annual payments for the next five years are $221.4 million in 2022, $168.1 million in 2023, $114.4 million in 2024, $89.8 million in 2025 and $82.4 million in 2026.  Under certain circumstances, the Company is required to pay additional amounts depending on the actual hydrocarbon quantities processed under the agreement.  Total costs incurred under these service arrangements were $151.8 million in 2021, $107.6 million in 2020, and $117.7 million in 2019.
Commitments for capital expenditures were approximately $520.1 million at December 31, 2021, including $392.4 million for costs to develop deepwater U.S. Gulf of Mexico fields including fields acquired as part of the MP GOM and LLOG transactions, $84.7 million for Canada, $24.9 million for Other Foreign, and $18.1 million for work at Eagle Ford Shale.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note R – Environmental and Other Contingencies
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note S – Common Stock Issued and Outstanding
Activity in the number of shares of Common Stock issued and outstanding for the three years ended December 31, 2021 is shown below.

(Number of shares outstanding)	2021	2020	2019
Beginning of year	153,598,625	152,935,361	173,058,829
Stock options exercised [1]	32,554	11,359	12,345
Restricted stock awards [1]	831,871	651,905	561,729
Treasury shares purchased	—	—	(20,697,542)
End of year	154,463,050	153,598,625	152,935,361
1 Shares issued upon exercise of stock options and award of restricted stock are less than the amount reflected in Note J due to withholdings for statutory income taxes owed upon issuance of shares.
Note T – Business Segments
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
The Company has several customers that purchase a significant portion of its oil and natural gas production.  During the years 2021, 2020 and 2019, sales to Chevron represented approximately 30%, 24%, and 25% of the Company’s total sales revenue. During the years 2020 and 2019, sales to Phillips 66 represented approximately 18%, and 17% of the Company’s total sales revenue. Due to the quantity of active oil and natural gas purchasers in the markets where it produces hydrocarbons, the Company does not foresee any difficulty with selling its hydrocarbon production at fair market prices.
Assets held for sale as of December 31, 2021 include the net property, plant and equipment of the CA-2 project in Brunei and the Company’s office building in El Dorado, Arkansas (see Note 2). The U.K. and Malaysian operations have been reported as Discontinued operations for all periods presented in these consolidated financial statements. The Company completed the sale of its Malaysian assets in 2019.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Note T - Business Segments (Contd.)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate and Other	Discontinued Operations	Consolidated Total
Year ended December 31, 2021
Segment income (loss) - including NCI [1]	$766.3	(16.1)	(33.5)	716.7	$(668.0)	(1.2)	47.5
Revenues from external customers	2,337.5	476.3	4.9	2,818.7	(519.4)	—	2,299.3
Interest and other income (loss)	(11.6)	(1.9)	3.2	(10.3)	(6.5)	—	(16.8)
Interest expense, net of capitalization	—	—	(0.2)	(0.2)	(221.6)	—	(221.8)
Income tax expense (benefit)	183.9	(1.7)	(9.5)	172.7	(178.6)	—	(5.9)
Significant noncash charges (credits)
Impairment of assets	—	171.3	18.0	189.3	7.0	—	196.3
Depreciation, depletion and amortization	616.5	163.8	1.8	782.1	13.0	—	795.1
Accretion of asset retirement obligations	36.9	9.7	—	46.6	—	—	46.6
Amortization of undeveloped leases	11.1	0.2	7.6	18.9	—	—	18.9
Deferred and noncurrent income taxes	176.3	(1.9)	(8.0)	166.4	(170.5)	—	(4.1)
Additions to property, plant, equipment	519.5	52.7	13.1	585.3	—	—	585.3
Total assets at year-end	6,591.6	2,231.9	259.8	9,083.3	1,220.8	0.8	10,304.9
Year ended December 31, 2020
Segment income (loss) - including NCI [1]	$(1,014.3)	(35.0)	(85.6)	(1,134.9)	$(120.3)	(7.2)	(1,262.4)
Revenues from external customers	1,411.8	345.8	1.8	1,759.4	207.9	—	1,967.3
Interest and other income (loss)	(9.9)	0.8	0.8	(8.2)	(9.1)	—	(17.3)
Interest expense, net of capitalization	—	(0.5)	(0.4)	(0.9)	(168.5)	—	(169.4)
Income tax expense (benefit)	(244.2)	(21.4)	2.1	(263.5)	(30.2)	—	(293.7)
Significant noncash charges (credits)
Impairment of assets	1,152.5	—	39.7	1,192.2	14.1	—	1,206.3
Depreciation, depletion and amortization	749.4	213.2	2.3	964.9	22.3	—	987.2
Accretion of asset retirement obligations	36.6	5.5	—	42.1	—	—	42.1
Amortization of undeveloped leases	17.2	0.4	9.1	26.7	—	—	26.7
Deferred and noncurrent income taxes	(244.2)	(10.6)	1.9	(252.9)	(25.1)	—	(278.0)
Additions to property, plant, equipment	623.1	118.3	15.2	756.6	—	—	756.6
Total assets at year-end	6,915.5	2,404.1	267.7	9,587.3	1,032.9	0.7	10,620.9

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Note T - Business Segments (Contd.)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate and Other	Discontinued Operations	Consolidated Total
Year ended December 31, 2019
Segment income (loss) - including NCI [1]	$518.4	(4.3)	(53.5)	460.6	$(271.8)	1,064.5	1,253.3
Revenues from external customers	2,367.0	447.0	11.6	2,825.6	3.5	—	2,829.1
Interest and other income (loss)	(13.4)	(1.5)	(0.9)	(15.8)	(6.7)	—	(22.5)
Interest expense, net of capitalization	—	(0.1)	(0.4)	(0.5)	(218.8)	—	(219.3)
Income tax expense (benefit)	115.6	(2.9)	(12.4)	100.3	(85.6)	—	14.7
Significant noncash charges (credits)
Depreciation, depletion and amortization	878.7	243.0	3.5	1,125.2	22.6	—	1,147.8
Accretion of asset retirement obligations	34.4	6.1	—	40.5	—	—	40.5
Amortization of undeveloped leases	23.1	1.3	3.6	28.0	—	—	28.0
Deferred and noncurrent income taxes	111.8	14.0	(13.4)	112.4	(83.9)	—	28.5
Additions to property, plant, equipment	2,193.3	284.1	69.8	2,547.2	13.6	—	2,560.8
Total assets at year-end	8,043.3	2,303.7	308.6	10,655.6	1,046.2	16.7	11,718.5
1 Includes results attributable to a noncontrolling interest in MP GOM.

Geographic Information	Certain Long-Lived Assets at December 31
(Millions of dollars)	United States	Canada	Other	Total
2021	$6,371.4	1,566.9	189.6	8,127.9
2020	6,395.7	1,702.5	170.8	8,269.0
2019	8,003.9	1,761.2	204.6	9,969.7

Note U – Leases
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note U – Leases (Contd.)

Related Expenses
Expenses related to finance and operating leases included in the Consolidated Financial Statements are as follows:

		Year Ended December 31,
(Thousands of dollars)	Financial Statement Category	2021	2020
Operating lease [1,2]	Lease operating expenses	$198,189	$208,104
Operating lease [2]	Transportation, gathering and processing	39,396	39,121
Operating lease [2]	Selling and general expense	9,019	10,638
Operating lease [2]	Other operating expense	7,480	9,524
Operating lease [2]	Exploration Expenses	902	994
Operating lease	Impairment of assets	—	6,565
Operating lease [2]	Property, plant and equipment	81,924	40,227
Operating lease [2]	Asset retirement obligations	11,103	—
Finance lease
Amortization of asset	Depreciation, depletion and amortization	1,173	—
Interest on lease liabilities	Interest expense, net	228	372
Sublease income	Other income	(2,482)	(1,118)
Net lease expense		$346,932	$314,427
1  Variable lease expenses. For the year ended December 31, 2021 and 2020, includes variable lease expenses of $25.8 million and $21.8 million, primarily related to additional volumes processed at a natural gas processing plant.
2  Short-term leases due within 12 months. For the year ended December 31, 2021, includes $56.9 million in Lease operating expense, $30.2 million for Transportation, gathering and processing, $2.1 million in Selling and general expense, $0.2 million in Other operating expense, $28.9 million in Property, plant and equipment, net and $11.1 million in Asset retirement obligations relating to short-term leases due within 12 months. Expenses primarily relate to drilling rigs and other oil and natural gas field equipment.
For the year ended December 31, 2020, includes $73.9 million in Lease operating expense, $22.9 million in Transportation, gathering, and processing, $3.3 million in Selling general expense, $2.5 million in Other operating expense, and $25.0 million in Property, plant and equipment, net relating to short-term leases due within 12 months. Expenses primarily relate to drilling rigs and other oil and natural gas field equipment.
Maturity of Lease Liabilities

(Thousands of dollars)	Operating Leases	Finance Leases	Total
2022	$184,854	1,068	185,922
2023	137,767	1,069	138,836
2024	132,568	1,069	133,637
2025	82,063	1,069	83,132
2026	64,660	1,069	65,729
Remaining	648,805	2,404	651,209
Total future minimum lease payments	1,250,717	7,748	1,258,465
Less imputed interest	(350,128)	(2,259)	(352,387)
Present value of lease liabilities [1]	$900,589	5,489	906,078
1 Includes both the current and long-term portion of the lease liabilities.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note U – Leases (Contd.)

Lease Term and Discount Rate

	December 31, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases	12 years	12 years
Finance leases	7 years	8 years
Weighted average discount rate:
Operating leases	5.7%	5.8%
Finance leases	4.7%	4.7%
Other Information

	Year Ended December 31,
(Thousands of dollars)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$194,412	$160,385
Operating cash flows from finance leases	228	372
Financing cash flows from finance leases	803	695
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases ¹	$95,500	$453,719
1 For the year ended December 31, 2021, includes $90.3 million related to an offshore drilling rig with a lease term of 16 months. December 31, 2020, includes $268.8 million related to a 5-year lease for the Cascade/Chinook FPSO in the U.S. Gulf of Mexico and $168.4 million related to a 20-year lease for a gas plant expansion in Canada.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note V – Restructuring Charges
In 2020, the Company announced that it was closing its headquarters office in El Dorado, Arkansas, its office in Calgary, Alberta, and consolidating all worldwide staff activities to its existing office location in Houston, Texas. As a result of this decision, certain directly attributable costs and charges have been recognized and reported as Restructuring charges as part of net loss during the year ended December 31, 2020. These costs include severance, relocation, IT costs, pension curtailment charges and a write-off of the right of use asset lease associated with the Canada office. Further, the office building in El Dorado is classified as held for sale as of December 31, 2020 and 2021. Restructuring charges are primarily reported in the Corporate segment.

The following table presents a summary of the restructuring charges included in Operating (loss) income from continuing operations for the year ended December 31, 2020:

(Thousands of dollars)	Year Ended December 31, 2020
Severance	$25,088
Contract exit costs and other	13,993
Pension and termination benefit charges	10,913
Restructuring charges	$49,994

The following table represents a reconciliation of the liability associated with the Company’s restructuring activities at December 31, 2020 and 2021, which is reflected in Other accrued liabilities on the Consolidated Balance Sheet:

(Thousands of dollars)
Restructuring accruals	$32,430
2020 Utilizations	(25,500)
Liability at December 31, 2020	6,930
2021 Utilizations	(4,757)
Liability at December 31, 2021	$2,173

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
SCHEDULE 1 – SUMMARY OF TOTAL PROVED EQUIVALENT RESERVES
SCHEDULE 2 – SUMMARY OF PROVED CRUDE OIL RESERVES
SCHEDULE 3 – SUMMARY OF PROVED NATURAL GAS LIQUIDS RESERVES
SCHEDULE 4 – SUMMARY OF PROVED NATURAL GAS RESERVES
Reserves of crude oil, condensate, natural gas liquids and natural gas are estimated by the Company’s or independent engineers and are adjusted to reflect contractual arrangements and royalty rates in effect at the end of each year. Many assumptions and judgmental decisions are required to estimate reserves. Reserve estimates and future cash flows are based on the average market prices for sales of oil and natural gas on the first calendar day of each month during the year. The average prices used for 2021 were $66.56 per barrel for NYMEX crude oil (WTI), and $3.60 per Mcf for natural gas (Henry Hub). The average prices used for 2020 were $39.57 per barrel for NYMEX crude oil (WTI), and $1.98 per Mcf for natural gas (Henry Hub). The average prices used for 2019 were $55.69 per barrel for NYMEX crude oil (WTI), and $2.57 per Mcf for natural gas (Henry Hub). Reported quantities are subject to future revisions, some of which may be substantial, as additional information becomes available from reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors.
Murphy’s estimations for proved reserves were generated through the integration of available geoscience, engineering, and economic data and commercially available technologies to establish “reasonable certainty” of economic producibility. Estimates are presented in millions of barrels of oil equivalents and dollars and billions of cubic feet with one decimal; totals within the tables may not add as a result of rounding. As defined by the SEC, reasonable certainty of proved reserves describes a high degree of confidence that the quantities will be recovered. In estimating proved reserves, Murphy uses common industry-accepted methods for subsurface evaluations, including performance, volumetric and analog-based studies. Where appropriate, Murphy includes reliable geologic and engineering technology to estimate proved reserves. Reliable geologic and engineering technology is a method or combination of methods that are field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. This integrated approach increases the quality of and confidence in Murphy’s proved reserves estimates. The approach was utilized in certain undrilled acreage at distances greater than the directly offsetting development spacing areas and in certain reservoirs developed with the application of improved recovery techniques. Murphy utilized a combination of 3D seismic interpretation, core analysis, wellbore log measurements, well test data, historic production and pressure data and commercially available seismic processing and numerical reservoir simulation programs. Reservoir parameters from analogous reservoirs were used to strengthen the reserves estimates when available.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL GAS INFORMATION (UNAUDITED) – Continued
Schedule 7 also presents the principal reasons for change in the standardized measure of discounted future net cash flows for each of the three years ended December 31, 2021.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL GAS INFORMATION (UNAUDITED) – Continued
Schedule 1 – Summary of Total Proved Equivalent Reserves Based on Average Prices for 2018 – 2021

	Equivalents
(Millions of barrels of oil equivalent)	Total	United States	Canada	Malaysia and Other
Proved developed and undeveloped reserves:
December 31, 2018	844.0	425.6	288.6	129.7
Revisions of previous estimates	28.4	(17.9)	46.1	0.3
Extensions and discoveries	73.3	62.2	11.1	—
Purchases of properties	76.2	76.2	—	—
Sales of properties	(121.5)	(0.1)	—	(121.4)
Production	(75.4)	(45.9)	(21.7)	(7.8)
December 31, 2019	825.0	500.1	324.1	0.8
Revisions of previous estimates	(194.7)	(146.6)	(47.3)	(0.8)
Extensions and discoveries	150.3	19.5	130.7	—
Sales of properties	(1.7)	(1.7)	—	—
Production	(63.9)	(42.8)	(21.1)	—
December 31, 2020	714.9	328.5	386.4	—
Revisions of previous estimates	(52.9)	35.6	(89.3)	0.8
Extensions and discoveries	109.4	18.2	91.3	—
Purchases of properties	7.4	1.6	5.8	—
Sales of properties	(0.7)	—	(0.7)	—
Production	(61.1)	(40.4)	(20.6)	(0.1)
December 31, 2021 ¹	716.9	343.4	372.8	0.7
Proved developed reserves:
December 31, 2018	430.2	247.0	124.2	59.1
December 31, 2019	472.3	273.4	198.1	0.8
December 31, 2020	410.8	230.3	180.5	—
December 31, 2021 ²	419.2	241.9	176.8	0.6
Proved undeveloped reserves:
December 31, 2018	413.8	178.7	164.5	70.7
December 31, 2019	352.7	226.7	126.0	—
December 31, 2020	304.1	98.2	205.9	—
December 31, 2021 ³	297.7	101.6	196.0	0.1
1 Includes proved reserves of 18.4 MMBOE, consisting of 16.6 MMBBL oil, 0.7 MMBBL NGLs, and 6.1 BCF natural gas attributable to the noncontrolling interest in MP GOM.
2 Includes proved developed reserves of 16.2 MMBOE, consisting of 14.6 MMBBL oil, 0.6 MMBBL NGLs, and 5.4 BCF natural gas attributable to the noncontrolling interest in MP GOM.
3 Includes proved undeveloped reserves of 2.2 MMBOE, consisting of 2.0 MMBBL oil, 0.1 MMBBL NGLs, and 0.7 BCF natural gas attributable to the noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL GAS INFORMATION (UNAUDITED) – Continued
Schedule 1 – Summary of Total Proved Equivalent Reserves Based on Average Prices for 2018 – 2021 – Continued

2021 Comments for Proved Equivalent Reserves Changes
Revisions of previous estimates - The equivalent reserves revisions in 2021 resulted predominantly from accelerated royalty incentive payouts due to higher commodity prices in Tupper Montney. These negative revisions were partially offset by positive revisions in the U.S. from higher commodity prices, which partially reversed the 2020 capital allocation reduction, and improved well performance in the U.S. Gulf of Mexico.
Extensions and discoveries - In 2021, proved equivalent reserves were added for drilling and expansion activities predominantly in Canada at Tupper Montney as well as in the U.S. at the Eagle Ford Shale and the Gulf of Mexico.
Purchases and sales of properties - In 2021, the Company acquired incremental working interest in Terra Nova offshore Canada and in the U.S. Gulf of Mexico.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL GAS INFORMATION (UNAUDITED) – Continued
Schedule 2 – Summary of Proved Crude Oil Reserves Based on Average Prices for 2018 – 2021

(Millions of barrels)	Total	United States	Canada	Malaysia and Other
Proved developed and undeveloped crude oil reserves:
December 31, 2018	432.5	326.5	55.0	51.0
Revisions of previous estimates	(31.0)	(17.1)	(14.0)	0.1
Extensions and discoveries	58.2	49.2	9.0	—
Purchases of properties	56.3	56.3	—	—
Sales of properties	(45.8)	(0.1)	—	(45.7)
Production	(46.3)	(37.0)	(4.7)	(4.6)
December 31, 2019	423.9	377.8	45.3	0.8
Revisions of previous estimates	(137.4)	(116.8)	(19.8)	(0.8)
Extensions and discoveries	19.6	14.5	5.1	—
Production	(38.1)	(33.4)	(4.7)	—
December 31, 2020	266.5	240.6	25.9	—
Revisions of previous estimates	39.3	31.1	7.5	0.7
Extensions and discoveries	14.1	13.5	0.6	—
Purchases of properties	6.4	1.3	5.2	—
Production	(34.9)	(31.5)	(3.3)	(0.1)
December 31, 2021 ¹	291.5	255.0	35.9	0.6
Proved developed crude oil reserves:
December 31, 2018	249.3	189.0	23.3	37.0
December 31, 2019	230.9	205.0	25.1	0.8
December 31, 2020	179.8	161.4	18.4	—
December 31, 2021 ²	191.5	174.9	16.0	0.5
Proved undeveloped crude oil reserves:
December 31, 2018	183.2	137.5	31.7	14.0
December 31, 2019	193.0	172.8	20.2	—
December 31, 2020	86.7	79.2	7.5	—
December 31, 2021 ³	99.9	80.0	19.8	0.1
1 Includes total proved reserves of 16.6 MMBO for Total and United States attributable to the noncontrolling interest in MP GOM.
2 Includes proved developed reserves of 14.6 MMBO for Total and United States attributable to the noncontrolling interest in MP GOM.
3 Includes proved undeveloped reserves of 2.0 MMBO for Total and United States attributable to the noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL GAS INFORMATION (UNAUDITED) – Continued
Schedule 2 – Summary of Proved Crude Oil Reserves Based on Average Prices for 2018 – 2021 – Continued

2021 Comments for Proved Crude Oil Reserves Changes
Revisions of previous estimates - The positive crude oil reserves revisions in 2021 resulted predominantly from impacts of higher commodity prices in the U.S., which partially reversed the 2020 capital allocation reductions, and improved well performance in the U.S. Gulf of Mexico.
Extensions and discoveries - In 2021, proved oil reserves were added for drilling and expansion activities predominantly in the U.S. at the Eagle Ford Shale and the Gulf of Mexico.
Purchases and sales of properties - In 2021, the Company acquired incremental working interest in Terra Nova offshore Canada and in the U.S. Gulf of Mexico.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL GAS INFORMATION (UNAUDITED) – Continued
Schedule 3 – Summary of Proved Natural Gas Liquids (NGL) Reserves Based on Average Prices for 2018 – 2021

(Millions of barrels)	Total	United States	Canada	Malaysia and Other
Proved developed and undeveloped NGL reserves:
December 31, 2018	54.2	47.6	5.9	0.7
Revisions of previous estimates	(5.0)	(2.5)	(2.5)	—
Extensions and discoveries	6.8	6.4	0.4	—
Purchase of properties	5.2	5.2	—	—
Production	(4.5)	(3.9)	(0.5)	(0.1)
December 31, 2019	56.1	52.8	3.3	—
Revisions of previous estimates	(16.4)	(17.1)	0.7	—
Extensions and discoveries	2.8	2.7	0.1	—
Production	(4.2)	(3.7)	(0.5)	—
December 31, 2020	38.2	34.6	3.6	—
Revisions of previous estimates	1.4	1.4	—	—
Extensions and discoveries	2.5	2.4	0.1	—
Purchases of properties	0.1	0.1	—	—
Production	(3.8)	(3.4)	(0.4)	—
December 31, 2021 ¹	38.4	35.1	3.3	—
Proved developed NGL reserves:
December 31, 2018	27.3	24.9	1.7	0.7
December 31, 2019	28.1	26.2	1.9	—
December 31, 2020	28.7	25.5	3.2	—
December 31, 2021 ²	28.4	25.6	2.8	—
Proved undeveloped NGL reserves:
December 31, 2018	26.9	22.7	4.2	—
December 31, 2019	28.0	26.6	1.4	—
December 31, 2020	9.5	9.1	0.4	—
December 31, 2021 ³	10.0	9.5	0.5	—
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL GAS INFORMATION (UNAUDITED) – Continued
Schedule 3 – Summary of Proved Natural Gas Liquids (NGL) Reserves Based on Average Prices for 2018 – 2021 – Continued

2021 Comments for Proved Natural Gas Liquids Reserves Changes
Revisions of previous estimates - The positive NGL reserves revisions in 2021 resulted predominantly from impacts of higher commodity prices, which partially reversed the 2020 capital allocation reductions, and improved well performance in the U.S. Gulf of Mexico.
Extensions and discoveries - In 2021, proved NGL reserves were added for drilling and expansion activities predominantly in the U.S. Eagle Ford Shale.
Purchases and sales of properties - In 2021, the Company acquired incremental working interest in the U.S. Gulf of Mexico.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL GAS INFORMATION (UNAUDITED) – Continued
Schedule 4 – Summary of Proved Natural Gas Reserves Based on Average Prices for 2018 – 2021

(Billions of cubic feet)	Total	United States	Canada	Malaysia and Other
Proved developed and undeveloped natural gas reserves:
December 31, 2018	2,143.6	309.0	1,366.4	468.2
Revisions of previous estimates	386.5	10.3	375.3	0.9
Extensions and discoveries	49.8	39.5	10.3	—
Purchases of properties	88.3	88.3	—	—
Sales of properties	(450.7)	(0.1)	—	(450.6)
Production	(147.8)	(30.2)	(99.1)	(18.5)
December 31, 2019	2,069.7	416.8	1,652.9	—
Revisions of previous estimates	(245.4)	(76.2)	(169.2)	—
Extensions and discoveries	767.2	14.0	753.2	—
Production	(129.8)	(34.4)	(95.4)	—
December 31, 2020	2,461.0	319.5	2,141.5	—
Revisions of previous estimates	(562.2)	18.7	(581.0)	0.2
Extensions and discoveries	556.7	13.5	543.2	—
Purchases of properties	5.4	1.5	3.9	—
Sales of properties	(4.4)	—	(4.4)	—
Production	(134.2)	(32.8)	(101.4)	—
December 31, 2021 [1,4]	2,322.3	320.3	2,001.8	0.2
Proved developed natural gas reserves:
December 31, 2018	921.6	198.3	595.0	128.3
December 31, 2019	1,279.8	253.1	1,026.7	—
December 31, 2020	1,213.8	260.2	953.6	—
December 31, 2021 ²	1,196.0	248.1	947.7	0.2
Proved undeveloped natural gas reserves:
December 31, 2018	1,222.0	110.7	771.4	339.9
December 31, 2019	789.9	163.7	626.2	—
December 31, 2020	1,247.2	59.3	1,187.9	—
December 31, 2021 ³	1,126.4	72.2	1,054.1	—
1 Includes total proved reserves of 6.1 BCF for Total and United States attributable to the noncontrolling interest in MP GOM.
2 Includes proved developed reserves of 5.4 BCF for Total and United States attributable to the noncontrolling interest in MP GOM.
3 Includes proved undeveloped reserves of 0.7 BCF for Total and United States attributable to the noncontrolling interest in MP GOM.
4 Includes proved natural gas reserves to be consumed in operations as fuel of 78.7 BCF and 74.0 BCF for the U.S. and Canada, respectively, with 1.7 BCF attributable to the noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL GAS INFORMATION (UNAUDITED) – Continued
Schedule 4 – Summary of Proved Natural Gas Reserves Based on Average Prices for 2018 – 2021 – Continued

2021 Comments for Proved Natural Gas Reserves Changes
Revisions of previous estimates - The negative natural gas reserves revisions in 2021 resulted predominantly from accelerated royalty incentive payouts due to higher commodity prices at Tupper Montney.
Extensions and discoveries - In 2021, proved equivalent reserves were added for drilling and expansion activities predominantly in Canada at Tupper Montney as well as in the U.S. at the Eagle Ford Shale and the Gulf of Mexico.
Purchases and sales of properties - In 2021, the Company acquired incremental working interest at Terra Nova offshore Canada and in the U.S. Gulf of Mexico.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL GAS INFORMATION (UNAUDITED) – Continued
Schedule 5 – Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

(Millions of dollars)	United States	Canada [1]	Other	Total
Year ended December 31, 2021
Property acquisition costs
Unproved	$8.8	—	—	8.8
Proved	19.9	(20.4)	—	(0.5)
Total acquisition costs	28.7	(20.4)	—	8.3
Exploration costs [2]	31.7	0.4	30.1	62.2
Development costs [2]	513.2	102.4	3.7	619.3
Total costs incurred	573.6	82.4	33.8	689.8
Charged to expense
Dry hole expense	17.3	—	—	17.3
Geophysical and other costs	13.1	0.4	19.3	32.8
Total charged to expense	30.4	0.4	19.3	50.1
Property additions	$543.2	82.0	14.5	639.7
Year ended December 31, 2020
Property acquisition costs
Unproved	$6.5	0.5	7.3	14.3
Proved	0.2	—	—	0.2
Total acquisition costs	6.7	0.5	7.3	14.5
Exploration costs [2]	34.3	(0.4)	24.7	58.6
Development costs [2]	609.2	120.8	6.8	736.8
Total costs incurred	650.2	120.9	38.8	809.9
Charged to expense
Geophysical and other costs	14.3	0.7	23.6	38.6
Total charged to expense	14.3	0.7	23.6	38.6
Property additions	$635.9	120.2	15.2	771.3
Year ended December 31, 2019
Property acquisition costs
Unproved	$533.8	0.2	13.0	547.0
Proved	733.1	—	—	733.1
Total acquisition costs	1,266.9	0.2	13.0	1,280.1
Exploration costs [2]	44.8	6.4	67.4	118.6
Development costs [2]	979.0	281.8	21.6	1,282.4
Total costs incurred	2,290.7	288.4	102.0	2,681.1
Charged to expense
Geophysical and other costs	21.6	0.5	32.2	54.3
Total charged to expense	21.6	0.5	32.2	54.3
Property additions	$2,269.1	287.9	69.8	2,626.8
1 2021 Canada proved property acquisitions represents cash received from divesting partners on acquisition of an additional 7.525% working interest at Terra Nova as part of the sanction of an asset life extension project.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL GAS INFORMATION (UNAUDITED) – Continued
Schedule 5 – Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities – Continued

2 Includes noncash asset retirement costs as follows:

2021
Exploration costs	$—	—	—	—
Development costs	23.7	29.3	1.4	54.4
	$23.7	29.3	1.4	54.4
2020
Exploration costs	$—	—	—	—
Development costs	12.8	1.9	—	14.7
	$12.8	1.9	—	14.7
2019
Exploration costs	$—	—	—	—
Development costs	75.8	3.8	—	79.6
	$75.8	3.8	—	79.6

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL GAS INFORMATION (UNAUDITED) – Continued
Schedule 6 – Results of Operations for Oil and Natural Gas Producing Activities 1

(Millions of dollars)	United States	Canada	Other	Total
Year ended December 31, 2021
Revenues
Crude oil and natural gas liquids sales	$2,199.7	228.9	4.9	2,433.5
Natural gas sales	121.8	245.9	—	367.7
Total oil and natural gas revenues	2,321.5	474.8	4.9	2,801.2
Other operating revenues	16.0	1.5	—	17.5
Total revenues	2,337.5	476.3	4.9	2,818.7
Costs and expenses
Lease operating expenses	406.4	136.3	(3.2)	539.5
Severance and ad valorem taxes	39.6	1.6	—	41.2
Transportation, gathering and processing	126.5	60.5	—	187.0
Exploration costs charged to expense	30.4	0.4	19.3	50.1
Undeveloped lease amortization	11.1	0.2	7.6	18.9
Depreciation, depletion and amortization	616.5	163.8	1.8	782.1
Accretion of asset retirement obligations	36.9	9.7	—	46.6
Impairment of assets	—	171.3	18.0	189.3
Selling and general expenses	20.5	16.5	6.6	43.6
Other expenses (benefits)	99.4	(66.2)	(2.2)	31.0
Total costs and expenses	1,387.3	494.1	47.9	1,929.3
Results of operations before taxes	950.2	(17.8)	(43.0)	889.4
Income tax expense (benefit)	183.9	(1.7)	(9.5)	172.7
Results of operations	$766.3	(16.1)	(33.5)	716.7
Year ended December 31, 2020
Revenues
Crude oil and natural gas liquids sales	$1,335.8	174.0	1.8	1,511.6
Natural gas sales	69.4	170.6	—	240.1
Total oil and natural gas revenues	1,405.3	344.6	1.8	1,751.7
Other operating revenues	6.5	1.2	—	7.7
Total revenues	1,411.8	345.8	1.8	1,759.4
Costs and expenses
Lease operating expenses	476.9	121.6	1.6	600.1
Severance and ad valorem taxes	27.2	1.3	—	28.5
Transportation, gathering and processing	127.7	44.7	—	172.4
Restructuring expenses	1.2	—	—	1.2
Exploration costs charged to expense	35.5	0.6	23.6	59.7
Undeveloped lease amortization	17.2	0.4	9.2	26.8
Depreciation, depletion and amortization	749.4	213.2	2.3	964.9
Accretion of asset retirement obligations	36.6	5.6	—	42.2
Impairment of assets	1,152.5	—	39.7	1,192.2
Selling and general expenses	24.6	17.1	7.1	48.8
Other expenses	21.5	(2.3)	1.8	21.0
Total costs and expenses	2,670.3	402.2	85.3	3,157.8
Results of operations before taxes	(1,258.5)	(56.4)	(83.5)	(1,398.4)
Income tax expense (benefit)	(244.2)	(21.4)	2.1	(263.5)
Results of operations	$(1,014.3)	(35.0)	(85.6)	(1,134.9)
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

(Millions of dollars)	United States	Canada	Malaysia & Other	Total
December 31, 2021
Future cash inflows	$18,449.1	7,203.5	44.0	25,696.7
Future development costs	(1,164.3)	(521.1)	(1.5)	(1,686.8)
Future production costs	(7,140.6)	(3,525.8)	(9.1)	(10,675.4)
Future income taxes	(1,024.4)	(565.4)	(3.0)	(1,592.8)
Future net cash flows	9,119.9	2,591.3	30.4	11,741.6
10% annual discount for estimated timing of cash flows	(3,264.9)	(1,169.3)	(8.5)	(4,442.7)
Standardized measure of discounted future net cash flows	$5,855.1	1,422.0	21.9	7,299.0
December 31, 2020
Future cash inflows	$9,976.7	4,617.5	—	14,594.2
Future development costs	(1,289.8)	(404.3)	—	(1,694.1)
Future production costs	(5,777.5)	(2,634.6)	—	(8,412.1)
Future income taxes	—	(166.8)	—	(166.8)
Future net cash flows	2,909.4	1,411.8	—	4,321.2
10% annual discount for estimated timing of cash flows	(1,079.2)	(623.4)	—	(1,702.6)
Standardized measure of discounted future net cash flows	$1,830.2	788.4	—	2,618.6
December 31, 2019
Future cash inflows	$23,565.6	4,912.1	55.7	28,533.4
Future development costs	(4,137.8)	(723.7)	(0.3)	(4,861.8)
Future production costs	(8,986.2)	(2,549.9)	(29.9)	(11,566.0)
Future income taxes	(1,709.3)	(414.5)	(14.1)	(2,137.9)
Future net cash flows	8,732.3	1,224.0	11.4	9,967.7
10% annual discount for estimated timing of cash flows	(3,633.1)	(504.0)	(3.0)	(4,140.1)
Standardized measure of discounted future net cash flows	$5,099.2	720.0	8.4	5,827.6
1 Includes noncontrolling interest in MP GOM.
2 Totals within the table may not add as a result of rounding.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL GAS INFORMATION (UNAUDITED) – Continued
Schedule 7 – Standardized Measure of Discounted Future Net Cash Flows Relating to
Proved Oil and Natural Gas Reserves – Continued 1

Following are the principal sources of change in the standardized measure of discounted future net cash flows for the years shown.

(Millions of dollars)	2021	2020	2019
Net changes in prices and production costs [2]	$5,962.1	(5,942.1)	(2,993.9)
Net changes in development costs	(503.6)	2,215.1	(675.7)
Sales and transfers of oil and natural gas produced, net of production costs	(2,220.5)	(1,123.1)	(2,163.8)
Net change due to extensions and discoveries	908.5	568.5	1,221.9
Net change due to purchases and sales of proved reserves	63.1	(14.6)	(628.1)
Development costs incurred	619.3	736.8	1,282.4
Accretion of discount	267.2	699.3	1,002.0
Revisions of previous quantity estimates	277.1	(1,461.3)	(71.2)
Net change in income taxes	(692.8)	1,112.4	574.1
Net increase (decrease)	4,680.4	(3,209.0)	(2,452.3)
Standardized measure at January 1	2,618.6	5,827.6	8,279.9
Standardized measure at December 31	$7,299.0	2,618.6	5,827.6
1 Includes noncontrolling interest in MP GOM.
2 The average prices used for 2021 were $66.56 per barrel for NYMEX crude oil (WTI), and $3.60 per Mcf for natural gas (Henry Hub).The average prices used for 2020 were $39.57 per barrel for NYMEX crude oil (WTI), and $1.98 per Mcf for natural gas (Henry Hub). The average prices used for 2019 were $55.69 per barrel for NYMEX crude oil (WTI), and $2.57 per Mcf for natural gas (Henry Hub).

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL GAS INFORMATION (UNAUDITED) – Continued
Schedule 8 – Capitalized Costs Relating to Oil and Natural Gas Producing Activities

(Millions of dollars)	United States	Canada	Other	Total
December 31, 2021
Unproved oil and natural gas properties	$602.8	17.7	141.7	762.2
Proved oil and natural gas properties	14,690.7	4,865.1	100.0	19,655.8
Gross capitalized costs	15,293.5	4,882.8	241.7	20,418.0
Accumulated depreciation, depletion and amortization
Unproved oil and natural gas properties	(109.1)	—	(22.0)	(131.1)
Proved oil and natural gas properties	(8,821.5)	(3,320.5)	(69.0)	(12,211.0)
Net capitalized costs	$6,362.9	1,562.3	150.7	8,075.9
December 31, 2020
Unproved oil and natural gas properties	$646.0	22.2	137.5	805.7
Proved oil and natural gas properties	14,011.4	4,619.4	23.8	18,654.6
Gross capitalized costs	14,657.4	4,641.6	161.3	19,460.3
Accumulated depreciation, depletion and amortization
Unproved oil and natural gas properties	(105.0)	—	(14.5)	(119.5)
Proved oil and natural gas properties	(8,166.5)	(2,944.3)	(20.7)	(11,131.5)
Net capitalized costs	$6,385.9	1,697.3	126.1	8,209.3
Note:    Unproved oil and natural gas properties above include costs and associated accumulated amortization of properties that do not have proved reserves; these costs include mineral interests, uncompleted exploratory wells, and exploratory wells capitalized pending further evaluation.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

(Millions of dollars except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year [1,2]
Year ended December 31, 2021
Revenue from contracts with customers	$592.5	758.8	687.6	762.3	2,801.2
Income (loss) from continuing operations before income taxes	(355.2)	(38.1)	174.9	261.3	42.9
Income (loss) from continuing operations	(267.0)	(26.9)	138.0	204.7	48.8
Net income (loss) including noncontrolling interest	(266.8)	(27.0)	137.3	204.0	47.5
Net income (loss) attributable to Murphy	(287.4)	(63.1)	108.4	168.4	(73.7)
Income (loss) from continuing operations per Common share
Basic	(1.87)	(0.41)	0.70	1.09	(0.47)
Diluted	(1.87)	(0.41)	0.70	1.08	(0.47)
Net income (loss) per Common share ³
Basic	(1.87)	(0.41)	0.70	1.09	(0.48)
Diluted	(1.87)	(0.41)	0.70	1.09	(0.48)
Cash dividend per Common share	0.125	0.125	0.125	0.125	0.50
Year ended December 31, 2020
Revenue from contracts with customers	$600.6	285.7	425.3	440.1	1,751.7
Income (loss) from continuing operations before income taxes	(595.4)	(417.9)	(328.4)	(207.3)	(1,549.0)
Income (loss) from continuing operations	(503.8)	(323.1)	(265.9)	(162.5)	(1,255.3)
Net income including noncontrolling interest	(508.7)	(324.4)	(266.6)	(162.7)	(1,262.4)
Net income attributable to Murphy	(416.1)	(317.2)	(243.5)	(171.9)	(1,148.8)
Income (loss) from continuing operations per Common share
Basic	(2.68)	(2.05)	(1.58)	(1.11)	(7.43)
Diluted	(2.68)	(2.05)	(1.58)	(1.11)	(7.43)
Net income (loss) per Common share
Basic	(2.71)	(2.06)	(1.59)	(1.11)	(7.48)
Diluted	(2.71)	(2.06)	(1.59)	(1.11)	(7.48)
Cash dividend per Common share	0.25	0.125	0.125	0.125	0.625
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
3 The sum of quarterly net income (loss) per share may not agree with total year net income (loss) per share as each quarterly computation is based on the weighted average of common shares outstanding.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION ACCOUNTS AND RESERVES

(Millions of dollars)	Balance at January 1	Charged to Expense	Deductions	Other [1]	Balance at December 31
2021
Deducted from asset accounts:
Allowance for doubtful accounts	$1.6	—	—	—	1.6
Deferred tax asset valuation allowance	106.4	4.8	—	—	111.2
2020
Deducted from asset accounts:
Allowance for doubtful accounts	$1.6	—	—	—	1.6
Deferred tax asset valuation allowance	103.1	3.3	—	—	106.4
2019
Deducted from asset accounts:
Allowance for doubtful accounts	$1.6	—	—	—	1.6
Deferred tax asset valuation allowance	166.9	10.9	—	(74.7)	103.1
1 The amount in 2019 for deferred tax asset valuation allowance is primarily associated with utilization of foreign tax credit carryforwards.

GLOSSARY	ABBREVIATIONS

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

ARO - Asset Retirement Obligation
ASU - Accounting Standards Update
BCF - Billion cubic feet
BOEPD - Barrel of oil equivalent per day
FASB - Financial Accounting Standards Board
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
WTI - West Texas Intermediate