Form 10-Q
period 2022-03-31
MURPHY OIL CORP
filed 2022-05-04
CIK 717423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Number of shares of Common Stock, $1.00 par value, outstanding at April 30, 2022 was 155,372,135.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS (unaudited)

(Thousands of dollars)	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$480,587	521,184
Accounts receivable, net	371,838	258,150
Inventories	59,339	54,198
Prepaid expenses	32,585	31,925
Assets held for sale	15,701	15,453
Total current assets	960,050	880,910
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $12,660,784 in 2022 and $12,457,851 in 2021	8,237,743	8,127,852
Operating lease assets	907,504	881,389
Deferred income taxes	408,346	385,516
Deferred charges and other assets	28,094	29,273
Total assets	$10,541,737	10,304,940
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt, finance lease	$662	654
Accounts payable	939,941	623,129
Income taxes payable	21,587	19,951
Other taxes payable	21,415	20,306
Operating lease liabilities	173,892	139,427
Other accrued liabilities	441,382	360,859
Total current liabilities	1,598,879	1,164,326
Long-term debt, including finance lease obligation	2,466,114	2,465,414
Asset retirement obligations	859,335	839,776
Deferred credits and other liabilities	472,708	570,574
Non-current operating lease liabilities	752,364	761,162
Deferred income taxes	188,047	182,892
Total liabilities	6,337,447	5,984,144
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	—	—
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares in 2022 and 195,100,628 shares in 2021	195,101	195,101
Capital in excess of par value	880,537	926,698
Retained earnings	5,082,034	5,218,670
Accumulated other comprehensive loss	(506,355)	(527,711)
Treasury stock	(1,618,478)	(1,655,447)
Murphy Shareholders' Equity	4,032,839	4,157,311
Noncontrolling interest	171,451	163,485
Total equity	4,204,290	4,320,796
Total liabilities and equity	$10,541,737	10,304,940
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(Thousands of dollars, except per share amounts)	2022	2021
Revenues and other income
Revenue from production	$834,528	592,527
Sales of purchased natural gas	36,846	—
Total revenue from sales to customers	871,374	592,527
Loss on crude contracts	(320,777)	(214,385)
Gain on sale of assets and other income	2,364	1,843
Total revenues and other income	552,961	379,985
Costs and expenses
Lease operating expenses	136,825	147,164
Severance and ad valorem taxes	14,635	9,231
Transportation, gathering and processing	46,923	42,912
Costs of purchased natural gas	33,665	—
Exploration expenses, including undeveloped lease amortization	47,566	11,780
Selling and general expenses	33,529	29,503
Depreciation, depletion and amortization	164,124	198,278
Accretion of asset retirement obligations	11,876	10,492
Impairment of assets	—	171,296
Other operating expense	105,942	21,079
Total costs and expenses	595,085	641,735
Operating loss from continuing operations	(42,124)	(261,750)
Other income (loss)
Other expense	(2,495)	(5,341)
Interest expense, net	(37,277)	(88,100)
Total other loss	(39,772)	(93,441)
Loss from continuing operations before income taxes	(81,896)	(355,191)
Income tax benefit	(16,961)	(88,159)
Loss from continuing operations	(64,935)	(267,032)
(Loss) income from discontinued operations, net of income taxes	(551)	208
Net loss including noncontrolling interest	(65,486)	(266,824)
Less: Net income attributable to noncontrolling interest	47,850	20,614
NET LOSS ATTRIBUTABLE TO MURPHY	$(113,336)	(287,438)
LOSS PER COMMON SHARE – BASIC
Continuing operations	$(0.73)	(1.87)
Discontinued operations	—	—
Net loss	$(0.73)	(1.87)
LOSS PER COMMON SHARE – DILUTED
Continuing operations	$(0.73)	(1.87)
Discontinued operations	—	—
Net loss	$(0.73)	(1.87)
Cash dividends per Common share	0.15	0.125
Average Common shares outstanding (thousands)
Basic	154,916	153,953
Diluted	154,916	153,953
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended March 31,
(Thousands of dollars)	2022	2021
Net loss including noncontrolling interest	$(65,486)	(266,824)
Other comprehensive income, net of tax
Net gain from foreign currency translation	18,020	19,897
Retirement and postretirement benefit plans	3,336	4,136
Deferred loss on interest rate hedges reclassified to interest expense	—	1,690
Other comprehensive income	21,356	25,723
Comprehensive loss including noncontrolling interest	(44,130)	(241,101)
Less: Comprehensive income attributable to noncontrolling interest	47,850	20,614
COMPREHENSIVE LOSS ATTRIBUTABLE TO MURPHY	$(91,980)	(261,715)
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(Thousands of dollars)	2022	2021
Operating Activities
Net loss including noncontrolling interest	$(65,486)	(266,824)
Adjustments to reconcile net loss to net cash provided by continuing operations activities
Loss (income) from discontinued operations	551	(208)
Depreciation, depletion and amortization	164,124	198,278
Unsuccessful exploration well costs and previously suspended exploration costs	32,831	717
Amortization of undeveloped leases	4,198	4,602
Accretion of asset retirement obligations	11,876	10,492
Deferred income tax benefit	(20,253)	(88,867)
Mark to market loss on contingent consideration	98,126	14,923
Mark to market loss on crude contracts	188,509	153,505
Long-term non-cash compensation	17,288	12,124
Impairment of assets	—	171,296
Net (increase) in noncash working capital	(80,922)	(9,052)
Other operating activities, net	(12,512)	36,780
Net cash provided by continuing operations activities	338,330	237,766
Investing Activities
Property additions and dry hole costs	(244,908)	(240,545)
Property additions for King's Quay FPS	—	(17,734)
Proceeds from sales of property, plant and equipment	—	268,023
Net cash (required) provided by investing activities	(244,908)	9,744
Financing Activities
Borrowings on revolving credit facility	—	140,000
Repayment of revolving credit facility	—	(340,000)
Retirement of debt	—	(576,358)
Debt issuance, net of cost	—	541,980
Early redemption of debt cost	—	(34,177)
Distributions to noncontrolling interest	(39,884)	(36,006)
Contingent consideration payment	(55,169)	—
Cash dividends paid	(23,300)	(19,287)
Withholding tax on stock-based incentive awards	(15,421)	(3,794)
Capital lease obligation payments	(158)	(178)
Net cash (required) by financing activities	(133,932)	(327,820)
Effect of exchange rate changes on cash and cash equivalents	(87)	574
Net (decrease) in cash and cash equivalents	(40,597)	(79,736)
Cash and cash equivalents at beginning of period	521,184	310,606
Cash and cash equivalents at end of period	$480,587	230,870
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended March 31,
(Thousands of dollars)	2022	2021
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	$—	—
Common Stock – par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares at March 31, 2022 and 195,100,628 shares at March 31, 2021
Balance at beginning of period	195,101	195,101
Exercise of stock options	—	—
Balance at end of period	195,101	195,101
Capital in Excess of Par Value
Balance at beginning of period	926,698	941,692
Exercise of stock options, including income tax benefits	(7,220)	(39)
Restricted stock transactions and other	(45,169)	(33,000)
Share-based compensation	6,228	5,650
Balance at end of period	880,537	914,303
Retained Earnings
Balance at beginning of period	5,218,670	5,369,538
Net loss attributable to Murphy	(113,336)	(287,438)
Cash dividends	(23,300)	(19,287)
Balance at end of period	5,082,034	5,062,813
Accumulated Other Comprehensive Loss
Balance at beginning of period	(527,711)	(601,333)
Foreign currency translation gain, net of income taxes	18,020	19,897
Retirement and postretirement benefit plans, net of income taxes	3,336	4,136
Deferred loss on interest rate hedges reclassified to interest expense, net of income taxes	—	1,690
Balance at end of period	(506,355)	(575,610)
Treasury Stock
Balance at beginning of period	(1,655,447)	(1,690,661)
Awarded restricted stock, net of forfeitures	32,297	29,206
Exercise of stock options	4,672	39
Balance at end of period – 39,730,079 shares of Common Stock in 2022 and 40,784,118 shares of Common Stock in 2021, at cost	(1,618,478)	(1,661,416)
Murphy Shareholders’ Equity	4,032,839	3,935,191
Noncontrolling Interest
Balance at beginning of period	163,485	179,810
Net income attributable to noncontrolling interest	47,850	20,614
Distributions to noncontrolling interest owners	(39,884)	(36,006)
Balance at end of period	171,451	164,418
Total Equity	$4,204,290	4,099,609
See Notes to Consolidated Financial Statements, page 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (the Company or Murphy) on pages 2 through 6 of this Form 10-Q report.
Note A – Nature of Business and Interim Financial Statements
NATURE OF BUSINESS – Murphy Oil Corporation is an international oil and natural gas exploration and production company that conducts its business through various operating subsidiaries.  The Company primarily produces oil and natural gas in the United States and Canada and conducts oil and natural gas exploration activities worldwide.
In connection with the LLOG Exploration Offshore L.L.C. and LLOG Bluewater Holdings, L.L.C., (LLOG) acquisition, we hold a 0.5% interest in two variable interest entities (VIEs), Delta House Oil and Gas Lateral LLC and Delta House Floating Production System (FPS) LLC (collectively Delta House). These VIEs have not been consolidated because we are not considered the primary beneficiary. These non-consolidated VIEs are not material to our financial position or results of operations. As of March 31, 2022, our maximum exposure to loss was $3.2 million (excluding operational impacts), which represents our net investment in Delta House. We have not provided any financial support to Delta House other than amounts previously required by our membership interest.
INTERIM FINANCIAL STATEMENTS – In the opinion of the Murphy’s management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at March 31, 2022 and December 31, 2021, and the results of operations, cash flows and changes in stockholders’ equity for the interim periods ended March 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America (U.S.).  In preparing the financial statements of the Company in conformity with accounting principles generally accepted in the U.S., management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities.  Actual results may differ from the estimates.
Consolidated financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2021 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report.  Financial results for the three-month period ended March 31, 2022 are not necessarily indicative of future results.
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
Canada - In Canada, contracts include long-term floating commodity index priced and natural gas physical forward sales fixed-price contracts. For the offshore business in Canada, contracts are based on index prices and revenue is recognized at the time of vessel load based on the volumes on the bill of lading and point of custody transfer. The Company also purchases natural gas in Canada to meet certain sales commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note C – Revenue from Contracts with Customers (Contd.)
Disaggregation of Revenue
The Company reviews performance based on two key geographical segments and between onshore and offshore sources of revenue within these geographies.
For the three-month periods ended March 31, 2022, and 2021, the Company recognized $871.4 million and $592.5 million, respectively, from total revenue from sales to customers, from sales of oil, natural gas liquids and natural gas.
For the three-month periods ended March 31, 2022, and 2021, the Company recognized $834.5 million and $592.5 million, respectively, from sales of oil, natural gas liquids and natural gas from production.

		Three Months Ended March 31,
(Thousands of dollars)		2022	2021
Net crude oil and condensate revenue
United States	Onshore	$171,696	114,490
	Offshore	465,621	328,341
Canada	Onshore	36,697	29,903
	Offshore	28,832	18,062
Total crude oil and condensate revenue		702,846	490,796

Net natural gas liquids revenue
United States	Onshore	16,685	7,528
	Offshore	13,979	10,054
Canada	Onshore	4,867	3,987
Total natural gas liquids revenue		35,531	21,569

Net natural gas revenue
United States	Onshore	11,369	6,443
	Offshore	26,201	22,138
Canada	Onshore	58,581	51,581
Total natural gas revenue		96,151	80,162
Revenue from production		834,528	592,527

Sales of purchased natural gas[1]		36,846	—

Total revenue from sales to customers		871,374	592,527

Loss on crude contracts		(320,777)	(214,385)
Gain on sale of assets and other income		2,364	1,843
Total revenues and other income		$552,961	379,985
1  Sales of purchase natural gas are associated with Canada Onshore.

In 2022, the Company included additional line items on the face of the Consolidated Statements of Operations to report Sales of purchased natural gas and Costs of purchased natural gas. Sales and purchases of natural gas are reported on a gross basis when Murphy takes control of the products and has risks and rewards of ownership.
Contract Balances and Asset Recognition
As of March 31, 2022, and December 31, 2021, receivables from contracts with customers, net of royalties and associated payables, on the balance sheet from continuing operations, were $258.6 million and $169.8 million, respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on a forward-looking expected loss model in accordance with ASU 2016-13, the Company did not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.
The Company has not entered into any revenue contracts that have financing components as of March 31, 2022.

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
As of March 31, 2022, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period of more than 12 months starting at the inception of the contract:

Current Long-Term Contracts Outstanding at March 31, 2022
Location	Commodity	End Date	Description	Approximate Volumes
U.S.	Natural Gas and NGL	Q1 2023	Deliveries from dedicated acreage in Eagle Ford	As produced
Canada	Natural Gas	Q4 2022	Contracts to sell natural gas at USD index pricing	8 MMCFD
Canada	Natural Gas	Q4 2022	Contracts to sell natural gas at CAD fixed prices	5 MMCFD
Canada	Natural Gas	Q4 2022	Contracts to sell natural gas at USD fixed pricing	20 MMCFD
Canada	Natural Gas	Q4 2023	Contracts to sell natural gas at USD index pricing	25 MMCFD
Canada	Natural Gas	Q4 2023	Contracts to sell natural gas at CAD fixed prices	38 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at USD index pricing	31 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at CAD fixed prices	100 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at CAD fixed prices	34 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at USD fixed pricing	15 MMCFD
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at USD index pricing	49 MMCFD
Canada	NGL	Q3 2023	Contracts to sell natural gas liquids at CAD pricing	952 BOED
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
As of March 31, 2022, the Company had total capitalized exploratory well costs for continuing operations pending the determination of proved reserves of $172.7 million.  The following table reflects the net changes in capitalized exploratory well costs during the three-month periods ended March 31, 2022 and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note D – Property, Plant and Equipment (Contd.)

(Thousands of dollars)	2022	2021
Beginning balance at January 1	$179,481	181,616
Additions pending the determination of proved reserves	3,698	785
Capitalized exploratory well costs charged to expense	(10,473)	—
Balance at March 31	$172,706	182,401
The capitalized well costs charged to expense during 2022 represent expenditures related to the Cutthroat-1 exploration well in block SEAL-M-428 in the Sergipe-Alagoas Basin offshore Brazil. There were no hydrocarbons found in this well.
The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed for each individual well and the number of projects for which exploratory well costs have been capitalized.  The projects are aged based on the last well drilled in the project.

	March 31,
	2022			2021

(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$2,810	2	2	—	—	—
One to two years	—	—	—	23,514	3	3
Two to three years	23,667	3	3	30,562	2	2
Three years or more	146,229	8	2	128,325	6	—
	$172,706	13	7	182,401	11	5
Of the $169.9 million of exploratory well costs capitalized more than one year at March 31, 2022, $94.0 million is in Vietnam, $47.6 million is in the U.S., $15.3 million is in Mexico, $8.2 million is in Brunei, and $4.8 million is in Canada.  In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.
Impairments
There were no impairments in the first quarter of 2022. In the first quarter of 2021, the Company recorded an impairment charge of $171.3 million for Terra Nova due to the status, including agreements with partners, of operating and production plans. Later in 2021, the Company acquired an additional 7.525% working interest at Terra Nova following a commercial agreement to sanction an asset life extension project.

Divestments
There were no divestments in the first quarter of 2022. During the first quarter of 2021, the King’s Quay FPS was sold to ArcLight Capital Partners, LLC (ArcLight) for proceeds of $267.7 million, which reimbursed the Company for previously incurred capital expenditures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note E – Assets Held for Sale and Discontinued Operations
The Company has accounted for its former U.K. and U.S. refining and marketing and Malaysian exploration and production operations as discontinued operations for all periods presented.  The results of operations associated with discontinued operations for the three-month periods ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(Thousands of dollars)	2022	2021
Revenues	$10	44
Costs and expenses
Other costs and expenses (benefits)	561	(164)
(Loss) income before taxes	(551)	208
Income tax expense	—	—
(Loss) income from discontinued operations	$(551)	208
As of March 31, 2022 and December 31, 2021, assets held for sale on the Consolidated Balance Sheet include the carrying value of the net property, plant and equipment of CA-2 project in Brunei and the Company’s former headquarters office building in El Dorado, Arkansas.

(Thousands of dollars)	March 31, 2022	December 31, 2021
Current assets
Property, plant, and equipment, net	15,701	15,453
Total current assets associated with assets held for sale	$15,701	15,453

Note F – Financing Arrangements and Debt
As of March 31, 2022, the Company had a $1.6 billion revolving credit facility (RCF). The RCF is a senior unsecured guaranteed facility which expires in November 2023. At March 31, 2022, the Company had no outstanding borrowings under the RCF and $31.4 million of outstanding letters of credit, which reduce the borrowing capacity of the RCF. At March 31, 2022, the interest rate in effect on borrowings under the facility was 2.15%. At March 31, 2022 and 2021, the Company was in compliance with all covenants related to the RCF.

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
On May 2, 2022, the Company issued a notice of partial redemption with respect to $200.0 million aggregate principal amount of its 6.875% senior notes due 2024 (the Notes). The Company will redeem the Notes at the applicable redemption price set forth in the indenture governing the Notes, plus accrued and unpaid interest, if any, to but, not including, the date of redemption. The redemption date of the Notes will be June 2, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note G – Other Financial Information
Additional disclosures regarding cash flow activities are provided below.

	Three Months Ended March 31,
(Thousands of dollars)	2022	2021
Net decrease (increase) in operating working capital, excluding cash and cash equivalents:
(Increase) in accounts receivable ¹	$(117,928)	(16,954)
(Increase) decrease in inventories	(4,541)	392
(Increase) in prepaid expenses	(515)	(3,652)
Increase in accounts payable and accrued liabilities ¹	40,426	11,810
Increase (decrease) in income taxes payable	1,636	(648)
Net (increase) in noncash operating working capital	$(80,922)	(9,052)
Supplementary disclosures:
Cash income taxes paid, net of refunds	$103	720
Interest paid, net of amounts capitalized of $5.3 million in 2022 and $3.3 million in 2021	40,181	44,577

Non-cash investing activities:
Asset retirement costs capitalized [2]	$3,889	6,390
(Increase) decrease in capital expenditure accrual	(49,352)	13,617
1 Excludes receivable/payable balances relating to mark-to-market of derivative instruments and contingent consideration relating to acquisitions.
2 Excludes non-cash capitalized cost offset by Terra Nova impairment of $74.4 million in the first quarter of 2021.

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
The table that follows provides the components of net periodic benefit expense for the three-month periods ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2022	2021	2022	2021
Service cost	$2,129	1,768	292	326
Interest cost	5,243	4,286	574	521
Expected return on plan assets	(8,138)	(6,133)	—	—
Amortization of prior service cost (credit)	600	156	(133)	—
Recognized actuarial loss	3,822	5,279	(77)	(7)
Net periodic benefit expense	$3,656	5,356	656	840
The components of net periodic benefit expense, other than the service cost, are recorded in Other expense in the Consolidated Statements of Operations.
During the three-month period ended March 31, 2022, the Company made contributions of $8.7 million to its defined benefit pension and postretirement benefit plans. Remaining funding in 2022 for the Company’s defined benefit pension and postretirement plans is anticipated to be $34.4 million.
Note I – Incentive Plans
The costs resulting from all share-based and cash-based incentive plans are recognized as an expense in the Consolidated Statements of Operations using a fair value-based measurement method over the periods that the awards vest.
On December 7, 2021, the Board approved the replacement of the 2017 Annual Incentive Plan (2017 Annual Plan) with the Murphy Oil Corporation Annual Incentive Plan (AIP) effective as of January 1, 2022. The new AIP can be found as an exhibit to the Company’s 2021 Form 10-K filed on February 25, 2022 and will remain in effect until such time as the Plan is terminated by the Board. The AIP authorizes the Executive Compensation Committee (the Committee) to establish specific performance goals associated with annual cash awards that may be earned by officers, executives and certain other employees.  Cash awards under the AIP are determined based on the Company’s actual financial and operating results as measured against the performance goals established by the Committee.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note I – Incentive Plans (Contd.)
During the first three months of 2022, the Committee granted the following awards from the 2020 Long-Term Plan:
2020 Long-Term Incentive Plan

Type of Award	Number of Awards Granted	Grant Date	Grant Date Fair Value	Valuation Methodology
Performance Based RSUs [1]	580,600	February 1, 2022	$47.37	Monte Carlo
Time Based RSUs [2]	273,400	February 1, 2022	$32.12	Average Stock Price
Cash Settled RSUs [3]	674,300	February 1, 2022	$32.12	Average Stock Price
1 Performance based RSUs are scheduled to vest over a three year performance period.
2 Time based RSUs are generally scheduled to vest over three years from the date of grant.
3 Cash settled RSUs are generally scheduled to vest over three years from the date of grant.
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
During the first three months of 2022, the Committee granted the following awards to Non-Employee Directors:
2021 Stock Plan for Non-Employee Directors

Type of Award	Number of Awards Granted	Grant Date	Grant Date Fair Value	Valuation Methodology
Time Based RSUs [1]	73,092	February 2, 2022	$32.84	Closing Stock Price
1 Non-employee directors time-based RSUs are scheduled to vest in February 2023.
All stock option exercises are non-cash transactions for the Company.  The employee receives net shares, after applicable withholding obligations, upon each stock option exercise. The actual income tax benefit realized from the tax deductions related to stock option exercises of the share-based payment arrangements were immaterial for the three-month period ended March 31, 2022.
Amounts recognized in the financial statements with respect to share-based plans are shown in the following table:

	Three Months Ended March 31,
(Thousands of dollars)	2022	2021
Compensation charged against income before tax benefit	$13,962	8,196
Related income tax benefit recognized in income	2,272	1,165
Certain incentive compensation granted to the Company’s named executive officers, to the extent their total compensation exceeds $1.0 million per executive per year, is not eligible for a U.S. income tax deduction under the Tax Cuts and Jobs Act (2017 Tax Act).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note J – Earnings Per Share
Net loss attributable to Murphy was used as the numerator in computing both basic and diluted income per Common share for the three-month periods ended March 31, 2022 and 2021.  The following table reports the weighted-average shares outstanding used for these computations.

	Three Months Ended March 31,
(Weighted-average shares)	2022	2021
Basic method	154,916,004	153,952,552
Dilutive stock options and restricted stock units ¹	—	—
Diluted method	154,916,004	153,952,552
1 Due to a net loss recognized by the Company for the three-month periods ended March 31, 2022 and 2021, no unvested stock awards were included in the computation of diluted earnings per share because the effect would have been antidilutive.
Note K – Income Taxes
The Company’s effective income tax rate is calculated as the amount of income tax expense (benefit) divided by income (loss) from continuing operations before income taxes.  For the three-month periods ended March 31, 2022 and 2021, the Company’s effective income tax rates were as follows:

	2022	2021
Three months ended March 31,	20.7%	24.8%
The effective tax rate for the three-month period ended March 31, 2022 was below the U.S. statutory tax rate of 21% primarily due to exploration expenses in certain foreign jurisdictions in which no income tax benefit is currently available, offset by no tax applied to the pre-tax income of the noncontrolling interest in MP GOM.
The effective tax rate for the three-month period ended March 31, 2021 was above the statutory tax rate of 21% primarily due to losses recorded in Canada which have a higher tax rate, no tax applied to the pre-tax income of the noncontrolling interest in MP GOM, offset by exploration expenses in certain foreign jurisdictions in which no income tax benefit is currently available.
The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities. These audits often take years to complete and settle. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters. Additionally, the Company could be required to pay amounts into an escrow account as any matters are identified and appealed with the relevant taxing authorities.  As of March 31, 2022, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: United States – 2016; Canada – 2016; and Malaysia – 2014. The Company has retained certain possible liabilities and rights to income tax receivables relating to Malaysia for the years prior to 2019. The Company believes current recorded liabilities are adequate.
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
At March 31, 2022, volumes per day associated with outstanding crude oil derivative contracts and the weighted average prices for these contracts are as follows:

2022
NYMEX WTI swap contracts:
Volume per day (Bbl):	20,000
Price per Bbl:	$44.88

NYMEX WTI collar contracts:
Volume per day (Bbl):	25,000
Price per Bbl:
Average Ceiling:	$75.20
Average Floor:	$63.24
Foreign Currency Exchange Risks
The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. The Company had no foreign currency exchange derivatives outstanding at March 31, 2022 and 2021.
At March 31, 2022 and December 31, 2021, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

(Thousands of dollars)	Asset (Liability) Derivatives Fair Value
Type of Derivative Contract	Balance Sheet Location	March 31, 2022	December 31, 2021
Commodity swaps	Accounts payable	$(306,095)	(239,882)
Commodity collars	Accounts receivable	—	4,280
	Accounts payable	(162,123)	(19,533)
For the three-month periods ended March 31, 2022 and 2021, the gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)
(Thousands of dollars)	Statement of Operations Location	Three months ended March 31,
Type of Derivative Contract		2022	2021
Commodity swaps	Loss on crude contracts	$(156,359)	(214,385)
Commodity collars	Loss on crude contracts	(164,418)	—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note L – Financial Instruments and Risk Management (Contd.)
The carrying value of assets and liabilities recorded at fair value on a recurring basis at March 31, 2022 and December 31, 2021, are presented in the following table.

	March 31, 2022				December 31, 2021
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Commodity collars	$—	—	—	—	—	4,280	—	4,280
	$—	—	—	—	—	4,280	—	4,280

Liabilities:
Nonqualified employee savings plan	$17,038	—	—	17,038	16,962	—	—	16,962
Commodity collars	—	162,123	—	162,123	—	19,533	—	19,533
Contingent consideration	—	—	239,108	239,108	—	—	196,151	196,151
Commodity swaps	—	306,095	—	306,095	—	239,882	—	239,882
	$17,038	468,218	239,108	724,364	16,962	259,415	196,151	472,528
The fair value of commodity (WTI crude oil) swaps was based on active market quotes for WTI crude oil.  The fair value of commodity (WTI crude oil) collars was determined using an option pricing model. The before tax income effect of changes in the fair value of crude oil derivative contracts is recorded in Loss on crude contracts in the Consolidated Statements of Operations.
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
The contingent consideration, related to 2018 and 2019 U.S. Gulf of Mexico acquisitions, is valued using a Monte Carlo simulation model. For the three months ended March 31, 2022 and 2021, the pre-tax income effect of changes in the fair value of the contingent consideration was an expense of $98.1 million and $14.9 million respectively and is recorded in Other operating expense in the Consolidated Statements of Operations. In the three months ended March 31, 2022, the pre-tax income effect of changes in the fair value of the contingent consideration exclude cash payments of $55.2 million, which reduced the value of the contingent consideration liability. Contingent consideration is payable annually in years 2022 to 2026.
The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. There were no offsetting positions recorded at March 31, 2022 and December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note M – Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss on the Consolidated Balance Sheets at December 31, 2021 and March 31, 2022 and the changes during the three-month period ended March 31, 2022, are presented net of taxes in the following table.

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)	Retirement and Postretirement Benefit Plan Adjustments		Total
Balance at December 31, 2021	$(311,895)	(215,816)		(527,711)
Components of other comprehensive income (loss):
Before reclassifications to income and retained earnings	18,020	—		18,020
Reclassifications to income	—	3,336	¹	3,336
Net other comprehensive income (loss)	18,020	3,336		21,356
Balance at March 31, 2022	$(293,875)	(212,480)		(506,355)
1 Reclassifications before taxes of $4,210 are included in the computation of net periodic benefit expense for the three-month period ended March 31, 2022.  See Note H for additional information.  Related income taxes of $874 are included in Income tax expense (benefit) for the three-month period ended March 31, 2022.
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

Note O – Business Segments
Information about business segments and geographic operations is reported in the following table.  For geographic purposes, revenues are attributed to the country in which the sale occurs.  Corporate, including interest income, other gains and losses (including foreign exchange gains/losses and realized and unrealized gains/losses on commodity price derivatives), interest expense and unallocated overhead, is shown in the table to reconcile the business segments to consolidated totals.

	Total Assets at March 31, 2022	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(Millions of dollars)		External Revenues	Income (Loss)	External Revenues	Income (Loss)
Exploration and production ¹
United States	$6,832.0	707.4	252.9	490.3	119.0
Canada	2,309.8	166.1	22.7	104.0	(124.3)
Other	242.1	—	(44.2)	—	(6.9)
Total exploration and production	9,383.9	873.5	231.4	594.3	(12.2)
Corporate	1,157.1	(320.5)	(296.3)	(214.3)	(254.8)
Continuing operations	10,541.0	553.0	(64.9)	380.0	(267.0)
Discontinued operations, net of tax	0.7	—	(0.6)	—	0.2
Total	$10,541.7	553.0	(65.5)	380.0	(266.8)
1 Additional details about results of oil and natural gas operations are presented in the table on page 24.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Summary
In the first quarter of 2022, crude oil and natural gas benchmark prices increased when compared to the same period of 2021. Prices were higher in the first quarter 2022 principally due to market concerns over supply shortfalls stemming from lack of investment in the exploration and production sector, ongoing demand recovery from COVID-19 and geopolitical uncertainty following the Russian invasion of Ukraine.
On input costs, and similarly to the overall inflationary pressure observed in the wider economy; the oil and gas industry, and hence the Company, is observing higher costs for goods and services used in exploration and production. Murphy continues to manage input costs through its dedicated procurement department focused on managing supply chain and other costs.
For the three months ended March 31, 2022, West Texas Intermediate (WTI) crude oil prices averaged approximately $94.29 per barrel (compared to $57.84 in the first quarter of 2021 and $77.19 in the fourth quarter of 2021). The closing price for WTI at the end of the first quarter of 2022 was approximately $108.26 per barrel, reflecting a 74% increase from the first quarter 2021 closing price and a 51% increase from the fourth quarter of 2021 closing price. The average price in April 2022 was $101.64 per barrel. As of close on May 2, 2022, the NYMEX WTI forward curve price for the remainder of 2022 and 2023 were $99.44 and $86.38 per barrel, respectively.
For the three months ended March 31, 2022, the Company produced 150 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations. The Company invested $304.7 million in capital expenditures (on a value of work done basis) in the three months ended March 31, 2022, (which included $22.3 million related to the deferral of the Cutthroat exploration well in Brazil from 2021). The Company reported net loss from continuing operations of $64.9 million for the three months ended March 31, 2022. This amount includes income attributable to noncontrolling interest of $47.9 million and after-tax losses on unrealized mark to market revaluations on commodity price derivative positions and contingent consideration of $148.9 million and $77.2 million, respectively.
For the three months ended March 31, 2021, the Company produced 165 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations. The Company invested $251.1 million in capital expenditures (on a value of work done basis) for the three months ended March 31, 2021, which included $17.2 million to fund the development of the King’s Quay floating production system (which was subsequently reimbursed by Arclight). The Company reported net loss from continuing operations of $267.0 million for the three months ended March 31, 2021. This amount included income attributable to noncontrolling interest of $20.6 million, after-tax impairment charges of $128.0 million and after-tax losses on unrealized mark to market revaluations on commodity price derivative positions and contingent consideration of $121.3 million and $11.8 million, respectively.
In the first quarter of 2021, the Company’s subsidiary "Murphy Exploration & Production Company - USA" closed a transaction with ArcLight Capital Partners, LLC (ArcLight) for the sale of Murphy’s entire 50% interest in the King’s Quay FPS and associated export lateral pipelines. The transaction reimbursed Murphy for its share of project costs from inception to closing with proceeds of $267.7 million.
On April 12, 2022, subsequent to quarter end, the Company announced that it has achieved first oil from the Khaleesi, Mormont, Samurai field development project in the deepwater Gulf of Mexico, as production has begun flowing through the Murphy-operated King’s Quay FPS.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Summary (contd.)
Results of Operations
Murphy’s income (loss) by type of business is presented below.

	Income (Loss)
	Three Months Ended March 31,
(Millions of dollars)	2022	2021
Exploration and production	$231.4	(12.2)
Corporate and other	(296.3)	(254.8)
Loss from continuing operations	(64.9)	(267.0)
Discontinued operations ¹	(0.6)	0.2
Net loss including noncontrolling interest	$(65.5)	(266.8)
1 The Company has presented its former U.K. and U.S. refining and marketing and Malaysian exploration and production operations as discontinued operations in its consolidated financial statements.
Exploration and Production
Results of E&P continuing operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended March 31,
(Millions of dollars)	2022	2021
Exploration and production
United States	$252.9	119.0
Canada	22.7	(124.3)
Other	(44.2)	(6.9)
Total	$231.4	(12.2)

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

	Three Months Ended March 31,
(Millions of dollars, except per barrel of oil equivalents sold)	2022	2021
Net loss attributable to Murphy (GAAP)	$(113.3)	(287.4)
Income tax benefit	(17.0)	(88.2)
Interest expense, net	37.3	88.1
Depreciation, depletion and amortization expense ¹	156.6	188.3
EBITDA attributable to Murphy (Non-GAAP)	63.6	(99.2)
Mark-to-market loss on derivative instruments	188.5	153.5
Mark-to-market loss on contingent consideration	98.1	14.9
Accretion of asset retirement obligations ¹	10.5	10.5
Discontinued operations loss (income)	0.6	(0.2)
Impairment of assets ¹	—	171.3
Unutilized rig charges	—	2.8
Foreign exchange (gain) loss	—	1.3
Adjusted EBITDA attributable to Murphy (Non-GAAP)	$361.3	254.9

Total barrels of oil equivalents sold from continuing operations attributable to Murphy (thousands of barrels)	12,565	13,670

Adjusted EBITDA per barrel of oil equivalents sold	$28.75	18.65
1 Depreciation, depletion, and amortization expense, impairment of assets and accretion of asset retirement obligations used in the computation of Adjusted EBITDA exclude the portion attributable to the non-controlling interest.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

OIL AND GAS OPERATING RESULTS – THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Millions of dollars)	United States [1]	Canada	Other	Total
Three Months Ended March 31, 2022
Oil and gas sales and other operating revenues	$707.4	129.3	—	836.7
Sales of purchased natural gas	—	36.8	—	36.8
Lease operating expenses	99.9	36.9	—	136.8
Severance and ad valorem taxes	14.2	0.4	—	14.6
Transportation, gathering and processing	29.2	17.7	—	46.9
Costs of purchased natural gas	—	33.7	—	33.7
Depreciation, depletion and amortization	126.5	34.2	0.1	160.8
Accretion of asset retirement obligations	9.4	2.5	—	11.9
Exploration expenses
Dry holes and previously suspended exploration costs	—	—	32.8	32.8
Geological and geophysical	2.6	—	0.2	2.8
Other exploration	1.5	0.1	6.1	7.7
	4.1	0.1	39.1	43.3
Undeveloped lease amortization	2.4	0.1	1.8	4.3
Total exploration expenses	6.5	0.2	40.9	47.6
Selling and general expenses	8.3	5.1	2.4	15.8
Other	102.8	5.1	0.4	108.3
Results of operations before taxes	310.6	30.3	(43.8)	297.1
Income tax provisions (benefits)	57.7	7.6	0.4	65.7
Results of operations (excluding Corporate segment)	$252.9	22.7	(44.2)	231.4

Three months ended March 31, 2021
Oil and gas sales and other operating revenues	$490.3	104.0	—	594.3
Lease operating expenses	116.1	30.8	0.3	147.2
Severance and ad valorem taxes	8.9	0.3	—	9.2
Transportation, gathering and processing	28.5	14.4	—	42.9
Depreciation, depletion and amortization	149.6	44.8	0.5	194.9
Accretion of asset retirement obligations	9.0	1.5	—	10.5
Impairment of assets	—	171.3	—	171.3
Exploration expenses
Dry holes and previously suspended exploration costs	0.7	—	—	0.7
Geological and geophysical	0.6	—	0.2	0.8
Other exploration	0.6	—	5.0	5.6
	1.9	—	5.2	7.1
Undeveloped lease amortization	2.3	0.1	2.2	4.6
Total exploration expenses	4.2	0.1	7.4	11.7
Selling and general expenses	5.5	4.1	1.4	11.0
Other	21.5	3.1	(3.5)	21.1
Results of operations before taxes	147.0	(166.4)	(6.1)	(25.5)
Income tax provisions (benefits)	28.0	(42.1)	0.8	(13.3)
Results of operations (excluding Corporate segment)	$119.0	(124.3)	(6.9)	(12.2)
1 Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

Exploration and Production
First quarter 2022 vs. 2021
All amounts include amount attributable to a noncontrolling interest in MP GOM, unless otherwise noted.
United States E&P operations reported earnings of $252.9 million in the first quarter of 2022 compared to earnings of $119.0 million in the first quarter of 2021. Results were $133.9 million favorable in the 2022 period compared to the 2021 period, driven by higher revenues ($217.1 million), lower DD&A ($23.1 million), lower lease operating expenses (LOE: $16.2 million), partially offset by higher income tax expense ($29.7 million) and higher other operating expense ($81.3 million). Higher revenues are primarily attributable to higher realized prices (oil and condensate, natural gas and NGLs) in 2022 compared to 2021, offset by lower oil sales and production volumes driven primarily by a focused effort to reduce capital expenditures to prioritize corporate debt reduction. Lower DD&A is a result of lower production volumes and lower rates driven by positive reserve revisions. Lower lease operating expenses were primarily due to higher GOM workover costs in the prior year at St. Malo. Higher income tax expense is a result of higher pre-tax income principally due to higher oil price and lower DD&A and LOE. Higher other operating expense is primarily due to an unfavorable mark to market revaluation on contingent consideration ($98.1 million; as a result of higher commodity prices) from prior GOM acquisitions.
Canadian E&P operations reported earnings of $22.7 million in the first quarter of 2022 compared to a loss of $124.3 million in the first quarter of 2021. Results were $147.0 million favorable compared to the 2021 period. Prior year results included an impairment charge ($171.3 million) recorded in the first quarter of 2021 following notice from the operator of asset abandonment at Terra Nova at the time of the assessment, and prior to the sanctioning of an asset life extension project in the third quarter of 2021. The current year results also include higher revenue from production ($25.3 million) and lower DD&A ($10.6 million) offset by higher income tax expense ($49.7 million), lease operating expenses ($6.1 million) and transportation, gathering and processing expenses ($3.3 million). Higher revenue is primarily attributable to higher oil prices at Hibernia and Kaybob Duvernay and higher natural gas prices and volumes at Tupper Montney. Lower DD&A is primarily due to lower production volumes at Kaybob Duvernay following reduced capital expenditures throughout 2020 and 2021. Higher income tax expense is a result of higher pre-tax income principally due to higher revenue and no repeat of the impairment charge. Higher lease operating expenses and transportation, gathering and processing costs are due to higher gas processing and downstream transportation rates and capacity. Higher capacity is expected to be utilized by growth at Tupper Montney in the future.
Other international E&P operations reported a loss of $44.2 million in the first quarter of 2022 compared to a loss of $6.9 million in the prior year. Results were $37.3 million unfavorable compared to the 2021 period primarily due to the Cutthroat-1 exploration well in block SEAL-M-428 in the Sergipe-Alagoas Basin offshore Brazil being expensed because no hydrocarbons were discovered.
Corporate
First quarter 2022 vs. 2021
Corporate activities, which include interest expense and income, foreign exchange effects, realized and unrealized gains/losses on derivative instruments (forward swaps and collars to hedge the price of oil sold) and corporate overhead not allocated to Exploration and Production, reported a loss of $296.3 million in the first quarter of 2022 compared to a loss of $254.8 million in the first quarter of 2021. The $41.5 million unfavorable variance is primarily due to higher realized and unrealized losses on derivative instruments in 2022 compared to 2021 (2022: $320.8 million loss; 2021: $214.4 million loss), partially offset by lower interest expense ($56.0 million) and higher tax benefits ($7.8 million). Realized and unrealized losses on derivative instruments are due to an increase in oil prices for current (realized) and future (unrealized) periods whereby the swap contracts provide the Company with a fixed price and the collar contracts provide for a minimum (floor) and a maximum (ceiling) price. As of March 31, 2022, the average forward NYMEX WTI price for the remainder of 2022 was $94.52 (versus swap contract fixed hedge price of $44.88). Interest charges are lower in the first quarter of 2022 primarily due the prior year redemption premium ($34.2 million) incurred by the Company upon the early retirement of the notes originally due June and December 2022, lower overall debt and higher capitalized interest on GOM capital projects. Higher income tax benefit is a result of pre-tax losses driven by the higher realized and unrealized losses on derivative instruments.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

Production Volumes and Prices
First quarter 2022 vs. 2021
Total hydrocarbon production from Exploration and Production averaged 149,854 barrels of oil equivalent per day in the first quarter of 2022, which represented a 9% decrease from the 165,382 barrels per day produced in the first quarter of 2021. The decrease in production is principally due to an ongoing focused effort to reduce capital expenditures that began in 2020 to prioritize corporate debt reduction.
Average crude oil and condensate production was 83,560 barrels per day in the first quarter of 2022 compared to 97,475 barrels per day in the first quarter of 2021. The decrease of 13,915 barrels per day was principally due to lower Gulf of Mexico production (9,110 barrels per day) due to the focused effort to reduce capital expenditures and several planned downtime events including a facility upgrade which lowered current production at Neidermeyer and Marmalard as well as maintenance operations at Front Runner, Habanero and Chinook. Canada production is lower (3,176 barrels per day) due to normal field decline at Kaybob coupled with temporary operational issues at Hibernia. Eagle Ford Shale production is lower (1,835 barrels per day) due to normal well decline and temporary operational issues impacting production in the first quarter of 2022. On a worldwide basis, the Company’s crude oil and condensate prices averaged $95.17 per barrel in the first quarter of 2022 compared to $58.08 per barrel in the 2021 period, an increase of 64% year over year.
Total production of natural gas liquids (NGL) was 9,342 barrels per day in the first quarter of 2022 compared to 9,845 barrels per day in the 2021 period.  The average sales price for U.S. NGL was $40.76 per barrel in 2022 compared to $22.68 per barrel in 2021. The average sales price for NGL in Canada was $55.02 per barrel in 2022 compared to $35.92 per barrel in 2021. NGL prices are higher in Canada due to the higher value of the product at the Kaybob Duvernay and Placid Montney assets.
Natural gas production volumes averaged 341.7 million cubic feet per day (MMCFD) in the first quarter of 2022 compared to 348.4 MMCFD in 2021.  The decrease of 6.7 MMCFD was primarily the result of lower volumes in the Gulf of Mexico (16.6 MMCFD) partially offset by higher volumes at Eagle Ford Shale (5.3 MMCFD) and Canada (4.6 MMCFD). The lower natural gas volumes in the Gulf of Mexico are principally due to planned facility and maintenance downtime. Natural gas prices for the total Company averaged $3.13 per thousand cubic feet (MCF) in the first quarter of 2022, versus $2.56 per MCF average in the same period of 2021.  Average realized natural gas prices in the U.S. and Canada in the quarter were $5.00 and $2.52, respectively. Average realized gas prices in Canada are lower as a result of certain fixed price sales volume contracts.
Additional details about results of oil and natural gas operations are presented in the tables on page 24.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

The following table reports hydrocarbons produced during the three-month periods ended March 31, 2022 and 2021.

		Three Months Ended March 31,
Barrels per day unless otherwise noted		2022	2021
Net crude oil and condensate
United States	Onshore	20,330	22,165
	Gulf of Mexico [1]	55,253	64,363
Canada	Onshore	4,380	6,288
	Offshore	3,321	4,589
Other		276	70
Total net crude oil and condensate - continuing operations		83,560	97,475
Net natural gas liquids
United States	Onshore	4,833	3,933
	Gulf of Mexico [1]	3,526	4,679
Canada	Onshore	983	1,233
Total net natural gas liquids - continuing operations		9,342	9,845
Net natural gas – thousands of cubic feet per day
United States	Onshore	27,361	22,016
	Gulf of Mexico [1]	56,058	72,658
Canada	Onshore	258,291	253,697
Total net natural gas - continuing operations		341,710	348,371
Total net hydrocarbons - continuing operations including NCI [2,3]		149,854	165,382
Noncontrolling interest
Net crude oil and condensate – barrels per day		(8,128)	(9,174)
Net natural gas liquids – barrels per day		(287)	(354)
Net natural gas – thousands of cubic feet per day [2]		(2,590)	(4,159)
Total noncontrolling interest		(8,847)	(10,221)
Total net hydrocarbons - continuing operations excluding NCI [2,3]		141,007	155,161
1 Includes net volumes attributable to a noncontrolling interest in MP Gulf of Mexico, LLC (MP GOM).
2 Natural gas converted on an energy equivalent basis of 6:1
3 NCI – noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

The following table reports the weighted average sales prices excluding transportation cost deduction and sales of purchased natural gas for the three-month periods ended March 31, 2022 and 2021.

		Three Months Ended March 31,
		2022	2021
Weighted average Exploration and Production sales prices
Continuing operations
Crude oil and condensate – dollars per barrel
United States	Onshore	$93.87	57.41
	Gulf of Mexico [1]	95.02	58.78
Canada [2]	Onshore	93.09	52.84
	Offshore	110.66	59.39
Natural gas liquids – dollars per barrel
United States	Onshore	38.32	21.25
	Gulf of Mexico [1]	44.05	23.87
Canada [2]	Onshore	55.02	35.92
Natural gas – dollars per thousand cubic feet
United States	Onshore	4.61	3.27
	Gulf of Mexico [1]	5.19	3.39
Canada [2]	Onshore	2.52	2.26
1 Prices include the effect of noncontrolling interest share for MP GOM.
2 U.S. dollar equivalent.

Financial Condition
Cash Provided by Operating Activities
Net cash provided by continuing operating activities was $338.3 million for the first three months of 2022 compared to $237.8 million during the same period in 2021.  The increased cash from operating activities is primarily attributable to higher revenue from production ($242.0 million), offset by the timing of working capital settlements ($80.9 million; primarily higher revenue received in cash following the end of the quarter) and higher realized losses on derivative instruments ($71.4 million).
Cash Required by Investing Activities
Net cash required by investing activities was $244.9 million for the first three months of 2022 compared to net cash provided by investing activities of $9.7 million during the same period in 2021. The first quarter of 2021 included sales proceeds for the King’s Quay FPS of $268.0 million, which was sold to ArcLight Capital Partners, LLC (ArcLight). Property additions and dry hole costs (excluding King’s Quay), which includes amounts expensed, were $244.9 million and $240.5 million in the first three months of 2022 and 2021, respectively.
Total accrual basis capital expenditures were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2022	2021
Capital Expenditures
Exploration and production	$299.4	247.3
Corporate	5.3	3.8
Total capital expenditures	$304.7	251.1
A reconciliation of property additions and dry hole costs in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (contd.)
Financial Condition (contd.)

	Three Months Ended March 31,
(Millions of dollars)	2022	2021
Property additions and dry hole costs per cash flow statements	$244.9	240.5
Property additions King's Quay per cash flow statements	—	17.7
Geophysical and other exploration expenses	9.4	5.8
Capital expenditure accrual changes and other	50.4	(13.0)
Total capital expenditures	$304.7	251.1
The increase in capital expenditures in the exploration and production business in 2022 compared to 2021 is primarily attributable to expenditures related to the Cutthroat-1 exploration well in Brazil, capital invested at the Khaleesi, Mormont, Samurai field development project and higher development drilling activities in Tupper Montney and Kaybob Duvernay assets.
Cash Required by Financing Activities
Net cash required by financing activities was $133.9 million for the first three months of 2022 compared to $327.8 million during the same period in 2021. In 2022, the cash used in financing activities was principally for payment of contingent consideration related prior Gulf of Mexico acquisitions ($55.2 million), distributions to the non-controlling interest (NCI) in the Gulf of Mexico ($39.9 million), and cash dividends to shareholders of $0.15 per share ($23.3 million). Subsequent to quarter end, the Company declared a quarterly cash dividend of $0.175 per share, or $0.70 per share on an annualized basis. This amount represents a 17% increase from the first quarter of 2022 and a 40% increase from fourth quarter 2021.
As of March 31, 2022 and in the event it is required to fund investing activities from borrowings, the Company has $1,568.6 million available on its committed RCF.
In first three months of 2021, the cash used in financing activities was principally for the early redemption of the notes due 2022 ($576.4 million), early redemption cost of the notes due 2022 ($34.2 million), repayment of the previously outstanding balance on the Company’s unsecured RCF ($200.0 million), distributions to the non-controlling interest (NCI) in the Gulf of Mexico ($36.0 million), and cash dividends to shareholders ($19.3 million), partially offset by the issuance of new notes due 2028, net of debt issuance cost ($542.0 million).
Working Capital
Working capital (total current assets less total current liabilities, excluding assets and liabilities held for sale) as of March 31, 2022 was a deficit of $654.5 million, $355.7 million lower than December 31, 2021, with the decrease primarily attributable to higher accounts payable ($316.8 million), higher other accrued liabilities ($80.5 million), a lower cash balance ($40.6 million) and higher operating lease liabilities ($34.5 million), partially offset by higher accounts receivable ($113.7 million). Higher accounts payable is primarily due to the increase in unrealized losses on derivative instruments (commodity price swaps and collars) maturing over the remainder of 2022. Higher other accrued liabilities are associated with higher contingent consideration obligations due to higher commodity prices (from prior Gulf of Mexico acquisitions). Higher operating lease liabilities are associated with a rig contract to support the Khaleesi, Mormont, Samurai field development project which will utilize the King’s Quay FPS. Higher accounts receivable are principally due to higher crude oil pricing.
Capital Employed
At March 31, 2022, long-term debt of $2,466.1 million had increased by $0.7 million compared to December 31, 2021, primarily as a result of normal debt issuance cost amortization. The total of the fixed-rate notes had a weighted average maturity of 7.2 years and a weighted average coupon of 6.2%.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (contd.)
Financial Condition (contd.)

A summary of capital employed at March 31, 2022 and December 31, 2021 follows.

	March 31, 2022		December 31, 2021
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$2,466.1	37.9%	$2,465.4	37.2%
Murphy shareholders' equity	4,032.8	62.1%	4,157.3	62.8%
Total capital employed	$6,499.0	100.0%	$6,622.7	100.0%
Cash and invested cash are maintained in several operating locations outside the United States.  As of March 31, 2022, Cash and cash equivalents held outside the U.S. included U.S. dollar equivalents of approximately $144.3 million in Canada. In addition, approximately $28.4 million of cash was held in Brazil. In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods. Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S.
Accounting changes and recent accounting pronouncements – see Note B to the Consolidated Financial Statements
Outlook
As discussed in the Summary section on page 21, several factors continue to provide upward pressure to the average crude oil price, which directly impacts the Company’s product revenue from sales (Q1 2022: $94.29; Q1 2021: $57.84; Q4 2021: $77.19). As of close on May 2, 2022, the NYMEX WTI forward curve price for the remainder of 2022 and 2023 were $99.44 and $86.38 per barrel, respectively; however we cannot predict what impact economic factors (including the ongoing COVID-19 pandemic, exploration and production sector investment and the Russia/Ukraine conflict) may have on future commodity prices. Lower prices, should they occur, will result in lower profits and operating cash-flows. For the second quarter, production is expected to average between 156.0 and 164.0 MBOEPD, excluding noncontrolling interest (NCI).
The Company’s capital expenditure spend for 2022 is expected to be between $900.0 million and $950.0 million. The increase from the original 2022 guidance of $840.0 million to $890.0 million is principally a result of inflationary pressures, scope changes and rig standby costs related to the Cutthroat-1 exploration well in Brazil. Capital expenditures and other expenditures are routinely reviewed and planned capital expenditures may be adjusted to reflect differences between budgeted and forecast cash flow during the year.  Capital expenditures may also be affected by asset purchases or sales, which often are not anticipated at the time a budget is prepared.  The Company plans to fund its remaining capital program in 2022 using operating cash flow and available cash. If oil and/or natural gas prices weaken, actual cash flow generated from operations could be reduced such that capital spending reductions are required and/or borrowings under available credit facilities might be required during the year to maintain funding of the Company’s ongoing development projects.
The Company plans to utilize surplus cash (not planned to be used by operations, investing activities, dividends or payment to noncontrolling interests) to repay outstanding debt.
The Company continues to monitor the impact of commodity prices on its financial position and is currently in compliance with the covenants related to the revolving credit facility (see Note F).
As of May 2, 2022, the Company has entered into derivative or forward fixed-price delivery contracts to manage risk associated with certain future oil and natural gas sales prices as follows:

	Commodity	Type	Volumes (Bbl/d)	Price (USD/Bbl)	Remaining Period
Area					Start Date	End Date
United States	WTI ¹	Fixed price derivative swap	20,000	$44.88	4/1/2022	12/31/2022

			Volumes (Bbl/d)	Average Put (USD/Bbl)	Average Call (USD/Bbl)	Remaining Period
Area	Commodity	Type				Start Date	End Date
United States	WTI ¹	Derivative collars	25,000	$63.24	$75.20	4/1/2022	12/31/2022
1 West Texas Intermediate

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

			Volumes (MMcf/d)	Price/Mcf	Remaining Period
Area	Commodity	Type			Start Date	End Date
Montney	Natural Gas	Fixed price forward sales	176	C$2.34	4/1/2022	4/30/2022
Montney	Natural Gas	Fixed price forward sales	205	C$2.34	5/1/2022	5/31/2022
Montney	Natural Gas	Fixed price forward sales	247	C$2.34	6/1/2022	10/31/2022
Montney	Natural Gas	Fixed price forward sales	266	C$2.36	11/1/2022	12/31/2022
Montney	Natural Gas	Fixed price forward sales	269	C$2.36	1/1/2023	3/31/2023
Montney	Natural Gas	Fixed price forward sales	250	C$2.35	4/1/2023	12/31/2023
Montney	Natural Gas	Fixed price forward sales	162	C$2.39	1/1/2024	12/31/2024
Montney	Natural Gas	Fixed price forward sales	45	US$2.05	4/1/2022	12/31/2022
Montney	Natural Gas	Fixed price forward sales	25	US$1.98	1/1/2023	10/31/2024
Montney	Natural Gas	Fixed price forward sales	15	US$1.98	11/1/2024	12/31/2024
Forward-Looking Statements
This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are generally identified through the inclusion of words such as “aim”, “anticipate”, “believe”, “drive”, “estimate”, “expect”, “expressed confidence”, “forecast”, “future”, “goal”, “guidance”, “intend”, “may”, “objective”, “outlook”, “plan”, “position”, “potential”, “project”, “seek”, “should”, “strategy”, “target”, “will” or variations of such words and other similar expressions. These statements, which express management’s current views concerning future events or results, are subject to inherent risks and uncertainties. Factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement include, but are not limited to: macro conditions in the oil and gas industry, including supply/demand levels, actions taken by major oil exporters and the resulting impacts on commodity prices; increased volatility or deterioration in the success rate of our exploration programs or in our ability to maintain production rates and replace reserves; reduced customer demand for our products due to environmental, regulatory, technological or other reasons; adverse foreign exchange movements; political and regulatory instability in the markets where we do business; the impact on our operations or market of health pandemics such as COVID-19 and related government responses; other natural hazards impacting our operations or markets; any other deterioration in our business, markets or prospects; any failure to obtain necessary regulatory approvals; any inability to service or refinance our outstanding debt or to access debt markets at acceptable prices; or adverse developments in the U.S. or global capital markets, credit markets or economies in general. For further discussion of factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement, see “Risk Factors” in Murphy’s 2021 Annual Report on Form 10-K on file with the U.S. Securities and Exchange Commission and on page 33 of this Form 10-Q report.  Murphy undertakes no duty to publicly update or revise any forward-looking statements.

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
There were commodity transactions in place at March 31, 2022, covering certain future U.S. crude oil sales volumes for the remainder of 2022.  A 10% increase in the respective benchmark price of these commodities would have increased the net payable associated with these derivative contracts by approximately $109.5 million, while a 10% decrease would have decreased the recorded net payable by a similar amount.
There were no derivative foreign exchange contracts in place at March 31, 2022.
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
During the quarter ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The Company’s operations in the oil and natural gas business naturally lead to various risks and uncertainties.  These risk factors are discussed in Item 1A Risk Factors in its 2021 Form 10-K filed on February 25, 2022.  The Company has not identified any additional risk factors not previously disclosed in its 2021 Form 10-K report.
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
May 4, 2022
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