Form 10-Q
period 2022-06-30
MURPHY OIL CORP
filed 2022-08-04
CIK 717423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Number of shares of Common Stock, $1.00 par value, outstanding at July 31, 2022 was 155,452,838.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS (unaudited)

(Thousands of dollars)	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$432,019	521,184
Accounts receivable, net	522,023	258,150
Inventories	63,886	54,198
Prepaid expenses	33,392	31,925
Assets held for sale	15,561	15,453
Total current assets	1,066,881	880,910
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $12,751,486 in 2022 and $12,457,851 in 2021	8,295,655	8,127,852
Operating lease assets	855,975	881,389
Deferred income taxes	326,706	385,516
Deferred charges and other assets	26,994	29,273
Total assets	$10,572,211	10,304,940
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt, finance lease	$670	654
Accounts payable	910,009	623,129
Income taxes payable	25,452	19,951
Other taxes payable	30,698	20,306
Operating lease liabilities	167,953	139,427
Other accrued liabilities	483,430	360,859
Total current liabilities	1,618,212	1,164,326
Long-term debt, including finance lease obligation	2,267,934	2,465,414
Asset retirement obligations	863,892	839,776
Deferred credits and other liabilities	439,404	570,574
Non-current operating lease liabilities	706,016	761,162
Deferred income taxes	188,523	182,892
Total liabilities	6,083,981	5,984,144
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	—	—
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares in 2022 and 195,100,628 shares in 2021	195,101	195,101
Capital in excess of par value	883,368	926,698
Retained earnings	5,405,400	5,218,670
Accumulated other comprehensive loss	(554,727)	(527,711)
Treasury stock	(1,616,340)	(1,655,447)
Murphy Shareholders' Equity	4,312,802	4,157,311
Noncontrolling interest	175,428	163,485
Total equity	4,488,230	4,320,796
Total liabilities and equity	$10,572,211	10,304,940
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars, except per share amounts)	2022	2021	2022	2021
Revenues and other income
Revenue from production	$1,146,299	758,829	$1,980,827	1,351,356
Sales of purchased natural gas	49,939	—	86,785	—
Total revenue from sales to customers	1,196,238	758,829	2,067,612	1,351,356
Loss on crude contracts	(103,068)	(226,245)	(423,845)	(440,630)
Gain on sale of assets and other income	7,887	17,059	10,251	18,902
Total revenues and other income	1,101,057	549,643	1,654,018	929,628
Costs and expenses
Lease operating expenses	147,352	126,413	284,177	273,577
Severance and ad valorem taxes	17,565	11,314	32,200	20,545
Transportation, gathering and processing	49,948	49,696	96,871	92,608
Costs of purchased natural gas	47,971	—	81,636	—
Exploration expenses, including undeveloped lease amortization	15,151	13,543	62,717	25,323
Selling and general expenses	27,130	29,113	60,659	58,616
Depreciation, depletion and amortization	195,856	227,288	359,980	425,566
Accretion of asset retirement obligations	11,563	12,164	23,439	22,656
Impairment of assets	—	—	—	171,296
Other operating expense	36,913	70,328	142,855	91,407
Total costs and expenses	549,449	539,859	1,144,534	1,181,594
Operating income (loss) from continuing operations	551,608	9,784	509,484	(251,966)
Other income (loss)
Other income (expense)	5,308	(4,525)	2,813	(9,866)
Interest expense, net	(41,385)	(43,374)	(78,662)	(131,474)
Total other (loss)	(36,077)	(47,899)	(75,849)	(141,340)
Income (loss) from continuing operations before income taxes	515,531	(38,115)	433,635	(393,306)
Income tax (benefit) expense	105,084	(11,177)	88,123	(99,336)
Income (loss) from continuing operations	410,447	(26,938)	345,512	(293,970)
(Loss) income from discontinued operations, net of income taxes	(943)	(102)	(1,494)	106
Net income (loss) including noncontrolling interest	409,504	(27,040)	344,018	(293,864)
Less: Net income attributable to noncontrolling interest	58,947	36,042	106,797	56,656
NET INCOME (LOSS) ATTRIBUTABLE TO MURPHY	$350,557	(63,082)	$237,221	(350,520)
INCOME (LOSS) PER COMMON SHARE – BASIC
Continuing operations	$2.27	(0.41)	$1.54	(2.27)
Discontinued operations	(0.01)	—	(0.01)	—
Net income (loss)	$2.26	(0.41)	$1.53	(2.27)
INCOME (LOSS) PER COMMON SHARE – DILUTED
Continuing operations	$2.24	(0.41)	$1.51	(2.27)
Discontinued operations	(0.01)	—	(0.01)	—
Net income (loss)	$2.23	(0.41)	$1.50	(2.27)
Cash dividends per Common share	$0.175	0.125	0.325	0.250
Average Common shares outstanding (thousands)
Basic	155,389	154,395	155,121	154,153
Diluted	157,455	154,395	157,852	154,153
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2022	2021	2022	2021
Net income (loss) including noncontrolling interest	$409,504	(27,040)	$344,018	(293,864)
Other comprehensive (loss) income, net of tax
Net (loss) gain from foreign currency translation	(51,545)	17,945	(33,525)	37,842
Retirement and postretirement benefit plans	3,173	4,146	6,509	8,282
Deferred loss on interest rate hedges reclassified to interest expense	—	—	—	1,690
Other comprehensive (loss) income	(48,372)	22,091	(27,016)	47,814
Comprehensive income (loss) including noncontrolling interest	$361,132	(4,949)	317,002	(246,050)
Less: Comprehensive income attributable to noncontrolling interest	58,947	36,042	106,797	56,656
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO MURPHY	$302,185	(40,991)	$210,205	(302,706)
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(Thousands of dollars)	2022	2021
Operating Activities
Net income (loss) including noncontrolling interest	$344,018	(293,864)
Adjustments to reconcile net income (loss) to net cash provided by continuing operations activities
Loss (income) from discontinued operations	1,494	(106)
Depreciation, depletion and amortization	359,980	425,566
Unsuccessful exploration well costs and previously suspended exploration costs	34,102	633
Amortization of undeveloped leases	7,980	8,882
Accretion of asset retirement obligations	23,439	22,656
Deferred income tax (benefit) expense	66,691	(101,195)
Mark to market loss on contingent consideration	129,818	76,677
Mark to market loss on crude contracts	100,343	284,360
Long-term non-cash compensation	40,467	25,318
Impairment of assets	—	171,296
(Gain) from sale of assets	(35)	—
Net (increase) decrease in noncash working capital	(121,598)	26,565
Other operating activities, net	(27,458)	39,494
Net cash provided by continuing operations activities	959,241	686,282
Investing Activities
Property additions and dry hole costs [1]	(552,825)	(422,841)
Acquisition of oil and gas properties [1]	(46,491)	(22,473)
Property additions for King's Quay FPS	—	(17,734)
Proceeds from sales of property, plant and equipment	47	269,363
Net cash (required) by investing activities	(599,269)	(193,685)
Financing Activities
Borrowings on revolving credit facility	100,000	165,000
Repayment of revolving credit facility	(100,000)	(365,000)
Retirement of debt	(200,000)	(576,358)
Debt issuance, net of cost	—	541,974
Early redemption of debt cost	(3,438)	(34,177)
Distributions to noncontrolling interest	(94,854)	(75,238)
Contingent consideration payment	(81,742)	—
Cash dividends paid	(50,491)	(38,590)
Withholding tax on stock-based incentive awards	(16,697)	(3,895)
Capital lease obligation payments	(320)	(371)
Net cash (required) by financing activities	(447,542)	(386,655)
Effect of exchange rate changes on cash and cash equivalents	(1,595)	1,552
Net (decrease) increase in cash and cash equivalents	(89,165)	107,494
Cash and cash equivalents at beginning of period	521,184	310,606
Cash and cash equivalents at end of period	$432,019	418,100
1 Certain prior-period amounts have been reclassified to conform to the current period presentation.
See Notes to Consolidated Financial Statements, page 7.

Murphy Oil Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2022	2021	2022	2021
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	$—	—	$—	—
Common Stock – par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares at June 30, 2022 and 195,100,628 shares at June 30, 2021
Balance at beginning of period	195,101	195,101	195,101	195,101
Exercise of stock options	—	—	—	—
Balance at end of period	195,101	195,101	195,101	195,101
Capital in Excess of Par Value
Balance at beginning of period	880,537	914,303	926,698	941,692
Exercise of stock options, including income tax benefits	(3,415)	(587)	(10,635)	(626)
Restricted stock transactions and other	—	(5,347)	(45,169)	(38,347)
Share-based compensation	6,246	6,812	12,474	12,462
Balance at end of period	883,368	915,181	883,368	915,181
Retained Earnings
Balance at beginning of period	5,082,034	5,062,813	5,218,670	5,369,538
Net income (loss) attributable to Murphy	350,557	(63,082)	237,221	(350,520)
Cash dividends paid	(27,191)	(19,303)	(50,491)	(38,590)
Balance at end of period	5,405,400	4,980,428	5,405,400	4,980,428
Accumulated Other Comprehensive Loss
Balance at beginning of period	(506,355)	(575,610)	(527,711)	(601,333)
Foreign currency translation (loss) gain, net of income taxes	(51,545)	17,945	(33,525)	37,842
Retirement and postretirement benefit plans, net of income taxes	3,173	4,146	6,509	8,282
Deferred loss on interest rate hedges reclassified to interest expense, net of income taxes	—	—	—	1,690
Balance at end of period	(554,727)	(553,519)	(554,727)	(553,519)
Treasury Stock
Balance at beginning of period	(1,618,478)	(1,661,416)	(1,655,447)	(1,690,661)
Awarded restricted stock, net of forfeitures	—	4,339	32,297	33,545
Exercise of stock options	2,138	486	6,810	525
Balance at end of period – 39,677,584 shares of Common Stock in 2022 and 40,665,675 shares of Common Stock in 2021, at cost	(1,616,340)	(1,656,591)	(1,616,340)	(1,656,591)
Murphy Shareholders’ Equity	4,312,802	3,880,600	4,312,802	3,880,600
Noncontrolling Interest
Balance at beginning of period	171,451	164,418	163,485	179,810
Net income attributable to noncontrolling interest	58,947	36,042	106,797	56,656
Distributions to noncontrolling interest owners	(54,970)	(39,232)	(94,854)	(75,238)
Balance at end of period	175,428	161,228	175,428	161,228
Total Equity	$4,488,230	4,041,828	$4,488,230	4,041,828
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
In connection with the LLOG Exploration Offshore L.L.C. and LLOG Bluewater Holdings, L.L.C., (LLOG) acquisition, we hold a 0.5% interest in two variable interest entities (VIEs), Delta House Oil and Gas Lateral LLC and Delta House Floating Production System (FPS) LLC (collectively Delta House). These VIEs have not been consolidated because we are not considered the primary beneficiary. These non-consolidated VIEs are not material to our financial position or results of operations. As of June 30, 2022, our maximum exposure to loss was $3.2 million (excluding operational impacts), which represents our net investment in Delta House. We have not provided any financial support to Delta House other than amounts previously required by our membership interest.
INTERIM FINANCIAL STATEMENTS – In the opinion of Murphy’s management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at June 30, 2022 and December 31, 2021, and the results of operations, cash flows and changes in stockholders’ equity for the interim periods ended June 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America (U.S.).  In preparing the financial statements of the Company in conformity with accounting principles generally accepted in the U.S., management has made a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities.  Actual results may differ from the estimates.
Consolidated financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2021 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report.  Financial results for the three-month and six-month periods ended June 30, 2022, are not necessarily indicative of future results.
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
For the three-month period ended June 30, 2022, and 2021, the Company recognized $1,196 million and $758.8 million, respectively, from total revenue from sales to customers, from sales of oil, natural gas liquids and natural gas.
For the six-month period ended June 30, 2022, and 2021, the Company recognized $2,067.6 million and $1,351.4 million, respectively, from total revenue from sales to customers, from sales of oil, natural gas liquids and natural gas.

		Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)		2022	2021	2022	2021
Net crude oil and condensate revenue
United States	Onshore	$264,841	183,267	$436,537	297,757
	Offshore	612,526	411,076	1,078,147	739,417
Canada	Onshore	40,417	30,695	77,114	60,598
	Offshore	38,354	31,772	67,186	49,834
Other		13,636	—	13,636	—
Total crude oil and condensate revenue		969,774	656,810	1,672,620	1,147,606

Net natural gas liquids revenue
United States	Onshore	18,062	9,596	34,747	17,124
	Offshore	18,093	10,766	32,072	20,820
Canada	Onshore	5,001	3,240	9,868	7,227
Total natural gas liquids revenue		41,156	23,602	76,687	45,171

Net natural gas revenue
United States	Onshore	19,034	6,872	30,403	13,315
	Offshore	43,567	17,273	69,768	39,411
Canada	Onshore	72,768	54,272	131,349	105,853
Total natural gas revenue		135,369	78,417	231,520	158,579
Revenue from production		1,146,299	758,829	1,980,827	1,351,356

Sales of purchased natural gas
United States	Offshore	181	—	181	—
Canada	Onshore	49,758	—	86,604	—
Total sales of purchased natural gas		49,939	—	86,785	—

Total revenue from sales to customers		1,196,238	758,829	2,067,612	1,351,356

Loss on crude contracts		(103,068)	(226,245)	(423,845)	(440,630)
Gain on sale of assets and other income		7,887	17,059	10,251	18,902
Total revenues and other income		$1,101,057	549,643	$1,654,018	929,628

In 2022, the Company included additional line items on the face of the Consolidated Statements of Operations to report Sales of purchased natural gas and Costs of purchased natural gas. Sales and purchases of natural gas are reported on a gross basis when Murphy takes control of the products and has risks and rewards of ownership.
Contract Balances and Asset Recognition
As of June 30, 2022, and December 31, 2021, receivables from contracts with customers, net of royalties and associated payables, on the balance sheet from continuing operations, were $292.4 million and $169.8 million, respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on a forward-looking expected loss model in accordance with ASU 2016-13, the Company did

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note C – Revenue from Contracts with Customers (Contd.)
not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.
The Company has not entered into any revenue contracts that have financing components as of June 30, 2022.
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
As of June 30, 2022, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period of more than 12 months starting at the inception of the contract:

Current Long-Term Contracts Outstanding at June 30, 2022
Location	Commodity	End Date	Description	Approximate Volumes
U.S.	Natural Gas and NGL	Q2 2023	Deliveries from dedicated acreage in Eagle Ford	As produced
Canada	Natural Gas	Q4 2022	Contracts to sell natural gas at USD index pricing	8 MMCFD
Canada	Natural Gas	Q4 2022	Contracts to sell natural gas at CAD fixed prices	5 MMCFD
Canada	Natural Gas	Q4 2022	Contracts to sell natural gas at USD fixed pricing	20 MMCFD
Canada	Natural Gas	Q4 2023	Contracts to sell natural gas at USD index pricing	25 MMCFD
Canada	Natural Gas	Q4 2023	Contracts to sell natural gas at CAD fixed prices	38 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at USD index pricing	31 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at CAD fixed prices	100 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at CAD fixed prices	34 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at USD fixed pricing	15 MMCFD
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at USD index pricing	49 MMCFD
Canada	NGL	Q3 2023	Contracts to sell natural gas liquids at CAD pricing	952 BOED
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note D – Property, Plant and Equipment (Contd.)

As of June 30, 2022, the Company had total capitalized exploratory well costs for continuing operations pending the determination of proved reserves of $178.4 million.  The following table reflects the net changes in capitalized exploratory well costs during the six-month periods ended June 30, 2022 and 2021.

(Thousands of dollars)	2022	2021
Beginning balance at January 1	$179,481	181,616
Additions pending the determination of proved reserves	9,412	15,921
Capitalized exploratory well costs charged to expense	(10,472)	—
Balance at June 30	$178,421	197,537
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

	June 30,
	2022			2021

(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$4,268	2	2	13,881	3	3
One to two years	2,813	2	2	23,811	3	3
Two to three years	26,848	3	2	30,562	2	2
Three years or more	144,492	8	2	129,283	6	—
	$178,421	15	8	197,537	14	8
Of the $174.2 million of exploratory well costs capitalized more than one year at June 30, 2022, $94.7 million is in Vietnam, $48.5 million is in the U.S., $15.5 million is in Mexico, $10.6 million is in Brunei, and $4.8 million is in Canada.  In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.
Impairments
There were no impairments in the first six months of 2022. In the first quarter of 2021, the Company recorded an impairment charge of $171.3 million for Terra Nova due to the status, including agreements with partners, of operating and production plans at end of the first quarter 2021. Later in 2021, the Company sanctioned an asset life extension project and acquired an additional 7.525% working interest at Terra Nova following a commercial agreement to extend the life of the field.
Divestments
There were no divestments in the first six months of 2022. During the first quarter of 2021, the King’s Quay FPS was sold to ArcLight Capital Partners, LLC (ArcLight) for proceeds of $267.7 million, which reimbursed the Company for previously incurred capital expenditures.
Acquisitions
In June 2022, the Company acquired an additional working interest of 11.0% in the Kodiak field for a purchase price of $46.5 million, net of post-closing adjustments.
In the second quarter of 2021, the Company acquired an additional 3.5% working interest in the Lucius field for a purchase price of $22.5 million, net of post-closing adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note E – Assets Held for Sale and Discontinued Operations
The Company has accounted for its former U.K. and U.S. refining and marketing and Malaysian exploration and production operations as discontinued operations for all periods presented.  The results of operations associated with discontinued operations for the three-month and six-month periods ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2022	2021	2022	2021
Revenues	$—	246	$10	658
Costs and expenses
Other costs and expenses (benefits)	943	348	1,504	552
(Loss) income before taxes	(943)	(102)	(1,494)	106
Income tax expense	—	—	—	—
(Loss) income from discontinued operations	$(943)	(102)	$(1,494)	106
As of June 30, 2022 and December 31, 2021, assets held for sale on the Consolidated Balance Sheet include the carrying value of the net property, plant and equipment of the CA-2 project in Brunei and the Company’s former headquarters office building in El Dorado, Arkansas.

(Thousands of dollars)	June 30, 2022	December 31, 2021
Current assets
Property, plant, and equipment, net	15,561	15,453
Total current assets associated with assets held for sale	$15,561	15,453

Note F – Financing Arrangements and Debt
As of June 30, 2022, the Company had a $1.6 billion revolving credit facility (RCF). The RCF is a senior unsecured guaranteed facility which expires in November 2023. At June 30, 2022, the Company had no outstanding borrowings under the RCF and $27.6 million of outstanding letters of credit, which reduce the borrowing capacity of the RCF. At June 30, 2022, the interest rate in effect on borrowings under the facility was 3.46%. At June 30, 2022 and 2021, the Company was in compliance with all covenants related to the RCF.
On June 2, 2022, the Company redeemed $200.0 million aggregate principal amount of its 6.875% senior notes due 2024 (2024 Notes). The cost of the debt extinguishment of $4.3 million is included in Interest expense, net on the Consolidated Statement of Operations for the three months and six months ended June 30, 2022. The cash costs of $3.4 million are shown as a financing activity on the Consolidated Statement of Cash Flows for the six months ended June 30, 2022.

In March 2021, the Company issued $550.0 million of new notes that bear interest at a rate of 6.375% and mature on July 15, 2028. The Company incurred transaction costs of $8.1 million on the issuance of these new notes and the Company will pay interest semi-annually on January 15 and July 15 of each year, beginning July 15, 2021. The proceeds of the $550.0 million notes, along with cash on hand, were used to redeem and cancel $259.3 million of the Company’s 4.00% notes due June 2022 and $317.1 million of the Company’s 4.95% notes due December 2022 (originally issued as 3.70% notes due 2022; collectively the 2022 Notes). The cost of the debt extinguishment of $36.9 million is included in Interest expense, net on the Consolidated Statement of Operations for the three months and six months ended June 30, 2021. The cash costs of $34.2 million are shown as a financing activity on the Consolidated Statement of Cash Flows for the six months ended June 30, 2021.
The Company also has a shelf registration statement on file with the U.S. Securities and Exchange Commission that permits the offer and sale of debt and/or equity securities through October 15, 2024.
On July 20, 2022, the Company issued a notice of redemption with respect to all of its outstanding, $42.4 million aggregate principal amount, 6.875% senior notes due 2024. The Company will redeem the 2024 Notes at the applicable redemption price set forth in the indenture governing the 2024 Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. The redemption date of the 2024 Notes will be August 19, 2022.
On August 1, 2022, the Company announced the commencement of cash tender offers (the “Tender Offers”) to purchase up to $200.0 million in aggregate purchase price of its outstanding 5.750% senior notes due 2025, 6.375% senior notes due 2028 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note F – Financing Arrangements and Debt (Contd.)

5.875% senior notes due 2027. Details of the Tender Offers can be found as part of the Company’s Form 8-K filed on August 1, 2022.
Note G – Other Financial Information
Additional disclosures regarding cash flow activities are provided below.

	Six Months Ended June 30,
(Thousands of dollars)	2022	2021
Net decrease (increase) in operating working capital, excluding cash and cash equivalents:
(Increase) in accounts receivable ¹	$(263,104)	(104,775)
(Increase) decrease in inventories	(10,092)	8,938
(Increase) in prepaid expenses	(1,693)	(1,945)
Increase in accounts payable and accrued liabilities ¹	147,790	124,699
Increase (decrease) in income taxes payable	5,501	(352)
Net decrease (increase) in noncash operating working capital	$(121,598)	26,565
Supplementary disclosures:
Cash income taxes paid, net of refunds	$1,783	1,474
Interest paid, net of amounts capitalized of $10.4 million in 2022 and $7.4 million in 2021	78,747	80,546

Non-cash investing activities:
Asset retirement costs capitalized [2]	$9,007	6,669
(Increase) decrease in capital expenditure accrual	(1,929)	20,614
1 Excludes receivable/payable balances relating to mark-to-market of derivative instruments and contingent consideration relating to acquisitions.
2 2021 Excludes non-cash capitalized cost offset by Terra Nova impairment of $74.4 million.

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
The table that follows provides the components of net periodic benefit expense for the three-month and six-month periods ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2022	2021	2022	2021
Service cost	$2,129	1,768	292	327
Interest cost	5,139	4,300	574	521
Expected return on plan assets	(7,954)	(6,155)	—	—
Amortization of prior service cost (credit)	579	156	(133)	—
Recognized actuarial loss (gain)	3,822	5,281	(78)	(8)
Net periodic benefit expense	$3,715	5,350	655	840

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2022	2021	2022	2021
Service cost	$4,258	3,536	584	653
Interest cost	10,382	8,586	1,148	1,042
Expected return on plan assets	(16,092)	(12,288)	—	—
Amortization of prior service cost (credit)	1,179	312	(266)	—
Recognized actuarial loss (gain)	7,644	10,560	(155)	(15)
Net periodic benefit expense	$7,371	10,706	1,311	1,680
The components of net periodic benefit expense, other than the service cost, are recorded in Other income (expense) in the Consolidated Statements of Operations.
During the six-month period ended June 30, 2022, the Company made contributions of $18.4 million to its defined benefit pension and postretirement benefit plans. Remaining funding in 2022 for the Company’s defined benefit pension and postretirement plans is anticipated to be $24.4 million.
Note I – Incentive Plans
The costs resulting from all share-based and cash-based incentive plans are recognized as an expense in the Consolidated Statements of Operations using a fair value-based measurement method over the periods that the awards vest.
The Annual Incentive Plan (AIP) authorizes the Executive Compensation Committee (the Committee) to establish specific performance goals associated with annual cash awards that may be earned by officers, executives and certain other employees. Cash awards under the AIP are determined based on the Company’s actual financial and operating results as measured against the performance goals established by the Committee.
The 2020 Long-Term Incentive Plan (2020 Long-Term Plan) authorizes the Committee to make grants of the Company’s Common Stock to employees.  These grants may be in the form of stock options (nonqualified or incentive), stock appreciation rights (SAR), restricted stock, restricted stock units (RSU), performance units, performance shares, dividend equivalents and other stock-based incentives.  The 2020 Long-Term Plan expires in 2030.  A total of five million shares are issuable during the life of the 2020 Long-Term Plan. Shares issued pursuant to awards granted under this Plan may be shares that are authorized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note I – Incentive Plans (Contd.)
and unissued or shares that were reacquired by the Company, including shares purchased in the open market. Share awards that have been canceled, expired, forfeited or otherwise not issued under an award shall not count as shares issued under this Plan.
During the first six months of 2022, the Committee granted the following awards from the 2020 Long-Term Plan:
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
The 2021 Stock Plan for Non-Employee Directors (2021 NED Plan) permits the issuance of restricted stock, restricted stock units and stock options or a combination thereof to the Company’s Non-Employee Directors. The Company currently has outstanding incentive awards issued to Directors under the 2021 NED Plan and the 2018 Stock Plan for Non-Employee Directors. All awards on or after May 12, 2021, were made under the 2021 NED Plan.
During the first six months of 2022, the Committee granted the following awards to Non-Employee Directors:
2021 Stock Plan for Non-Employee Directors

Type of Award	Number of Awards Granted	Grant Date	Grant Date Fair Value	Valuation Methodology
Time Based RSUs [1]	73,092	February 2, 2022	$32.84	Closing Stock Price
1 Non-employee directors time-based RSUs are scheduled to vest in February 2023.
All stock option exercises are non-cash transactions for the Company.  The employee receives net shares, after applicable withholding obligations, upon each stock option exercise. The actual income tax benefit realized from the tax deductions related to stock option exercises of the share-based payment arrangements were immaterial for the six-month period ended June 30, 2022.
Amounts recognized in the financial statements with respect to share-based plans are shown in the following table:

	Six Months Ended June 30,
(Thousands of dollars)	2022	2021
Compensation charged against income before tax benefit	$34,016	18,045
Related income tax benefit recognized in income	5,822	2,478
Certain incentive compensation granted to the Company’s named executive officers, to the extent their total compensation exceeds $1.0 million per executive per year, is not eligible for a U.S. income tax deduction under the Tax Cuts and Jobs Act (2017 Tax Act).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note J – Earnings Per Share
Net loss attributable to Murphy was used as the numerator in computing both basic and diluted income per Common share for the three-month and six-month periods ended June 30, 2022 and 2021.  The following table reports the weighted-average shares outstanding used for these computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Weighted-average shares)	2022	2021	2022	2021
Basic method	155,388,555	154,394,602	155,121,098	154,153,158
Dilutive stock options and restricted stock units	2,066,575	—	2,730,624	—
Diluted method	157,455,130	154,394,602	157,851,722	154,153,158

The following table reflects certain options to purchase shares of common stock that were outstanding during the periods presented but were not included in the computation of diluted shares above because the incremental shares from the assumed conversion were antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Antidilutive stock options excluded from diluted shares	—	1,379,481	234,000	1,592,812
Weighted average price of these options	$—	$33.79	$49.65	$35.07
Note K – Income Taxes
The Company’s effective income tax rate is calculated as the amount of income tax expense (benefit) divided by income (loss) from continuing operations before income taxes.  For the three-month and six-month periods ended June 30, 2022 and 2021, the Company’s effective income tax rates were as follows:

	2022	2021
Three months ended June 30,	20.4%	29.3%
Six months ended June 30,	20.3%	25.3%

The effective tax rate for the three-month period ended June 30, 2022 was below the U.S. statutory tax rate of 21% primarily due to no tax applied to the pre-tax income of the noncontrolling interest in MP GOM.

The effective tax rate for the three-month period ended June 30, 2021 was above the statutory tax rate of 21% primarily due to no tax applied to the pre-tax income of the noncontrolling interest in MP GOM, which has the impact of increasing the effective tax rate on an overall loss.

The effective tax rate for the six-month period ended June 30, 2022 was below the U.S. statutory tax rate of 21% primarily due to no tax applied to the pre-tax income of the noncontrolling interest in MP GOM offset by exploration expenses in certain foreign jurisdictions in which no income tax benefit is currently available.
The effective tax rate for the six-month period ended June 30, 2021 was above the statutory tax rate of 21% primarily due to loss generated in Canada, which has a higher tax rate, as well as no tax applied to the pre-tax income of the noncontrolling interest in MP GOM.
The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities. These audits often take years to complete and settle. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters. Additionally, the Company could be required to pay amounts into an escrow account as any matters are identified and appealed with the relevant taxing authorities.  As of June 30, 2022, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: United States – 2016; Canada – 2016; and Malaysia – 2014. Following the sale in 2019, the Company has retained certain possible liabilities and rights to income tax receivables relating to the divested Malaysia business for the years prior to 2019. The Company believes current recorded liabilities are adequate.

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
At June 30, 2022, volumes per day associated with outstanding crude oil derivative contracts and the weighted average prices for these contracts are as follows:

2022
NYMEX WTI swap contracts:
Volume per day (Bbl):	20,000
Price per Bbl:	$44.88

NYMEX WTI collar contracts:
Volume per day (Bbl):	25,000
Price per Bbl:
Average Ceiling:	$75.20
Average Floor:	$63.24
Foreign Currency Exchange Risks
The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. The Company had no foreign currency exchange derivatives outstanding at June 30, 2022 and 2021.
At June 30, 2022 and December 31, 2021, the fair value of derivative instruments not designated as hedging instruments are presented in the following table.

(Thousands of dollars)	Asset (Liability) Derivatives Fair Value
Type of Derivative Contract	Balance Sheet Location	June 30, 2022	December 31, 2021
Commodity swaps	Accounts payable	$(239,382)	(239,882)
Commodity collars	Accounts payable	(146,780)	(19,533)
Commodity collars	Accounts receivable	—	4,280
For the three-month and six-month periods ended June 30, 2022 and 2021, the gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments are presented in the following table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
Note L – Financial Instruments and Risk Management (Contd.)

		Gain (Loss)		Gain (Loss)
(Thousands of dollars)	Statement of Operations Location	Three Months Ended June 30,		Six months ended June 30,
Type of Derivative Contract		2022	2021	2022	2021
Commodity swaps	Loss on crude contracts	$(46,552)	(226,245)	$(202,911)	(440,630)
Commodity collars	Loss on crude contracts	(56,516)	—	(220,934)	—
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
The carrying value of assets and liabilities recorded at fair value on a recurring basis at June 30, 2022 and December 31, 2021, are presented in the following table.

	June 30, 2022				December 31, 2021
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Commodity collars	$—	—	—	—	—	4,280	—	4,280
	$—	—	—	—	—	4,280	—	4,280

Liabilities:
Commodity swaps	$—	239,382	—	239,382	—	239,882	—	239,882
Commodity collars	—	146,780	—	146,780	—	19,533	—	19,533
Contingent consideration	—	—	244,226	244,226	—	—	196,151	196,151
Nonqualified employee savings plan	17,167	—	—	17,167	16,962	—	—	16,962
	$17,167	386,162	244,226	647,555	16,962	259,415	196,151	472,528
The fair value of commodity (WTI crude oil) swaps was based on active market quotes for WTI crude oil.  The fair value of commodity (WTI crude oil) collars was determined using an option pricing model. The before tax income effect of changes in the fair value of crude oil derivative contracts is recorded in Loss on crude contracts in the Consolidated Statements of Operations.
The contingent consideration, related to 2018 and 2019 U.S. Gulf of Mexico acquisitions, is valued using a Monte Carlo simulation model. For the six months ended June 30, 2022 and 2021, the pre-tax income effect of changes in the fair value of the contingent consideration was an expense of $129.8 million and $76.7 million respectively and is recorded in Other operating expense in the Consolidated Statements of Operations. In the six months ended June 30, 2022, the pre-tax income effect of changes in the fair value of the contingent consideration exclude cash payments of $81.7 million, which reduced the value of the contingent consideration liability. Contingent consideration is payable annually in years 2022 to 2026.
The nonqualified employee savings plan is an unfunded savings plan through which participants seek a return via phantom investments in equity securities and/or mutual funds.  The fair value of this liability was based on quoted prices for these equity securities and mutual funds.  The pre-tax income effect of changes in the fair value of the nonqualified employee savings plan is recorded in Selling and general expenses in the Consolidated Statements of Operations.
The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. There were no offsetting positions recorded at June 30, 2022 and December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note M – Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss on the Consolidated Balance Sheets at December 31, 2021 and June 30, 2022 and the changes during the six-month period ended June 30, 2022, are presented net of taxes in the following table.

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)	Retirement and Postretirement Benefit Plan Adjustments		Total
Balance at December 31, 2021	$(311,895)	(215,816)		(527,711)
Components of other comprehensive income (loss):
Before reclassifications to income and retained earnings	(33,525)	—		(33,525)
Reclassifications to income	—	6,509	¹	6,509
Net other comprehensive income (loss)	(33,525)	6,509		(27,016)
Balance at June 30, 2022	$(345,420)	(209,307)		(554,727)
1 Reclassifications before taxes of $8,256 are included in the computation of net periodic benefit expense for the six-month period ended June 30, 2022.  See Note H for additional information.  Related income taxes of $1,747 are included in Income tax expense (benefit) for the six-month period ended June 30, 2022.
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

infrastructure and environmental justice. In addition, an international climate agreement (the Paris Agreement) was agreed to at the 2015 United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement entered into force in November 2016. Although the U.S. officially withdrew from the Paris Agreement on November 4, 2020, under the Biden administration it rejoined the Paris Agreement, which became effective for the U.S. on February 19, 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

	Total Assets at June 30, 2022	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(Millions of dollars)		External Revenues	Income (Loss)	External Revenues	Income (Loss)
Exploration and production ¹
United States	$7,034.9	978.0	491.5	648.9	194.7
Canada	2,250.1	206.6	47.2	120.6	12.7
Other	244.9	13.7	(3.5)	—	(10.4)
Total exploration and production	9,529.9	1,198.3	535.2	769.5	197.0
Corporate	1,041.3	(97.2)	(124.8)	(219.9)	(223.9)
Continuing operations	10,571.2	1,101.1	410.4	549.6	(26.9)
Discontinued operations, net of tax	1.0	—	(0.9)	—	(0.1)
Total	$10,572.2	1,101.1	409.5	549.6	(27.0)

		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(Millions of dollars)		External Revenues	Income (Loss)	External Revenues	Income (Loss)
Exploration and production ¹
United States		1,685.4	744.4	1,139.2	313.7
Canada		372.7	69.9	224.6	(111.6)
Other		13.7	(47.7)	—	(17.3)
Total exploration and production		2,071.8	766.6	1,363.8	184.8
Corporate		(417.8)	(421.1)	(434.2)	(478.8)
Continuing operations		1,654.0	345.5	929.6	(294.0)
Discontinued operations, net of tax		—	(1.5)	—	0.1
Total		1,654.0	344.0	929.6	(293.9)
1 Additional details about results of oil and natural gas operations are presented in the tables on page 25 and 26.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Summary
In the second quarter of 2022, crude oil and natural gas benchmark prices increased compared to the same period of 2021. Prices were higher in the second quarter 2022 principally due to continued market concerns over supply shortfalls stemming from lack of investment in the exploration and production sector, demand recovery from COVID-19 as well as geopolitical uncertainty and market disruption following the Russian invasion of Ukraine.
Similar to the overall inflation in the wider economy, the oil and gas industry, and hence the Company, is observing higher costs for goods and services used in exploration and production operations. Murphy continues to manage input costs through its dedicated procurement department focused on managing supply chain and other costs.
For the three months ended June 30, 2022, West Texas Intermediate (WTI) crude oil prices averaged approximately $108.41 per barrel (compared to $94.29 in the first quarter of 2022 and $66.07 in the second quarter of 2021). The average price for WTI in June of 2022 was approximately $114.34 per barrel, reflecting a 60% increase from June of 2021 and a 6% increase from the average price from March of 2022. The average price in July 2022 was $99.38 per barrel. As of close on August 2, 2022, the NYMEX WTI forward curve prices for the remainder of 2022 and 2023 were $92.82 and $86.14 per barrel, respectively.
For the three months ended June 30, 2022, the Company produced 173 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations and invested $317.1 million in capital expenditures (on a value of work done basis), which included $46.5 million for an additional working interest in the GOM Kodiak field. The Company reported net income from continuing operations of $410.4 million for the three months ended June 30, 2022; this amount includes income attributable to noncontrolling interest of $58.9 million, after-tax gains on unrealized mark to market revaluations on commodity price swap and collar positions of $69.6 million and after-tax losses on contingent consideration of $25.1 million.
In the second quarter of 2022, the Company achieved first production from the first four wells at the Khaleesi, Mormont, Samurai field development project in the Gulf of Mexico; with production flowing through the Murphy-operated King’s Quay floating production and storage facility.
In June 2022, the Company acquired an additional 11.0% working interest (there is no noncontrolling interest) in the Kodiak field in the Gulf of Mexico for a purchase price of $46.5 million.
For the three months ended June 30, 2021, the Company produced 182 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations and invested $207.1 million in capital expenditures (on a value of work done basis). The Company reported net loss from continuing operations of $26.9 million for the second quarter of 2021. This amount included income attributable to noncontrolling interest of $36.0 million and after-tax losses on unrealized mark to market revaluations on commodity price hedge positions and contingent consideration of $103.3 million and $48.8 million, respectively.
In the first quarter of 2021, the Company’s subsidiary, Murphy Exploration & Production Company - USA, closed a transaction with ArcLight Capital Partners, LLC (ArcLight) for the sale of Murphy’s entire 50% interest in the King’s Quay FPS and associated export lateral pipelines. The transaction reimbursed Murphy for its share of project costs from inception to closing with proceeds of $267.7 million.
For the six months ended June 30, 2022, the Company produced 162 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations and invested $621.9 million in capital expenditures (on a value of work done basis), which included $46.5 million related to acquisition capital and $24.3 million related to the Cutthroat exploration well in Brazil deferred from 2021). The Company reported net income from continuing operations of $345.5 million for the six months ended June 30, 2022. This amount includes income attributable to noncontrolling interest of $106.8 million and after-tax losses on unrealized mark to market revaluations on commodity price derivative positions and contingent consideration of $79.3 million and $102.3 million, respectively.
For the six months ended June 30, 2021, the Company produced 174 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations and invested $458.2 million in capital expenditures (on a value of work done basis), which included $17.3 million to fund the development of the King’s Quay floating production system (which was subsequently reimbursed by Arclight). The Company reported net loss from continuing operations of $294.0 million for the six months ended June 30, 2021. This amount included income attributable to noncontrolling interest of $56.7 million, after-tax impairment charges of $128.0 million and after-tax losses on unrealized mark to market revaluations on commodity price derivative positions and contingent consideration of $224.6 million and $60.6 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Summary (contd.)
During the six months ended June 30, 2022, crude oil and condensate volumes from continuing operations were lower than the prior year period. The decrease in production volumes is due to an ongoing focused effort to reduce capital expenditures that began in 2020 to prioritize corporate debt reduction and return funds to shareholders. Revenue from production was 47% higher during the first half of 2022 compared to the first half of 2021, primarily driven by the increase in price.
Results of Operations
Murphy’s income (loss) by type of business is presented below.

	Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2022	2021	2022	2021
Exploration and production	$535.2	197.0	$766.6	184.8
Corporate and other	(124.8)	(223.9)	(421.1)	(478.8)
Income (loss) from continuing operations	410.4	(26.9)	345.5	(294.0)
Discontinued operations ¹	(0.9)	(0.1)	(1.5)	0.1
Net income (loss) including noncontrolling interest	$409.5	(27.0)	$344.0	(293.9)
1 The Company has presented its former U.K. and U.S. refining and marketing and Malaysian exploration and production operations as discontinued operations in its consolidated financial statements.
Exploration and Production
Results of E&P continuing operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2022	2021	2022	2021
Exploration and production
United States	$491.5	194.7	$744.4	313.7
Canada	47.2	12.7	69.9	(111.6)
Other	(3.5)	(10.4)	(47.7)	(17.3)
Total	$535.2	197.0	$766.6	184.8

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars, except per barrel of oil equivalents sold)	2022	2021	2022	2021
Net income (loss) attributable to Murphy (GAAP)	$350.6	(63.1)	$237.2	(350.5)
Income tax expense (benefit)	105.1	(11.2)	88.1	(99.3)
Interest expense, net	41.4	43.4	78.7	131.5
Depreciation, depletion and amortization expense ¹	188.2	217.3	344.8	405.6
EBITDA attributable to Murphy (Non-GAAP)	685.3	186.4	748.8	87.3
Mark-to-market (gain) loss on derivative instruments	(88.1)	130.9	100.4	284.4
Mark-to-market loss on contingent consideration	31.7	61.8	129.8	76.7
Accretion of asset retirement obligations ¹	10.2	9.5	20.7	20.0
Discontinued operations loss (income)	0.9	0.1	1.5	(0.1)
Foreign exchange (gain) loss	(8.0)	—	(8.0)	1.3
Impairment of assets ¹	—	—	—	171.3
Unutilized rig charges	—	2.5	—	5.3
Adjusted EBITDA attributable to Murphy (Non-GAAP)	$632.0	391.2	$993.2	646.2

Total barrels of oil equivalents sold from continuing operations attributable to Murphy (thousands of barrels)	14,884	15,648	27,449	29,318

Adjusted EBITDA per barrel of oil equivalents sold	$42.46	25.00	$36.18	22.04
1 Depreciation, depletion, and amortization expense, impairment of assets and accretion of asset retirement obligations used in the computation of Adjusted EBITDA exclude the portion attributable to the non-controlling interest.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

OIL AND GAS OPERATING RESULTS – THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Millions of dollars)	United States [1]	Canada	Other	Total
Three Months Ended June 30, 2022
Oil and gas sales and other operating revenues	$977.8	156.8	13.7	1,148.3
Sales of purchased natural gas	0.2	49.8	—	50.0
Lease operating expenses	109.5	36.9	0.9	147.3
Severance and ad valorem taxes	17.3	0.3	—	17.6
Transportation, gathering and processing	32.3	17.6	—	49.9
Costs of purchased natural gas	0.2	47.7	—	47.9
Depreciation, depletion and amortization	153.7	35.6	3.4	192.7
Accretion of asset retirement obligations	9.1	2.4	0.1	11.6
Exploration expenses
Dry holes and previously suspended exploration costs	(0.7)	—	2.0	1.3
Geological and geophysical	—	0.1	0.8	0.9
Other exploration	2.9	0.3	6.0	9.2
	2.2	0.4	8.8	11.4
Undeveloped lease amortization	2.3	—	1.4	3.7
Total exploration expenses	4.5	0.4	10.2	15.1
Selling and general expenses	3.2	3.8	2.1	9.1
Other	35.3	(2.3)	—	33.0
Results of operations before taxes	612.9	64.2	(3.0)	674.1
Income tax provisions	121.4	17.0	0.5	138.9
Results of operations (excluding Corporate segment)	$491.5	47.2	(3.5)	535.2

Three Months Ended June 30, 2021
Oil and gas sales and other operating revenues	$648.9	120.6	—	769.5
Lease operating expenses	90.5	35.8	—	126.3
Severance and ad valorem taxes	10.9	0.5	—	11.4
Transportation, gathering and processing	33.6	16.1	—	49.7
Depreciation, depletion and amortization	180.0	43.5	0.5	224.0
Accretion of asset retirement obligations	9.2	3.0	—	12.2
Exploration expenses
Dry holes and previously suspended exploration costs	(0.1)	—	—	(0.1)
Geological and geophysical	2.1	—	0.8	2.9
Other exploration	2.3	0.1	4.1	6.5
	4.3	0.1	4.9	9.3
Undeveloped lease amortization	2.5	—	1.8	4.3
Total exploration expenses	6.8	0.1	6.7	13.6
Selling and general expenses	5.3	3.9	2.1	11.3
Other	72.9	0.9	0.3	74.1
Results of operations before taxes	239.7	16.8	(9.6)	246.9
Income tax provisions	45.0	4.1	0.8	49.9
Results of operations (excluding Corporate segment)	$194.7	12.7	(10.4)	197.0
1 Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

OIL AND GAS OPERATING RESULTS – SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Millions of dollars)	United States [1]	Canada	Other	Total
Six Months Ended June 30, 2022
Oil and gas sales and other operating revenues	$1,685.2	286.1	13.7	1,985.0
Sales of purchased natural gas	0.2	86.6	—	86.8
Lease operating expenses	209.4	73.8	0.9	284.1
Severance and ad valorem taxes	31.5	0.7	—	32.2
Transportation, gathering and processing	61.5	35.3	—	96.8
Costs of purchased natural gas	0.2	81.4	—	81.6
Depreciation, depletion and amortization	280.2	69.8	3.5	353.5
Accretion of asset retirement obligations	18.5	4.9	0.1	23.5
Exploration expenses
Dry holes and previously suspended exploration costs	(0.7)	—	34.8	34.1
Geological and geophysical	2.6	0.1	1.0	3.7
Other exploration	4.4	0.4	12.1	16.9
	6.3	0.5	47.9	54.7
Undeveloped lease amortization	4.7	0.1	3.2	8.0
Total exploration expenses	11.0	0.6	51.1	62.7
Selling and general expenses	11.5	8.9	4.5	24.9
Other	138.1	2.8	0.4	141.3
Results of operations before taxes	923.5	94.5	(46.8)	971.2
Income tax provisions (benefits)	179.1	24.6	0.9	204.6
Results of operations (excluding Corporate segment)	$744.4	69.9	(47.7)	766.6

Six months ended June 30, 2021
Oil and gas sales and other operating revenues	$1,139.2	224.6	—	1,363.8
Lease operating expenses	206.6	66.6	0.3	273.5
Severance and ad valorem taxes	19.8	0.8	—	20.6
Transportation, gathering and processing	62.1	30.5	—	92.6
Depreciation, depletion and amortization	329.6	88.3	1.0	418.9
Accretion of asset retirement obligations	18.2	4.5	—	22.7
Impairment of assets	—	171.3	—	171.3
Exploration expenses
Dry holes and previously suspended exploration costs	0.6	—	—	0.6
Geological and geophysical	2.7	—	1.0	3.7
Other exploration	2.9	0.1	9.1	12.1
	6.2	0.1	10.1	16.4
Undeveloped lease amortization	4.8	0.1	4.0	8.9
Total exploration expenses	11.0	0.2	14.1	25.3
Selling and general expenses	10.8	8.0	3.5	22.3
Other	94.4	4.0	(3.2)	95.2
Results of operations before taxes	386.7	(149.6)	(15.7)	221.4
Income tax provisions (benefits)	73.0	(38.0)	1.6	36.6
Results of operations (excluding Corporate segment)	$313.7	(111.6)	(17.3)	184.8
1 Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

Exploration and Production
Second quarter 2022 vs. 2021
All amounts include amount attributable to a noncontrolling interest in MP GOM, unless otherwise noted.
United States E&P operations reported earnings of $491.5 million in the second quarter of 2022 compared to income of $194.7 million in the second quarter of 2021.  Results were $296.8 million favorable in the 2022 quarter compared to the 2021 period primarily due to higher revenues ($328.9 million), lower depreciation, depletion and amortization (DD&A, $26.3 million) and other operating expense ($37.6 million), partially offset by higher income tax expense ($76.4 million), and lease operating expense ($19.0 million). Higher revenues were primarily due to higher commodity prices, partially off-set by lower volumes. Lower DD&A is a result of lower production volumes and lower rates driven by positive reserve revisions primarily in the Eagle Ford Shale. Lower other operating expense is primarily due to lower unfavorable mark to market revaluations on contingent consideration (as a result of commodity prices) related to prior Gulf of Mexico (GOM) acquisitions that occurred in the second quarter of 2021. Higher income tax expense is a result of pre-tax profits principally due to the recovering oil price. Higher lease operating expense is due to cost increases from inflationary pressures (mainly at our onshore businesses), higher severance taxes at Eagle Ford (due to higher commodity prices) and costs related to first production at the Khaleesi asset flowing to the King’s Quay facility.
Canadian E&P operations reported earnings of $47.2 million in the second quarter 2022 compared to income of $12.7 million in the second quarter of 2021. Results were favorable $34.5 million compared to the 2021 period primarily due to higher revenues from production ($36.2 million) and lower DD&A ($7.9 million), partially offset by higher tax expense ($12.9 million). Higher revenue is primarily attributable to higher oil and gas prices and higher natural gas volumes at Tupper Montney. Lower DD&A is due primarily to lower production volumes at Kaybob Duvernay due to normal well decline. Higher income tax expense is a result of pre-tax profits principally due to the recovering oil price.
Other international E&P operations reported a loss from continuing operations of $3.5 million in the second quarter of 2022 compared to a loss of $10.4 million in the second quarter of 2021.  The result was $6.9 million favorable in the 2022 period versus 2021 primarily due to higher revenue from Brunei.
Six months 2022 vs. 2021
All amounts include amount attributable to a noncontrolling interest in MP GOM, unless otherwise noted.
United States E&P operations reported earnings of $744.4 million in the first six months of 2022 compared to earnings of $313.7 million in the first six months of 2021. Results were $430.7 million favorable in the 2022 period compared to the 2021 period, driven by higher revenues ($546.0 million) and lower DD&A ($49.4 million), partially offset by higher income tax expense ($106.1 million) and higher other operating expense ($43.7 million). Higher revenues are primarily attributable to higher realized prices (oil and condensate, natural gas and NGLs) in 2022 compared to 2021, offset by lower oil sales and production volumes driven primarily by a focused effort to reduce capital expenditures to prioritize corporate debt reduction. Lower DD&A is a result of lower production volumes and lower rates driven by positive reserve revisions. Higher income tax expense is a result of higher pre-tax income. Higher other operating expense is primarily due to a higher unfavorable mark to market revaluation on contingent consideration ($129.8 million; as a result of higher commodity prices) from prior GOM acquisitions.
Canadian E&P operations reported earnings of $69.9 million in the first six months of 2022 compared to a loss of $111.6 million in the first six months of 2021. Results were $181.5 million favorable compared to the 2021 period. Prior year results included an impairment charge ($171.3 million) recorded in the first quarter of 2021 following notice from the operator of asset abandonment at Terra Nova at the time of the assessment and prior to the subsequent sanctioning of an asset life extension project in the third quarter of 2021. The current year results also include higher revenue from production ($61.5 million) and lower DD&A ($18.5 million) offset by higher income tax expense ($62.6 million), lease operating expenses ($7.2 million) and transportation, gathering and processing costs ($4.8 million). Higher revenue is primarily attributable to higher realized prices (oil and condensate, natural gas and NGLs). Lower DD&A is primarily due to lower production volumes at Kaybob Duvernay due to normal well decline. Higher income tax expense is a result of higher pre-tax income principally due to higher revenue and no repeat of the impairment charge. Higher lease operating expenses and transportation, gathering and processing costs are due to higher gas processing and downstream transportation rates and capacity. Higher capacity is expected to be utilized by growth at Tupper Montney in the future.
Other international E&P operations reported a loss of $47.7 million in the first six months of 2022 compared to a loss of $17.3 million in the prior year. Results were $30.4 million unfavorable compared to the 2021 period primarily due to the Cutthroat-1

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

exploration well in block SEAL-M-428 in the Sergipe-Alagoas Basin offshore Brazil being expensed because no hydrocarbons were discovered.
Corporate
Second quarter 2022 vs. 2021
Corporate activities, which include interest expense and income, foreign exchange effects, realized and unrealized gains/losses on derivative instruments (forward swaps and collars to hedge/fix the price of oil sold) and corporate overhead not allocated to Exploration and Production, reported a loss of $124.8 million in the second quarter of 2022 compared to a loss of $223.9 million in the second quarter of 2021. The $99.1 million favorable variance is principally due to lower losses on derivative instruments in 2022 ($123.2 million) compared to the 2021 period (2022: $103.1 million loss; 2021: $226.2 million loss), partially offset by higher tax expense ($27.3 million). Realized and unrealized losses on derivative instruments are due to an increase in oil prices for current (realized) and future (unrealized) periods whereby the swap contracts provide the Company with a fixed price and the collar contracts provide for a minimum (floor) and a maximum (ceiling) price. As of June 30, 2022, the average forward NYMEX WTI price for the remainder of 2022 was $100.49 (versus swap contract fixed hedge price of $44.88). The swap contracts provide the Company with a fixed price and the collar contracts provide for a minimum (floor) and a maximum (ceiling) price. Higher income tax benefit is a result of higher pre-tax loss driven by the higher realized and unrealized losses on derivative instruments.
Six months 2022 vs. 2021
Corporate activities, which include interest expense and income, foreign exchange effects, realized and unrealized gains/losses on derivative instruments (forward swaps and collars to hedge the price of oil sold) and corporate overhead not allocated to Exploration and Production, reported a loss of $421.1 million in the first six months of 2022 compared to a loss of $478.8 million in the first six months of 2021. The $57.7 million favorable variance is primarily due to lower interest expense ($60.1 million) and lower losses on derivative instruments in 2022 ($16.8 million) compared to 2021 (2022: $423.8 million loss; 2021: $440.6 million loss), partially offset by lower tax benefits ($19.5 million). Interest charges are lower in the first six months of 2022 primarily due to lower debt redemption premiums ($3.4 million in 2022; $34.2 million in 2021) incurred by the Company and lower overall debt. In the first six months of 2022 the Company redeemed $200.0 million of notes compared to the 2021 redemption of $576.4 million. Realized and unrealized losses on derivative instruments are due to an increase in oil prices for current (realized) and future (unrealized) periods whereby the swap contracts provide the Company with a fixed price and the collar contracts provide for a minimum (floor) and a maximum (ceiling) price. As of June 30, 2022, the average forward NYMEX WTI price for the remainder of 2022 was $100.49 (versus swap contract fixed hedge price of $44.88). Lower income tax benefit is a result of lower pre-tax losses.

Production Volumes and Prices
Second quarter 2022 vs. 2021
Total hydrocarbon production from continuing operations averaged 173,173 barrels of oil equivalent per day in the second quarter of 2022, which was 5% lower than the 182,050 barrels per day produced in second quarter 2021. The decrease in production is principally due to an ongoing focused effort to reduce capital expenditures that began in 2020 to prioritize corporate debt reduction and return funds to shareholders; partially offset by first oil from the Khaleesi, Mormont, Samurai field development project in the second quarter.
Average crude oil and condensate production from continuing operations was 98,661 barrels per day in the second quarter of 2022 compared to 109,327 barrels per day in the second quarter of 2021. The decrease of 10,666 barrels per day was associated with lower volumes in the Gulf of Mexico (5,041 barrels per day) principally due to the focused effort to reduce capital expenditures and several planned downtime events at St. Malo and Chinook, partially offset by first production from the first four wells at the Khaleesi, Mormont, Samurai development. Canada production is lower (1,700 barrels per day) primarily attributable to Kaybob Duvernay well decline and temporary operational issues at Hibernia. Eagle Ford Shale production is lower (4,949 barrels per day) due to normal well decline. On a worldwide basis, the Company’s crude oil and condensate prices averaged $109.25 per barrel in the second quarter 2022 compared to $65.57 per barrel in the 2021 period, an increase of 67% quarter over quarter.
Total production of natural gas liquids (NGL) from continuing operations was 10,950 barrels per day in the second quarter 2022 compared to 11,252 barrels per day in the 2021 period. The average sales price for U.S. NGL was $39.37 per barrel in the 2022 quarter compared to $22.18 per barrel in 2021. The average sales price for NGL in Canada was $63.99 per barrel in the 2022

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

quarter compared to $30.63 per barrel in 2021. NGL prices are higher in Canada due to the higher value of the product at the Kaybob Duvernay and Placid Montney assets.
Natural gas production volumes from continuing operations averaged 381.4 million cubic feet per day (MMCFD) in the second quarter 2022 compared to 368.8 MMCFD in 2021.  The increase of 12.5 MMCFD was a result of higher volumes in Canada (20.8 MMCFD), partially offset by lower volumes in the Gulf of Mexico (8.3 MMCFD). Higher natural gas volumes in Canada are primarily due to bringing online 15 new wells at Tupper Montney in the second quarter of 2022.
Natural gas prices for the total Company averaged $3.90 per thousand cubic feet (MCF) in the 2022 quarter, versus $2.34 per MCF average in the same quarter of 2021.  Average natural gas prices in the U.S. and Canada in the quarter were $7.37 and $2.78 per MCF, respectively.
Six months 2022 vs. 2021
Total hydrocarbon production from Exploration and Production averaged 161,579 barrels of oil equivalent per day in the first six months of 2022, which represented a 7.0% decrease from the 173,762 barrels per day produced in the first six months of 2021. The decrease in production is principally due to an ongoing focused effort to reduce capital expenditures that began in 2020 to prioritize corporate debt reduction and return funds to shareholders.
Average crude oil and condensate production was 91,154 barrels per day in the first six months of 2022 compared to 103,434 barrels per day in the first six months of 2021. The decrease of 12,280 barrels per day was principally due to lower Gulf of Mexico production (7,064 barrels per day) due to the focused effort to reduce capital expenditures and several planned downtime events including a facility upgrade which lowered current production at Neidermeyer and Marmalard as well as maintenance operations at St. Malo, Front Runner, Habanero and Chinook. Canada production is lower (2,434 barrels per day) due to normal field decline at Kaybob and temporary operational issues at Hibernia. Eagle Ford Shale production is lower (3,400 barrels per day) due to normal well decline. On a worldwide basis, the Company’s crude oil and condensate prices averaged $102.86 per barrel in the first six months of 2022 compared to $62.14 per barrel in the 2021 period, an increase of 65.5% year over year.
Total production of natural gas liquids (NGL) was 10,150 barrels per day in the first six months of 2022 compared to 10,552 barrels per day in the 2021 period.  The average sales price for U.S. NGL was $40.00 per barrel in 2022 compared to $22.41 per barrel in 2021. The average sales price for NGL in Canada was $59.23 per barrel in 2022 compared to $33.34 per barrel in 2021. NGL prices are higher in Canada due to the higher value of the product at the Kaybob Duvernay and Placid Montney assets.
Natural gas production volumes averaged 361.7 million cubic feet per day (MMCFD) in the first six months of 2022 compared to 358.7 MMCFD in 2021.  The increase of 3.0 MMCFD was primarily the result of higher volumes in Canada 12.7 MMCFD) and Eagle Ford Shale (2.7 MMCFD), partially offset by the Gulf of Mexico (12.4 MMCFD). The higher natural gas volumes in Canada was the result of new wells on production in the first half of the year. Natural gas prices for the total Company averaged $3.54 per thousand cubic feet (MCF) in the first six months of 2022, versus $2.44 per MCF average in the same period of 2021.  Average realized natural gas prices in the U.S. and Canada in the quarter were $6.26 per MCF and $2.66 per MCF, respectively. Average realized gas prices in Canada are lower as a result of certain fixed price sales volume contracts.
Additional details about results of oil and natural gas operations are presented in the tables on pages 25 and 26.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

The following table reports hydrocarbons produced during the three-month and six-month periods ended June 30, 2022 and 2021.

		Three Months Ended June 30,		Six Months Ended June 30,
Barrels per day unless otherwise noted		2022	2021	2022	2021
Net crude oil and condensate
United States	Onshore	26,304	31,253	23,334	26,734
	Gulf of Mexico [1]	63,427	68,468	59,363	66,427
Canada	Onshore	4,419	5,558	4,400	5,921
	Offshore	3,128	3,689	3,224	4,137
Other		1,383	359	833	215
Total net crude oil and condensate - continuing operations		98,661	109,327	91,154	103,434
Net natural gas liquids
United States	Onshore	5,178	5,327	5,006	4,634
	Gulf of Mexico [1]	4,913	4,763	4,223	4,721
Canada	Onshore	859	1,162	921	1,197
Total net natural gas liquids - continuing operations		10,950	11,252	10,150	10,552
Net natural gas – thousands of cubic feet per day
United States	Onshore	29,651	29,653	28,512	25,855
	Gulf of Mexico [1]	63,703	71,962	59,902	72,308
Canada	Onshore	288,019	267,210	273,237	260,491
Total net natural gas - continuing operations		381,373	368,825	361,651	358,654
Total net hydrocarbons - continuing operations including NCI [2,3]		173,173	182,050	161,579	173,762
Noncontrolling interest
Net crude oil and condensate – barrels per day		(7,962)	(9,800)	(8,044)	(9,489)
Net natural gas liquids – barrels per day		(319)	(370)	(303)	(362)
Net natural gas – thousands of cubic feet per day [2]		(3,097)	(4,024)	(2,845)	(4,091)
Total noncontrolling interest		(8,797)	(10,841)	(8,821)	(10,533)
Total net hydrocarbons - continuing operations excluding NCI [2,3]		164,376	171,209	152,758	163,229
1 Includes net volumes attributable to a noncontrolling interest in MP Gulf of Mexico, LLC (MP GOM).
2 Natural gas converted on an energy equivalent basis of 6:1
3 NCI – noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)
Results of Operations (contd.)

The following table reports the weighted average sales prices excluding transportation cost deduction and sales of purchased natural gas for the three-month and six-month periods ended June 30, 2022 and 2021.

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Weighted average Exploration and Production sales prices
Continuing operations
Crude oil and condensate – dollars per barrel
United States	Onshore	$110.66	64.55	$103.39	61.60
	Gulf of Mexico [1]	109.55	65.95	102.76	62.56
Canada [2]	Onshore	100.51	60.69	96.84	56.55
	Offshore	115.65	73.20	113.46	67.51
Other		86.51	—	86.51	—
Natural gas liquids – dollars per barrel
United States	Onshore	38.29	19.75	38.30	20.38
	Gulf of Mexico [1]	40.46	24.84	41.95	24.36
Canada [2]	Onshore	63.99	30.63	59.23	33.34
Natural gas – dollars per thousand cubic feet
United States	Onshore	7.06	2.54	5.89	2.84
	Gulf of Mexico [1]	7.52	2.64	6.43	3.01
Canada [2]	Onshore	2.78	2.23	2.66	2.25
1 Prices include the effect of noncontrolling interest share for MP GOM.
2 U.S. dollar equivalent.

Financial Condition
Cash Provided by Operating Activities
Net cash provided by continuing operating activities was $959.2 million for the first six months of 2022 compared to $686.3 million during the same period in 2021.  The increased cash from operating activities of $273.0 million is primarily attributable to higher revenue from production ($629.5 million), offset by the timing of working capital settlements ($148.2 million; primarily higher revenue received in cash following the end of the quarter), and higher realized losses on derivative instruments ($167.2 million).
Cash Required by Investing Activities
Net cash required by investing activities was $599.3 million for the first six months of 2022 compared to net cash provided by investing activities of $193.7 million during the same period in 2021. In the second quarter of 2022, the Company acquired an 11.0% additional working interest in Kodiak for $46.5 million (also see Note D). Property additions and dry hole costs (excluding King’s Quay), which includes amounts expensed, were $552.8 million and $422.8 million in the first six months of 2022 and 2021, respectively. The first quarter of 2021 included sales proceeds for the King’s Quay FPS of $267.7 million, which was sold to ArcLight Capital Partners, LLC (ArcLight).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (contd.)
Financial Condition (contd.)

Total accrual basis capital expenditures were as follows:

	Six Months Ended June 30,
(Millions of dollars)	2022	2021
Capital Expenditures
Exploration and production	$611.4	449.4
Corporate	10.5	8.8
Total capital expenditures	$621.9	458.2

A reconciliation of property additions and dry hole costs in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

	Six Months Ended June 30,
(Millions of dollars)	2022	2021
Property additions and dry hole costs per cash flow statements [1]	$552.8	422.8
Property additions King's Quay per cash flow statements	—	17.7
Acquisition of oil and gas properties [1]	46.5	22.5
Geophysical and other exploration expenses	16.3	12.4
Capital expenditure accrual changes and other	6.3	(17.2)
Total capital expenditures	$621.9	458.2
1 Certain prior-period amounts have been reclassified to conform to the current period presentation
The increase in capital expenditures in the exploration and production business in 2022 compared to 2021 is primarily attributable to expenditures related to the Kodiak acquisition in Gulf of Mexico ($46.5 million), Cutthroat-1 exploration well in Brazil ($24.3 million), capital invested at the Khaleesi, Mormont, Samurai field development project and higher development drilling activities in Tupper Montney and Kaybob Duvernay assets.
Cash Required by Financing Activities
Net cash required by financing activities was $447.5 million for the first six months of 2022 compared to $386.7 million during the same period in 2021. In 2022, the cash used in financing activities was principally for the early redemption of the notes due 2024 ($200.0 million), payment of contingent consideration related to prior Gulf of Mexico acquisitions ($81.7 million), distributions to the non-controlling interest (NCI) in the Gulf of Mexico ($94.9 million), and cash dividends to shareholders of $0.325 per share ($50.5 million). Subsequent to quarter end, the Company declared a quarterly cash dividend of $0.25 per share, or $1.00 per share on an annualized basis. This amount represents a 43% increase from the first quarter of 2022 and a 100% increase from fourth quarter 2021. Additionally, the Company announced a capital allocation framework, approved by the Board of Directors, that allows for further capital to be returned to the shareholders beyond the current dividend, while still advancing the Company’s long-term debt reduction goals. Details of the framework can be found as part of the Company’s Form 8-K filed on August 4, 2022.
As of June 30, 2022 and in the event it is required to fund investing activities from borrowings, the Company has $1,572.4 million available on its committed RCF.
In first six months of 2021, the cash used in financing activities was principally for the early redemption of the notes due 2022 ($576.4 million), early redemption cost (make whole payment) of the notes due 2022 ($34.2 million), repayment of the previously outstanding balance on the Company’s unsecured RCF ($200.0 million), distributions to the non-controlling interest (NCI) in the Gulf of Mexico ($75.2 million), and cash dividends to shareholders ($38.6 million), partially offset by the issuance of new notes due 2028, net of debt issuance cost ($542.0 million).
Working Capital
Working capital (total current assets less total current liabilities, excluding assets and liabilities held for sale) as of June 30, 2022 was a deficit of $566.9 million, $268.0 million lower than December 31, 2021, with the decrease primarily attributable to higher accounts payable ($286.9 million), higher other accrued liabilities ($122.6 million), a lower cash balance ($89.2 million) and higher operating lease liabilities ($28.5 million), partially offset by higher accounts receivable ($263.9 million). Higher accounts

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (contd.)
Financial Condition (contd.)

payable is primarily due to the increase in unrealized losses on derivative instruments (commodity price swaps and collars) maturing (payable) over the remainder of 2022 as well as higher trade payables principally related to the Khaleesi, Mormont and Samurai field development project. Higher other accrued liabilities are associated with higher contingent consideration obligations (from prior Gulf of Mexico acquisitions), due to higher commodity prices. Higher operating lease liabilities are associated with a rig contract to support the Khaleesi, Mormont, Samurai field development project. Higher accounts receivable are principally due to higher crude oil pricing.
Capital Employed
At June 30, 2022, long-term debt of $2,267.9 million had decreased by $197.5 million compared to December 31, 2021, primarily as a result of the partial redemption of notes due 2024 ($200.0 million). The total of the fixed-rate notes had a weighted average maturity of 7.4 years and a weighted average coupon of 6.2%.
A summary of capital employed at June 30, 2022 and December 31, 2021 follows.

	June 30, 2022		December 31, 2021
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$2,267.9	34.5%	$2,465.4	37.2%
Murphy shareholders' equity	4,312.8	65.5%	4,157.3	62.8%
Total capital employed	$6,580.7	100.0%	$6,622.7	100.0%
Cash and invested cash are maintained in several operating locations outside the United States.  As of June 30, 2022, Cash and cash equivalents held outside the U.S. included U.S. dollar equivalents of approximately $82.7 million in Canada. In addition, approximately $21.8 million of cash was held in Brunei, $17.7 million of cash was held in Mexico and $13.6 million of cash was held in Brazil. In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods. Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S.
Accounting changes and recent accounting pronouncements – see Note B to the Consolidated Financial Statements
Outlook
As discussed in the Summary section on page 22, several factors have continued to contribute to the higher average crude oil price during the second quarter, which directly impacts the Company’s product revenue from sales (Q2 2022; $108.41 Q1 2022; $94.29; Q2 2021: $66.07). Currently, recessionary concerns have placed some downward pressure on average crude oil prices. As of close on August 2, 2022, the NYMEX WTI forward curve price for the remainder of 2022 and 2023 were lower at $92.82 and $86.14 per barrel, respectively; however, we cannot predict what impact economic factors (including the ongoing COVID-19 pandemic, exploration and production sector investment, inflation and the Russia/Ukraine conflict) may have on future commodity prices. Lower prices, should they occur, will result in lower profits and operating cash-flows. For the third quarter, production is expected to average between 180.0 and 188.0 MBOEPD, excluding noncontrolling interest (NCI).
The Company’s capital expenditure spend for 2022 is expected to be between $900.0 million and $950.0 million, excluding acquisitions and noncontrolling interest. Capital expenditures and other expenditures are routinely reviewed and planned capital expenditures may be adjusted to reflect differences between budgeted and forecast cash flow during the year.  Capital expenditures may also be affected by asset purchases or sales, which often are not anticipated at the time a budget is prepared.  The Company plans to fund its remaining capital program in 2022 using operating cash flow and available cash. If oil and/or natural gas prices weaken, actual cash flow generated from operations could be reduced such that capital spending reductions are required and/or borrowings under available credit facilities might be required during the year to maintain funding of the Company’s ongoing development projects.
The Company plans to utilize surplus cash (not planned to be used by operations, investing activities, dividends or payment to noncontrolling interests) to repay outstanding debt.
The Company continues to monitor the impact of commodity prices on its financial position and is currently in compliance with the covenants related to the revolving credit facility (see Note F).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (Contd.)

As of August 2, 2022, the Company has entered into derivative or forward fixed-price delivery contracts to manage risk associated with certain future oil and natural gas sales prices as follows:

	Commodity	Type	Volumes (Bbl/d)	Price (USD/Bbl)	Remaining Period
Area					Start Date	End Date
United States	WTI²	Fixed price derivative swap	20,000	$44.88	7/1/2022	12/31/2022

			Volumes (Bbl/d)	Average Put (USD/Bbl)	Average Call (USD/Bbl)	Remaining Period
Area	Commodity	Type				Start Date	End Date
United States	WTI²	Derivative collars	25,000	$63.24	$75.20	7/1/2022	12/31/2022
1 West Texas Intermediate

			Volumes (MMcf/d)	Price/Mcf	Remaining Period
Area	Commodity	Type			Start Date	End Date
Canada	Natural Gas	Fixed price forward sales	247	C$2.34	7/1/2022	10/31/2022
Canada	Natural Gas	Fixed price forward sales	266	C$2.36	11/1/2022	12/31/2022
Canada	Natural Gas	Fixed price forward sales	269	C$2.36	1/1/2023	3/31/2023
Canada	Natural Gas	Fixed price forward sales	250	C$2.35	4/1/2023	12/31/2023
Canada	Natural Gas	Fixed price forward sales	162	C$2.39	1/1/2024	12/31/2024
Canada	Natural Gas	Fixed price forward sales	45	US$2.05	7/1/2022	12/31/2022
Canada	Natural Gas	Fixed price forward sales	25	US$1.98	1/1/2023	10/31/2024
Canada	Natural Gas	Fixed price forward sales	15	US$1.98	11/1/2024	12/31/2024
Forward-Looking Statements
This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are generally identified through the inclusion of words such as “aim”, “anticipate”, “believe”, “drive”, “estimate”, “expect”, “expressed confidence”, “forecast”, “future”, “goal”, “guidance”, “intend”, “may”, “objective”, “outlook”, “plan”, “position”, “potential”, “project”, “seek”, “should”, “strategy”, “target”, “will” or variations of such words and other similar expressions. These statements, which express management’s current views concerning future events or results, are subject to inherent risks and uncertainties. Factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement include, but are not limited to: macro conditions in the oil and gas industry, including supply/demand levels, actions taken by major oil exporters and the resulting impacts on commodity prices; increased volatility or deterioration in the success rate of our exploration programs or in our ability to maintain production rates and replace reserves; reduced customer demand for our products due to environmental, regulatory, technological or other reasons; adverse foreign exchange movements; political and regulatory instability in the markets where we do business; the impact on our operations or market of health pandemics such as COVID-19 and related government responses; other natural hazards impacting our operations or markets; any other deterioration in our business, markets or prospects; any failure to obtain necessary regulatory approvals; any inability to service or refinance our outstanding debt or to access debt markets at acceptable prices; or adverse developments in the U.S. or global capital markets, credit markets or economies in general. For further discussion of factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement, see “Risk Factors” in Murphy’s 2021 Annual Report on Form 10-K on file with the U.S. Securities and Exchange Commission and on page 36 of this Form 10-Q report.  Murphy undertakes no duty to publicly update or revise any forward-looking statements.

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
There were commodity transactions in place at June 30, 2022, covering certain future U.S. crude oil sales volumes for the remainder of 2022.  A 10% increase in the respective benchmark price of these commodities would have increased the net payable associated with these derivative contracts by approximately $78.5 million, while a 10% decrease would have decreased the recorded net payable by a similar amount.
There were no derivative foreign exchange contracts in place at June 30, 2022.
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
During the quarter ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MURPHY OIL CORPORATION
(Registrant)

By	/s/ PAUL D. VAUGHAN
Paul D. Vaughan
Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
August 4, 2022
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