Form 10-Q
period 2023-03-31
MURPHY OIL CORP
filed 2023-05-03
CIK 717423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Number of shares of Common Stock, $1.00 par value, outstanding at April 28, 2023 was 156,098,234.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Thousands of dollars, except share amounts)	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$312,383	$491,963
Accounts receivable, net	394,936	391,152
Inventories	63,539	54,513
Prepaid expenses	30,983	34,697
Total current assets	801,841	972,325
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $12,697,538 in 2023 and $12,489,970 in 2022	8,363,001	8,228,016
Operating lease assets	903,147	946,406
Deferred income taxes	74,060	117,889
Deferred charges and other assets	46,480	44,316
Total assets	$10,188,529	$10,308,952
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt, finance lease	$697	$687
Accounts payable	516,855	543,786
Income taxes payable	24,772	26,544
Other taxes payable	28,185	22,819
Operating lease liabilities	239,374	220,413
Other accrued liabilities	218,130	443,585
Total current liabilities	1,028,013	1,257,834
Long-term debt, including finance lease obligation	1,822,979	1,822,452
Asset retirement obligations	830,358	817,268
Deferred credits and other liabilities	301,707	304,948
Non-current operating lease liabilities	679,909	742,654
Deferred income taxes	220,895	214,903
Total liabilities	$4,883,861	$5,160,059
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	$–	$–
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares in 2023 and 195,100,628 shares in 2022	195,101	195,101
Capital in excess of par value	857,000	893,578
Retained earnings	6,204,217	6,055,498
Accumulated other comprehensive loss	(529,919)	(534,686)
Treasury stock	(1,588,841)	(1,614,717)
Murphy Shareholders' Equity	5,137,558	4,994,774
Noncontrolling interest	167,110	154,119
Total equity	5,304,668	5,148,893
Total liabilities and equity	$10,188,529	$10,308,952
See Notes to Consolidated Financial Statements, page 7.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(Thousands of dollars, except per share amounts)	2023	2022
Revenues and other income
Revenue from production	$796,231	$834,528
Sales of purchased natural gas	43,737	36,846
Total revenue from sales to customers	839,968	871,374
Loss on derivative instruments	–	(320,777)
Gain on sale of assets and other income	1,748	2,364
Total revenues and other income	841,716	552,961
Costs and expenses
Lease operating expenses	199,984	136,825
Severance and ad valorem taxes	11,440	14,635
Transportation, gathering and processing	53,922	46,923
Costs of purchased natural gas	32,269	33,665
Exploration expenses, including undeveloped lease amortization	10,182	47,566
Selling and general expenses	18,308	33,529
Depreciation, depletion and amortization	195,670	164,124
Accretion of asset retirement obligations	11,157	11,876
Other operating expense	11,988	105,942
Total costs and expenses	544,920	595,085
Operating income (loss) from continuing operations	296,796	(42,124)
Other income (loss)
Other expenses	(73)	(2,495)
Interest expense, net	(28,855)	(37,277)
Total other loss	(28,928)	(39,772)
Income (loss) from continuing operations before income taxes	267,868	(81,896)
Income tax expense (benefit)	53,833	(16,961)
Income (loss) from continuing operations	214,035	(64,935)
Income (loss) from discontinued operations, net of income taxes	279	(551)
Net income (loss) including noncontrolling interest	214,314	(65,486)
Less: Net income attributable to noncontrolling interest	22,670	47,850
NET INCOME (LOSS) ATTRIBUTABLE TO MURPHY	$191,644	$(113,336)
INCOME (LOSS) PER COMMON SHARE – BASIC
Continuing operations	$1.23	$(0.73)
Discontinued operations	–	–
Net income (loss)	$1.23	$(0.73)
INCOME (LOSS) PER COMMON SHARE – DILUTED
Continuing operations	$1.22	$(0.73)
Discontinued operations	–	–
Net income (loss)	$1.22	$(0.73)
Cash dividends per common share	$0.275	$0.15
Average common shares outstanding (thousands)
Basic	155,857	154,916
Diluted	157,389	154,916
See Notes to Consolidated Financial Statements, page 7.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(Thousands of dollars)	2023	2022
Net income (loss) including noncontrolling interest	$214,314	$(65,486)
Other comprehensive income, net of tax
Net gain from foreign currency translation	3,669	18,020
Retirement and postretirement benefit plans	1,098	3,336
Other comprehensive income	4,767	21,356
Comprehensive income (loss) including noncontrolling interest	219,081	(44,130)
Less: Comprehensive income attributable to noncontrolling interest	22,670	47,850
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO MURPHY	$196,411	$(91,980)
See Notes to Consolidated Financial Statements, page 7.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Thousands of dollars)	2023	2022
Operating Activities
Net income (loss) including noncontrolling interest	$214,314	$(65,486)
Adjustments to reconcile net income (loss) to net cash provided by continuing operations activities
(Income) loss from discontinued operations	(279)	551
Depreciation, depletion and amortization	195,670	164,124
Unsuccessful exploration well costs and previously suspended exploration costs	851	32,831
Amortization of undeveloped leases	2,653	4,198
Accretion of asset retirement obligations	11,157	11,876
Deferred income tax (benefit) expense	49,042	(20,253)
Contingent consideration payment	(123,965)	—
Mark to market loss on contingent consideration	3,938	98,126
Mark to market loss on derivative instruments	–	188,509
Long-term non-cash compensation	8,536	17,288
Net increase in noncash working capital	(75,031)	(80,922)
Other operating activities, net	(7,110)	(12,512)
Net cash provided by continuing operations activities	279,776	338,330
Investing Activities
Property additions and dry hole costs	(345,319)	(244,908)
Net cash required by investing activities	(345,319)	(244,908)
Financing Activities
Borrowings on revolving credit facility	100,000	–
Repayment of revolving credit facility	(100,000)	–
Distributions to noncontrolling interest	(9,679)	(39,884)
Contingent consideration payment	(47,678)	(55,169)
Cash dividends paid	(42,925)	(23,300)
Withholding tax on stock-based incentive awards	(14,217)	(15,421)
Capital lease obligation payments	(139)	(158)
Issue costs of debt facility	(17)	–
Net cash required by financing activities	(114,655)	(133,932)
Effect of exchange rate changes on cash and cash equivalents	618	(87)
Net decrease in cash and cash equivalents	(179,580)	(40,597)
Cash and cash equivalents at beginning of period	491,963	521,184
Cash and cash equivalents at end of period	$312,383	$480,587

See Notes to Consolidated Financial Statements, page 7.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31,
(Thousands of dollars except number of shares)	2023	2022
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	$–	$–
Common Stock – par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares at March 31, 2023 and 195,100,628 shares at March 31, 2022
Balance at beginning of period	195,101	195,101
Exercise of stock options	–	–
Balance at end of period	195,101	195,101
Capital in Excess of Par Value
Balance at beginning of period	893,578	926,698
Exercise of stock options, including income tax benefits	(184)	(7,220)
Restricted stock transactions and other	(39,910)	(45,169)
Share-based compensation	3,516	6,228
Balance at end of period	857,000	880,537
Retained Earnings
Balance at beginning of period	6,055,498	5,218,670
Net income (loss) attributable to Murphy	191,644	(113,336)
Cash dividends paid	(42,925)	(23,300)
Balance at end of period	6,204,217	5,082,034
Accumulated Other Comprehensive Loss
Balance at beginning of period	(534,686)	(527,711)
Foreign currency translation (loss) gain, net of income taxes	3,669	18,020
Retirement and postretirement benefit plans, net of income taxes	1,098	3,336
Balance at end of period	(529,919)	(506,355)
Treasury Stock
Balance at beginning of period	(1,614,717)	(1,655,447)
Awarded restricted stock, net of forfeitures	–	32,297
Exercise of stock options	25,876	4,672
Balance at end of period – 39,002,553 shares of Common Stock in 2023 and 39,730,079 shares of Common Stock in 2022, at cost	(1,588,841)	(1,618,478)
Murphy Shareholders’ Equity	5,137,558	4,032,839
Noncontrolling Interest
Balance at beginning of period	154,119	163,485
Net income attributable to noncontrolling interest	22,670	47,850
Distributions to noncontrolling interest owners	(9,679)	(39,884)
Balance at end of period	167,110	171,451
Total Equity	$5,304,668	$4,204,290
See Notes to Consolidated Financial Statements, page 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (the Company or Murphy) on pages 2 through 6 of this Form 10-Q report.
Note A – Nature of Business and Interim Financial Statements
NATURE OF BUSINESS – Murphy Oil Corporation is an international oil and natural gas exploration and production company that conducts its business through various operating subsidiaries. The Company primarily produces oil and natural gas in the United States (U.S.) and Canada and conducts oil and natural gas exploration activities worldwide.
In connection with the LLOG Exploration Offshore L.L.C. and LLOG Bluewater Holdings, L.L.C. (LLOG) acquisition, we hold a 0.5% interest in two variable interest entities (VIEs), Delta House Oil and Gas Lateral LLC and Delta House Floating Production System (FPS) LLC (collectively Delta House). These VIEs have not been consolidated as Murphy is not considered the primary beneficiary. These non-consolidated VIEs are not material to our financial position or results of operations. As of March 31, 2023, our maximum exposure to loss was $3.1 million (excluding operational impacts), which represents our net investment in Delta House. We have not provided any financial support to Delta House other than amounts previously required by our membership interest.
INTERIM FINANCIAL STATEMENTS – In the opinion of Murphy’s management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at March 31, 2023 and December 31, 2022, and the results of operations, statements of operations, cash flows and changes in stockholders’ equity for the interim periods ended March 31, 2023 and 2022, in conformity with U.S generally accepted accounting principles (GAAP). In preparing the financial statements of the Company in conformity with GAAP, management has made a number of estimates and assumptions that affect the reporting of amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.
Consolidated financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2022 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three-month period ended March 31, 2023 are not necessarily indicative of future results.
Note B – New Accounting Principles and Recent Accounting Pronouncements
Accounting Principles Adopted
None.
Recent Accounting Pronouncements
None affecting the Company.
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
For operated oil and natural gas production where the non-operated working interest owner does not take in kind its proportionate interest in the produced commodity, the Company acts as an agent for the working interest owner and recognizes revenue only for its own share of the commingled production. The exception to this is the reporting of the noncontrolling interest in MP Gulf of Mexico, LLC (MP GOM) as prescribed by ASC 810-10-45.
U.S. - In the U.S., the Company primarily produces oil and natural gas from fields in the Eagle Ford Shale area of South Texas and in the Gulf of Mexico. Revenue is generally recognized when oil and natural gas are transferred to the customer at the delivery point. Revenue recognized is largely index-based with price adjustments for floating market differentials.
Canada - In Canada, contracts include long-term floating commodity index priced and natural gas physical forward sales fixed-price contracts. For the offshore business in Canada, contracts are based on index prices and revenue is recognized at the time

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note C – Revenue from Contracts with Customers (Continued)
of vessel load, based on the volumes on the bill of lading and point of custody transfer. The Company also purchases natural gas in Canada to meet certain sales commitments.
Disaggregation of Revenue
The Company reviews performance based on two key geographical segments and between onshore and offshore sources of revenue within these geographies.
For the three-month periods ended March 31, 2023, and 2022, the Company recognized $840.0 million and $871.4 million, respectively, from total revenue from sales to customers, from sales of oil, natural gas liquids and natural gas.

		Three Months Ended March 31,
(Thousands of dollars)		2023	2022
Net crude oil and condensate revenue
United States	Onshore	$130,081	$171,696
	Offshore	500,310	465,621
Canada	Onshore	21,952	36,697
	Offshore	16,130	28,832
Other		3,644	–
Total crude oil and condensate revenue		672,117	702,846

Net natural gas liquids revenue
United States	Onshore	8,270	16,685
	Offshore	14,629	13,979
Canada	Onshore	3,463	4,867
Total natural gas liquids revenue		26,362	35,531

Net natural gas revenue
United States	Onshore	5,450	11,369
	Offshore	22,132	26,201
Canada	Onshore	70,170	58,581
Total natural gas revenue		97,752	96,151
Revenue from production		796,231	834,528

Sales of purchased natural gas
Canada	Onshore	43,737	36,846
Total sales of purchased natural gas		43,737	36,846

Total revenue from sales to customers		839,968	871,374

Loss on derivative instruments		–	(320,777)
Gain on sale of assets and other income		1,748	2,364
Total revenues and other income		$841,716	$552,961
Contract Balances and Asset Recognition
As of March 31, 2023, and December 31, 2022, receivables from contracts with customers, net of royalties and associated payables, on the balance sheets from continuing operations, were $205.2 million and $201.1 million, respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on a forward-looking expected loss model in accordance with ASU 2016-13, the Company did not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.
The Company has not entered into any revenue contracts that have financing components as of March 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note C – Revenue from Contracts with Customers (Continued)
The Company does not employ sales incentive strategies such as commissions or bonuses for obtaining sales contracts. For the periods presented, the Company did not identify any assets to be recognized associated with the costs to obtain a contract with a customer.
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
As of March 31, 2023, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period of more than 12 months starting at the inception of the contract:

Current Long-Term Contracts Outstanding at March 31, 2023
Location	Commodity	End Date	Description	Approximate Volumes
U.S.	Natural Gas and NGL	Q2 2023	Deliveries from dedicated acreage in Eagle Ford	As produced
Canada	Natural Gas	Q4 2023	Contracts to sell natural gas at USD index pricing	25 MMCFD
Canada	Natural Gas	Q4 2023	Contracts to sell natural gas at CAD fixed prices	38 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at USD index pricing	31 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at CAD fixed prices	100 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at CAD fixed prices	34 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at USD index fixed prices	15 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at CAD index prices	28 MMCFD
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at USD index pricing	49 MMCFD
Canada	Natural Gas	Q4 2027	Contracts to sell natural gas at CAD index prices	10 MMCFD
Canada	NGL	Q3 2023	Contracts to sell natural gas liquids at CAD prices	952 BOEPD
Fixed price contracts are accounted for as normal sales and purchases for accounting purposes.

Note D – Property, Plant and Equipment
Exploratory Wells
Under Financial Accounting Standards Board guidance, exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project.
As of March 31, 2023, the Company had total capitalized exploratory well costs for continuing operations pending the determination of proved reserves of $196.5 million. The following table reflects the net changes in capitalized exploratory well costs during the three-month periods ended March 31, 2023 and 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note D – Property, Plant and Equipment (Continued)

(Thousands of dollars)	2023	2022
Beginning balance at January 1	$171,860	$179,481
Additions pending the determination of proved reserves	24,685	3,698
Capitalized exploratory well costs charged to expense	–	(10,473)
Balance at March 31	$196,545	$172,706
Capital well additions of $24.7 million are primarily related to Oso-1 well (Atwater Valley 138) in the Gulf of Mexico. In the first quarter of 2023, drilling of the Oso-1 well was temporarily suspended prior to reaching the objective. The Company plans to return to the well in the third quarter of 2023. There were no capitalized well costs charged to expense for the three months ended March 31, 2023.
The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed for each individual well and the number of projects for which exploratory well costs have been capitalized. The projects are aged based on the last well drilled in the project.

	March 31,
	2023			2022

(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$40,236	2	2	$2,810	2	2
One to two years	13,171	2	2	–	–	–
Two to three years	–	–	–	23,667	3	3
Three years or more	143,138	5	4	146,229	8	2
	$196,545	9	8	$172,706	13	7
Of the $156.3 million of exploratory well costs capitalized more than one year at March 31, 2023, $97.2 million was in Vietnam, $37.0 million was in the U.S., $14.7 million was in Mexico, $4.7 million was in Canada, and $2.7 million was in Brunei. In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.
Impairments
There were no impairments in the three months ended March 31, 2023 or 2022.
Note E – Financing Arrangements and Debt
As of March 31, 2023, the Company had an $800 million revolving credit facility (RCF). The RCF is a senior unsecured guaranteed facility which expires on November 17, 2027, unless the outstanding principal amount of the
Company’s 5.75% senior notes due 2025 (2025 Notes) as at February 15, 2025 exceeds $50.0 million, in which case, the RCF will expire on that date. At March 31, 2023, the Company had no outstanding borrowings under the RCF and $30.3 million of outstanding letters of credit, which reduce the borrowing capacity of the RCF. At March 31, 2023, the interest rate in effect on borrowings under the RCF would have been 7.40%. At March 31, 2023, the Company was in compliance with all covenants related to the RCF.
The Company also has a shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) that permits the offer and sale of debt and/or equity securities through October 15, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note F – Other Financial Information
Additional disclosures regarding cash flow activities are provided below.

	Three Months Ended March 31,
(Thousands of dollars)	2023	2022
Net (increase) decrease in operating working capital, excluding cash and cash equivalents:
(Increase) in accounts receivable	$(3,976)	$(117,928)
(Increase) decrease in inventories	(9,296)	(4,541)
(Increase) decrease in prepaid expenses	3,813	(515)
Increase (decrease) in accounts payable and accrued liabilities ¹	(63,800)	40,426
Increase (decrease) in income taxes payable	(1,772)	1,636
Net (increase) in noncash operating working capital	$(75,031)	$(80,922)
Supplementary disclosures:
Cash income taxes paid, net of refunds	$3,342	$103
Interest paid, net of amounts capitalized of $3.3 million in 2023 and $5.3 million in 2022	19,358	40,181

Non-cash investing activities:
Asset retirement costs capitalized	$2,396	$3,889
(Increase) decrease in capital expenditure accrual	15,973	(49,352)
1 Excludes payable balances relating to mark-to-market of derivative instruments and contingent consideration relating to acquisitions.
Note G – Employee and Retiree Benefit Plans
The Company has defined benefit pension plans that are noncontributory and cover most full-time employees. All pension plans are funded except for the U.S. and Canadian nonqualified supplemental plan and the U.S. director’s plan. All U.S. tax qualified plans meet the funding requirements of federal laws and regulations. Contributions to foreign plans meet the requirements of local laws and tax regulations. The Company also sponsors health care and life insurance benefit plans, which are not funded, that cover most retired U.S. employees. The health care benefits are contributory; the life insurance benefits are noncontributory.
The table that follows provides the components of net periodic benefit expense for the three-month periods ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2023	2022	2023	2022
Service cost	$1,650	$2,129	$132	$292
Interest cost	8,507	5,243	874	574
Expected return on plan assets	(8,194)	(8,138)	–	–
Amortization of prior service cost (credit)	155	600	(133)	(133)
Recognized actuarial loss (gain)	2,401	3,822	(781)	(77)
Net periodic benefit expense	$4,519	$3,656	$92	$656
The components of net periodic benefit expense, other than the service cost, are recorded in “Other expenses” in the Consolidated Statements of Operations.
During the three-month period ended March 31, 2023, the Company made contributions of $9.5 million to its defined benefit pension and postretirement benefit plans. Remaining funding in 2023 for the Company’s defined benefit pension and postretirement plans is anticipated to be $27.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note H – Incentive Plans
The costs resulting from all share-based and cash-based incentive plans are recognized as an expense in the Consolidated Statements of Operations using a fair value-based measurement method over the periods that the awards vest.
The Annual Incentive Plan (AIP) authorizes the Compensation Committee (the Committee) to establish specific performance goals associated with annual cash awards that may be earned by officers, executives and certain other employees. Cash awards under the AIP are determined based on the Company’s actual financial and operating results as measured against the performance goals established by the Committee.
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
During the three months ended March 31, 2023, the Committee granted the following awards from the 2020 Long-Term Plan:
2020 Long-Term Incentive Plan

Type of Award	Number of Awards Granted	Grant Date	Grant Date Fair Value	Valuation Methodology
Performance Based RSUs [1]	409,160	January 31, 2023	$60.46	Monte Carlo
Time Based RSUs [2]	499,220	January 31, 2023	43.27	Average Stock Price
Cash Settled RSUs [3]	123,230	January 31, 2023	43.27	Average Stock Price
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
The Company currently has outstanding incentive awards issued to Directors under the 2021 Stock Plan for Non-Employee Directors (2021 NED Plan) and the 2018 Stock Plan for Non-Employee Directors. All awards on or after May 12, 2021, were made under the 2021 NED Plan.
During the three months ended March 31, 2023, the Committee granted the following awards to Non-Employee Directors:
2021 Stock Plan for Non-Employee Directors

Type of Award	Number of Awards Granted	Grant Date	Grant Date Fair Value	Valuation Methodology
Time Based RSUs [1]	56,880	February 1, 2023	$42.20	Closing Stock Price
1 Non-employee directors time-based RSUs are scheduled to vest in February 2024.
All stock option exercises are non-cash transactions for the Company. The employee receives net shares, after applicable withholding obligations, upon each stock option exercise. The actual income tax benefit realized from the tax deductions related to stock option exercises of the share-based payment arrangements were immaterial for the three-month period ended March 31, 2023.
Amounts recognized in the financial statements with respect to share-based plans are shown in the following table:

	Three Months Ended March 31,
(Thousands of dollars)	2023	2022
Compensation charged against income before tax benefit	$11,196	$13,962
Related income tax benefit recognized in income	1,581	2,272

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note H – Incentive Plans (Continued)
Certain incentive compensation granted to the Company’s named executive officers, to the extent their total compensation exceeds $1.0 million per executive per year, is not eligible for a U.S. income tax deduction under the Tax Cuts and Jobs Act (2017 Tax Act).
Note I – Earnings Per Share
Net income (loss) attributable to Murphy was used as the numerator in computing both basic and diluted income per Common share for the three-month periods ended March 31, 2023 and 2022. The following table reports the weighted-average shares outstanding used for these computations.

	Three Months Ended March 31,
(Weighted-average shares)	2023	2022
Basic method	155,856,509	154,916,004
Dilutive stock options and restricted stock units ¹	1,532,057	–
Diluted method	157,388,566	154,916,004
1 Due to a net loss recognized by the Company for the three-month period ended March 31, 2022, no unvested stock awards were included in the computation of diluted earnings per share because the effect would have been antidilutive.
Note J – Income Taxes
The Company’s effective income tax rate is calculated as the amount of income tax expense (benefit) divided by income (loss) from continuing operations before income taxes. For the three-month periods ended March 31, 2023 and 2022, the Company’s effective income tax rates were as follows:

	2023	2022
Three months ended March 31,	20.1%	20.7%
The effective tax rate for the three-month period ended March 31, 2023, was below the U.S. statutory tax rate of 21% primarily due to no tax applied to the pre-tax income of the noncontrolling interest in MP GOM, offset by the effects of income generated in foreign tax jurisdictions, certain of which have income tax rates higher than the U.S. Federal rate and certain expenses, including exploration and other expenses in certain foreign jurisdictions, for which no income tax benefits are currently available.
The effective tax rate for the three-month period ended March 31, 2022, was below the statutory tax rate of 21% primarily due to exploration expenses in certain foreign jurisdictions in which no income tax benefit is currently available, offset by no tax applied to the pre-tax income of the noncontrolling interest in MP GOM.
The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities. These audits often take years to complete and settle. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters. Additionally, the Company has paid amounts into escrow, and may from time to time pay more amounts into escrow, in order to continue tax disputes with the relevant taxing authorities. As of March 31, 2023, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: U.S. – 2016; Canada – 2016; and Malaysia – 2016. Following the sale in 2019, the Company has retained certain possible liabilities and rights to income tax receivables relating to the divested Malaysia business for the years prior to 2019. The Company believes current recorded liabilities are adequate.
Note K – Financial Instruments and Risk Management
Murphy, at times, uses derivative instruments, to manage certain risks related to commodity prices, foreign currency exchange rates and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (NYMEX). The Company has a risk management control system to monitor commodity price risks and any derivatives obtained to manage a portion of such risks. For accounting purposes, the Company has not designated commodity and foreign currency derivative contracts as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note K – Financial Instruments and Risk Management (Continued)
hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Operations.
Commodity Price Risks
During the first quarter of 2023, the Company did not have any outstanding crude oil derivative contracts.
During the first quarter of 2022, the Company had crude oil swaps and collar contracts. Under the swaps contracts, which matured monthly, the Company paid the average monthly price in effect and received the fixed contract price on a notional amount of sales volume, thereby fixing the price for the commodity sold. Under the collar contracts, which also matured monthly, the Company purchased a put option and sold a call option with no net premiums paid to or received from counterparties. Upon maturity, collar contracts required payments by the Company if the NYMEX average closing price was above the ceiling price or payments to the Company if the NYMEX average closing price was below the floor price.
Foreign Currency Exchange Risks
The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. The Company had no foreign currency exchange derivatives outstanding at March 31, 2023 and 2022.
For the three-month periods ended March 31, 2023 and 2022, the gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)
(Thousands of dollars)	Statement of Operations Location	Three Months Ended March 31,
Type of Derivative Contract		2023	2022
Commodity swaps	Loss on derivative instruments	$–	$(156,359)
Commodity collars	Loss on derivative instruments	–	(164,418)
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
The carrying value of assets and liabilities recorded at fair value on a recurring basis at March 31, 2023 and December 31, 2022, are presented in the following table.

	March 31, 2023				December 31, 2022
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Nonqualified employee savings plan	15,069	–	–	15,069	15,135	–	–	15,135
	$15,069	$–	$–	$15,069	$15,135	$–	$–	$15,135
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
As of March 31, 2023, there were no outstanding commodity (WTI crude oil) swaps and collars contracts subject to fair value measurement.
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
In 2019, the Company acquired strategic deepwater Gulf of Mexico assets from LLOG Exploration Offshore L.L.C. and LLOG Bluewater Holdings, L.L.C. (LLOG). Under the terms of the transaction, in addition to the consideration paid, Murphy had an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note K – Financial Instruments and Risk Management (Continued)
obligation to pay additional contingent consideration of up to $200 million in the event that certain revenue thresholds were exceeded between 2019 and 2022; and $50 million following first oil from certain development projects. The revenue threshold was not exceeded for 2019 or 2020; however, the threshold was met in 2021 and 2022. The obligation period related to LLOG revenue-related contingent consideration ended in 2022, with final payments being made in the first half of 2023.
In 2018, the Company, through a subsidiary, acquired Gulf of Mexico producing assets from Petrobras America Inc. (PAI), a subsidiary of Petróleo Brasileiro S.A. Under the terms of the transaction, in addition to the consideration paid, Murphy had an obligation to pay additional contingent consideration of up to $150 million if certain price and production thresholds were exceeded beginning in 2019 through 2025; and $50 million carry for PAI development costs in the St. Malo Field if certain enhanced oil recovery projects are undertaken. The price and production thresholds were not exceeded for 2019 and 2020; however, the thresholds were met in 2021 and 2022. As of December 31, 2021, Murphy had completely funded the carried interest. As of December 31, 2022, the $150 million obligation limit was achieved.
As at March 31, 2023 and December 31, 2022, the Company’s liabilities with PAI and LLOG were based on realized inputs of volumes and pricing as a result of contractual thresholds or reaching time limitations which ended in 2022. As a result, the related liabilities as at March 31, 2023 and December 31, 2022, of $25.0 million and $192.7 million, respectively, were no longer subject to fair value measurement. The liability remaining is included in “Other accrued liabilities” in the Consolidated Balance Sheets. During the three months ended March 31, 2023, the Company paid a total of $171.7 million in contingent consideration payments, thereby reducing the liability balance. In the Consolidated Statement of Cash Flows, $124.0 million is shown in operating activities and $47.7 million is shown in financing activities. The remaining $25.0 million of contingent consideration liability at March 31, 2023, balance was paid in April 2023.
The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. There were no offsetting positions recorded at March 31, 2023 and December 31, 2022.
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at March 31, 2023 and December 31, 2022. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, all of which had fair values approximating carrying amounts. The fair value of current and long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has off-balance sheet exposures relating to certain letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	March 31,		December 31,
	2023		2022
(Thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Current and long-term debt	$(1,823,676)	(1,725,190)	$(1,823,139)	(1,668,216)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note L – Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at December 31, 2022 and March 31, 2023 and the changes during the three-month period ended March 31, 2023, are presented net of taxes in the following table.

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)	Retirement and Postretirement Benefit Plan Adjustments	Total
Balance at December 31, 2022	$(418,230)	$(116,456)	$(534,686)
Components of other comprehensive income (loss):
Before reclassifications to income	3,669	–	3,669
Reclassifications to income ¹	–	1,098	1,098
Net other comprehensive income (loss)	3,669	1,098	4,767
Balance at March 31, 2023	$(414,561)	$(115,358)	$(529,919)
1  Reclassifications before taxes of $1,334 thousand are included in the computation of net periodic benefit expense for the three-month period ended March 31, 2023. See Note G for additional information. Related income taxes of $236 thousand are included in Income tax expense (benefit) for the three-month period ended March 31, 2023.
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
Violation of federal or state environmental, health and safety laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and construction bans or delays. A discharge of hazardous substances into the environment could, to the extent such event is not adequately insured, subject the Company to substantial expense, including both the cost to comply with applicable regulations and claims by neighboring landowners and other third parties for any personal injury and property damage that might result. In addition, Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Pursuant to this item, the Company will be using a threshold of $1.0 million for such proceedings and the Company is not aware of environment legal proceedings likely to exceed this $1.0 million threshold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note M– Environmental and Other Contingencies (Continued)

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
Note N – Business Segments
Information about business segments and geographic operations is reported in the following table. For geographic purposes, revenues are attributed to the country in which the sale occurs. Corporate, including interest income, other gains and losses (including foreign exchange gains/losses and realized and unrealized gains/losses on commodity price derivatives), interest expense and unallocated overhead, is shown in the table to reconcile the business segments to consolidated totals. The Company has accounted for its former United Kingdom (U.K.) and U.S. refining and marketing operations as discontinued operations for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note N - Business Segments (Continued)

	Total Assets at March 31, 2023	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(Millions of dollars)		External Revenues	Income (Loss)	External Revenues	Income (Loss)
Exploration and production ¹
United States	$6,995.8	$682.3	$226.0	$707.4	$252.9
Canada	2,146.8	155.8	21.9	166.1	22.7
Other	234.5	3.6	(5.2)	–	(44.2)
Total exploration and production	9,377.1	841.7	242.7	873.5	231.4
Corporate	810.7	–	(28.7)	(320.5)	(296.3)
Continuing operations	10,187.8	841.7	214.0	553.0	(64.9)
Discontinued operations, net of tax	0.7	–	0.3	–	(0.6)
Total	$10,188.5	$841.7	$214.3	$553.0	$(65.5)
1  Additional details about results of oil and natural gas operations are presented in the table on page 22.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Summary
In the first quarter of 2023, crude oil and natural gas benchmark prices decreased compared to the same period of 2022. Prices were lower in the first quarter of 2023 as compared to the same period in 2022 principally due to concerns on the economy and potential recession, as well as short-term downward demand pressure related to global refinery outages resulting from maintenance activities in the first quarter of 2023.
Similar to the overall inflation in the wider economy, the oil and natural gas industry, and hence the Company, is observing higher costs for goods and services used in exploration and production operations. Murphy continues to manage input costs through its dedicated procurement department focused on managing supply chain and other costs.
For the three months ended March 31, 2023, West Texas Intermediate (WTI) crude oil prices averaged approximately $76.13 per barrel (compared to $94.29 in the first quarter of 2022 and $82.65 in the fourth quarter of 2022). The average price for WTI in March of 2023 was approximately $73.37 per barrel, reflecting a 32% reduction from March of 2022 and a 4% reduction from the average price from December of 2022. The average price in April 2023 was $79.44 per barrel. As of close on May 1, 2023, the NYMEX WTI forward curve prices for the remainder of 2023 and 2024 were $74.52 and $70.76 per barrel, respectively.
For the three months ended March 31, 2023, the Company produced 179.7 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations and invested $336.0 million in capital expenditures (on a value of work done basis). The Company reported net income from continuing operations of $214.0 million for the three months ended March 31, 2023; this amount includes income attributable to noncontrolling interest of $22.7 million and after-tax losses for the contingent consideration adjustments of $3.1 million.
For the three months ended March 31, 2022, the Company produced 149.9 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations. The Company invested $304.7 million in capital expenditures (on a value of work done basis) in the three months ended March 31, 2022. The Company reported a net loss from continuing operations of $64.9 million for the three months ended March 31, 2022. This amount included income attributable to noncontrolling interest of $47.9 million and after-tax losses on unrealized mark to market revaluations on commodity price derivative positions and contingent consideration adjustments of $148.9 million and $77.2 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Results of Operations (Continued)
Results of Operations
Murphy’s income (loss) by type of business is presented below.

	Income (Loss)
	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Exploration and production	$242.7	$231.4
Corporate and other	(28.7)	(296.3)
Income (loss) from continuing operations	$214.0	(64.9)
Discontinued operations ¹	0.3	(0.6)
Net income (loss) including noncontrolling interest	$214.3	$(65.5)
1 The Company has presented its former U.K. and U.S. refining and marketing operations as discontinued operations in its consolidated financial statements.
Exploration and Production
Results of E&P continuing operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Exploration and production
United States	$226.0	$252.9
Canada	21.9	22.7
Other	(5.2)	(44.2)
Total	$242.7	$231.4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Results of Operations (Continued)

Other key performance metrics
The Company uses other operational performance and income metrics to review operational performance. The table below presents Earnings before interest, taxes, depreciation and amortization (EBITDA) and Adjusted EBITDA. Management uses EBITDA and Adjusted EBITDA internally to evaluate the Company’s operational performance and trends between periods and relative to its industry competitors. EBITDA and Adjusted EBITDA are non-GAAP financial measures and should not be considered a substitute for Net income (loss) or Cash provided by operating activities as determined in accordance with GAAP. Also presented below is Adjusted EBITDA per barrel of oil equivalent sold. Management uses Adjusted EBITDA per barrel of oil equivalent sold to evaluate the Company’s profitability of one barrel of oil equivalent sold in the period. Adjusted EBITDA per barrel of oil equivalent sold is a non-GAAP financial metric.

	Three Months Ended March 31,
(Millions of dollars, except per barrel of oil equivalents sold)	2023	2022
Net income (loss) attributable to Murphy (GAAP)	$191.6	$(113.3)
Income tax expense (benefit)	53.8	(17.0)
Interest expense, net	28.9	37.3
Depreciation, depletion and amortization expense ¹	189.3	156.6
EBITDA attributable to Murphy (Non-GAAP)	463.6	63.6
Accretion of asset retirement obligations ¹	9.9	10.5
Mark-to-market loss on contingent consideration	3.9	98.1
Foreign exchange loss	0.4	–
Discontinued operations (income) loss	(0.3)	0.6
Mark-to-market loss on derivative instruments	–	188.5
Adjusted EBITDA attributable to Murphy (Non-GAAP)	$477.5	$361.3

Total barrels of oil equivalents sold from continuing operations attributable to Murphy (thousands of barrels)	15,541	12,565

Net income (loss) attributable to Murphy per barrel of oil equivalents sold	$12.33	$(9.02)
Adjusted EBITDA per barrel of oil equivalents sold (Non-GAAP)	$30.72	$28.75
1  Depreciation, depletion, and amortization expense and accretion of asset retirement obligations used in the computation of Adjusted EBITDA exclude the portion attributable to the non-controlling interest (NCI).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Results of Operations (Continued)

OIL AND GAS OPERATING RESULTS – THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Millions of dollars)	United States [1]	Canada	Other	Total
Three Months Ended March 31, 2023
Oil and gas sales and other operating revenues	$682.3	$112.1	$3.6	$798.0
Sales of purchased natural gas	–	43.7	–	43.7
Lease operating expenses	162.6	36.8	0.6	200.0
Severance and ad valorem taxes	11.1	0.3	–	11.4
Transportation, gathering and processing	37.4	16.5	–	53.9
Costs of purchased natural gas	–	32.3	–	32.3
Depreciation, depletion and amortization	160.3	31.6	0.9	192.8
Accretion of asset retirement obligations	9.1	1.9	0.1	11.1
Exploration expenses
Dry holes and previously suspended exploration costs	(0.2)	–	1.1	0.9
Geological and geophysical	0.3	–	0.5	0.8
Other exploration	1.6	0.1	4.2	5.9
	1.7	0.1	5.8	7.6
Undeveloped lease amortization	2.0	0.1	0.6	2.7
Total exploration expenses	3.7	0.2	6.4	10.3
Selling and general expenses	6.4	2.3	0.2	8.9
Other	9.4	4.4	(0.2)	13.6
Results of operations before taxes	282.3	29.5	(4.4)	307.4
Income tax provisions	56.3	7.6	0.8	64.7
Results of operations (excluding Corporate segment)	$226.0	$21.9	$(5.2)	$242.7

Three months ended March 31, 2022
Oil and gas sales and other operating revenues	$707.4	$129.3	–	$836.7
Sales of purchased natural gas	–	36.8	–	36.8
Lease operating expenses	99.9	36.9	–	136.8
Severance and ad valorem taxes	14.2	0.4	–	14.6
Transportation, gathering and processing	29.2	17.7	–	46.9
Costs of purchased natural gas	–	33.7	–	33.7
Depreciation, depletion and amortization	126.5	34.2	0.1	160.8
Accretion of asset retirement obligations	9.4	2.5	–	11.9
Exploration expenses
Dry holes and previously suspended exploration costs	–	–	32.8	32.8
Geological and geophysical	2.6	–	0.2	2.8
Other exploration	1.5	0.1	6.1	7.7
	4.1	0.1	39.1	43.3
Undeveloped lease amortization	2.4	0.1	1.8	4.3
Total exploration expenses	6.5	0.2	40.9	47.6
Selling and general expenses	8.3	5.1	2.4	15.8
Other	102.8	5.1	0.4	108.3
Results of operations before taxes	310.6	30.3	(43.8)	297.1
Income tax provisions (benefits)	57.7	7.6	0.4	65.7
Results of operations (excluding Corporate segment)	$252.9	$22.7	$(44.2)	$231.4
1  Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Results of Operations (Continued)

Exploration and Production
First quarter 2023 vs. 2022
All amounts include amount attributable to a noncontrolling interest in MP GOM, unless otherwise noted.
U.S. E&P operations reported earnings of $226.0 million in the first quarter of 2023 compared to earnings of $252.9 million in the first quarter of 2022. Results were $26.9 million unfavorable in the 2023 period compared to the 2022 period primarily due to lower revenues ($25.1 million), higher lease operating expenses ($62.7 million) and higher depreciation, depletion and amortization expense (DD&A) ($33.8 million), partially offset by lower other operating expense ($93.4 million). Lower revenues were primarily due to lower realized prices, partially offset by higher sales volumes from the Gulf of Mexico primarily related to new wells from the Khaleesi, Mormont and Samurai development project. Higher lease operating expenses were primarily due to increased production volumes and additional costs associated with workover and maintenance from the Gulf of Mexico operations. Higher DD&A was primarily the result of higher production volumes from the Gulf of Mexico, partially offset by lower volumes at Eagle Ford Shale. Lower other operating expense was due to a lower unfavorable contingent consideration adjustment of $3.9 million in 2023 (2022: $98.1 million) as a result of meeting contractual thresholds or reaching time limitations that ended in 2022 (see Note K).
Canadian E&P operations reported earnings of $21.9 million in the first quarter of 2023 compared to earnings of $22.7 million in the first quarter of 2022. Results were unfavorable $0.8 million compared to the 2022 period primarily due to lower revenues ($10.3 million), partially offset by lower selling and general expense (G&A) ($2.8 million) and lower DD&A ($2.6 million). Lower revenues were due to lower pricing and sales volumes at Kaybob Duvernay and Hibernia, partially offset by higher natural gas production volumes and pricing at Tupper Montney. Lower G&A was primarily due to lower incentive expenses in the current year. Lower DD&A was the result of lower production volumes at Kaybob Duvernay, partially offset by higher production volumes at Tupper Montney.
Other international E&P operations reported a loss from continuing operations of $5.2 million in the first quarter of 2023 compared to a loss of $44.2 million in the first quarter of 2022. The result was $39.0 million favorable in the 2023 period versus the 2022 period primarily due to lower exploration expenses ($34.5 million) mainly resulting from lower dry hole costs in the current period and higher revenues from Brunei ($3.6 million).

Corporate
First quarter 2023 vs. 2022
Corporate activities, which include interest expense and income, foreign exchange effects, realized and unrealized gains/losses on derivative instruments (forward swaps and collars to hedge the price of oil sold) and corporate overhead not allocated to Exploration and Production, reported a loss of $28.7 million in the first quarter of 2023 compared to a loss of $296.3 million in same period of 2022. The $267.6 million favorable variance was principally due to no current period losses on derivative instruments in the first quarter of 2023 compared to a loss for the same period in 2022 of $320.8 million. Realized and unrealized losses on derivative instruments are due to an increase in market pricing in future periods whereby the swap contracts provide the Company with a fixed price and the collar contracts provide for a minimum (floor) and a maximum (ceiling) price, with variability in between the floor and ceiling. During the first quarter of 2023 and as of March 31, 2023, the Company did not enter into or have any fixed price derivative swaps or collar contracts outstanding. Favorable variances were also recorded due to lower interest expense resulting from overall lower debt levels ($8.4 million) and favorable G&A primarily due to lower current period incentive related expenses ($8.4 million), partially offset by lower income tax benefit ($72.0 million). Lower income tax benefit was a result of lower pre-tax losses.

Production Volumes and Prices
First quarter 2023 vs. 2022
Total hydrocarbon production from continuing operations averaged 179,745 barrels of oil equivalent per day in the first quarter of 2023, which was 20% higher than the 149,854 barrels per day produced in first quarter of 2022. The increase in production was principally due to increased production from the Gulf of Mexico primarily attributable to the Khaleesi, Mormont and Samurai field development project starting production in Q2 2022 as well as higher production from Canada Onshore, related primarily to new wells at Tupper Montney.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Results of Operations (Continued)

Average crude oil and condensate production from continuing operations was 100,987 barrels per day in the first quarter of 2023 compared to 83,560 barrels per day in the first quarter of 2022. The increase of 17,427 barrels per day was associated with higher volumes in the Gulf of Mexico (20,446 barrels per day) principally due to production from the Khaleesi, Mormont, Samurai field development project, that started production in the second quarter of 2022. In addition, Canada production was lower (1,959 barrels per day) primarily attributable to Kaybob Duvernay well decline and lower production volumes at Hibernia, due to higher operational downtime. Eagle Ford Shale production was lower (1,053 barrels per day) due to normal well decline primarily at Tilden. On a worldwide basis, the Company’s crude oil and condensate prices averaged $73.80 per barrel in the first quarter of 2023 compared to $95.17 per barrel in the same period of 2022 period, representing a decrease of 22%.
Total production of natural gas liquids (NGL) from continuing operations was 11,325 barrels per day in the first quarter of 2023 compared to 9,342 barrels per day in the first quarter of 2022. The increase of 1,983 barrels per day was associated with higher volumes in the Gulf of Mexico principally due to production from the Khaleesi, Mormont, Samurai field development project that had not yet started producing in the first quarter of 2022. The average sales price for U.S. NGL was $24.23 per barrel in the first quarter of 2023 compared to $40.76 per barrel in the same period of 2022. The average sales price for NGL in Canada was $46.59 per barrel in the first quarter of 2023 compared to $55.02 per barrel in the same period of 2022. NGL prices are higher in Canada due to the higher value of the product at the Kaybob Duvernay and Placid Montney assets.
Natural gas production volumes from continuing operations averaged 404.6 million cubic feet per day (MMCFD) in the first quarter of 2023 compared to 341.7 MMCFD in the first quarter 2022. The increase of 62.9 MMCFD was a result of higher volumes in Canada (46.9 MMCFD) as well as higher volumes in the Gulf of Mexico (19.1 MMCFD). Higher natural gas volumes in Canada are primarily due to bringing online 25 new wells at Tupper Montney since the first quarter of 2022, partially offset by normalized royalty rates in the first quarter of 2023. Royalty rates in the first quarter of 2022 were lower due to royalty infrastructure credits received. The higher natural gas volumes in the Gulf of Mexico primarily related to increased production from the Khaleesi, Mormont, Samurai field development project as production began during the second quarter of 2022. Natural gas prices for the total Company averaged $2.68 per thousand cubic feet (MCF) in the first quarter of 2023, versus $3.13 per MCF average in the same period of 2022. Average natural gas prices in the U.S. and in Canada for the first quarters of 2023 and 2022 were $3.08 and $2.55 per MCF, respectively.
Additional details about results of oil and natural gas operations are presented in the tables on page 25.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Results of Operations (Continued)

The following table contains hydrocarbons produced during the three-month periods ended March 31, 2023 and 2022.

		Three Months Ended March 31,
(Barrels per day unless otherwise noted)		2023	2022
Net crude oil and condensate
United States	Onshore	19,277	20,330
	Gulf of Mexico [1]	75,699	55,253
Canada	Onshore	3,283	4,380
	Offshore	2,459	3,321
Other		269	276
Total net crude oil and condensate - continuing operations		100,987	83,560
Net natural gas liquids
United States	Onshore	4,157	4,833
	Gulf of Mexico [1]	6,342	3,526
Canada	Onshore	826	983
Total net natural gas liquids - continuing operations		11,325	9,342
Net natural gas – thousands of cubic feet per day
United States	Onshore	24,160	27,361
	Gulf of Mexico [1]	75,203	56,058
Canada	Onshore	305,232	258,291
Total net natural gas - continuing operations		404,595	341,710
Total net hydrocarbons - continuing operations including NCI [2,3]		179,745	149,854
Noncontrolling interest
Net crude oil and condensate – barrels per day		(6,613)	(8,128)
Net natural gas liquids – barrels per day		(232)	(287)
Net natural gas – thousands of cubic feet per day		(2,354)	(2,590)
Total noncontrolling interest [3]		(7,237)	(8,847)
Total net hydrocarbons - continuing operations excluding NCI [2,3]		172,508	141,007
1 Includes net volumes attributable to a noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1.
3 NCI – noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Results of Operations (Continued)

The following table contains the weighted average sales prices excluding transportation cost deduction for the three-month periods ended March 31, 2023 and 2022.

		Three Months Ended March 31,
		2023	2022
(Weighted average Exploration and Production sales prices)
Continuing operations
Crude oil and condensate – dollars per barrel
United States	Onshore	$74.98	$93.87
	Gulf of Mexico [1]	73.27	95.02
Canada [2]	Onshore	74.29	93.09
	Offshore	77.93	110.66
Other		89.05	–
Natural gas liquids – dollars per barrel
United States	Onshore	22.11	38.32
	Gulf of Mexico [1]	25.63	44.05
Canada [2]	Onshore	46.59	55.02
Natural gas – dollars per thousand cubic feet
United States	Onshore	2.51	4.61
	Gulf of Mexico [1]	3.27	5.19
Canada [2]	Onshore	2.55	2.52
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
Cash Provided by Operating Activities
Net cash provided by continuing operating activities was $279.8 million for the three months ended March 31, 2023 compared to $338.3 million during the same period in 2022. The decreased cash from operating activities of $58.5 million was primarily attributable to payments of contingent consideration related to prior Gulf of Mexico acquisition in the first quarter of 2023 ($124.0 million), lower revenue from production ($38.3 million), and higher lease operating expenses ($63.2 million), offset by lower realized losses on derivative instruments ($132.3 million), lower G&A ($15.2 million) and the timing of working capital settlements ($5.9 million). Payments of contingent consideration are shown both in operating activities and financing activities in the Company’s Consolidated Statement of Cash Flows; amounts considered as financing activities are those amounts paid up to the original estimated contingent consideration liability included in the purchase price allocation, at the time of acquisition. Any contingent consideration paid above the original estimated liability, included in the purchase price, are considered operating activities. During the three months ended March 31, 2023, the Company paid a total of $171.7 million in contingent consideration, of which $124.0 million is shown in operating activities and $47.7 million is shown in financing activities. The remaining $25.0 million contingent consideration liability balance as of March 31, 2023, was paid in April 2023.
Cash Required by Investing Activities
Net cash required by investing activities, including amount expensed, was $345.3 million for the three months ended March 31, 2023 compared to $244.9 million during the same period in 2022.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Financial Condition (Continued)

Total accrual basis capital expenditures are shown below.

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Capital Expenditures
Exploration and production	$329.7	$299.4
Corporate	6.3	5.3
Total capital expenditures	$336.0	$304.7
A reconciliation of “Property additions and dry hole costs” in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Property additions and dry hole costs per cash flow statements	$345.3	$244.9
Geophysical and other exploration expenses	4.9	9.4
Capital expenditure accrual changes and other	(14.2)	50.4
Total capital expenditures	$336.0	$304.7
The increase in capital expenditures in the exploration and production business in three months ended March 31, 2023 compared to the same period in 2022 was primarily attributable to development drilling activities at Eagle Ford Shale assets, development drilling at Samurai and St. Malo fields and Oso exploration drilling at Other Offshore. In the first quarter of 2023, drilling of the Oso well was temporarily suspended prior to reaching the objective. The Company plans to return to the well in the third quarter of 2023.
Cash Required by Financing Activities
Net cash required by financing activities was $114.7 million for the three months ended March 31, 2023 compared to $133.9 million during the same period in 2022. In 2023, the cash used in financing activities was principally for the payment of contingent consideration related to prior Gulf of Mexico acquisitions ($47.7 million) as discussed the “Cash Required by Operating Activities” section, cash dividends to shareholders of $0.275 per share ($42.9 million) and distributions to the non-controlling interest in the Gulf of Mexico ($9.7 million). Subsequent to quarter end, the Company declared a quarterly cash dividend of $0.275 per share, or $1.10 per share on an annualized basis.
As of March 31, 2023 and in the event it is required to fund investing activities from borrowings, the Company has $769.7 million available on its committed RCF.
Working Capital
As of March 31, 2023, working capital (total current assets less total current liabilities) amounted to a net working capital liability of $226.2 million, $59.3 million lower than December 31, 2022, with the favorable decrease primarily attributable to lower other accrued liabilities ($225.5 million) and lower accounts payable ($26.9 million), partially offset by a lower cash balance ($179.6 million) and higher operating lease liabilities ($19.0 million). Lower accrued liabilities are primarily due to payments made for contingent consideration obligation from prior Gulf of Mexico acquisitions and incentive payments made in the first quarter of 2023. Lower accounts payable was primarily due to the decrease in unrealized losses on derivative instruments (commodity price swaps and collars), as there were no commodity derivative instrument contracts outstanding during the first quarter of 2023. Higher current operating lease liabilities are associated with scheduled rate increases for a drilling vessel resulting in additional amounts being reclassified from long-term to current operating lease liabilities.
Capital Employed
At March 31, 2023, long-term debt of $1,823.0 million had increased by $0.5 million compared to December 31, 2022, primarily as a result of normal debt issuance cost amortization. The total of the fixed-rate notes had a weighted average maturity of 7.5 years and a weighted average coupon of 6.2%.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Financial Condition (Continued)

A summary of capital employed at March 31, 2023 and December 31, 2022 follows.

	March 31, 2023		December 31, 2022
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$1,823.0	26.2%	$1,822.4	26.7%
Murphy shareholders' equity	5,137.6	73.8%	4,994.8	73.3%
Total capital employed	$6,960.5	100.0%	$6,817.2	100.0%
Cash and invested cash are maintained in several operating locations outside the U.S. As of March 31, 2023, cash and cash equivalents held outside the U.S. included U.S. dollar equivalents of approximately $100.0 million, the majority of which was held in Canada ($49.2 million), U.K. ($13.1 million), Mexico ($10.9 million) and Brunei ($10.3 million). In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods. Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S.
Accounting changes and recent accounting pronouncements – see Note B to the Consolidated Financial Statements

Outlook
As discussed in the Summary section on page 19, several factors have contributed to a lower average crude oil price during the first quarter of 2023, which directly impacts the Company’s product revenue from sales (Q1 2023 $76.13; Q4 2022 $82.65; Q1 2022 $94.29 ). As of close on May 1, 2023, the NYMEX WTI forward curve prices for the remainder of 2023 and 2024 were lower at $74.52 and $70.76 per barrel, respectively; however, we cannot predict what impact economic factors (including inflation, the Russia/Ukraine conflict and possible economic recession) may have on future commodity pricing. Lower prices, should they occur, will result in lower profits and operating cash-flows. For the second quarter of 2023, production is expected to average between 173.0 and 181.0 MBOEPD, excluding noncontrolling interest.
The Company’s capital expenditure spend for 2023 is expected to be between $875.0 million and $1,025.0 million, excluding noncontrolling interest. Capital and other expenditures are routinely reviewed and planned capital expenditures may be adjusted to reflect differences between budgeted and forecast cash flow during the year. Capital expenditures may also be affected by asset purchases or sales, which often are not anticipated at the time a budget is prepared. The Company will primarily fund its capital program in 2023 using operating cash flow and available cash. If oil and/or natural gas prices weaken, actual cash flow generated from operations could be reduced such that capital spending reductions are required and/or borrowings under available credit facilities might be required during the year to maintain funding of the Company’s ongoing development projects.
The Company plans to utilize surplus cash (not planned to be used by operations, investing activities, dividends or payment to noncontrolling interests) in accordance with the Company’s capital allocation framework. Details of the framework can be found in the “Capital Allocation Framework” section of the Company’s Form 8-K filed on August 4, 2022.
The Company continues to monitor the impact of commodity prices on its financial position and is currently in compliance with the covenants related to the RCF (see Note E).
As of May 1, 2023, the Company has entered into forward fixed-price delivery contracts to manage risk associated with certain future oil and natural gas sales prices as follows:

			Volumes (MMcf/d)	Price/Mcf	Remaining Period
Area	Commodity	Type			Start Date	End Date
Canada	Natural Gas	Fixed price forward sales	250	C$2.35	4/1/2023	12/31/2023
Canada	Natural Gas	Fixed price forward sales	162	C$2.39	1/1/2024	12/31/2024
Canada	Natural Gas	Fixed price forward sales	25	US$1.98	4/1/2023	10/31/2024
Canada	Natural Gas	Fixed price forward sales	15	US$1.98	11/1/2024	12/31/2024

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified through the inclusion of words such as “aim”, “anticipate”, “believe”, “drive”, “estimate”, “expect”, “expressed confidence”, “forecast”, “future”, “goal”, “guidance”, “intend”, “may”, “objective”, “outlook”, “plan”, “position”, “potential”, “project”, “seek”, “should”, “strategy”, “target”, “will” or variations of such words and other similar expressions. These statements, which express management’s current views concerning future events, results and plans, are subject to inherent risks, uncertainties and assumptions (many of which are beyond our control) and are not guarantees of performance. In particular, statements, express or implied, concerning the Company’s future operating results or activities and returns or the Company's ability and decisions to replace or increase reserves, increase production, generate returns and rates of return, replace or increase drilling locations, reduce or otherwise control operating costs and expenditures, generate cash flows, pay down or refinance indebtedness, achieve, reach or otherwise meet initiatives, plans, goals, ambitions or targets with respect to emissions, safety matters or other ESG (environmental/social/governance) matters, or pay and/or increase dividends or make share repurchases and other capital allocation decisions are forward-looking statements. Factors that could cause one or more of these future events, results or plans not to occur as implied by any forward-looking statement, which consequently could cause actual results or activities to differ materially from the expectations expressed or implied by such forward-looking statements, include, but are not limited to: macro conditions in the oil and gas industry, including supply/demand levels, actions taken by major oil exporters and the resulting impacts on commodity prices; increased volatility or deterioration in the success rate of our exploration programs or in our ability to maintain production rates and replace reserves; reduced customer demand for our products due to environmental, regulatory, technological or other reasons; adverse foreign exchange movements; political and regulatory instability in the markets where we do business; the impact on our operations or market of health pandemics such as COVID-19 and related government responses; other natural hazards impacting our operations or markets; any other deterioration in our business, markets or prospects; any failure to obtain necessary regulatory approvals; any inability to service or refinance our outstanding debt or to access debt markets at acceptable prices; or adverse developments in the U.S. or global capital markets, credit markets, banking system or economies in general. For further discussion of factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement, see “Risk Factors” in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) and on page 31 of this Form 10-Q report, and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K that we file, available from the SEC’s website and from Murphy Oil Corporation’s website at http://ir.murphyoilcorp.com. Investors and others should note that we may announce material information using SEC filings, press releases, public conference calls, webcasts and the investors page of our website. We may use these channels to distribute material information about the Company; therefore, we encourage investors, the media, business partners and others interested in the Company to review the information we post on our website. The information on our website is not part of, and is not incorporated into, this report. Murphy Oil Corporation undertakes no duty to publicly update or revise any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risks associated with interest rates, prices of crude oil, natural gas and petroleum products, and foreign currency exchange rates. As described in Note K to this Form 10-Q report, Murphy, at times, makes use of derivative financial and commodity instruments to manage risks associated with existing or anticipated transactions.
There were no derivative commodity contracts in place at March 31, 2023.
There were no derivative foreign exchange contracts in place at March 31, 2023.
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
During the quarter ended March 31, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The Company’s operations in the oil and natural gas business naturally lead to various risks and uncertainties. These risk factors are discussed in Item 1A Risk Factors in its 2022 Form 10-K filed on February 27, 2023. The Company has not identified any additional risk factors not previously disclosed in its 2022 Form 10-K report.
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
May 3, 2023
(Date)

EXHIBIT INDEX
The following is an index of exhibits that are hereby filed as indicated by asterisk (*), that are considered furnished rather than filed, or that are incorporated by reference. Exhibits other than those listed have been omitted since they are either not required or not applicable.

Exhibit No.

*31.1	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	Inline XBRL Instance Document
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).