Form 10-Q
period 2023-06-30
MURPHY OIL CORP
filed 2023-08-03
CIK 717423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Number of shares of Common Stock, $1.00 par value, outstanding at July 31, 2023 was 156,155,341.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Thousands of dollars, except share amounts)	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$369,355	$491,963
Accounts receivable, net	409,989	391,152
Inventories	62,450	54,513
Prepaid expenses	27,354	34,697
Total current assets	869,148	972,325
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $12,984,567 in 2023 and $12,489,970 in 2022	8,426,045	8,228,016
Operating lease assets	867,353	946,406
Deferred income taxes	40,678	117,889
Deferred charges and other assets	46,306	44,316
Total assets	$10,249,530	$10,308,952
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt, finance lease	$705	$687
Accounts payable	584,107	543,786
Income taxes payable	23,539	26,544
Other taxes payable	32,091	22,819
Operating lease liabilities	258,278	220,413
Other accrued liabilities	135,788	443,585
Total current liabilities	1,034,508	1,257,834
Long-term debt, including finance lease obligation	1,823,521	1,822,452
Asset retirement obligations	843,328	817,268
Deferred credits and other liabilities	299,089	304,948
Non-current operating lease liabilities	624,736	742,654
Deferred income taxes	235,665	214,903
Total liabilities	$4,860,847	$5,160,059
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	$–	$–
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares in 2023 and 195,100,628 shares in 2022	195,101	195,101
Capital in excess of par value	861,951	893,578
Retained earnings	6,259,561	6,055,498
Accumulated other comprehensive loss	(495,783)	(534,686)
Treasury stock	(1,586,522)	(1,614,717)
Murphy Shareholders' Equity	5,234,308	4,994,774
Noncontrolling interest	154,375	154,119
Total equity	5,388,683	5,148,893
Total liabilities and equity	$10,249,530	$10,308,952

See Notes to Consolidated Financial Statements, page 7.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars, except per share amounts)	2023	2022	2023	2022
Revenues and other income
Revenue from production	$799,836	$1,146,299	$1,596,067	$1,980,827
Sales of purchased natural gas	13,014	49,939	56,751	86,785
Total revenue from sales to customers	812,850	1,196,238	1,652,818	2,067,612
Loss on derivative instruments	–	(103,068)	–	(423,845)
Gain on sale of assets and other income	1,738	7,887	3,486	10,251
Total revenues and other income	814,588	1,101,057	1,656,304	1,654,018
Costs and expenses
Lease operating expenses	194,292	147,352	394,276	284,177
Severance and ad valorem taxes	12,765	17,565	24,205	32,200
Transportation, gathering and processing	59,868	49,948	113,790	96,871
Costs of purchased natural gas	9,657	47,971	41,926	81,636
Exploration expenses, including undeveloped lease amortization	115,793	15,151	125,975	62,717
Selling and general expenses	25,345	27,130	43,653	60,659
Depreciation, depletion and amortization	215,667	195,856	411,337	359,980
Accretion of asset retirement obligations	11,364	11,563	22,521	23,439
Other operating expense	4,960	36,913	16,948	142,855
Total costs and expenses	649,711	549,449	1,194,631	1,144,534
Operating income from continuing operations	164,877	551,608	461,673	509,484
Other income (loss)
Other (expenses) income	(7,694)	5,308	(7,767)	2,813
Interest expense, net	(29,856)	(41,385)	(58,711)	(78,662)
Total other loss	(37,550)	(36,077)	(66,478)	(75,849)
Income from continuing operations before income taxes	127,327	515,531	395,195	433,635
Income tax expense	34,870	105,084	88,703	88,123
Income from continuing operations	92,457	410,447	306,492	345,512
Loss from discontinued operations, net of income taxes	(602)	(943)	(323)	(1,494)
Net income including noncontrolling interest	91,855	409,504	306,169	344,018
Less: Net (loss) income attributable to noncontrolling interest	(6,431)	58,947	16,239	106,797
NET INCOME ATTRIBUTABLE TO MURPHY	$98,286	$350,557	$289,930	$237,221
INCOME PER COMMON SHARE – BASIC
Continuing operations	$0.63	2.27	$1.86	$1.54
Discontinued operations	–	(0.01)	–	(0.01)
Net income	$0.63	2.26	$1.86	$1.53
INCOME (LOSS) PER COMMON SHARE – DILUTED
Continuing operations	$0.62	$2.24	$1.84	$1.51
Discontinued operations	–	(0.01)	–	(0.01)
Net income	$0.62	$2.23	$1.84	$1.50
Cash dividends per common share	$0.275	$0.175	$0.550	$0.325
Average common shares outstanding (thousands)
Basic	156,127	155,389	155,976	155,121
Diluted	157,299	157,455	157,308	157,852
See Notes to Consolidated Financial Statements, page 7.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2023	2022	2023	2022
Net income including noncontrolling interest	$91,855	$409,504	$306,169	$344,018
Other comprehensive (loss) income, net of tax
Net gain (loss) from foreign currency translation	33,083	(51,545)	36,752	(33,525)
Retirement and postretirement benefit plans	1,053	3,173	2,151	6,509
Other comprehensive (loss) income	34,136	(48,372)	38,903	(27,016)
Comprehensive income (loss) including noncontrolling interest	$125,991	$361,132	$345,072	$317,002
Less: Comprehensive income attributable to noncontrolling interest	(6,431)	58,947	16,239	106,797
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO MURPHY	$132,422	$302,185	$328,833	$210,205

See Notes to Consolidated Financial Statements, page 7.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(Thousands of dollars)	2023	2022
Operating Activities
Net income including noncontrolling interest	$306,169	$344,018
Adjustments to reconcile net income to net cash provided by continuing operations activities
Loss from discontinued operations	323	1,494
Depreciation, depletion and amortization	411,337	359,980
Unsuccessful exploration well costs and previously suspended exploration costs	96,533	34,102
Amortization of undeveloped leases	5,369	7,980
Accretion of asset retirement obligations	22,521	23,439
Deferred income tax expense	92,557	66,691
Contingent consideration payment	(139,574)	–
Mark to market loss on contingent consideration	7,113	129,818
Mark to market loss on derivative instruments	–	100,343
Long-term non-cash compensation	22,076	40,467
Gain from sale of assets	–	(35)
Net increase in noncash working capital	(15,340)	(121,598)
Other operating activities, net	(59,417)	(27,458)
Net cash provided by continuing operations activities	749,667	959,241
Investing Activities
Property additions and dry hole costs	(694,753)	(552,825)
Acquisition of oil and natural gas properties	–	(46,491)
Proceeds from sales of property, plant and equipment	–	47
Net cash required by investing activities	(694,753)	(599,269)
Financing Activities
Borrowings on revolving credit facility	200,000	100,000
Repayment of revolving credit facility	(200,000)	(100,000)
Retirement of debt	–	(200,000)
Early redemption of debt cost	–	(3,438)
Distributions to noncontrolling interest	(15,983)	(94,854)
Contingent consideration payment	(60,243)	(81,742)
Cash dividends paid	(85,867)	(50,491)
Withholding tax on stock-based incentive awards	(14,220)	(16,697)
Capital lease obligation payments	(296)	(320)
Issue costs of debt facility	(20)	–
Net cash required by financing activities	(176,629)	(447,542)
Effect of exchange rate changes on cash and cash equivalents	(893)	(1,595)
Net decrease in cash and cash equivalents	(122,608)	(89,165)
Cash and cash equivalents at beginning of period	491,963	521,184
Cash and cash equivalents at end of period	$369,355	$432,019

See Notes to Consolidated Financial Statements, page 7.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars except number of shares)	2023	2022	2023	2022
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	$–	$–	$–	$–
Common Stock – par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares at June 30, 2023 and 195,100,628 shares at June 30, 2022
Balance at beginning and end of period	195,101	195,101	195,101	195,101
Capital in Excess of Par Value
Balance at beginning of period	857,000	880,537	893,578	926,698
Restricted stock transactions and other	(2,321)	(3,415)	(42,415)	(55,804)
Share-based compensation	7,272	6,246	10,788	12,474
Balance at end of period	861,951	883,368	861,951	883,368
Retained Earnings
Balance at beginning of period	6,204,217	5,082,034	6,055,498	5,218,670
Net income attributable to Murphy	98,286	350,557	289,930	237,221
Cash dividends paid	(42,942)	(27,191)	(85,867)	(50,491)
Balance at end of period	6,259,561	5,405,400	6,259,561	5,405,400
Accumulated Other Comprehensive Loss
Balance at beginning of period	(529,919)	(506,355)	(534,686)	(527,711)
Foreign currency translation (loss) gain, net of income taxes	33,083	(51,545)	36,752	(33,525)
Retirement and postretirement benefit plans, net of income taxes	1,053	3,173	2,151	6,509
Balance at end of period	(495,783)	(554,727)	(495,783)	(554,727)
Treasury Stock
Balance at beginning of period	(1,588,841)	(1,618,478)	(1,614,717)	(1,655,447)
Awarded restricted stock, net of forfeitures	2,319	2,138	28,195	39,107
Balance at end of period – 38,945,622 shares of Common Stock in 2023 and 39,677,584 shares of Common Stock in 2022, at cost	(1,586,522)	(1,616,340)	(1,586,522)	(1,616,340)
Murphy Shareholders’ Equity	5,234,308	4,312,802	5,234,308	4,312,802
Noncontrolling Interest
Balance at beginning of period	167,110	171,451	154,119	163,485
Net income attributable to noncontrolling interest	(6,431)	58,947	16,239	106,797
Distributions to noncontrolling interest owners	(6,304)	(54,970)	(15,983)	(94,854)
Balance at end of period	154,375	175,428	154,375	175,428
Total Equity	$5,388,683	$4,488,230	$5,388,683	$4,488,230

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
In connection with the LLOG Exploration Offshore L.L.C. and LLOG Bluewater Holdings, L.L.C. (LLOG) acquisition, we hold a 0.5% interest in two variable interest entities (VIEs), Delta House Oil and Gas Lateral LLC and Delta House Floating Production System (FPS) LLC (collectively Delta House). These VIEs have not been consolidated as Murphy is not considered the primary beneficiary. These non-consolidated VIEs are not material to our financial position or results of operations. As of June 30, 2023, our maximum exposure to loss was $3.1 million (excluding operational impacts), which represents our net investment in Delta House. We have not provided any financial support to Delta House other than amounts previously required by our membership interest.
INTERIM FINANCIAL STATEMENTS – In the opinion of Murphy’s management, the unaudited financial statements presented herein include all accruals necessary to present fairly the Company’s financial position at June 30, 2023 and December 31, 2022, and the results of operations, statements of operations, cash flows and changes in stockholders’ equity for the interim periods ended June 30, 2023 and 2022, in conformity with U.S generally accepted accounting principles (GAAP). In preparing the financial statements of the Company in conformity with GAAP, management has made a number of estimates and assumptions that affect the reporting of amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.
Consolidated financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2022 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three-month and six-month periods ended June 30, 2023 are not necessarily indicative of future results.

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
For the three-month periods ended June 30, 2023, and 2022, the Company recognized $812.9 million and $1,196.2 million, respectively, from total revenue from sales to customers, from sales of oil, natural gas liquids and natural gas.
For the six-month periods ended June 30, 2023, and 2022, the Company recognized $1,652.8 million and $2,067.6 million, respectively, from total revenue from sales to customers, from sales of oil, natural gas liquids and natural gas.

		Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)		2023	2022	2023	2022
Net crude oil and condensate revenue
United States	Onshore	$177,085	$264,841	$307,166	$436,537
	Offshore	480,841	612,526	981,151	1,078,147
Canada	Onshore	19,306	40,417	41,258	77,114
	Offshore	24,871	38,354	41,001	67,186
Other		–	13,636	3,644	13,636
Total crude oil and condensate revenue		702,103	969,774	1,374,220	1,672,620

Net natural gas liquids revenue
United States	Onshore	6,540	18,062	14,810	34,747
	Offshore	11,541	18,093	26,170	32,072
Canada	Onshore	1,517	5,001	4,980	9,868
Total natural gas liquids revenue		19,598	41,156	45,960	76,687

Net natural gas revenue
United States	Onshore	4,138	19,034	9,588	30,403
	Offshore	14,802	43,567	36,934	69,768
Canada	Onshore	59,195	72,768	129,365	131,349
Total natural gas revenue		78,135	135,369	175,887	231,520
Revenue from production		799,836	1,146,299	1,596,067	1,980,827

Sales of purchased natural gas
United States	Offshore	–	181	–	181
Canada	Onshore	13,014	49,758	56,751	86,604
Total sales of purchased natural gas		13,014	49,939	56,751	86,785

Total revenue from sales to customers		812,850	1,196,238	1,652,818	2,067,612

Loss on derivative instruments		–	(103,068)	–	(423,845)
Gain on sale of assets and other income		1,738	7,887	3,486	10,251
Total revenues and other income		$814,588	$1,101,057	$1,656,304	$1,654,018
Contract Balances and Asset Recognition
As of June 30, 2023, and December 31, 2022, receivables from contracts with customers, net of royalties and associated payables, on the balance sheets from continuing operations, were $197.4 million and $201.1 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note C – Revenue from Contracts with Customers (Continued)
respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on a forward-looking expected loss model in accordance with ASU 2016-13, the Company did not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.
The Company has not entered into any revenue contracts that have financing components as of June 30, 2023.
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
As of June 30, 2023, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period of more than 12 months starting at the inception of the contract:

Current Long-Term Contracts Outstanding at June 30, 2023
Location	Commodity	End Date	Description	Approximate Volumes
U.S.	Natural Gas and NGL	Q1 2030	Deliveries from dedicated acreage in Eagle Ford	As produced
Canada	Natural Gas	Q4 2023	Contracts to sell natural gas at USD index pricing	25 MMCFD
Canada	Natural Gas	Q4 2023	Contracts to sell natural gas at CAD fixed prices	38 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at USD index pricing	31 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at CAD fixed prices	100 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at CAD fixed prices	34 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at USD index fixed prices	15 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at CAD index prices	28 MMCFD
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at USD index pricing	49 MMCFD
Canada	Natural Gas	Q4 2027	Contracts to sell natural gas at CAD index prices	10 MMCFD
Canada	NGL	Q3 2023	Contracts to sell natural gas liquids at CAD prices	952 BOEPD
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note D – Property, Plant and Equipment (Continued)

As of June 30, 2023, the Company had total capitalized exploratory well costs for continuing operations pending the determination of proved reserves of $193.4 million. The following table reflects the net changes in capitalized exploratory well costs during the six-month periods ended June 30, 2023 and 2022.

(Thousands of dollars)	2023	2022
Beginning balance at January 1	$171,860	$179,481
Additions pending the determination of proved reserves	47,733	9,412
Capitalized exploratory well costs charged to expense	(26,188)	(10,472)
Balance at June 30	$193,405	$178,421
Capital additions of $47.7 million in 2023 are primarily related to Oso #1 well (Atwater Valley 138) and Longclaw GC 433 #1 in the Gulf of Mexico and LDV-4X in Vietnam. In the first quarter of 2023, drilling of the Oso #1 well was temporarily suspended prior to reaching the objective. The Company plans to return to the well in the third quarter of 2023. Capitalized well costs charged to dry hole expense of $26.2 million for the six months ended June 30, 2023 are related to Cholula -1 EXP well in Mexico and Chinook #7 exploration well in the Gulf of Mexico. The preceding table excludes well costs of $70.3 million incurred and expensed directly to dry hole during the six months ended June 30, 2023, related to the Chinook #7 exploration well in the Gulf of Mexico.
The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed for each individual well and the number of projects for which exploratory well costs have been capitalized. The projects are aged based on the last well drilled in the project.

	June 30,
	2023			2022

(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$8,494	1	1	$4,268	2	2
One to two years	38,497	1	1	2,813	2	2
Two to three years	2,698	1	1	26,848	3	2
Three years or more	143,716	4	3	144,492	8	2
	$193,405	7	6	$178,421	15	8
Of the $184.9 million of exploratory well costs capitalized more than one year at June 30, 2023, $112.4 million was in Vietnam, $65.0 million was in the U.S., $4.8 million was in Canada, and $2.7 million was in Brunei. In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.
Impairments
There were no impairments in the six months ended June 30, 2023 or 2022.
Divestitures
On July 31, 2023 the Company entered into a purchase and sale agreement to sell a portion of our operated non-core Kaybob Duvernay assets and all of our non-operated Placid Montney assets, located in Alberta, Canada for net cash consideration of C$150 million. The transaction is anticipated to close in the third quarter of 2023, subject to closing conditions and adjustments. No gain or loss is anticipated in relation to this transaction. These assets did not meet the accounting criteria to be disclosed as held for sale as of June 30, 2023 and continue to be classified as “Property, plant and equipment” on the Company’s Consolidated Balance Sheets.

Note E – Financing Arrangements and Debt
As of June 30, 2023, the Company had an $800 million revolving credit facility (RCF). The RCF is a senior unsecured guaranteed facility which expires on November 17, 2027, unless the outstanding principal amount of the Company’s 5.75% senior notes due 2025 (2025 Notes) as at February 15, 2025 exceeds $50.0 million, in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note E – Financing Arrangements and Debt (Continued)

which case, the RCF will expire on that date. As of June 30, 2023, the Company had $248.7 million outstanding on the 2025 Notes. At June 30, 2023, the Company had no outstanding borrowings under the RCF and $30.4 million of outstanding letters of credit, which reduce the borrowing capacity of the RCF. At June 30, 2023, the interest rate in effect on borrowings under the RCF would have been 7.74%. At June 30, 2023, the Company was in compliance with all covenants related to the RCF.
The Company also has a shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) that permits the offer and sale of debt and/or equity securities through October 15, 2024.

Note F – Other Financial Information
Additional disclosures regarding cash flow activities are provided below.

	Six Months Ended June 30,
(Thousands of dollars)	2023	2022
Net (increase) decrease in operating working capital, excluding cash and cash equivalents:
(Increase) in accounts receivable	$(18,915)	$(263,104)
(Increase) decrease in inventories	(8,353)	(10,092)
(Increase) decrease in prepaid expenses	8,291	(1,693)
Increase in accounts payable and accrued liabilities ¹	6,642	147,790
Increase (decrease) in income taxes payable	(3,005)	5,501
Net increase in noncash working capital	$(15,340)	$(121,598)
Supplementary disclosures:
Cash income taxes paid, net of refunds	$10,904	$1,783
Interest paid, net of amounts capitalized of $6.8 million in 2023 and $10.4 million in 2022	54,305	78,747

Non-cash investing activities:
Asset retirement costs capitalized	$2,742	$9,007
(Increase) decrease in capital expenditure accrual	20,522	(1,929)
1 Excludes payable balances relating to mark-to-market of derivative instruments and contingent consideration relating to acquisitions.

Note G – Asset Retirement Obligations
The asset retirement obligations liabilities (ARO) recognized by the Company are related to the estimated costs to dismantle and abandon its producing oil and natural gas properties and related equipment.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO for the six-month periods ended June 30, 2023 and 2022 is shown in the following table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note G – Asset Retirement Obligations (Continued)

(Thousands of dollars)	June 30, 2023	June 30, 2022
Balance at beginning of year	$911,653	971,893
Accretion	22,521	23,439
Liabilities incurred	4,805	9,007
Revisions of previous estimates	(822)	—
Liabilities settled	(64,978)	(26,144)
Changes due to translation of foreign currencies	2,920	(3,650)
Balance at end of year	876,099	974,545
Current portion of liability at June 30 ¹	(32,771)	(110,653)
Noncurrent portion of liability at June 30	$843,328	863,892
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The table that follows provides the components of net periodic benefit expense for the three-month and six-month periods ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2023	2022	2023	2022
Service cost	$1,650	$2,129	$132	$292
Interest cost	8,564	5,139	874	574
Expected return on plan assets	(8,254)	(7,954)	–	–
Estimated defined contribution provision	54	–	–	–
Amortization of prior service cost (credit)	155	579	(133)	(133)
Recognized actuarial loss (gain)	2,414	3,822	(767)	(78)
Total net periodic benefit expense	$4,583	3,715	106	655

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2023	2022	2023	2022
Service cost	$3,300	$4,258	$264	$584
Interest cost	17,071	10,382	1,748	1,148
Expected return on plan assets	(16,448)	(16,092)	–	–
Estimated defined contribution provision	108	—	–	–
Amortization of prior service cost (credit)	310	1,179	(266)	(266)
Recognized actuarial loss (gain)	4,815	7,644	(1,548)	(155)
Total net periodic benefit expense	$9,156	$7,371	$198	$1,311
The components of net periodic benefit expense, other than the service cost, are recorded in “Other (expenses) income” in the Consolidated Statements of Operations.
During the six-month period ended June 30, 2023, the Company made contributions of $18.9 million to its defined benefit pension and postretirement benefit plans. Remaining funding in 2023 for the Company’s defined benefit pension and postretirement plans is anticipated to be $18.2 million.

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
The 2020 Long-Term Incentive Plan (2020 Long-Term Plan) authorizes the Committee to make grants of the Company’s Common Stock to employees. These grants may be in the form of stock options (nonqualified or incentive), stock appreciation rights (SAR), restricted stock, restricted stock units (RSU), performance units, performance shares, dividend equivalents and other stock-based incentives. The 2020 Long-Term Plan expires in 2030. A total of five million shares are issuable during the life of the 2020 Long-Term Plan. Shares issued pursuant to awards granted under the Plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased in the open market. Share awards that have been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note I – Incentive Plans (Continued)
canceled, expired, forfeited or otherwise not issued under an award shall not count as shares issued under the Plan.
During the six months ended June 30, 2023, the Committee granted the following awards from the 2020 Long-Term Plan:
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
During the six months ended June 30, 2023, the Committee granted the following awards to Non-Employee Directors:
2021 Stock Plan for Non-Employee Directors

Type of Award	Number of Awards Granted	Grant Date	Grant Date Fair Value	Valuation Methodology
Time Based RSUs [1]	56,880	February 1, 2023	$42.20	Closing Stock Price
1 Non-employee directors time-based RSUs are scheduled to vest in February 2024.
All stock option exercises are non-cash transactions for the Company. The employee receives net shares, after applicable withholding obligations, upon each stock option exercise. The actual income tax benefit realized from the tax deductions related to stock option exercises of the share-based payment arrangements were immaterial for the six-month period ended June 30, 2023.
Amounts recognized in the financial statements with respect to share-based plans are shown in the following table:

	Six Months Ended June 30,
(Thousands of dollars)	2023	2022
Compensation charged against income before tax benefit	$23,684	$34,016
Related income tax benefit recognized in income	3,444	5,822
Certain incentive compensation granted to the Company’s named executive officers, to the extent their total compensation exceeds $1.0 million per executive per year, is not eligible for a U.S. income tax deduction under the Tax Cuts and Jobs Act (2017 Tax Act).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note J – Earnings Per Share
Net income attributable to Murphy was used as the numerator in computing both basic and diluted income per Common share for the three-month and six-month periods ended June 30, 2023 and 2022. The following table reports the weighted-average shares outstanding used for these computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Weighted-average shares)	2023	2022	2023	2022
Basic method	156,126,580	155,388,555	155,976,326	155,121,098
Dilutive stock options and restricted stock units ¹	1,172,382	2,066,575	1,331,696	2,730,624
Diluted method	157,298,962	157,455,130	157,308,022	157,851,722
1 The following table reflects certain options to purchase shares of common stock that were outstanding during the periods presented but were not included in the computation of diluted shares above because the incremental shares from the assumed conversion were antidilutive.

	Six Months Ended June 30,
	2023	2022
Antidilutive stock options excluded from diluted shares	$–	$234,000
Weighted average price of these options	$–	$49.65

Note K – Income Taxes
The Company’s effective income tax rate is calculated as the amount of income tax expense (benefit) divided by income (loss) from continuing operations before income taxes. For the three-month and six-month periods ended June 30, 2023 and 2022, the Company’s effective income tax rates were as follows:

	2023	2022
Three months ended June 30,	27.4%	20.4%
Six months ended June 30,	22.4%	20.3%
The effective tax rate for the three-month period ended June 30, 2023, was above the U.S. statutory tax rate of 21% primarily due to several factors, including: no tax benefit applied to the pre-tax loss of the noncontrolling interest in MP GOM; U.S. state tax expense; stock-based compensation; and certain expenses, including exploration and other expenses in certain foreign jurisdictions, for which no income tax benefits are currently available.
The effective tax rate for the three-month period ended June 30, 2022, was below the statutory tax rate of 21% primarily due to no tax applied to the pre-tax income of the noncontrolling interest in MP GOM.
The effective tax rate for the six-month period ended June 30, 2023 was above the U.S. statutory tax rate of 21% primarily due to several factors, including: the effects of income generated in foreign tax jurisdictions, certain of which have income tax rates higher than the U.S. Federal rate; U.S. state tax expense; and certain expenses, including exploration and other expenses in certain foreign jurisdictions, for which no income tax benefits are currently available. These impacts were partially offset by no tax applied to the pre-tax income of the noncontrolling interest in MP GOM.
The effective tax rate for the six-month period ended June 30, 2022 was below the statutory tax rate of 21% primarily due to no tax applied to the pre-tax income of the noncontrolling interest in MP GOM offset by exploration expenses in certain foreign jurisdictions in which no income tax benefit is currently available.
The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities. These audits often take years to complete and settle. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters. Additionally, the Company has paid amounts into escrow, and may from time to time pay more amounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note K – Income Taxes (Continued)

into escrow, in order to continue tax disputes with the relevant taxing authorities. As of June 30, 2023, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: U.S. – 2016; Canada – 2016; and Malaysia – 2016. Following the sale in 2019, the Company has retained certain possible liabilities and rights to income tax receivables relating to the divested Malaysia business for the years prior to 2019. The Company believes current recorded liabilities are adequate.

Note L – Financial Instruments and Risk Management
Murphy, at times, uses derivative instruments to manage certain risks related to commodity prices, foreign currency exchange rates and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded with creditworthy major financial institutions or over national exchanges such as the New York Mercantile Exchange (NYMEX). The Company has a risk management control system to monitor commodity price risks and any derivatives obtained to manage a portion of such risks. For accounting purposes, the Company has not designated commodity and foreign currency derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Operations.
Commodity Price Risks
During the second quarter of 2023, the Company did not have any outstanding crude oil derivative contracts.
During the second quarter of 2022, the Company had crude oil swaps and collar contracts. Under the swaps contracts, which matured monthly, the Company paid the average monthly price in effect and received the fixed contract price on a notional amount of sales volume, thereby fixing the price for the commodity sold. Under the collar contracts, which also matured monthly, the Company purchased a put option and sold a call option with no net premiums paid to or received from counterparties. Upon maturity, collar contracts required payments by the Company if the NYMEX average closing price was above the ceiling price or payments to the Company if the NYMEX average closing price was below the floor price.
Foreign Currency Exchange Risks
The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. The Company had no foreign currency exchange derivatives outstanding at June 30, 2023 and 2022.
For the three-month and six-month periods ended June 30, 2023 and 2022, the gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments are presented in the following table.

		Gain (Loss)		Gain (Loss)
(Thousands of dollars)	Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
Type of Derivative Contract		2023	2022	2023	2022
Commodity swaps	Loss on derivative instruments	$–	$(46,552)	$–	$(202,911)
Commodity collars	Loss on derivative instruments	–	(56,516)	–	(220,934)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note L – Financial Instruments and Risk Management (Continued)
The carrying value of assets and liabilities recorded at fair value on a recurring basis at June 30, 2023 and December 31, 2022, are presented in the following table.

	June 30, 2023				December 31, 2022
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Nonqualified employee savings plan	$15,273	$–	$–	$15,273	$15,135	$–	$–	$15,135
	$15,273	$–	$–	$15,273	$15,135	$–	$–	$15,135
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
As of June 30, 2023, there were no outstanding commodity West Texas Intermediate (WTI) crude oil swaps and collars contracts subject to fair value measurement.
As of December 31, 2022, there were no outstanding commodity (WTI crude oil) swaps and collars contracts subject to fair value measurement. The liabilities associated with these contracts have been finalized as of December 31, 2022 and were based on realized WTI pricing. The commodity swaps and collars liability as of December 31, 2022 was $19.6 million and $2.3 million, respectively, and recorded as “Accounts payable” in the Consolidated Balance Sheets.
In 2019, the Company acquired strategic deepwater Gulf of Mexico assets from LLOG Exploration Offshore L.L.C. and LLOG Bluewater Holdings, L.L.C. (LLOG). Under the terms of the transaction, in addition to the consideration paid, Murphy had an obligation to pay additional contingent consideration of up to $200 million in the event that certain revenue thresholds were exceeded between 2019 and 2022; and $50 million following first oil from certain development projects. The revenue threshold was not exceeded for 2019 or 2020; however, the threshold was met in 2021 and 2022. The obligation period related to LLOG revenue-related contingent consideration ended in 2022, with final payments made in the first half of 2023.
In 2018, the Company, through a subsidiary, acquired Gulf of Mexico producing assets from Petrobras America Inc. (PAI), a subsidiary of Petróleo Brasileiro S.A. Under the terms of the transaction, in addition to the consideration paid, Murphy had an obligation to pay additional contingent consideration of up to $150 million if certain price and production thresholds were exceeded beginning in 2019 through 2025; and $50 million carry for PAI development costs in the St. Malo Field if certain enhanced oil recovery projects are undertaken. The price and production thresholds were not exceeded for 2019 and 2020; however, the thresholds were met in 2021 and 2022. As of December 31, 2021, Murphy had completely funded the carried interest. As of December 31, 2022, the $150 million obligation limit was achieved and paid in the first half of 2023.
As at June 30, 2023, the Company had no remaining liabilities relating to prior acquisitions from PAI and LLOG. As at December 31, 2022, the Company’s liabilities with PAI and LLOG were based on realized inputs of volumes and pricing as a result of reaching contractual thresholds or time limitations that ended in 2022. As a result, the related liabilities as at December 31, 2022 of $192.7 million were no longer subject to fair value measurement. The liability remaining was included in “Other accrued liabilities” in the Consolidated Balance Sheets. During the six months ended June 30, 2023, the Company paid a total of $199.8 million in contingent consideration payments, thereby reducing the liability balance to nil as at June 30, 2023. In the Consolidated Statement of Cash Flows, $139.6 million is shown in “Operating Activities” and $60.2 million is shown in “Financing Activities”.
The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. There were no offsetting positions recorded at June 30, 2023 and December 31, 2022.
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at June 30, 2023 and December 31, 2022. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, all of which had fair values approximating carrying amounts. The fair value of current and long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. The Company has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note L – Financial Instruments and Risk Management (Continued)
off-balance sheet exposures relating to certain letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	June 30,		December 31,
	2023		2022
(Thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Current and long-term debt	$1,824,226	$1,728,376	$1,823,139	$1,668,216

Note M – Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at December 31, 2022 and June 30, 2023 and the changes during the six-month period ended June 30, 2023 are presented net of taxes in the following table.

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)	Retirement and Postretirement Benefit Plan Adjustments	Total
Balance at December 31, 2022	$(418,230)	$(116,456)	$(534,686)
Components of other comprehensive income (loss):
Before reclassifications to income	36,752	–	36,752
Reclassifications to income ¹	–	2,151	2,151
Net other comprehensive income (loss)	36,752	2,151	38,903
Balance at June 30, 2023	$(381,478)	$(114,305)	$(495,783)
1  Reclassifications before taxes of $2,669 thousand are included in the computation of net periodic benefit expense for the six-month period ended June 30, 2023. See Note H for additional information. Related income taxes of $518 thousand are included in “Income tax expense (benefit)” on the Consolidated Statements of Operations for the six-month period ended June 30, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
ENVIRONMENTAL MATTERS – Murphy and other companies in the oil and natural gas industry are subject to numerous federal, state, local and foreign laws and regulations dealing with the environment and protection of health and safety. The principal environmental, health and safety laws and regulations to which Murphy is subject address such matters as the generation, storage, handling, use, disposal and remediation of petroleum products, wastewater and hazardous materials; the emission and discharge of such materials to the environment, including Greenhouse Gas (GHG) emissions; wildlife, habitat and water protection; the placement, operation and decommissioning of production equipment; and the health and safety of our employees, contractors and communities where our operations are located. These laws and regulations also generally require permits for existing operations, as well as the construction or development of new operations and the decommissioning facilities once production has ceased.
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
The Company currently owns or leases, and has in the past owned or leased, properties at which hazardous substances have been or are being handled. Hazardous substances may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under Murphy’s control. Under existing laws, the Company could be required to investigate, remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to investigate and clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note N – Environmental and Other Contingencies (Continued)

prevent future contamination. Certain of these historical properties are in various stages of negotiation, investigation, and/or cleanup, and the Company is investigating the extent of any such liability and the availability of applicable defenses. The Company has retained certain liabilities related to environmental matters at formerly owned U.S. refineries that were sold in 2011. The Company also obtained insurance covering certain levels of environmental exposures related to past operations of these refineries. Murphy USA Inc. has retained any environmental exposure associated with Murphy’s former U.S. marketing operations that were spun-off in August 2013. The Company believes costs related to these sites will not have a material adverse effect on Murphy’s net income, financial condition or liquidity in a future period.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	Total Assets at June 30, 2023	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(Millions of dollars)		External Revenues	Income (Loss)	External Revenues	Income (Loss)
Exploration and production ¹
United States	$6,963.3	$696.2	168.9	$978.0	491.5
Canada	2,234.7	118.3	2.5	206.6	47.2
Other	227.6	—	(32.3)	13.7	(3.5)
Total exploration and production	9,425.6	814.5	139.1	1,198.3	535.2
Corporate	822.8	0.1	(46.6)	(97.2)	(124.8)
Continuing operations	10,248.4	814.6	92.5	1,101.1	410.4
Discontinued operations, net of tax	1.2	–	(0.6)	–	(0.9)
Total	$10,249.5	$814.6	91.9	$1,101.1	409.5

		Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(Millions of dollars)		External Revenues	Income (Loss)	External Revenues	Income (Loss)
Exploration and production ¹
United States		$1,378.5	394.9	$1,685.4	744.4
Canada		274.1	24.4	372.7	69.9
Other		3.6	(37.6)	13.7	(47.7)
Total exploration and production		1,656.2	381.7	2,071.8	766.6
Corporate		0.1	(75.2)	(417.8)	(421.1)
Continuing operations		1,656.3	306.5	1,654.0	345.5
Discontinued operations, net of tax		–	(0.3)	–	(1.5)
Total		$1,656.3	306.2	$1,654.0	344.0
1  Additional details about results of oil and natural gas operations are presented in the table on pages 27 and 28.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Summary
Murphy Oil Corporation’s net income from continuing operations, including noncontrolling interest, for the three months ended June 30, 2023 was $92.5 million, compared to $410.4 million in the in the second quarter of 2022, reflecting a decrease of $317.9 million. Lower net income from continuing operations was largely driven by lower revenues and other income ($286.5 million), increases in exploration expenses ($100.6 million) and higher lease operating expenses ($46.9 million), partially offset by lower income tax expense ($70.2 million). Lower revenues resulted from lower pricing, partially offset by higher sales volumes. Higher exploration costs were the result of dry hole expenses for the Chinook #7 exploration well in the Gulf of Mexico, the purchase of seismic data for Côte d’Ivoire in offshore Africa and the expensing of previously suspended exploration costs for the Cholula -1 EXP well in Mexico. Increases in lease operating expenses were the result of higher sales volumes while lower income tax expense was the result of lower pre-tax income.
For the six months ended June 30, 2023, the Company reported net income from continuing operations of $306.5 million, compared to $345.5 million in the same period of 2022, reflecting a decrease of $39.0 million. Lower net income from continuing operations was largely driven by higher lease operating expenses ($110.1 million) and increases in exploration expenses ($63.3 million), partially offset by lower other operating expense ($125.9 million). Total revenues and other income were consistent period over period as higher sales volumes and no realized and unrealized losses on derivative instruments were offset by lower pricing for the six months ended June 30, 2023. Increased lease operating expenses relate to higher sales volumes and additional costs associated with workover and maintenance activities at the Gulf of Mexico operations. Higher exploration costs were the result of dry hole expense for the Chinook #7 exploration well in the Gulf of Mexico, the purchase of seismic data for Côte d’Ivoire in offshore Africa, and the expensing of previously suspended exploration costs for the Cholula -1 EXP well in Mexico. Lower other expenses were due to lower contingent consideration adjustments relating to prior acquisitions in the Gulf of Mexico.
For the three months ended June 30, 2023, West Texas Intermediate (WTI) crude oil prices averaged approximately $73.78 per barrel (compared to $108.41 in the second quarter of 2022 and $76.13 in the first quarter of 2023). The average price for WTI in June of 2023 was approximately $70.27 per barrel, reflecting a 39% reduction from June of 2022 and a 4% reduction from the average price from March of 2023. The average price in July 2023 was $76.03 per barrel. As of close on August 1, 2023, the NYMEX WTI forward curve prices for the remainder of 2023 and 2024 were $80.68 and $76.93 per barrel, respectively.
For the three months ended June 30, 2023, the New York Mercantile Exchange (NYMEX) natural gas price per million British Thermal Units (MMBTU) averaged approximately $2.12 per barrel (compared to $7.39 in the second quarter of 2022 and $2.67 in the first quarter of 2023). The average price for NYMEX natural gas in June of 2023 was approximately $2.12 per barrel, reflecting a 72% reduction from June of 2022 and a 9% reduction from the average price from March of 2023. As of close on August 1, 2023, the NYMEX natural gas forward curve prices for the remainder of 2023 and 2024 were $2.95 and $3.45 per barrel, respectively.
For the three months ended June 30, 2023, the Company produced 191 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations and invested $362.3 million in capital expenditures (on a value of work done basis), which included $32.3 million in acquisition-related capital. Acquisition-related capital consisted primarily of the final milestone payment for the Block 15-1/05 farm-in agreement in Vietnam following government approval of the development plan and lease acquisition costs and seismic data for Côte d’Ivoire in offshore Africa.
For the six months ended June 30, 2023, the Company produced 185 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations and invested $698.3 million in capital expenditures (on a value of work done basis), which included acquisition capital of $32.3 million. Acquisition capital consisted primarily of the final milestone payment for the Block 15-1/05 farm-in agreement in Vietnam following government approval of the development plan and lease acquisition costs for Côte d’Ivoire in offshore Africa.
During the three and six months ended June 30, 2023, crude oil and condensate, natural gas and natural gas liquids (NGL) volumes from continuing operations were higher than the comparable prior year periods. The increase in production volumes was primarily due to higher production from Khaleesi, Mormont, Samurai field development project, reflecting a full second quarter of production in 2023 (the project started in Q2 2022) and

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Results of Operations (Continued)
increased production from new wells added since the second quarter of 2022. In addition, there were higher gas volumes at Tupper Montney related to new well production. For the three and six months ended June 30, 2023, revenue from production was 30% lower and 19% lower, respectively, compared to the same periods in 2022, primarily driven by the decrease in prices.
For the three months ended June 30, 2022, the Company produced 173 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations and invested $317.1 million in capital expenditures (on a value of work done basis), which included $46.5 million for an additional working interest in the Kodiak field in the Gulf of Mexico. The Company reported net income from continuing operations of $410.4 million for the three months ended June 30, 2022; this amount included after-tax gains on unrealized mark to market revaluations on commodity price swap and collar positions of $69.6 million and after-tax losses on contingent consideration of $25.1 million.
During the second quarter of 2022, the Company achieved first production at the Khaleesi, Mormont, Samurai field development project in the Gulf of Mexico, with production flowing through the Murphy-operated King’s Quay floating production system.
In June 2022, the Company also acquired an additional 11.0% working interest (there is no noncontrolling interest) in the Kodiak field in the Gulf of Mexico for a purchase price of $46.5 million.
For the six months ended June 30, 2022, the Company produced 162 thousand barrels of oil equivalent per day (including noncontrolling interest) from continuing operations and invested $621.9 million in capital expenditures (on a value of work done basis), which included $46.5 million related to acquisition capital and $24.3 million related to the Cutthroat -1 exploration well in Brazil. The Company reported net income from continuing operations of $345.5 million for the six months ended June 30, 2022. This amount included after-tax losses on unrealized mark to market revaluations on commodity price derivative positions and contingent consideration adjustments of $79.3 million and $102.3 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Results of Operations (Continued)
Results of Operations
Murphy’s income (loss) by type of business is presented below.

	Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Exploration and production	$139.1	$535.2	$381.7	$766.6
Corporate and other	(46.6)	(124.8)	(75.2)	(421.1)
Income from continuing operations	92.5	410.4	306.5	345.5
Discontinued operations ¹	(0.6)	(0.9)	(0.3)	(1.5)
Net income including noncontrolling interest	$91.9	$409.5	$306.2	$344.0
1 The Company has presented its former U.K. and U.S. refining and marketing operations as discontinued operations in its consolidated financial statements.
Exploration and Production
Results of Exploration and Production (E&P) continuing operations are presented by geographic segment below.

	Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Exploration and production
United States	$168.9	$491.5	$394.9	$744.4
Canada	2.5	47.2	24.4	69.9
Other	(32.3)	(3.5)	(37.6)	(47.7)
Total	$139.1	$535.2	$381.7	$766.6

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Net income attributable to Murphy (GAAP)	$98.3	$350.6	$289.9	$237.2
Income tax expense	34.9	105.1	88.7	88.1
Interest expense, net	29.9	41.4	58.7	78.7
Depreciation, depletion and amortization expense ¹	210.1	188.2	399.3	344.8
EBITDA attributable to Murphy (Non-GAAP)	373.2	685.3	836.6	748.8
Write-off of previously suspended exploration well	17.1	—	17.1	—
Accretion of asset retirement obligations ¹	10.1	10.2	20.0	20.7
Foreign exchange loss (gain)	7.9	(8.0)	8.3	(8.0)
Mark-to-market loss on contingent consideration	3.2	31.7	7.1	129.8
Discontinued operations loss	0.6	0.9	0.3	1.5
Mark-to-market (gain) loss on derivative instruments	–	(88.1)	–	100.4
Adjusted EBITDA attributable to Murphy (Non-GAAP)	$412.1	$632.0	$889.4	$993.2
1  Depreciation, depletion and amortization expense and accretion of asset retirement obligations used in the computation of Adjusted EBITDA exclude the portion attributable to the non-controlling interest (NCI).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Results of Operations (Continued)

OIL AND GAS OPERATING RESULTS – THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Millions of dollars)	United States [1]	Canada	Other	Total
Three Months Ended June 30, 2023
Oil and gas sales and other operating revenues	$696.2	$105.3	$—	$801.5
Sales of purchased natural gas	—	13.0	–	13.0
Lease operating expenses	156.5	37.5	0.1	194.1
Severance and ad valorem taxes	12.4	0.4	–	12.8
Transportation, gathering and processing	39.9	20.1	–	60.0
Costs of purchased natural gas	—	9.7	–	9.7
Depreciation, depletion and amortization	178.0	35.0	—	213.0
Accretion of asset retirement obligations	9.3	1.9	0.1	11.3
Exploration expenses
Dry holes and previously suspended exploration costs	79.8	–	15.8	95.6
Geological and geophysical	0.4	0.1	10.0	10.5
Other exploration	1.7	—	5.3	7.0
	81.9	0.1	31.1	113.1
Undeveloped lease amortization	2.1	—	0.6	2.7
Total exploration expenses	84.0	0.1	31.7	115.8
Selling and general expenses	(1.9)	4.7	2.6	5.4
Other	0.5	5.4	1.4	7.3
Results of operations before taxes	217.5	3.5	(35.9)	185.1
Income tax provisions (benefits)	48.6	1.0	(3.6)	46.0
Results of operations (excluding Corporate segment)	$168.9	$2.5	$(32.3)	$139.1

Three Months Ended June 30, 2022
Oil and gas sales and other operating revenues	$977.8	$156.8	$13.7	$1,148.3
Sales of purchased natural gas	0.2	49.8	–	50.0
Lease operating expenses	109.5	36.9	0.9	147.3
Severance and ad valorem taxes	17.3	0.3	–	17.6
Transportation, gathering and processing	32.3	17.6	–	49.9
Costs of purchased natural gas	0.2	47.7	–	47.9
Depreciation, depletion and amortization	153.7	35.6	3.4	192.7
Accretion of asset retirement obligations	9.1	2.4	0.1	11.6
Exploration expenses
Dry holes and previously suspended exploration costs	(0.7)	–	2.0	1.3
Geological and geophysical	–	0.1	0.8	0.9
Other exploration	2.9	0.3	6.0	9.2
	2.2	0.4	8.8	11.4
Undeveloped lease amortization	2.3	–	1.4	3.7
Total exploration expenses	4.5	0.4	10.2	15.1
Selling and general expenses	3.2	3.8	2.1	9.1
Other	35.3	(2.3)	–	33.0
Results of operations before taxes	612.9	64.2	(3.0)	674.1
Income tax provisions	121.4	17.0	0.5	138.9
Results of operations (excluding Corporate segment)	$491.5	$47.2	$(3.5)	$535.2
1 Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Results of Operations (Continued)

OIL AND GAS OPERATING RESULTS – SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Millions of dollars)	United States [1]	Canada	Other	Total
Six Months Ended June 30, 2023
Oil and gas sales and other operating revenues	$1,378.5	$217.2	$3.6	$1,599.3
Sales of purchased natural gas	–	56.8	–	56.8
Lease operating expenses	319.2	74.3	0.7	394.2
Severance and ad valorem taxes	23.5	0.7	–	24.2
Transportation, gathering and processing	77.3	36.5	–	113.8
Costs of purchased natural gas	–	41.9	–	41.9
Depreciation, depletion and amortization	338.2	66.7	0.9	405.8
Accretion of asset retirement obligations	18.4	3.9	0.2	22.5
Exploration expenses
Dry holes and previously suspended exploration costs	79.6	–	16.9	96.5
Geological and geophysical	0.7	0.1	10.5	11.3
Other exploration	3.3	0.1	9.4	12.8
	83.6	0.2	36.8	120.6
Undeveloped lease amortization	4.1	0.1	1.2	5.4
Total exploration expenses	87.7	0.3	38.0	126.0
Selling and general expenses	4.5	7.1	2.8	14.4
Other	9.9	9.7	1.4	21.0
Results of operations before taxes	499.8	32.9	(40.4)	492.3
Income tax provisions (benefits)	104.9	8.5	(2.8)	110.6
Results of operations (excluding Corporate segment)	$394.9	$24.4	$(37.6)	$381.7

Six Months Ended June 30, 2022
Oil and gas sales and other operating revenues	$1,685.2	$286.1	$13.7	$1,985.0
Sales of purchased natural gas	0.2	86.6	–	86.8
Lease operating expenses	209.4	73.8	0.9	284.1
Severance and ad valorem taxes	31.5	0.7	–	32.2
Transportation, gathering and processing	61.5	35.3	–	96.8
Costs of purchased natural gas	0.2	81.6	–	81.8
Depreciation, depletion and amortization	280.2	69.8	3.5	353.5
Accretion of asset retirement obligations	18.5	4.9	0.1	23.5
Exploration expenses
Dry holes and previously suspended exploration costs	(0.7)	–	34.8	34.1
Geological and geophysical	2.6	0.1	1.0	3.7
Other exploration	4.4	0.4	12.1	16.9
	6.3	0.5	47.9	54.7
Undeveloped lease amortization	4.7	0.1	3.2	8.0
Total exploration expenses	11.0	0.6	51.1	62.7
Selling and general expenses	11.5	8.9	4.5	24.9
Other	138.1	2.8	0.4	141.3
Results of operations before taxes	923.5	94.5	(46.8)	971.2
Income tax provisions	179.1	24.6	0.9	204.6
Results of operations (excluding Corporate segment)	$744.4	$69.9	$(47.7)	$766.6
1  Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Results of Operations (Continued)

Exploration and Production
Second quarter 2023 vs. 2022
All amounts include amount attributable to a noncontrolling interest in MP GOM, unless otherwise noted.
U.S. E&P operations reported earnings of $168.9 million in the second quarter of 2023 compared to earnings of $491.5 million in the second quarter of 2022. Results were $322.6 million unfavorable in the 2023 period compared to the 2022 period primarily due to lower revenues ($281.6 million), higher dry hole and previously suspended exploration costs ($80.5 million), higher lease operating expenses ($47.0 million) and higher depreciation, depletion and amortization expense (DD&A) ($24.3 million), partially offset by lower other expense ($34.8 million) and lower income tax expense ($72.8 million). Lower revenues were primarily due to lower realized prices at Eagle Ford Shale and the Gulf of Mexico, partially offset by higher sales volumes from the Gulf of Mexico primarily related to new wells at the Khaleesi, Mormont, Samurai development project. Higher exploration costs related to the dry hole expense of Chinook #7 exploration well in the Gulf of Mexico, which encountered non-commercial hydrocarbons. Higher lease operating expenses were primarily due to increased sales volumes and additional costs associated with workover and maintenance from the Gulf of Mexico operations. Higher DD&A was primarily the result of higher sales volumes from the Gulf of Mexico. Lower other expense was primarily due to a lower contingent consideration adjustment of $3.2 million in 2023 (2022: $31.7 million) as a result of reaching contractual thresholds or time limitations that ended in 2022 (see Note L). Lower income tax expense was a result of lower pre-tax income.
Canadian E&P operations reported earnings of $2.5 million in the second quarter of 2023 compared to earnings of $47.2 million in the second quarter of 2022. Results were unfavorable $44.7 million compared to the 2022 period primarily due to lower revenues ($51.5 million), partially offset by lower income tax expense ($16.0 million). Lower revenues were due to lower oil and gas pricing in the second quarter of 2023 and lower sales volumes primarily as a result of natural decline at Kaybob Duvernay, partially offset by higher natural gas sales volumes and lower royalties at Tupper Montney. Lower income tax expense was a result of lower pre-tax income.
Other international E&P operations reported a loss from continuing operations of $32.3 million in the second quarter of 2023 compared to a loss of $3.5 million in the second quarter of 2022. The result was $28.8 million unfavorable versus the 2022 period primarily due to higher exploration expenses ($21.5 million) and lower revenues from Brunei ($13.7 million). Higher exploration expenses related to the purchase of seismic data for Côte d’Ivoire in offshore Africa and writing off previously suspended exploration costs for the Cholula -1 EXP well in Mexico.

Six months 2023 vs. 2022
All amounts include amount attributable to a noncontrolling interest in MP GOM, unless otherwise noted.
U.S. E&P operations reported earnings of $394.9 million for the six months ended June 30, 2023, compared to earnings of $744.4 million for the six months ended June 30, 2022. Results were $349.5 million unfavorable in the 2023 period compared to the 2022 period, driven by lower revenues ($306.9 million), higher lease operating expenses ($109.8 million), higher dry hole and previously suspended exploration costs ($80.3 million) and higher DD&A ($58.0 million), partially offset by lower other expense ($128.2 million) and lower income tax expense ($74.2 million). Lower revenues were primarily attributable to lower realized prices in 2023 compared to 2022, partially offset by higher sales volumes from the Gulf of Mexico primarily related to new wells at Khaleesi, Mormont, Samurai development project. Higher lease operating expenses related to increased sales volumes and additional costs associated with workover and maintenance from the Gulf of Mexico operations. Higher exploration costs related to the dry hole expense of Chinook #7 exploration well in the Gulf of Mexico, which encountered non-commercial hydrocarbons. Higher DD&A was primarily the result of higher sales volumes from the Gulf of Mexico. Lower other expenses was primarily due to a lower contingent consideration adjustment of $7.1 million in 2023 (2022: $129.8 million), as a result of reaching contractual thresholds or time limitations that ended in 2022 (see Note L). Lower income tax expense was a result of lower pre-tax income.
Canadian E&P operations reported earnings of $24.4 million for the six months ended June 30, 2023, compared to earnings of $69.9 million for the six months ended June 30, 2022. Results were $45.5 million unfavorable compared to the 2022 period. The current year results include lower revenues ($68.9 million), partially offset by lower income tax expense ($16.1 million). Lower revenue was primarily attributable to lower realized prices and

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Results of Operations (Continued)

lower volumes at Kaybob Duvernay primarily due to natural decline, partially offset by higher gas volumes at Tupper Montney related to new wells added and lower royalties. Lower income tax expense was a result of lower pre-tax income.
Other international E&P operations reported a loss of $37.6 million for the six months ended June 30, 2023, compared to a loss of $47.7 million in the prior year. Results were $10.1 million favorable compared to the 2022 period primarily due to lower exploration expenses ($13.1 million), partially offset by lower revenues from Brunei ($10.1 million). Lower exploration expenses were primarily the result of higher dry hole costs in 2022 for Cutthroat -1 exploration well, partially offset by the purchase of seismic data for Côte d’Ivoire in offshore Africa in the current period. During the six months ended June 30, 2023, the Company expensed costs for the previously suspended exploration costs for Cholula -1 EXP well in Block 5 in the Gulf of Mexico, and during the same period in 2022, the Company expensed costs associated with the Cutthroat -1 exploration well in block SEAL-M-428, in the Sergipe-Alagoas Basin offshore Brazil.

Corporate
Second quarter 2023 vs. 2022
Corporate activities, which include interest expense and income, foreign exchange effects, realized and unrealized gains/losses on derivative instruments (forward swaps and collars to hedge the price of oil sold) and corporate overhead not allocated to Exploration and Production, reported a loss of $46.6 million in the second quarter of 2023 compared to a loss of $124.8 million in same period of 2022. The $78.2 million favorable variance was principally due to no current period losses on derivative instruments in the second quarter of 2023 compared to a loss for the same period in 2022 of $103.1 million. Realized and unrealized losses on derivative instruments are due to an increase in market pricing in future periods whereby the swap contracts provide the Company with a fixed price and the collar contracts provide for a minimum (floor) and a maximum (ceiling) price, with variability in between the floor and ceiling. During the second quarter of 2023 and as of June 30, 2023, the Company did not enter into or have any fixed price derivative swaps or collar contracts outstanding. Favorable variances were also recorded due to lower interest expense resulting from overall lower debt levels ($11.6 million), partially offset by lower income tax benefit ($22.4 million). Lower income tax benefit was a result of lower pre-tax losses.

Six months 2023 vs. 2022
Corporate activities, which include interest expense and income, foreign exchange effects, realized and unrealized gains/losses on derivative instruments (forward swaps and collars to hedge the price of oil sold) and corporate overhead not allocated to Exploration and Production, reported a loss of $75.2 million for the six months ended June 30, 2023, compared to a loss of $421.1 million for the six months ended June 30, 2022. The $345.9 million favorable variance was primarily due to no current period losses on derivative instruments for the six months ended June 30, 2023, compared to a loss for the same period in 2022 ($423.8 million) and lower interest expense ($19.9 million), partially offset by lower income tax benefits ($94.4 million) and higher foreign exchange losses ($15.9 million). Interest charges are lower for the six months ended June 30, 2023, primarily due to lower overall debt levels as the Company reduced debt by $647.7 million during 2022 and the Company incurred debt redemption premiums of $3.4 million during the same period in 2022. Realized and unrealized losses on derivative instruments are due to an increase in market pricing in future periods whereby the swap contracts provide the Company with a fixed price and the collar contracts provide for a minimum (floor) and a maximum (ceiling) price, with variability in between the floor and ceiling. During the six months ended June 30, 2023 and as of June 30, 2023, the Company did not enter into or have any fixed price derivative swaps or collar contracts outstanding. Lower income tax benefit was a result of lower pre-tax losses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Results of Operations (Continued)
Production Volumes and Prices
Second quarter 2023 vs. 2022
Total hydrocarbon production from continuing operations averaged 190,695 barrels of oil equivalent per day in the second quarter of 2023, which was 10% higher than the 173,173 barrels per day produced in second quarter of 2022. The increase in production was principally due to increased production from the Gulf of Mexico primarily attributable to the Khaleesi, Mormont, Samurai field development project, as well as higher production from Canada Onshore, related primarily to new well production at Tupper Montney.
Average crude oil and condensate production from continuing operations was 105,124 barrels per day in the second quarter of 2023 compared to 98,661 barrels per day in the second quarter of 2022. The increase of 6,463 barrels per day was associated with higher volumes in the Gulf of Mexico (8,595 barrels per day) principally due to a full quarter of production from the Khaleesi, Mormont, Samurai field development project in 2023 and new wells added since the second quarter of 2022. In addition, Canada production was lower (1,537 barrels per day) primarily attributable to natural well declines at Kaybob Duvernay. Eagle Ford Shale production was higher (576 barrels per day) due to new well production. On a worldwide basis, the Company’s crude oil and condensate prices averaged $73.50 per barrel in the second quarter of 2023 compared to $109.25 per barrel in the same period of 2022 period, a decrease of 33%.
Total production of NGL from continuing operations was 11,177 barrels per day in the second quarter of 2023 compared to 10,950 barrels per day in the second quarter of 2022. The increase of 227 barrels per day was associated with higher volumes in the Gulf of Mexico principally due to increased production from the Khaleesi, Mormont, Samurai field development project, partially offset with lower volumes at Eagle Ford Shale for planned downtime for offset frac impacts. The average sales price for U.S. NGL was $18.71 per barrel in the second quarter of 2023 compared to $39.37 per barrel in the same period of 2022. The average sales price for NGL in Canada was $29.90 per barrel in the second quarter of 2023 compared to $63.99 per barrel in the same period of 2022. NGL prices are higher in Canada due to the higher value of the product at the Kaybob Duvernay and Placid Montney assets.
Natural gas production volumes from continuing operations averaged 446.4 million cubic feet per day (MMCFD) in the second quarter of 2023 compared to 381.4 MMCFD in the second quarter 2022. The increase of 65.0 MMCFD was primarily the result of higher volumes in Canada (64.2 MMCFD). Higher natural gas volume in Canada is primarily due to new well production and lower natural gas royalty volumes. Natural gas prices for the total Company averaged $1.92 per thousand cubic feet (MCF) in the second quarter of 2023, versus $3.90 per MCF average in the same period of 2022. Average natural gas prices in the U.S. and Canada for the second quarter of 2023 was $2.21 and $1.85 per MCF, respectively.

Six months 2023 vs. 2022
Total hydrocarbon production from Exploration and Production averaged 185,250 barrels of oil equivalent per day for the six months ended June 30, 2023, which represented a 15% increase from the 161,579 barrels per day produced for the six months ended June 30, 2022. The increase was principally due to increased production from the Khaleesi, Mormont, Samurai field development project, as well as higher production from Canada Onshore primarily due to new wells at Tupper Montney.
Average crude oil and condensate production was 103,067 barrels per day for the six months ended June 30, 2023, compared to 91,154 barrels per day for the six months ended June 30, 2022. The increase of 11,913 barrels per day was principally due to increased production from the Gulf of Mexico largely attributable to the Khaleesi, Mormont, Samurai field development project for new wells added since the second quarter of 2022 (14,487 barrels per day). In addition, Canada production was lower (1,747 barrels per day) primarily due to natural decline at Kaybob Duvernay. Eagle Ford Shale production was lower (234 barrels per day) due to normal well decline partially offset by new well production. On a worldwide basis, the Company’s crude oil and condensate prices averaged $73.65 per barrel for the six months ended June 30, 2023, compared to $102.86 per barrel in the 2022 period, and decrease of 28.4% year over year.
Total production of NGL was 11,250 barrels per day for the six months ended June 30, 2023, compared to 10,150 barrels per day in the 2022 period. The average sales price for U.S. NGL was $21.44 per barrel in 2023

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Results of Operations (Continued)
compared to $40.00 per barrel in 2022. The average sales price for NGL in Canada was $39.82 per barrel in 2023 compared to $59.23 per barrel in 2022. NGL prices are higher in Canada due to the higher value of the product at the Kaybob Duvernay and Placid Montney assets.
Natural gas production volumes averaged 425.6 MMCFD for the six months ended June 30, 2023, compared to 361.7 MMCFD in 2022. The increase of 63.9 MMCFD was primarily the result of higher volumes in Canada (55.6 MMCFD) and the Gulf of Mexico (12.6 MMCFD), partially offset by lower volumes at Eagle Ford Shale (4.3 MMCFD). The higher natural gas volumes in Canada were the result of new wells brought into production during the second quarter of 2023 and new wells added since the second quarter of 2022. Natural gas prices for the total Company averaged $2.28 per MCF for the six months ended June 30, 2023, versus $3.54 per MCF average in the same period of 2022. Average realized natural gas prices in the U.S. and Canada for the six months ended June 30, 2023 were $2.66 per MCF and $2.17 per MCF, respectively. Average realized gas prices in Canada are lower as a result of certain fixed price sales volume contracts.
Additional details about results of oil and natural gas operations are presented in the tables on pages 27 and 28.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Results of Operations (Continued)
The following table contains hydrocarbons produced during the three-month and six-month periods ended June 30, 2023 and 2022.

		Three Months Ended June 30,		Six Months Ended June 30,
(Barrels per day unless otherwise noted)		2023	2022	2023	2022
Net crude oil and condensate
United States	Onshore	26,880	26,304	23,100	23,334
	Gulf of Mexico [1]	72,022	63,427	73,850	59,363
Canada	Onshore	3,097	4,419	3,190	4,400
	Offshore	2,913	3,128	2,687	3,224
Other		212	1,383	240	833
Total net crude oil and condensate - continuing operations		105,124	98,661	103,067	91,154
Net natural gas liquids
United States	Onshore	4,328	5,178	4,243	5,006
	Gulf of Mexico [1]	6,291	4,913	6,316	4,223
Canada	Onshore	558	859	691	921
Total net natural gas liquids - continuing operations		11,177	10,950	11,250	10,150
Net natural gas – thousands of cubic feet per day
United States	Onshore	24,195	29,651	24,178	28,512
	Gulf of Mexico [1]	69,904	63,703	72,539	59,902
Canada	Onshore	352,265	288,019	328,878	273,237
Total net natural gas - continuing operations		446,364	381,373	425,595	361,651
Total net hydrocarbons - continuing operations including NCI [2,3]		190,695	173,173	185,250	161,579
Noncontrolling interest
Net crude oil and condensate – barrels per day		(5,949)	(7,962)	(6,279)	(8,044)
Net natural gas liquids – barrels per day		(204)	(319)	(218)	(303)
Net natural gas – thousands of cubic feet per day		(1,751)	(3,097)	(2,051)	(2,845)
Total noncontrolling interest [3]		(6,445)	(8,797)	(6,839)	(8,821)
Total net hydrocarbons - continuing operations excluding NCI [2,3]		184,250	164,376	178,411	152,758
1 Includes net volumes attributable to a noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1.
3 NCI – noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Results of Operations (Continued)
The following table contains the weighted average sales prices for the three-month and six-month periods ended June 30, 2023 and 2022.

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
(Weighted average Exploration and Production sales prices)
Continuing operations
Crude oil and condensate – dollars per barrel
United States	Onshore	$72.39	$110.66	$73.47	$103.39
	Gulf of Mexico [1]	73.82	109.55	73.54	102.76
Canada [2]	Onshore	68.50	100.51	71.46	96.84
	Offshore	80.14	115.65	79.26	113.46
Other		–	86.51	89.05	86.51
Natural gas liquids – dollars per barrel
United States	Onshore	16.60	38.29	19.28	38.30
	Gulf of Mexico [1]	20.16	40.46	22.89	41.95
Canada [2]	Onshore	29.90	63.99	39.82	59.23
Natural gas – dollars per thousand cubic feet
United States	Onshore	1.88	7.06	2.19	5.89
	Gulf of Mexico [1]	2.33	7.52	2.81	6.43
Canada [2]	Onshore	1.85	2.78	2.17	2.66
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
Cash Provided by Operating Activities
Net cash provided by continuing operating activities was $749.7 million for the six months ended June 30, 2023 compared to $959.2 million during the same period in 2022. The lower cash from operating activities of $209.5 million was primarily attributable to lower revenue from production ($384.8 million), payments of contingent consideration related to prior Gulf of Mexico acquisition ($139.6 million), and higher lease operating expenses ($110.1 million), partially offset by lower realized losses on derivative instruments ($323.5 million) and the timing of working capital settlements ($106.3 million). Payments of contingent consideration are shown both in “Operating Activities” and “Financing Activities” in the Company’s Consolidated Statement of Cash Flows; amounts considered as financing activities are those amounts paid up to the original estimated contingent consideration liability included in the purchase price allocation, at the time of acquisition. Any contingent consideration paid above the original estimated liability, included in the purchase price, are considered operating activities. During the six months ended June 30, 2023, the Company paid a total of $199.8 million in contingent consideration, of which $139.6 million is shown in “Operating Activities” and $60.2 million is shown in “Financing Activities” in the Company’s Consolidated Statement of Cash Flows. As of June 30, 2023, the Company has no further obligation payable for contingent consideration relating to prior Gulf of Mexico acquisitions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Financial Condition (Continued)

Cash Required by Investing Activities
Net cash required by investing activities, including amount expensed, was $694.8 million for the six months ended June 30, 2023 compared to $599.3 million during the same period in 2022. In the second quarter of 2023, the Company accrued for acquisition-related capital of $32.3 million, which consisted primarily of the final milestone payment for the Block 15-1/05 farm-in agreement in Vietnam following government approval of the development plan and lease acquisition costs for Côte d’Ivoire in offshore Africa (also see Note D). During the six months ended 2022, the Company acquired an 11.0% additional working interest in Kodiak of $46.5 million.
Total accrual basis capital expenditures are shown below.

	Six Months Ended June 30,
(Millions of dollars)	2023	2022
Capital Expenditures
Exploration and production	$688.4	$611.4
Corporate	9.9	10.5
Total capital expenditures	$698.3	$621.9
A reconciliation of “Property additions and dry hole costs” in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

	Six Months Ended June 30,
(Millions of dollars)	2023	2022
Property additions and dry hole costs per cash flow statements	$694.8	$552.8
Acquisition of oil and gas properties	–	46.5
Geophysical and other exploration expenses	20.0	16.3
Capital expenditure accrual changes and other	(16.5)	6.3
Total capital expenditures	$698.3	$621.9
The increase in capital expenditures in the exploration and production business in six months ended June 30, 2023 compared to the same period in 2022 was primarily attributable to development drilling activities at Eagle Ford Shale assets, development drilling at Samurai and St. Malo fields in the Gulf of Mexico, and exploration drilling at Chinook #7, Oso #1 and Longclaw #1 within the Gulf of Mexico. Costs associated with Chinook #7 were expensed to dry hole costs in the second quarter of 2023 as the Company determined there were non- commercial hydrocarbons present. In the first quarter of 2023, drilling of the Oso #1 well was temporarily suspended prior to reaching the objective. The Company plans to return to the well in the third quarter of 2023.
Cash Required by Financing Activities
Net cash required by financing activities was $176.6 million for the six months ended June 30, 2023 compared to $447.5 million during the same period in 2022. In 2023, the cash used in financing activities was principally for the payment of contingent consideration related to prior Gulf of Mexico acquisitions ($60.2 million) as discussed in the “Cash Provided by Operating Activities” section, cash dividends to shareholders of $0.55 per share ($85.9 million) and distributions to the non-controlling interest in the Gulf of Mexico ($16.0 million).
As of June 30, 2023 and in the event it is required to fund investing activities from borrowings, the Company has $769.6 million available on its committed RCF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)
Financial Condition (Continued)

Working Capital
As of June 30, 2023, working capital (total current assets less total current liabilities) amounted to a net working capital liability of $165.4 million, $120.1 million lower than December 31, 2022, with the favorable decrease primarily attributable to lower other accrued liabilities ($307.8 million), partially offset with higher accounts payable ($40.3 million), higher operating lease liabilities ($37.9 million) and a lower cash balance ($122.6 million). Lower accrued liabilities were primarily due to payments made for contingent consideration obligation from prior Gulf of Mexico acquisitions, payments for abandonment activities and incentive payments made during the six months ended June 30, 2023. Higher accounts payable was primarily due to increased drilling and completions activities and an increase in current payables for abandonment activities, partially offset by the decrease in unrealized losses on derivative instruments (commodity price swaps and collars), as there were no commodity derivative instrument contracts outstanding during 2023. Higher current operating lease liabilities were associated with scheduled rate increases for a drilling vessel resulting in additional amounts being reclassified from long-term to current operating lease liabilities.
Capital Employed
At June 30, 2023, long-term debt of $1,823.5 million had increased by $1.1 million compared to December 31, 2022, primarily as a result of normal debt issuance cost amortization. The total of the fixed-rate notes had a weighted average maturity of 7.2 years and a weighted average coupon of 6.1%.
A summary of capital employed at June 30, 2023 and December 31, 2022 follows.

	June 30, 2023		December 31, 2022
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$1,823.5	25.8%	$1,822.4	26.7%
Murphy shareholders' equity	5,234.3	74.2%	4,994.8	73.3%
Total capital employed	$7,057.8	100.0%	$6,817.2	100.0%
Cash and invested cash are maintained in several operating locations outside the U.S. As of June 30, 2023, cash and cash equivalents held outside the U.S. included U.S. dollar equivalents of approximately $76.9 million, the majority of which was held in Mexico ($21.1 million), Canada ($20.8 million), U.K. ($11.8 million), Brunei ($8.8 million) and Spain ($8.2 million). In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods. Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S.
On July 31, 2023 the Company entered into a purchase and sale agreement to sell a portion of our operated non-core Kaybob Duvernay assets and all of our non-operated Placid Montney assets, located in Alberta, Canada for net cash consideration of C$150 million. The transaction is anticipated to close in the third quarter of 2023, subject to closing conditions and adjustments.
Accounting changes and recent accounting pronouncements – see Note B to the Consolidated Financial Statements

Outlook
Prices for the Company’s primary products are often volatile. The price of crude oil is primarily affected by the levels of supply and demand for energy. As discussed in the Summary section on page 23, lower average crude oil price during the second quarter of 2023 directly impacts the Company’s product revenue from sales. NYMEX WTI pricing for recent and comparable periods was as follows: Q2 2023 $73.78; Q1 2023 $76.13; Q2 2022 $108.41. As of close on August 1, 2023 the NYMEX WTI forward curve prices for the remainder of 2023 and 2024 were lower at $80.68 and $76.93 per barrel, respectively; however, we cannot predict what impact economic factors (including, but not limited to, inflation, global conflicts and possible economic recession) may have on future commodity pricing. Lower prices, should they occur, will result in lower profits and operating cash flows. For the third quarter of 2023, production is expected to average between 188.0 and 196.0 thousand barrels of oil equivalents (MBOEPD), excluding noncontrolling interest.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

The Company’s capital expenditure spend for 2023 is expected to be between $950.0 million and $1,025.0 million, excluding noncontrolling interest. Capital and other expenditures are routinely reviewed and planned capital expenditures may be adjusted to reflect differences between budgeted and forecast cash flow during the year. Capital expenditures may also be affected by asset purchases or sales, which often are not anticipated at the time a budget is prepared. The Company will primarily fund its capital program in 2023 using operating cash flow and available cash. If oil and/or natural gas prices weaken, actual cash flow generated from operations could be reduced such that capital spending reductions are required and/or borrowings under available credit facilities might be required during the year to maintain funding of the Company’s ongoing development projects.
The Company plans to utilize surplus cash (not planned to be used by operations, investing activities, dividends or payment to noncontrolling interests), including proceeds from the Company’s divestiture of a portion of our operated non-core Kaybob Duvernay assets and all of our non-operated Placid Montney assets, in accordance with the Company’s capital allocation framework designed to allow for additional shareholder returns and debt reduction. Details of the framework can be found in the “Capital Allocation Framework” section of the Company’s Form 8-K filed on August 4, 2022.
The Company continues to monitor the impact of commodity prices on its financial position and is currently in compliance with the covenants related to the RCF (see Note E).
As of August 1, 2023, the Company has entered into forward fixed-price delivery contracts to manage risk associated with certain future oil and natural gas sales prices as follows:

			Volumes (MMcf/d)	Price/Mcf	Remaining Period
Area	Commodity	Type			Start Date	End Date
Canada	Natural Gas	Fixed price forward sales	250	C$2.35	7/1/2023	12/31/2023
Canada	Natural Gas	Fixed price forward sales	162	C$2.39	1/1/2024	12/31/2024
Canada	Natural Gas	Fixed price forward sales	25	US$1.98	7/1/2023	10/31/2024
Canada	Natural Gas	Fixed price forward sales	15	US$1.98	11/1/2024	12/31/2024

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS (CONTINUED)

Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified through the inclusion of words such as “aim”, “anticipate”, “believe”, “drive”, “estimate”, “expect”, “expressed confidence”, “forecast”, “future”, “goal”, “guidance”, “intend”, “may”, “objective”, “outlook”, “plan”, “position”, “potential”, “project”, “seek”, “should”, “strategy”, “target”, “will” or variations of such words and other similar expressions. These statements, which express management’s current views concerning future events, results and plans, are subject to inherent risks, uncertainties and assumptions (many of which are beyond our control) and are not guarantees of performance. In particular, statements, express or implied, concerning the Company’s future operating results or activities and returns or the Company's ability and decisions to replace or increase reserves, increase production, generate returns and rates of return, replace or increase drilling locations, reduce or otherwise control operating costs and expenditures, generate cash flows, pay down or refinance indebtedness, achieve, reach or otherwise meet initiatives, plans, goals, ambitions or targets with respect to emissions, safety matters or other ESG (environmental/social/governance) matters, make capital expenditures or pay and/or increase dividends or make share repurchases and other capital allocation decisions are forward-looking statements. Factors that could cause one or more of these future events, results or plans not to occur as implied by any forward-looking statement, which consequently could cause actual results or activities to differ materially from the expectations expressed or implied by such forward-looking statements, include, but are not limited to: macro conditions in the oil and gas industry, including supply/demand levels, actions taken by major oil exporters and the resulting impacts on commodity prices; increased volatility or deterioration in the success rate of our exploration programs or in our ability to maintain production rates and replace reserves; reduced customer demand for our products due to environmental, regulatory, technological or other reasons; adverse foreign exchange movements; political and regulatory instability in the markets where we do business; the impact on our operations or market of health pandemics such as COVID-19 and related government responses; other natural hazards impacting our operations or markets; any other deterioration in our business, markets or prospects; any failure to obtain necessary regulatory approvals; any inability to service or refinance our outstanding debt or to access debt markets at acceptable prices; or adverse developments in the U.S. or global capital markets, credit markets, banking system or economies in general. For further discussion of factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement, see “Risk Factors” in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) and on page 40 of this Form 10-Q report, and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K that we file, available from the SEC’s website and from Murphy Oil Corporation’s website at http://ir.murphyoilcorp.com. Investors and others should note that we may announce material information using SEC filings, press releases, public conference calls, webcasts and the investors page of our website. We may use these channels to distribute material information about the Company; therefore, we encourage investors, the media, business partners and others interested in the Company to review the information we post on our website. The information on our website is not part of, and is not incorporated into, this report. Murphy Oil Corporation undertakes no duty to publicly update or revise any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risks associated with interest rates, prices of crude oil, natural gas and petroleum products, and foreign currency exchange rates. As described in Note L to this Form 10-Q report, Murphy, at times, makes use of derivative financial and commodity instruments to manage risks associated with existing or anticipated transactions.
There were no derivative commodity contracts in place at June 30, 2023.
There were no derivative foreign exchange contracts in place at June 30, 2023.

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
During the quarter ended June 30, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
August 3, 2023
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