Form 10-K
period 2023-12-31
MURPHY OIL CORP
filed 2024-02-23
CIK 717423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (as of June 30, 2023) – $4,406,165,207.
Number of shares of Common Stock, $1.00 Par Value, outstanding at January 31, 2024 was 152,755,027.
Documents incorporated by reference:

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 08, 2024 have been incorporated by reference in Part III herein.

MURPHY OIL CORPORATION
2023 FORM 10-K
i

PART I

Item 1. BUSINESS
Summary
Murphy Oil Corporation is a global oil and gas exploration and production company, with both onshore and offshore operations and properties. As used in this report, the terms Murphy, Murphy Oil, we, our, its and Company may refer to Murphy Oil Corporation or any one or more of its consolidated subsidiaries.
The Company was originally incorporated in Louisiana in 1950 as Murphy Corporation. It was reincorporated in Delaware in 1964, at which time it adopted the name Murphy Oil Corporation. In 2013, the U.S. downstream business was separated from Murphy Oil Corporation’s oil and gas exploration and production business. For reporting purposes, Murphy’s exploration and production activities are subdivided into three geographic segments, including the United States, Canada and all other countries. Additionally, the Corporate segment includes interest income, interest expense, foreign exchange effects, corporate risk management activities and administrative costs not allocated to the exploration and production segments. The Company’s corporate headquarters are located in Houston, Texas.
As part of the Company’s underlying operations, the Company is continually monitoring its greenhouse gas (GHG) emissions and impact on the environment as well as other social and environmental aspects of its business. See Sustainability on page 10.
In addition to the following information about each business activity, data about Murphy’s operations, properties and business segments, including revenues by class of products and financial information by geographic area, are provided on pages 32 through 45, 74 through 76, 77 through 78, 98 through 100, and 103 through 118 of this Form 10-K report.
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
During 2023, Murphy’s principal exploration and production activities were conducted in the United States by wholly-owned Murphy Exploration & Production Company – USA (Murphy Expro USA) and its subsidiaries, in Canada by wholly-owned Murphy Oil Company Ltd. and its subsidiaries and in Australia, Brazil, Brunei, Côte d’Ivoire, Mexico and Vietnam by wholly-owned Murphy Exploration & Production Company – International (Murphy Expro International) and its subsidiaries. Murphy’s operations and production in 2023 were in the United States, Canada and Brunei.
Unless otherwise indicated, all references to the Company’s offshore U.S. and total oil, natural gas liquids and natural gas production and sales volumes and proved reserves include a noncontrolling interest in MP Gulf of Mexico, LLC (MP GOM; see further details below).
Murphy’s worldwide 2023 production on a barrel of oil equivalent basis (six thousand cubic feet of natural gas equals one barrel of oil) was 192,640 barrels of oil equivalent per day, an increase of 10.0% compared to 2022.
For further details on business execution, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” starting on page 32. For further details on 2023 production and sales volume see pages 35 to 36.
United States
In the United States, Murphy produces crude oil, natural gas liquids and natural gas primarily from fields in the Gulf of Mexico and in the Eagle Ford Shale area of South Texas. The Company produced 108,084 barrels of crude oil and natural gas liquids per day and approximately 96 MMCF of natural gas per day in the U.S. in 2023. These amounts represented 94.0% of the Company’s total worldwide oil and natural gas liquids and 20.6% of worldwide natural gas production volumes.

PART I
Item 1. Business - Continued
Offshore
The Company holds rights to approximately 600 thousand gross acres in the Gulf of Mexico. During 2023, approximately 73% of total U.S. hydrocarbon production was produced at fields in the Gulf of Mexico, of which approximately 90% was derived from ten fields, including St. Malo, Samurai, Khaleesi, Mormont, Cascade and Chinook, Kodiak, Lucius, Neidermeyer, Marmalard and Front Runner. Total average daily production in the Gulf of Mexico in 2023 was 79,397 barrels of crude oil and natural gas liquids and 70 MMCF of natural gas. At December 31, 2023, Murphy had total proved reserves for Gulf of Mexico fields of 132.3 million barrels of oil and natural gas liquids and 100.7 billion cubic feet of natural gas.
Onshore
The Company holds rights to approximately 133 thousand gross acres in South Texas in the Eagle Ford Shale unconventional oil and natural gas play. During 2023, approximately 27% of total U.S. hydrocarbon production was produced in the Eagle Ford Shale. Total 2023 production in the Eagle Ford Shale area was 28,641 barrels of oil and liquids per day and 25.7 MMCF per day of natural gas. At December 31, 2023, the Company’s proved reserves for the U.S. Onshore business totaled 130 million barrels of liquids and 192.4 billion cubic feet of natural gas.
Canada
In Canada, the Company holds working interests in Tupper Montney (100% owned), Kaybob Duvernay (operated) and two non-operated offshore assets – the Hibernia and Terra Nova fields, located offshore Newfoundland in the Jeanne d’Arc Basin. During 2023 the Company sold a portion of its working interest in Kaybob Duvernay and our entire 30% non-operated working interest in Placid Montney.
Onshore
Murphy has approximately 139 thousand gross acres of Tupper Montney mineral rights located in northeast British Columbia. In addition, the Company holds a 70% operated working interest in Kaybob Duvernay lands in Alberta. The Company has approximately 165 thousand gross acres of Kaybob Duvernay mineral rights. Daily production in 2023 in Onshore Canada averaged 3,618 barrels of liquids and 370 MMCF of natural gas, which included production from our divested Placid Montney of 274 barrels of liquids and 3 MMCF of natural gas. Total Onshore Canada proved liquids and natural gas reserves at December 31, 2023, were approximately 16.4 million barrels and 2.2 trillion cubic feet, respectively.
Offshore
The Company holds a non-operated interest in approximately 133 thousand gross acres offshore Canada. Murphy has a 6.5% working interest in Hibernia Main, a 4.3% working interest in Hibernia South Extension and an 18% working interest in Terra Nova.
Oil production in 2023 was 2,780 barrels of oil per day for Hibernia.
In 2023, the Terra Nova asset life extension project was completed and production restarted at the end of November. Production is expected to ramp up over the coming months. Total oil production in 2023 was 240 barrels of oil per day for Terra Nova.
Total proved reserves for offshore Canada at December 31, 2023 were approximately 22.3 million barrels of liquids and 14.8 billion cubic feet of natural gas.
Brazil
The Company holds a 20% non-operated working interest in nine blocks in the offshore regions of the Sergipe-Alagoas Basin (SEAL) in Brazil (SEAL-M-351, SEAL-M-428, SEAL-M-430, SEAL-M-501, SEAL-M-503, SEAM-M-505, SEAL-M-573, SEAL-M-575 and SEAL-M-637).
Murphy has a 100% working interest in three blocks in the Potiguar Basin (POT-M-857, POT-M-863 and POT-M-865).
Murphy’s total acreage position in Brazil as of December 31, 2023 is approximately 2.5 million gross acres, offsetting several major discoveries. There are no well commitments.

PART I
Item 1. Business - Continued
Brunei
The Company has a working interest of 8.051% in Block CA-1 as of December 31, 2023.
Oil production in 2023 was 250 barrels of oil per day for Brunei.
Total proved reserves for our Jagus East discovery in Block CA-1 at December 31, 2023 were approximately 0.3 million barrels of liquids and 188 million cubic feet of natural gas. Block CA-1 covers 2 thousand gross acres.
Mexico
Murphy holds a 40% working interest and is the operator of Block 5 in the deepwater Salina Basin. The block covers approximately 623 thousand gross acres, with water depths ranging from 2,300 to 3,500 feet (700 to 1,100 meters). The license contract is currently in the first additional exploration period, which expires in May 2025 and has no outstanding commitments. In 2022, an exploration well was drilled and did not find commercial hydrocarbons.
Vietnam
The Company holds an interest in 7.3 million gross acres, consisting of a 65% working interest in blocks 144 and 145; and a 40% interest in Block 15-1/05 and Block 15-2/17. The Company is operator of each of the three Production Sharing Contracts (PSCs).
Block 15-1/05 contains the Lac Da Vang (LDV) discovered field in the Cuu Long Basin where the Declaration of Commerciality was made in January 2019, and the field Outline Development Plan was approved by Petrovietnam in August 2019. The Lac Da Trang (LDT) 1X exploration well, the last remaining commitment of the PSC, was completed in April 2019. In 2023, the Company received government approval of the field development plan and the Board of Directors of the Company (the Board) sanctioned the project. The Company anticipates drilling an exploration well in 2024.
In Block 15-2/17, the Company completed its seismic study program, which included 3D seismic reprocessing. In 2024 the Company anticipates drilling an exploration commitment well.
In blocks 144 and 145, the Company acquired 2D seismic in 2013 and undertook seabed surveys in 2015 and 2016. The Company will be seeking an extension to complete the remaining seismic commitment.
Total proved reserves for Vietnam at December 31, 2023 were approximately 12.1 million barrels of liquids and 2.8 billion cubic feet of natural gas.
Côte d’Ivoire
During the second quarter of 2023, Murphy signed PSCs as operator in five deepwater blocks in the Tano Basin offshore Côte d’Ivoire in Africa. The five blocks have a total area of 1.5 million gross acres, with Murphy initially holding a 90% working interest in four blocks and 85% working interest in the fifth block. Société Nationale d’Opérations Pétrolières de la Côte d’Ivoire holds the remaining working interest for each block.
Commitments for the initial exploration periods across the five blocks consist of seismic reprocessing. Block CI-103 includes the Paon discovery, appraised with multiple wells by a previous operator. The PSC for this block also includes a commitment to submit a field development plan for this discovery by the end of 2025.

PART I
Item 1. Business - Continued
Proved Reserves
Total proved reserves for crude oil, natural gas liquids and natural gas as of December 31, 2023 are presented in the following table.

	Proved Reserves
	All Products	Crude Oil	Natural Gas Liquids	Natural Gas [4]

Proved Developed Reserves:	(MMBOE)	(MMBBL)		(BCF)
United States	223.2	163.7	24.1	212.4
Onshore	109.4	70.3	16.3	136.7
Offshore [1]	113.8	93.4	7.8	75.7
Canada	202.0	22.3	1.8	1,066.7
Onshore	183.4	6.0	1.8	1,053.0
Offshore	18.6	16.3	—	13.7
Other	0.3	0.3	—	0.2
Total proved developed reserves	425.5	186.3	25.9	1,279.3
Proved Undeveloped Reserves:
United States	87.9	64.3	10.2	80.7
Onshore	52.7	35.8	7.6	55.7
Offshore [2]	35.2	28.5	2.6	25.0
Canada	213.5	13.1	1.5	1,193.4
Onshore	207.3	7.1	1.5	1,192.3
Offshore	6.2	6.0	—	1.1
Other	12.6	12.1	—	2.8
Total proved undeveloped reserves	314.0	89.5	11.7	1,276.9
Total proved reserves [3]	739.5	275.8	37.6	2,556.2
1 Includes proved developed reserves of 12.8 MMBOE, consisting of 11.7 million barrels of oil (MMBBL) oil, 0.5 MMBBL NGLs and 3.8 BCF natural gas, attributable to the noncontrolling interest in MP GOM.
2 Includes proved undeveloped reserves of 2.7 MMBOE, consisting of 2.3 MMBBL oil, 0.1 MMBBL NGLs and 1.5 BCF natural gas, attributable to the noncontrolling interest in MP GOM.
3  Includes proved reserves of 15.5 MMBOE, consisting of 14.0 MMBBL oil, 0.6 MMBBL NGLs and 5.3 BCF natural gas, attributable to the noncontrolling interest in MP GOM.
4 Includes proved natural gas reserves to be consumed in operations as fuel of 71.3 BCF, 41.9 BCF and 2.8 BCF for the U.S. Canada and Other, respectively, with 1.2 BCF attributable to the noncontrolling interest in MP GOM.

PART I
Item 1. Business - Continued
Murphy Oil’s 2023 total proved reserves and proved undeveloped reserves are reconciled from 2022 as presented in the table below:

(Millions of oil equivalent barrels) [1]	Total Proved Reserves	Total Proved Undeveloped Reserves
Beginning of year	715.4	279.4
Revisions of previous estimates	(13.3)	(3.7)
Extensions and discoveries	112.6	111.2
Improved recovery	0.4	0.4
Conversions to proved developed reserves	–	(73.3)
Sale of properties	(5.2)	–
Production	(70.4)	–
End of year [2]	739.5	314.0
1 For purposes of these computations, natural gas sales volumes are converted to equivalent barrels of oil using a ratio of six thousand cubic feet (MCF) of natural gas to one barrel of oil.
2 Includes 15.5 MMBOE and 2.7 MMBOE for total proved and proved undeveloped reserves, respectively, attributable to the noncontrolling interest in MP GOM.
During 2023, Murphy’s total proved reserves increased by 24.1 million barrels of oil equivalent (MMBOE). The increase in reserves principally relates to extensions of 86.4 MMBOE in Onshore Canada, 11.7 MMBOE in the Eagle Ford Shale, 12.6 MMBOE in Vietnam, 1.1 MMBOE in the Gulf of Mexico, and 0.9 MMBOE in Offshore Canada. These revisions were offset by production of 70.4 MMBOE in 2023, performance and price related reductions of 11.4 MMBOE in the Eagle Ford Shale and 1.9 MMBOE in the Gulf of Mexico, and disposition of 5.2 MMBOE in Onshore Canada.
Murphy’s total proved undeveloped reserves at December 31, 2023 increased 34.6 MMBOE from a year earlier. The proved undeveloped reserves reported in the table as extensions and discoveries during 2023 were predominantly attributable to four areas: the U.S. Gulf of Mexico, the Eagle Ford Shale in South Texas, Tupper Montney in Onshore Canada and Offshore Vietnam. The U.S. and Canadian assets had active development work ongoing during the year, while the Tupper Montney had increased capital allocations and the Lac Da Vang development project in Vietnam was sanctioned. The majority of proved undeveloped reserves associated with revisions of previous estimates was the result of performance adjustments in Tupper Montney and the Eagle Ford Shale and negative price revisions in the U.S. Onshore and U.S. Offshore fields, and were substantially offset by positive price revisions in Tupper Montney from decreased royalty rates and decelerated royalty incentive payouts arising from lower commodity prices. The majority of the proved undeveloped reserves migration to the proved developed category are attributable to drilling in Tupper Montney, the Gulf of Mexico, and the Eagle Ford Shale and the completion of the Terra Nova field life extension project in Offshore Canada. Other proved undeveloped increases resulted from sanctioned development plans for the Longclaw field in the Gulf of Mexico and Lac Da Vang field in Vietnam.
The Company spent approximately $704 million in 2023 to convert proved undeveloped reserves to proved developed reserves. In the next three years, the Company expects to spend a range of approximately $450 million to $700 million per year to move current undeveloped proved reserves to the developed category. The anticipated level of spending in 2024 primarily includes drilling and development in the Gulf of Mexico, Eagle Ford Shale, Tupper Montney and Vietnam areas.
At December 31, 2023, proved reserves are included for several development projects, including oil developments in the Eagle Ford Shale in South Texas, deepwater Gulf of Mexico, Kaybob Duvernay in Onshore Canada and Lac Da Vang in Vietnam; as well as natural gas developments in Tupper Montney in Onshore Canada. Total proved undeveloped reserves associated with various development projects at December 31, 2023 were approximately 314.0 MMBOE, which represents 42% of the Company’s total proved reserves.
Certain development projects have proved undeveloped reserves that will take more than five years to bring to production. The Company currently operates deepwater fields in the Gulf of Mexico that have two undeveloped locations that exceed this five-year window. Total reserves associated with the two locations amount to less than 1% of the Company’s total proved reserves at year-end 2023. The development of certain reserves extends

PART I
Item 1. Business - Continued
beyond five years due to limited well slot availability, thus making it necessary to wait for depletion of other wells prior to initiating further development of these locations or behind-pipe completions with significant capital costs that categorize them as undeveloped.
Murphy Oil’s Reserves Processes and Policies
All estimates of reserves are made in compliance with SEC Rule 4-10 of Regulation S-X, which states that “proved oil and gas reserves are those quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible —from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations.” Proved reserves estimates will generally be revised only as additional geologic or engineering data become available or as economic conditions change. Moreover, estimates of proved reserves may be revised as a result of future operations, effects of regulation by governmental agencies or geopolitical or economic risks. Therefore, the proved reserves included in this report are estimates only and should not be construed as being exact quantities, and if recovered, could be more or less than the estimated amounts.
Murphy has established both internal and external controls for estimating proved reserves that follow the guidelines set forth by the SEC for oil and gas reporting. Crude oil and condensate, natural gas liquids (NGL) and natural gas reserve estimates are developed or reviewed by Qualified Reserves Estimators (“QREs”). QREs are technical professionals embedded within the asset teams. QRE qualification generally requires a minimum of five years of practical experience in petroleum engineering or petroleum production geology, with at least three years of such experience being in the estimation and evaluation of reserves, and either a bachelors or advanced degree in petroleum engineering, geology or other discipline of engineering or physical science from a college or university of recognized stature, or the equivalent thereof from an appropriate government authority or professional organization. Larger business units of the Company also employ Regional Reserves Coordinators who coordinate and provide oversight of the reserve submissions to senior management and the Corporate Reserves group. Murphy provides annual training to all Company reserves estimators to ensure SEC requirements associated with reserves estimation and Form 10-K reporting are fulfilled.
Proved reserves are consolidated and reported through the Corporate Reserves group. Murphy’s General Manager Corporate Reserves (Reserves General Manager) leads the Corporate Reserves group that also includes Corporate Reserve engineers and support staff, all of which are independent of the Company’s oil and gas operational management and technical personnel. The Reserves General Manager joined Murphy in 2020 and has more than 32 years of industry experience. He has a Bachelor of Science in Mechanical Engineering and is also a licensed Professional Engineer in the State of Texas. The Reserves General Manager reports to the Executive Vice President and Chief Financial Officer and makes annual presentations to the Board about the Company’s reserves. The Reserves Manager and the Corporate Reserve engineers review and discuss reserves estimates directly with the Company’s technical staff in order to make every effort to ensure compliance with the rules and regulations of the SEC.
The Reserves General Manager coordinates and oversees the third-party audits which are performed annually. In 2023, third party audits were conducted for proved reserves covering 96.6% of total proved reserves. All audits conducted during this period were within the established +/- 10.0% tolerance.
Ryder Scott Company (“Ryder Scott”) performed audits for certain reserve estimates of Murphy’s U.S. fields as of December 31, 2023. The Ryder Scott summary report is filed as an exhibit to this Annual Report on Form 10-K. The team lead for Ryder Scott has over 21 years of industry experience, joining Ryder Scott over 18 years ago. He is a registered Professional Engineer in the State of Texas.
McDaniel & Associates (“McDaniel”) performed audits for certain reserve estimates of our Canadian fields as of December 31, 2023. The McDaniel summary report is filed as an exhibit to this Annual Report on Form 10-K. The two technical advisors for McDaniel both have over 17 years of experience in the estimation and evaluation of reserves with McDaniel. Both are registered Professional Engineers with the Association of Professional Engineers and Geoscientists of Alberta.
Gaffney, Cline & Associates Pte Ltd (“GaffneyCline”) performed audits for certain reserve estimates of our Vietnam fields as of December 31, 2023. The GaffneyCline summary report is filed as an exhibit to this Annual Report on Form 10-K. The team lead for GaffneyCline has over 40 years of industry experience, joining GaffneyCline over 19 years ago.

PART I
Item 1. Business - Continued
To ensure accuracy and security of reported reserves, the proved reserves estimates are coordinated in industry-standard software with access controls for approved users. In addition, Murphy complies with internal controls concerning the various business processes related to reserves.
More information regarding Murphy’s estimated quantities of proved reserves of crude oil, natural gas liquids and natural gas for the last three years are presented by geographic area on pages 105 through 112 of this Form 10-K report. Murphy currently has no oil and natural gas reserves from non-traditional sources. Murphy has not filed and is not required to file any estimates of its total proved oil or natural gas reserves on a recurring basis with any federal or foreign governmental regulatory authority or agency other than the SEC. Annually, Murphy reports gross reserves of properties operated in the United States to the U.S. Department of Energy; such reserves are derived from the same data from which estimated proved reserves of such properties are determined.
Crude oil, condensate and natural gas liquids production and sales, and natural gas sales by geographic area with weighted average sales prices for each of the three years ended December 31, 2023 are shown on page 34 of this Form 10-K report.
Production expenses for the last three years in U.S. dollars per equivalent barrel are discussed beginning on page 38 of this Form 10-K report.
Supplemental disclosures relating to oil and natural gas producing activities are reported on pages 103 through 118 of this Form 10-K report.

PART I
Item 1. Business - Continued
Acreage and Well Count
At December 31, 2023, Murphy held leases, concessions, contracts or permits on developed and undeveloped acreage as shown by geographic area in the following table. Gross acres are those in which all or part of the working interest is owned by Murphy. Net acres are the portions of the gross acres attributable to Murphy’s interest.

		Developed		Undeveloped		Total
Area (Thousands of acres)		Gross	Net	Gross	Net	Gross	Net
United States	Onshore	111	97	22	22	133	119
	Gulf of Mexico	59	26	541	288	600	314
Total United States		170	123	563	310	733	433

Canada	Onshore	129	105	175	138	304	243
	Offshore	105	12	28	1	133	13
Total Canada		234	117	203	139	437	256

Mexico		–	–	623	249	623	249
Brazil		–	–	2,453	1,110	2,453	1,110
Brunei		2	–	–	–	2	–
Vietnam		–	–	7,324	4,571	7,324	4,571
Côte d’Ivoire		–	–	1,489	1,332	1,489	1,332
Totals		406	240	12,655	7,711	13,061	7,951
Certain acreage held by the Company will expire in the next three years.
Scheduled expirations in 2024 include 4,521 thousand net acres in Vietnam, 52 thousand net acres in in the Gulf of Mexico and 6 thousand net acres in Onshore Canada. Murphy has applied for and anticipates receiving lease extensions in Vietnam.
Acreage currently scheduled to expire in 2025 include 249 thousand net acres in Mexico, 75 thousand net acres in Brazil, 6 thousand net acres in the Gulf of Mexico and 1 thousand net acres in Onshore Canada.
Scheduled expirations in 2026 include 27 thousand net acres in the Gulf of Mexico and 6 thousand net acres in Offshore Canada.

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
The following table shows the number of oil and natural gas wells producing or capable of producing at December 31, 2023.

		Oil Wells		Natural Gas Wells
		Gross	Net	Gross	Net
Country
United States	Onshore	1,184	949	30	4
	Gulf of Mexico	80	36	14	6
Total United States		1,264	985	44	10
Canada	Onshore	20	14	342	326
	Offshore	48	5	—	—
Total Canada		68	19	342	326
Totals		1,332	1,004	386	336
Murphy’s net wells drilled and completed in the last three years are shown in the following table.

	United States		Canada		Other		Totals
	Productive	Dry	Productive	Dry	Productive	Dry	Productive	Dry
2023
Exploration	–	1.3	–	–	–	–	–	1.3
Development	34.1	–	15.1	–	–	–	49.2	—
2022
Exploration	–	–	–	–	–	0.6	–	0.6
Development	29.1	–	22.1	–	–	–	51.2	–
2021
Exploration	–	0.1	–	–	–	–	–	0.1
Development	27.9	–	14.6	–	–	–	42.5	–
Murphy’s drilling wells in progress at December 31, 2023 are shown in the following table. The year-end well count includes wells awaiting various completion operations.

		Exploration		Development		Total
		Gross	Net	Gross	Net	Gross	Net
Country
United States	Onshore	–	–	6.0	1.3	6.0	1.3
	Gulf of Mexico	1.0	0.1	3.0	0.8	4.0	0.9
Canada	Onshore	–	–	11.0	11.0	11.0	11.0
	Offshore	–	–	–	–	–	–
Totals		1.0	0.1	20.0	13.1	21.0	13.2

PART I
Item 1. Business - Continued
Sustainability
Environment and Climate Change
We understand that our industry, and the use of our products, create emissions – which raise climate change concerns. At the same time, access to affordable, reliable energy is essential to improving the world’s quality of life and the functioning of the global economy. We believe that as the energy economy transitions, oil and gas will continue to play a vital role in the long-term energy mix.
We are committed to reducing our GHG emissions and are focused on understanding and mitigating our climate change risks. To guide our climate change strategy, Murphy has adopted a climate change position, and we are setting meaningful emissions reduction goals. The Company has established a GHG emissions intensity reduction target of 15% to 20% by 2030 from our 2019 level, excluding our discontinued and divested Malaysia operations. In addition, we have endorsed the goal of eliminating routine flaring by 2030, under the current World Bank definition of routine flaring.
Murphy recognizes that emissions are only one element of our total environmental footprint. Protecting natural resources is also an important factor in our overall sustainability efforts. See our 2023 Sustainability Report, located on the Company’s website, for details.
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
U.S. Bureau of Ocean Energy Management (BOEM) and the U.S. Bureau of Safety and Environmental Enforcement (BSEE) requirements. BOEM and BSEE have regulations applicable to lessees in federal waters that impose various safety, permitting and certification requirements applicable to exploration, development and production activities in the Gulf of Mexico and also require lessees to have substantial U.S. assets and net worth or post bonds or other acceptable financial assurance that the regulatory obligations will be met. These include, in the Gulf of Mexico, well design, well control, casing, cementing, real-time monitoring and subsea containment, among other items. Under applicable requirements, BOEM evaluates the financial strength and reliability of lessees and operators active on the U.S. Outer Continental Shelf, including the Gulf of Mexico. If the BOEM determines that a company does not have the financial ability to meet its decommissioning and other obligations, that company will be required to post additional financial security as assurance.
Air emissions and climate change. The U.S. Clean Air Act and comparable state laws and regulations govern emissions of various air pollutants through the issuance of permits and other authorization requirements. Since 2009, the U.S. Environmental Protection Agency (EPA) has been monitoring and regulating GHG emissions, including carbon dioxide and methane, from certain sources in the oil and gas sector due to their association with climate change. In addition, international climate efforts, including the 2015 “Paris Agreement” and the

PART I
Item 1. Business - Continued
recent Conferences of the Parties of the UN Framework Convention on Climate Change (COP26, COP27, and COP28, respectively), have resulted in commitments from many countries to reduce GHG emissions and have called for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs.
Murphy is currently required to report GHG emissions from its U.S. operations in the Gulf of Mexico and onshore in south Texas and in its Canadian onshore business in British Columbia and Alberta. In Canada, Murphy is subject to GHG regulations and resultant carbon pricing programs specific to the jurisdiction of operation. Any limitations or further regulation of GHG, such as a cap and trade system, technology mandate, emissions tax, or expanded reporting requirements, could cause the Company to restrict operations, curtail demand for hydrocarbons generally, and/or cause costs to increase. Examples of cost increases include costs to operate and maintain facilities, install pollution emission controls and administer and manage emissions trading programs.
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
Health and Safety
Murphy’s commitment to safety is strong, and so are our actions to protect our workforce and communities. Our employees are our most valuable asset. Murphy strives to achieve incident-free operations through continuous improvement processes managed by the Company’s Health, Safety, Environment (HSE) Management System, which engages all personnel, contractors and partners associated with Murphy operations and facilities, and provides a consistent method for integrating HSE concepts into our procedures and programs. We work hard to build a culture of safety across our organization, with regular training, exercise drills and key targeted safety initiatives.
Safety. The Company is subject to the requirements of the U.S. Occupational Safety and Health Act (OSHA) and comparable foreign and state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information regarding hazardous materials used or produced in Murphy’s operations be maintained and provided to employees, state and local government authorities and citizens. In Canada, the Company is subject to Federal Occupational Health and Safety Legislation, the provincially-administered Occupational Health and Safety Act (Alberta), the Workers Compensation Act (British Columbia) and the Workplace Hazardous Materials Information System.

Environmental, Social and Governance (ESG) Disclosure
We publish an annual sustainability report according to internationally recognized ESG reporting frameworks and standards, including Sustainability Accounting Standards Board, Task Force on Climate-related Financial Disclosures (TCFD), Global Reporting Initiative, Ipieca and American Petroleum Institute.
As this is an area of continual improvement across our industry, we strive to update our disclosures in line with operating developments and with emerging best practice ESG reporting standards. In 2023, we published our fifth annual sustainability report, located on the Company’s website.

PART I
Item 1. Business - Continued
Human Capital Management
At Murphy, we believe in providing energy that empowers people, and that is what our 725 employees do every day. As of December 31, 2023, we had 438 office-based employees and 287 field employees, all of whom are guided by our mission, vision, values and behaviors. Together with the Executive Leadership Team, the Vice President, Human Resources and Administration, who reports directly to our Chief Executive Officer, is responsible for developing and executing our human capital management strategy. This includes the attraction, recruitment, development and engagement of talent to deliver on our strategy, the design of employee compensation, health and welfare benefits, and talent programs. We focus on the following factors in order to implement and develop our human capital strategy:
•Employee Compensation Programs
•Employee Performance and Feedback
•Talent Development and Training
•Diversity, Equity and Inclusion
•Health and Welfare Benefits
The Board receives related updates from the Vice President, Human Resources and Administration on a regular basis including the review of compensation, benefits, succession and talent development, along with diversity, equity and inclusion.
Employee Compensation Programs
Our purpose, to empower people, includes tying a portion of our employees’ pay to performance in a variety of ways, including incentive compensation and performance-based bonus programs, while maintaining the best interest of stockholders. We benchmark for market practices, and regularly review our compensation and hiring acceptance rates against the market to ensure competitiveness to attract and retain the best talent. We believe our current practices align our employees’ compensation with the interests of our stockholders, and support our focus on cash flow generation, capital return and environmental stewardship. For further detail on the Company’s compensation framework please see the Compensation Discussion and Analysis section of the forthcoming Proxy Statement relating to the Annual Meeting of Stockholders on May 8, 2024.
Employee Performance and Feedback
We are committed to efforts to enhance our employees’ professional growth and development through feedback that utilizes our internal performance management system (Murphy Performance Management - MPM). The purpose of the MPM process is to show our commitment to the development of all employees and to better align rewards with Company and individual performance. The goals of the MPM process are the following:
•Drive behavior to align with the Company’s mission, vision, values and behaviors
•Develop employee capabilities through effective feedback and coaching
•Maintain a process that is consistent throughout the organization to measure employee performance that is tied to Company and stockholder interests
All employees’ performance is evaluated at least annually through self-assessments that are reviewed in discussions with supervisors. Employees’ performance is evaluated on various key performance indicators set annually, including behaviors that support our mission, vision, values and contributions toward executing our Company’s goals/business strategy.
Talent Development and Training
Employees are able to participate in continuous training and development, with the goal of equipping them for success and providing increased opportunities for growth. Through our digital platform, My Murphy Learning, employees now have access to LinkedIn Learning with more than 15,000 courses, Continuing Education Unit (CEU) credit and certification opportunities, and access to expert instructors. We also administer mandatory compliance training for our employees through My Murphy Learning with a 100% utilization. Finally, we provide a tuition reimbursement program for those who choose to acquire additional knowledge to increase their effectiveness in their present position or to prepare for career advancement.

PART I
Item 1. Business - Continued
To enhance employees’ commitment to the Company’s Scorecard and understanding of annual incentive plans, three training courses were introduced covering the following topics: (1) Free Cash Flow and return metrics; (2) Lease Operating Expenses (LOE) and General and Administrative; and (3) Total Recordable Incident Rate, Spill Rate and Emissions. These training opportunities, in particular, enhanced the business acumen of our employee base, as well as brought renewed focus to how we measure success.
We strive to empower our leadership with programs that offer career advancement for experienced and emerging leaders. Over eighty managers participated in leadership programs, from a top rated business school, addressing focus areas such as strategic agility, enterprise thinking, building high-performing teams and enhancing trust.
We encourage employee engagement and solicit feedback through internal surveys and our employee-led Ambassador program to gain insights into workplace experiences. Employees are provided opportunities to raise suggestions and collaborate with leadership to improve programs and increase their alignment with Murphy’s mission, vision, values and behaviors.
To monitor the effectiveness of our human capital investment and development programs, we track voluntary turnover. This data is shared on a regular basis with our Executive Leadership Team, who use it in addition to other pertinent data to develop our human capital strategy. In 2023, our voluntary employee turnover rate was 6.0%.
Health and Welfare Benefits
We believe that doing our part to aid in maintaining the health and welfare of our employees is a critical element in Murphy’s achieving success. As such, we provide our employees and their families with a comprehensive set of subsidized benefits that are competitive and aligned to Murphy’s mission, vision, values and behaviors. We also believe that the well-being of our employees is enhanced when they can give back to their local communities or charities either through the Company Matching Gift Program, “Impact – Murphy Makes a Difference” Program or on their own and receive a Company match for donations.
Finally, we offer an Employee Assistance Program that provides confidential assistance to employees and their immediate family members for mental and physical well-being, as well as legal and financial issues. We also maintain an Ethics Hotline that is available to all our employees to report, anonymously if desired, any matter of concern. Communications to the hotline, which is facilitated by an independent third party, are routed to appropriate functions, Human Resources, Law or Compliance, for investigation and resolution.
Diversity, Equity and Inclusion
We are committed to fostering work environments that value diversity, equity and inclusion (DE&I). This commitment includes providing equal access to and participation in programs and services without regard to race, creed, religion, color, national origin, disability, sex (including pregnancy), sexual orientation, gender identity, veteran status, age or stereotypes or assumptions based thereon. We also support interest-based groups such as sports, hobbies and charity volunteering. We welcome our employees’ differences, experiences and beliefs and we are investing in a more productive, engaged, diverse and inclusive workforce. The Board receives DE&I updates on demographic data, strategic partnerships, recruiting strategies and programs from the Vice President, Human Resources and Administration on a regular cadence.
We seek input and program recommendations from our DE&I Committee and through the sponsorship of our Vice President, Human Resources and Administration. Our DE&I Committee consists of diverse employees at various levels from across the organization that share a passion for DE&I. Our Board currently includes three directors who are women, with at least one woman on each committee. Our Nominating and Governance Committee is actively focused on DE&I issues as part of its overall mandate.

Female Representation (U.S. and International)	December 31, 2023
Executive and Senior Level Managers	21%
First- and Mid-Level Managers	22%
Professionals	33%
Other (Administrative Support and Field)	7%
Total	22%

PART I
Item 1. Business - Continued

Minority [1] Representation (U.S.-Based Only)	December 31, 2023
Executive and Senior Level Managers	32%
First- and Mid-Level Managers	28%
Professionals	42%
Other (Administrative Support and Field)	30%
Total	35%
1 As defined by the U.S. Equal Employment Opportunity Commission.
We believe that it is important we attract employees with diverse backgrounds where we operate and are focusing on attracting and retaining women and minorities in our workforce ensuring a vibrant talent pipeline.

Website Access to SEC Reports
Murphy Oil’s internet address is http://www.murphyoilcorp.com. The information contained on the Company’s Website is not part of, or incorporated into, this report on Form 10-K.
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

PART I
Item 1A. RISK FACTORS
The Company faces risks in the normal course of business and through global, regional and local events that could have an adverse impact on its reputation, operations, and financial performance. The Board exercises oversight of the Company’s enterprise risk management program, which includes strategic, operational and financial matters, as well as compliance and legal risks. The Board receives updates annually on the risk management processes.
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
•the ability of the members of the Organization of the Petroleum Exporting Countries (OPEC) and certain non-OPEC members, for example, Russia, to agree to maintain or adjust production levels;
•the production levels of non-OPEC countries, including, amongst others, production levels in the shale plays in the United States;
•political instability or armed conflict in oil and gas producing regions, such as the Russia-Ukraine conflict and Israeli-Palestinian conflict;
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
•the occurrence or threat of epidemics or pandemics, such as the outbreak of COVID-19, or any government response to such occurrence or threat which may lower the demand for hydrocarbon fuels;
•domestic and foreign governmental regulations and taxes, including further legislation requiring, subsidizing or providing tax benefits for the use or generation of alternative energy sources and fuels; and
•general economic conditions worldwide, including inflationary conditions and related governmental policies and interventions.
West Texas Intermediate (WTI) crude oil prices averaged $77.62 per barrel in 2023, compared to $94.23 in 2022 and $67.91 in 2021. Certain U.S. and Canadian crude oils are priced from oil indices other than WTI, and these indices are influenced by different supply and demand forces than those that affect WTI prices. The most

PART I
Item 1A. Risk Factors - Continued
common crude oil indices used to price the Company’s crude include Mars, WTI Houston (MEH), Heavy Louisiana Sweet (HLS) and Brent.
The average New York Mercantile Exchange (NYMEX) natural gas sales price was $2.53 per million British Thermal Units (MMBTU) in 2023, compared to $6.38 in 2022 and $3.84 in 2021. The Company also has exposure to the Canadian benchmark natural gas price, Alberta Energy Company (AECO), which averaged C$2.64 per MCF in 2023, compared to C$5.31 in 2022 and C$3.63 in 2021. The Company has entered into certain forward fixed price contracts as detailed in the Outlook section beginning on page 51 and spot contracts providing exposure to other market prices at specific sales points such as Malin (Oregon, U.S.) and Dawn (Ontario, Canada).
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
•Lower oil and natural gas prices could lead to an inability to access, renew, or replace credit facilities, and could also impair access to other sources of funding as these mature, potentially negatively impacting our liquidity.
•Lower prices for oil and natural gas could cause the Company to lower its dividend because of lower cash flows.
See Note K for additional information on the derivative instruments used to manage certain risks related to commodity prices.
Murphy’s commodity price risk management may limit the Company’s ability to fully benefit from potential future price increases for oil and natural gas.
The Company, from time to time, enters into various contracts to protect its cash flows against lower oil and natural gas prices. To the extent that the Company enters into these contracts and in the event that prices for oil and natural gas increase in future periods, the Company will not fully benefit from the price improvement on all production. See Note K for additional information on the derivative instruments used to manage certain risks related to commodity prices.

PART I
Item 1A. Risk Factors - Continued
Operational Risk Factors
Murphy operates in highly competitive environments which could adversely affect it in many ways, including its profitability, cash flows and its ability to grow.
Murphy operates in the oil and gas industry and experiences competition from other oil and gas companies, which include major integrated oil companies, independent producers of oil and gas, and state-owned foreign oil companies. Many of the major integrated and state-owned oil companies and some of the independent producers that compete with the Company have substantially greater resources than Murphy.
In addition, the oil industry as a whole competes with other industries in supplying energy requirements around the world. Within the industry, Murphy competes for, among other things, valuable acreage positions, exploration licenses, drilling equipment and talent.
Exploration drilling results can significantly affect the Company’s operating results.
The Company drills exploratory wells which subjects its exploration and production operating results to exposure to dry hole expense, which has in the past, and may in the future, adversely affect our results of operations. The Company plans to continue assessing exploration activities as part of its overall strategy. In 2023, the Company participated in three exploration wells. The Longclaw #1 well (Green Canyon 433), located in the Gulf of Mexico, resulted in a commercial discovery while the Oso #1 (Atwater Valley 138) and Chinook #7 (Walker Ridge 425) wells, located in the Gulf of Mexico, failed to encounter commercial hydrocarbons. Additionally, the Company expensed previously suspended costs associated with the 2019 Cholula-1EXP well which was determined to be non-commercial. The Company has budgeted $120 million for its 2024 exploration program, which includes drilling two operated wells in Vietnam and two non-operated wells in the Gulf of Mexico.
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
Proved reserves of crude oil, natural gas liquids, and natural gas included in this report on pages 103 through 112 have been prepared according to the SEC guidelines by qualified company personnel or qualified independent engineers based on an unweighted average of crude oil, NGL and natural gas prices in effect at the beginning of each month of the respective year as well as other conditions and information available at the time the estimates were prepared. Estimation of reserves is a subjective process that involves professional judgment by engineers about volumes to be recovered in future periods from underground oil and natural gas reservoirs. Estimates of economically recoverable crude oil, NGL and natural gas reserves and future net cash flows depend upon a number of variable factors and assumptions, and consequently, different engineers could arrive at different estimates of reserves and future net cash flows based on the same available data and using industry accepted engineering practices and scientific methods. In 2023, 96.6% of the proved reserves were audited by third-party auditors.
Murphy’s actual future oil and natural gas production may vary substantially from its reported quantity of proved reserves due to a number of factors, including:
•Oil and natural gas prices which are materially different from prices used to compute proved reserves;
•Operating and/or capital costs which are materially different from those assumed to compute proved reserves;

PART I
Item 1A. Risk Factors - Continued
•Future reservoir performance which is materially different from models used to compute proved reserves; and
•Governmental regulations or actions which materially impact operations of a field.
The Company’s proved undeveloped reserves represent significant portions of total proved reserves. As of December 31, 2023, and including noncontrolling interests, approximately 32% of the Company’s crude oil and condensate proved reserves, 31% of natural gas liquids proved reserves and 50% of natural gas proved reserves are undeveloped. The ability of the Company to reclassify these undeveloped proved reserves to the proved developed classification is generally dependent on the successful completion of one or more operations, which might include further development drilling, construction of facilities or pipelines and well workovers.
The discounted future net revenues from our proved reserves as reported on pages 116 and 117 should not be considered as the market value of the reserves attributable to our properties. As required by U.S. generally accepted accounting principles (GAAP), the estimated discounted future net revenues from our proved reserves are based on an unweighted average of the oil and natural gas prices in effect at the beginning of each month during the year. Actual future prices and costs may be materially higher or lower than those used in the reserves computations.
In addition, the 10% discount factor that is required to be used to calculate discounted future net revenues for reporting purposes under GAAP is not necessarily the most appropriate discount factor based on our cost of capital, the risks associated with our business and the risk associated with the industry in general.
Murphy is reliant on certain third party infrastructure to develop projects and operations.
The Company relies on the availability and capacity of infrastructure, such as transportation and processing facilities, and equipment that are often owned and operated by others. These third-party systems, facilities, and equipment may not always be available to the Company and, if available, may not be available at a price that is acceptable to the Company. The unavailability or high cost of such equipment or infrastructure could adversely affect our ability to establish and execute exploration and development plans within budget and on a timely basis, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our inability to access appropriate equipment and infrastructure in a timely manner and on acceptable terms may hinder our access to oil and natural gas markets or delay our oil and natural gas production.
Murphy is sometimes reliant on joint venture partners for operating assets, and/or funding development projects and operations.
Certain of the Company’s major oil and natural gas producing properties are operated by others. Therefore, Murphy does not fully control all activities at certain of its revenue generating properties. During 2023, approximately 18% of the Company’s total production was at fields operated by others, while at December 31, 2023, approximately 13% of the Company’s total proved reserves were at fields operated by others.
Some of Murphy’s development projects entail significant capital expenditures and have long development cycle times. As a result, the Company’s partners must be able to fund their share of investment costs through the development cycle, through cash flow from operations, external credit facilities, or other sources, including financing arrangements. Murphy’s partners are also susceptible to certain of the risk factors noted herein, including, but not limited to, commodity prices, fiscal regime changes, government project approval delays, regulatory changes, credit downgrades and regional conflict. If one or more of these factors negatively impacts a project operator’s or partners’ cash flows or ability to obtain adequate financing, or if an operator of our projects fails to adequately perform operations or fulfill its obligations under the applicable agreements, it could result in a delay or cancellation of a project, resulting in a reduction of the Company’s reserves and production, which negatively impacts the timing and receipt of planned cash flows and expected profitability.

PART I
Item 1A. Risk Factors - Continued
Murphy’s business is subject to operational hazards, severe weather events, physical security risks and risks normally associated with the exploration and production of oil and natural gas, which could become more significant as a result of climate change.
The Company operates in a variety of locales, including urban, remote, and sometimes inhospitable, areas around the world. The occurrence of an event, including but not limited to acts of nature such as hurricanes, floods, earthquakes (and other forms of severe weather), mechanical equipment failures, industrial accidents, fires, explosions, acts of war, civil unrest, piracy and acts of terrorism could result in the loss of hydrocarbons and associated revenues, environmental pollution or contamination, personal injury, (including death), and property damages for which the Company could be deemed to be liable and which could subject the Company to substantial fines and/or claims for punitive damages. This risk extends to actions and operational hazards of other operators in the industry, which may also impact the Company.
The location of many of Murphy’s key assets causes the Company to be vulnerable to severe weather, including hurricanes, tropical storms and extreme temperatures. Many of the Company’s offshore fields are in the U.S. Gulf of Mexico, where hurricanes and tropical storms can lead to shutdowns and damages. The U.S. hurricane season runs from June through November. Moreover, scientists have predicted that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that increase significant weather events, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If such effects were to occur, our operations could be adversely affected. Although the Company maintains insurance for such risks, due to policy deductibles and possible coverage limits, weather-related risks to our operations are not fully insured. For additional details on insurance, see Risk Factors, “General Risk Factors – Murphy’s insurance may not be adequate to offset costs associated with certain events, and there can be no assurance that insurance coverage will continue to be available in the future on terms that justify its purchase.”
In addition, certain customer and supplier assets, such as storage terminals, processing facilities, refineries and pipelines, are located in areas that may be prone to severe weather events, including hurricanes, winter storms, floods and major tropical storms, all of which may be exacerbated by climate change. Severe weather events that significantly affect facilities belonging to such customers or suppliers may reduce demand for our products and interrupt our ability to bring products to market and may therefore materially and adversely affect our results of operations, cash flows and financial condition, even if our own facilities escape significant damage.
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
The risks associated with hydraulic fracturing operations include, but are not limited to, underground migration or surface spillage due to releases of oil, natural gas, formation water or well fluids, as well as any related surface or groundwater contamination, including from petroleum constituents or hydraulic fracturing chemical additives. Ineffective containment of surface spillage and surface or groundwater contamination resulting from hydraulic fracturing operations, including from petroleum constituents or hydraulic fracturing chemical additives, could result in environmental pollution, remediation expenses, and third-party claims alleging damages, which could adversely affect the Company’s financial condition and results of operations. In addition, hydraulic fracturing requires significant quantities of water; the wastewater from oil and natural gas operations is often disposed of through underground injection. Certain increased seismic activities have been linked to underground water injection. Any diminished access to water for use in the hydraulic fracturing process, any inability to properly dispose of wastewater, or any further restrictions placed on wastewater, could curtail the Company’s operations due to regulatory initiatives or natural constraints such as drought or otherwise result in operational delays or increased costs.
Murphy is subject to numerous environmental, health and safety laws and regulations, and such existing and any potential future laws and regulations may result in material liabilities and costs.
The Company’s operations are subject to various international, foreign, national, state, provincial and local environmental, health and safety laws, regulations, governmental actions and permit requirements, including

PART I
Item 1A. Risk Factors - Continued
related to the generation, storage, handling, use, disposal and remediation of petroleum products, wastewater and hazardous materials; the emission and discharge of such materials to the environment, including methane and other GHG emissions; wildlife, habitat and water protection; water access, use and disposal; the placement, operation and decommissioning of production equipment; the health and safety of our employees, contractors and communities where our operations are located, including indigenous communities; and the causes and impacts of climate change. The laws, regulations, governmental actions and permit requirements are subject to frequent change and have tended to become stricter over time and at times may be motivated by political considerations. They can impose permitting and financial assurance obligations, as well as operational controls and/or siting constraints on our business, and can result in additional capital and operating expenditures. For example, in December 2023, the U.S. EPA announced its final rule regulating methane and volatile organic compounds emissions in the oil and gas industry which, among other things, requires periodic inspections to detect leaks (and subsequent repairs), places stringent restrictions on venting and flaring of methane, and establishes a program whereby third-parties can monitor and report large methane emissions to the EPA. In addition, it is possible in the future, that certain regulatory bodies such as the Railroad Commission of Texas may enact regulation that bans or reduces flaring for U.S. Onshore operations, and certain regulatory bodies in Canada may decide to revoke permits or pause the issuance of permits as a result of non-compliance with, or litigation related to, environmental, health and safety laws and regulations. Compliance with such regulations could result in capital investment which would reduce the Company’s net cash flows and profitability.
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
The Company primarily uses hydraulic fracturing in the Eagle Ford Shale in South Texas and in Kaybob Duvernay and Tupper Montney in Western Canada. Texas law imposes permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations, as well as public disclosure of certain information regarding the components used in the hydraulic fracturing process. Regulations in the provinces of British Columbia and Alberta also govern various aspects of hydraulic fracturing activities under their jurisdictions. It is possible that Texas, other states in which we may conduct fracturing in the future, the U.S., Canadian provinces and certain municipalities may adopt further laws or regulations which could render the process unlawful, less effective or drive up its costs. If any such action is taken in the future, the Company’s production levels could be adversely affected, or its costs of drilling and completion could be increased. Once new laws and/or regulations have been enacted and adopted, the costs of compliance are appraised.
In addition, the U.S. Bureau of Ocean Energy Management (BOEM) and the U.S. Bureau of Safety and Environmental Enforcement (BSEE) have regulations applicable to lessees in federal waters that impose various safety, permitting and certification requirements applicable to exploration, development and production activities in the Gulf of Mexico, and also require lessees to have substantial U.S. assets and net worth or post bonds or other acceptable financial assurance that the regulatory obligations will be met. These include, in the Gulf of Mexico, well design, well control, casing, cementing, real-time monitoring, and subsea containment, among other items. Under applicable requirements, BOEM evaluates the financial strength and reliability of lessees and operators active on the U.S. Outer Continental Shelf. If the BOEM determines that a company does not have the financial ability to meet its decommissioning and other obligations, that company will be required to post additional financial security as assurance.
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

PART I
Item 1A. Risk Factors - Continued
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
Activism may continue to increase regardless of whether the current presidential administration in the U.S. is perceived to be following, or actually follows, through on the current president’s campaign commitments to promote decreased fossil fuel exploration and production in the U.S., including as a result of the administration’s environmental and climate change executive orders described earlier in this 10-K. Our need to incur costs associated with responding to these initiatives or complying with any resulting new legal or regulatory requirements resulting from these activities that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations. In addition, a change in public sentiment regarding the oil and gas industry could result in a reduction in the demand for our products or otherwise affect our results of operations or financial condition.
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
Murphy usually must spend and risk a significant amount of capital to find and develop reserves before revenue is generated from production. Although most capital needs are funded from operating cash flow, the timing of cash flows from operations and capital funding requirements may not always coincide, and the levels of cash flow generated by operations may not fully cover capital funding requirements, especially in periods of low commodity prices. Therefore, the Company maintains financing arrangements with lending institutions to meet certain funding needs. The Company periodically renews these financing arrangements based on foreseeable financing needs or as they expire. In November 2022, the Company entered into an $800 million revolving credit facility (RCF). The RCF is a senior unsecured guaranteed facility and will expire in November 2027. As of December 31, 2023, the Company had no outstanding borrowings under the RCF. See Note F for further details on the RCF.
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
Since 2022, the Company undertook several actions to reduce overall debt. Murphy plans to continue with the Company’s deleveraging initiatives, but there can be no assurance that these efforts will be successful and, if not, the Company’s financial conditions and prospects could be adversely affected. See Note F for information regarding the Company’s outstanding debt as of December 31, 2023.
Murphy’s operations could be adversely affected by changes in foreign exchange rates.
The Company’s worldwide operational scope exposes it to risks associated with foreign currencies. Most of the Company’s business is transacted in U.S. dollars, and therefore the Company and most of its subsidiaries are U.S. dollar functional entities for accounting purposes. However, the Canadian dollar is the functional currency for all Canadian operations. This exposure to currencies other than the U.S. dollar functional currency can lead to impacts on consolidated financial results from foreign currency translation. On occasions, the Canadian business may hold assets or incur liabilities denominated in a currency which is not Canadian dollars which could lead to exposure to foreign exchange rate fluctuations. See also Note K for additional information on derivative contracts.
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
The Company often experiences pressure on its operating and capital expenditures in periods of strong crude oil and natural gas prices because an increase in exploration and production activities due to high oil and natural gas sales prices generally leads to higher demand for, and consequently higher costs for, goods and services in the oil and gas industry. In addition, periods of inflationary pressure in the wider economy, as seen during 2022, can also lead to a similar increase in the cost of goods and services for the Company. Murphy has a dedicated procurement department focused on managing supply chain and input costs. Murphy also has certain transportation, processing and production handling services costs fixed through long-term contracts and commitments and therefore is partly protected from the increasing price of services. However, from time to time, Murphy will seek to enter new commitments, exercise options to extend contracts and retender contracts for rigs and other industry services which could expose Murphy to the impact of higher prices.

PART I
Item 1A. Risk Factors - Continued
The Company is exposed to credit risks associated with (i) sales of certain of its products to customers, (ii) joint venture partners and (iii) other counterparties.
Murphy is exposed to credit risk in three principal areas:
•Accounts receivable credit risk from selling its produced commodity to customers;
•Joint venture partners related to certain oil and natural gas properties operated by the Company. These joint venture partners may not be able to meet their financial obligation to pay for their share of capital and operating costs as they become due
•Counterparty credit risk related to forward price commodity hedge contracts to protect the Company’s cash flows against lower oil and natural gas prices
The inability of a purchaser of the Company’s produced commodity, a joint venture partner of the Company, or counterparty in a forward price commodity hedge to meet their respective payment obligations to the Company could have an adverse effect on Murphy’s future earnings and cash flows.
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
If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 or other pandemic, our operations will likely be impacted and decrease our ability to produce oil, natural gas liquids and natural gas. We may be unable to perform fully on our commitments and our costs may increase as a result of the COVID-19 or other outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.
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
We are subject to income- and non-income-based taxes in the United States under federal, state and local jurisdictions and in the foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our tax liabilities could be affected by numerous factors, such as changes in tax, accounting and other laws, regulations, administrative practices, principles and interpretations, the mix and level or earnings in a given taxing jurisdiction or our ownership or capital structure. For example, on August 16, 2022, the United States enacted the Inflation Reduction Act of 2022, which is highly complex, subject to interpretation and contains significant changes to U.S. tax law, including, but not limited to, a 15% corporate book minimum tax for taxpayers with adjusted financial statement income exceeding an average of $1 billion over three years and a 1% excise tax on certain stock repurchases made after December 31, 2022. The U.S. Department of the Treasury and the IRS are expected to release further regulations and interpretive guidance implementing the legislation contained in the Inflation Reduction Act of 2022, but the details and timing of such regulations are subject to uncertainty at this time. The tax provisions of the Inflation Reduction Act of 2022 that

PART I
Item 1A. Risk Factors - Continued
may apply to us are generally effective in 2023 or later. We continue to analyze the potential impact of the Inflation Reduction Act of 2022 on our consolidated financial statements and to monitor guidance to be issued by the U.S. Department of the Treasury. However, it is possible that further changes may be enacted to U.S. and international tax rules and regulations, including the U.S. corporate tax system, which could have a material effect on our consolidated cash taxes in the future.
We may not be able to hire or retain qualified personnel to support our operations.
The success of our operations is dependent upon our ability to hire and retain qualified and experienced personnel. Changes in public sentiment for oil and gas exploration, development, and production activities and considerations including climate change and the transition to a lower carbon economy may make it more difficult for us to attract such qualified personnel. Additionally, the cost to attract and retain qualified personnel has increased in recent years due to competition and may increase substantially in the future. If there is a decrease in the availability of qualified personnel, this may materially and adversely affect our results of operations, cash flows and financial condition.
Murphy’s sensitive information and operational technology systems and critical data may be exposed to cyber threats.
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
A cyber infrastructure failure or a successfully executed, undetected cyber attack could significantly disrupt business operations. It might lead to downtime, revenue loss, and increased costs for remediation. Additionally, the compromise, theft, or unauthorized release of critical data could damage our reputation, weaken our competitive edge, and negatively impact our financial stability. Due to the nature of cyber-attacks, breaches to our systems could go undetected for a prolonged period of time.
As the sophistication of cyber threats continues to evolve, we may be required to dedicate additional resources to continue to modify or enhance our security measures, or to investigate and remediate any vulnerabilities to cyber-attacks. In addition, laws and regulations governing, or proposed to govern, cybersecurity, data privacy and protection and the unauthorized disclosure of confidential or protected information, including legislation in domestic and international jurisdictions, pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.
Murphy’s operations and earnings have been and will continue to be affected by domestic and worldwide political developments.
From time to time, some governments intervene in the market for crude oil and natural gas produced in their countries through such actions as setting prices, determining rates of production, and controlling who may buy and sell the production.
Murphy is exposed to regulation, legislation and policies enacted by policy makers, regulators or other parties to delay or deny necessary licenses and permits to produce or transport crude oil and natural gas. As an example, following the election and inauguration of the current U.S. President in January 2021, the U.S. Secretary of the Interior issued Order No. 3395 on January 20, 2021. This order served to potentially impact the timing of issuance of oil and gas leases, lease amendments and extension, and drilling permits on federal lands and offshore waters. Following this notice, the Department of Interior has continued to approve permits, however, Murphy may experience delays in project approvals when the order is enforced. An extension or permanency of this regime could impact the options available to Murphy for future development, reserves available for production and hence future cash flows and profitability. The Company does not hold any onshore federal lands in the U.S.

PART I
Item 1A. Risk Factors - Continued
In addition, the current presidential administration has pursued other initiatives related to environmental, health and safety standards applicable to the oil and gas industry. These include an executive order in January 2021 that directed the Secretary of the Interior to halt indefinitely new oil and gas leases on federal lands and offshore waters pending a since-completed review by the Secretary of the Interior of federal oil and gas permitting and leasing practices; however, a June 2021 preliminary injunction in the U.S. District Court for the Western District of Louisiana barred the current presidential administration from implementing the pause in new federal oil and gas leases. This executive order also set forth other initiatives and goals, including procurement of carbon pollution-free electricity, elimination of fossil fuel subsidies, a carbon pollution-free power sector by 2035 and a net-zero emissions U.S. economy by 2050. Another executive order from January 2021 called for a climate change-focused review of regulations and other executive actions promulgated, issued or adopted during the prior presidential administration. In August 2022, the Inflation Reduction Act was passed by the U.S. Congress and included provisions which required the Department of Interior to hold previously announced offshore lease sales in the Gulf of Mexico and Alaska within two years. However, on December 14, 2023, the Secretary of the Interior approved the 2024-2029 National Outer Continental Shelf Oil and Gas Leasing Program, which contemplates only three potential oil and gas lease sales in the Gulf of Mexico through 2029. These developments demonstrate the uncertainty regarding the current presidential administration’s approach to oil and gas leasing and permitting.
In March 2022, the SEC proposed rules requiring disclosure of a range of climate change-related information, including, among other things, companies’ climate change risk management; short- medium- and long-term climate-related financial risks; and disclosure of Scope 1, Scope 2 and (for certain companies) Scope 3 emissions. Similar laws and regulations regarding climate change-related disclosures have been proposed or enacted in other jurisdictions, including California and the European Union. The SEC’s proposed climate disclosure rules have not yet been finalized, but implementation of the rules as proposed could be costly and time consuming.
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
Prices and availability of crude oil, natural gas and refined products could be influenced by political factors and by various governmental policies to restrict or increase petroleum usage and supply. Other governmental actions that could affect Murphy’s operations and earnings include expropriation, tax law changes, royalty increases, redefinition of international boundaries, preferential and discriminatory awarding of oil and gas leases, restrictions on drilling and/or production, restraints and controls on imports and exports, safety, and relationships between employers and employees. Governments could also initiate regulations concerning matters such as currency fluctuations, currency conversion, protection and remediation of the environment, and concerns over the possibility of global warming caused by the production and use of hydrocarbon energy. As of December 31, 2023, 1.7% of the Company’s proved reserves, as defined by the SEC, were located in countries other than the U.S. and Canada.
A number of non-governmental entities routinely attempt to influence industry members and government energy policy in an effort to limit industry activities, such as hydrocarbon production, drilling and hydraulic fracturing with the desire to minimize the emission of GHG such as carbon dioxide, which may harm air quality, and to restrict hydrocarbon spills, which may harm land and/or groundwater.
Additionally, because of the numerous countries in which the Company operates, certain other risks exist, including the application of the U.S. Foreign Corrupt Practices Act and other similar anti-corruption compliance statutes in the jurisdictions in which we operate.
It is not possible to predict the actions of governments and hence the impact on Murphy’s future operations and earnings.

PART I
Item 1A. Risk Factors - Continued
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
The issue of climate change has caused considerable attention to be directed towards initiatives to reduce global GHG emissions. The Paris Agreement and subsequent yearly “conferences of the parties” to the Paris Agreement have resulted in commitments from many countries to reduce GHG emissions and have called for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. In November and December 2023, the international community gathered in Dubai at the 28th Conference to the Parties on the UN Framework Convention on Climate Change (COP28), during which multiple announcements were made, including a global agreement that calls for transitioning away from fossil fuels, and a pledge by about 50 oil and gas producing countries to achieve near-zero methane emissions by 2030. In addition, the federal government could issue various executive orders that may result in additional laws, rules and regulations in the area of climate change. It is possible that the Paris Agreement, COP28, government executive orders and other such initiatives, including foreign, federal and state laws, rules or regulations related to GHG emissions and climate change, may reduce the demand for crude oil and natural gas globally. In addition to regulatory risk, other market and social initiatives such as public and private initiatives that aim to subsidize the development of non-fossil fuel energy sources, may reduce the competitiveness of carbon-based fuels, such as oil and natural gas. While the magnitude of any reduction in hydrocarbon demand is difficult to predict, such a development could adversely impact the Company and other companies engaged in the exploration and production business. With or without renewable-energy subsidies, the unknown pace and strength of technological advancement of non-fossil-fuel energy sources creates uncertainty about the timing and pace of effects on our business model. The Company continually monitors the global climate change agenda initiatives and plans accordingly based on its assessment of such initiatives on its business.
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

Item 1B. UNRESOLVED STAFF COMMENTS
The Company had no unresolved comments from the staff of the SEC as of December 31, 2023.

PART I
Item 1C. CYBERSECURITY
Murphy’s cybersecurity environment is led by the Company’s Information Technology (IT) group, which, in addition to cybersecurity matters, oversees the Company’s IT infrastructure. Within the IT group, the Murphy Cybersecurity Team (MCT) is responsible for monitoring and managing security of the corporate network and enterprise systems, including developing and deploying policies, technical controls, and safety protocols and responding to security threats. All members of the MCT hold globally recognized security certifications and have wide-ranging experience in cybersecurity matters. The Incident Management Team (IMT) is responsible for responding to active threats and incidents as they occur. The Chief Information Officer is a member of the IMT, and regularly provides briefings to the Chief Executive Officer, the executive leadership team, and the Audit Committee of the Board. The Audit Committee is ultimately responsible for ensuring that management has processes in place to identify and evaluate cybersecurity risks to which Murphy is exposed and to implement processes and programs to manage cybersecurity risks and mitigate any incidents. The Audit Committee also reports material cybersecurity risks to the Board. We believe this visibility and oversight structure allows the Board and executive leadership team to make timely, data-driven decisions ensuring that Murphy, its employees, investors, and partners are adequately protected.
Murphy considers its protection from cybersecurity threats to be a core component of its overall enterprise risk management system. Murphy’s cybersecurity risk management framework consists of cyber readiness, cybersecurity governance, and risk management strategy. The cybersecurity risk management framework is incorporated into the overall enterprise risk management process through policies, procedures, periodic simulations, and constant monitoring of the cybersecurity environment for new and emerging threats. The Company also requires employees to receive regular cybersecurity training and education to mitigate cybersecurity risks. To remain informed of the cybersecurity landscape, the Company collaborates with peers, third party advisors, industry groups and policymakers.
Murphy engages cybersecurity assessors, consultants, our internal auditors, and other third parties both periodically and as appropriate when cyber threats are identified. Murphy utilizes these consultants to perform forensic analysis of data published by threat actors, to monitor and scan Murphy’s systems for threat vectors, and to consult on emerging cybersecurity environment topics.
Murphy utilizes industry leading technologies that focus on continuous monitoring and analytics built on machine learning and artificial intelligence to safeguard against sophisticated cyberattacks. Deployed technologies include next generation firewalls, advanced endpoint and email protection, multi-factor authentication and Managed Detection and Response.
In addition to the monitoring and detection processes for its own IT systems, Murphy also has processes in place to identify cybersecurity threats associated with third party service providers and partners; these processes include industry information sharing groups, cybersecurity notification services, vendor risk assessments, and ongoing collaboration with federal agencies.
Murphy has not experienced any material impacts to our business, operations, or reputation due to cyberattacks or other security-related incidents. However, we recognize cyber threats are constantly evolving and are committed to cultivating a culture of security, remaining vigilant and continually improving our cybersecurity environment and controls.

PART I
Item 2. PROPERTIES
Descriptions of the Company’s oil and natural gas properties are included in Item 1 of this Form 10-K report beginning on page 1. Information required by the Securities Exchange Act Industry Guide No. 2 can be found in the Supplemental Oil and Gas Information section of this Annual Report on Form 10-K on pages 103 to 118 and in Note D beginning on page 77.

Item 3. LEGAL PROCEEDINGS
Discussion of the Company’s legal proceedings are included in Note Q beginning on page 96.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART I
Information about our Executive Officers
Present corporate office, length of service in office and age at February 1, 2024 of each of the Company’s executive officers are reported in the following listing. Executive officers are elected annually, but may be removed from office at any time by the Board.
Roger W. Jenkins – Age 62; Chief Executive Officer since 2013. Mr. Jenkins served as President from 2013 to 2024 and Chief Operating Officer from 2012 to 2013.
Eric M. Hambly – Age 49; President and Chief Operating Officer since February 2024. Mr. Hambly served as Executive Vice President, Operations from 2020 to 2023. He also served as Executive Vice President, Onshore from 2018 to 2020 and Senior Vice President, U.S. Onshore of Murphy Exploration & Production Company from 2016 to 2018.
Thomas J. Mireles – Age 51; Executive Vice President and Chief Financial Officer since 2022. Mr. Mireles was Senior Vice President, Technical Services from 2018 to 2022. Mr. Mireles also served as the Senior Vice President, Eastern Hemisphere of Murphy Exploration & Production Company from 2016 to 2018.
E. Ted Botner – Age 59; Executive Vice President, General Counsel and Corporate Secretary since February 2024. Mr. Botner served as Senior Vice President, General Counsel and Corporate Secretary from 2020 to 2023. He also served as Vice President, Law and Corporate Secretary from 2015 to 2020 and Manager, Law and Corporate Secretary from 2013 to 2015.
Daniel R. Hanchera - Age 66; Senior Vice President, Business Development since 2022. Mr. Hanchera served as Senior Vice President, Business Development of Murphy Exploration & Production Company from 2014 to 2022. He also served as Vice President, Business Development and Planning of Murphy Exploration & Production Company from 2009 to 2014.
John B. Gardner – Age 55; Vice President, Marketing and Supply Chain since 2022. Mr. Gardner was Vice President and Treasurer from 2015 to 2022 and served as Treasurer from 2013 to 2015.
Leyster L. Jumawan - Age 47; Vice President, Corporate Planning and Treasurer since 2022. Mr. Jumawan was Assistant Treasurer from 2017 to 2022.
Maria A. Martinez – Age 49; Vice President, Human Resources and Administration since 2018. Ms. Martinez was Vice President, Human Resources of Murphy Exploration & Production Company from 2013 to 2018.
Meenambigai Palanivelu - Age 50; Vice President, Sustainability since 2023. Ms. Palanivelu was Director, Sustainability from 2020 to 2023. Ms. Palanivelu also served as the General Manager, Planning and Performance from 2019 to 2020 and General Manager, Finance Operating Model Program Management Office from 2017 to 2019.
Louis W. Utsch – Age 58; Vice President, Tax since 2018.
Paul D. Vaughan – Age 57, Vice President and Controller since 2022. Mr. Vaughan was Vice President and Controller, U.S., Central and South America of Murphy Exploration & Production Company from 2017 to 2022.
Kelly L. Whitley – Age 58; Vice President, Investor Relations and Communications since 2015.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange using “MUR” as the trading symbol. There were 1,974 stockholders of record as of December 31, 2023. Information on dividends per share by quarter for 2023 and 2022 are reported on page 119 of this Form 10-K report.

Issuer Purchase of Equity Securities:
The following table summarizes repurchases of our common stock occurring in the fourth quarter 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs[2,3] (in thousands)
October 1 through October 31, 2023	–	$–	–	$525,000
November 1 through November 30, 2023	1,154,348	$43.29	1,154,348	$475,000
December 1 through December 31, 2023	572,288	$43.66	572,288	$450,000
1 Amounts exclude 1% excise tax and fees on share repurchases.
2 In August 2022, the Board authorized an initial share repurchase program of up to $300 million of the Company’s common stock. On October 30, 2023, the Company authorized an increase to the share repurchase program by an additional $300 million, bringing the total amount allowed to be repurchased under the program to $600 million. Pursuant to the share repurchase program, the Company may repurchase shares through open market purchases, privately negotiated transactions and other means in accordance with federal securities laws. This repurchase program has no time limit and may be suspended or discontinued completely at any time without prior notice as determined by the Company at its discretion.
3 Maximum approximate dollar values reported represent amounts at end of the month. During 2023, the Company repurchased 3,411,158 shares of its common stock under the share repurchase program in open-market transactions for $150.0 million, excluding taxes and fees.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Continued
SHAREHOLDER RETURN PERFORMANCE PRESENTATION
The following graph presents a comparison of cumulative five-year shareholder returns (including the reinvestment of dividends) as if a $100 investment was made on December 31, 2018 in the Company, the Standard & Poor’s 500 Stock Index (S&P 500 Index), the S&P Oil & Gas Exploration & Production Select Industry Index (XOP Index) and the Company’s peer group. XOP Index reports a comprehensive view of the oil and gas exploration and production segment of the S&P Total Market Index which is more comparable for the Company than the S&P 500 Index. Our peer group for 2023 is presented in the table below. Callon Petroleum Company, Matador Resources Company and SM Energy Company were added to Murphy’s peer group in 2023 and CNX Resources Corporation was removed. This performance information is “furnished” by the Company and is not considered as “filed” with this Form 10-K report and it is not incorporated into any document that incorporates this Form 10-K report by reference. The companies in the peer group included:

APA Corporation	Kosmos Energy Ltd.	Range Resources Corporation
Callon Petroleum Company	Marathon Oil Corporation	SM Energy Company
Coterra Energy Inc.	Matador Resources Company	Southwestern Energy Company
Devon Energy Corporation	Ovintiv Inc.	Talos Energy Inc.
Hess Corporation	PDC Energy Inc. [1]

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
MUR
Peer Group
S&P 500 Index
XOP Index

	2018	2019	2020	2021	2022	2023
Murphy Oil Corporation	100	119	56	125	210	214
Peer Group	100	108	74	147	233	220
S&P 500 Index	100	131	156	200	164	207
XOP Index	100	112	72	135	215	215
1 PDC Energy Inc. was acquired in 2023 and therefore has been excluded from the above table and graph of cumulative total return.

PART II

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with the consolidated financial statements and accompanying notes to consolidated financial statements, which are included in Item 8 of this Annual Report on Form 10-K. This MD&A includes forward-looking statements that involve certain risks and uncertainties. See Forward-Looking Statements at the end of this section and Risk Factors under Item 1A. Discussion and analysis of 2021 results and year-over-year comparisons between 2022 and 2021 are not included in this Form 10-K and can be found in Item 7 of the 2022 Annual Report on Form 10-K available via the SEC’s website at www.sec.gov and on our website at www.murphyoilcorp.com.
Murphy Oil Corporation is a worldwide oil and gas exploration and production company with both onshore and offshore operations and properties. The Company produces crude oil, natural gas and natural gas liquids primarily in the U.S. and Canada and explores for crude oil, natural gas and natural gas liquids in targeted areas worldwide. A more detailed description of the Company’s significant assets can be found in Item 1 of this Form 10-K report.
The analysis and discussion in this section includes amounts attributable to a noncontrolling interest in MP GOM, unless otherwise noted.
Significant Company financial and operational highlights during 2023 were as follows:
•Generated net income of $661.6 million and net cash provided by operating activities of $1,748.8 million;
•Produced 193 thousand barrels of oil equivalent (BOE) per day (186 thousand excluding noncontrolling interest, NCI);
•Sanctioned the Lac Da Vang field development project in Vietnam;
•Enhanced exploration portfolio with signing production sharing contracts for five blocks in Côte d’Ivoire;
•Drilled a discovery at the Longclaw #1 operated exploration well in Green Canyon 433 in the Gulf of Mexico;
•Acquired an 8% working interest in the non-operated Zephyrus discovery in the Gulf of Mexico for a purchase price of approximately $13 million, net of closing adjustments;
•Resumed operations at non-operated Terra Nova field in offshore Canada during the fourth quarter of 2023, with production ramping up through first quarter 2024;
•Advances made under the capital allocation framework1:
◦Early debt retirement of approximately $500 million, a 27% debt reduction in the year
◦Repurchased shares of common stock under the share repurchase program for $150 million, excluding excise taxes, commissions and fees
◦Increased cash dividends by 10% since the fourth quarter of 2022 to $0.275 per share, or $1.10 per share annualized
•Achieved 134% (139% excluding NCI) total proved reserve replacement with year-end proved reserves of 739.5 million barrels of oil equivalent (724.0 million excluding NCI).

1 Details of the capital allocation framework can be found as part of the Company’s Form 8-K filed on August 4, 2022. On October 30, 2023, the initial share repurchase program of $300 million of the Company’s common stock was increased by an additional $300 million, bringing the total amount allowed to be repurchased under the program to $600 million.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Murphy’s continuing operations generate revenue by producing crude oil, natural gas liquids, and natural gas in the United States and Canada and then selling these products to customers. The Company’s revenue is affected by the prices of crude oil, natural gas and natural gas liquids. In order to make a profit and generate cash in its exploration and production business, revenue generated from the sales of oil and natural gas produced must exceed the combined costs of producing these products and expenses related to exploration, administration and capital borrowing from lending institutions and note holders.
For the year ended December 31, 2023, the Company’s net income from continuing operations was $725.2 million, a decrease of $415.6 million compared to 2022. Lower net income from continuing operations was largely driven by lower revenues and other income ($472.5 million), higher lease operating expenses ($105.1 million) and higher exploration expenses ($101.6 million), partially offset by lower other operating expense ($91.0 million) and lower income tax expense ($113.5 million). Lower revenues and other income resulted from overall lower pricing partially offset by overall higher sales volumes and lower losses on derivative instruments. Higher lease operating expenses were related to higher sales volumes as well as additional costs for workover and maintenance activities at Gulf of Mexico operations. Higher exploration costs were the result of dry hole expense for the Chinook #7 (Walker Ridge 425) and Oso #1 (Atwater Valley 138) exploration wells, that did not find commercial hydrocarbons in the Gulf of Mexico, the purchase of seismic data for Côte d’Ivoire, and the expensing of previously suspended exploration costs for the Cholula-1EXP well in Mexico. No losses were recorded in 2023 on derivative instruments as no fixed price derivative swaps or collar contracts were in effect during the period. Lower other expenses were due to lower contingent consideration adjustments relating to prior acquisitions in the Gulf of Mexico. Lower income tax expense was the result of lower pre-tax income.
For the year ended December 31, 2023, total hydrocarbon production was 192,640 barrels of oil equivalent per day, an increase of 10% compared to 2022. The increase was principally due to new well production volumes in the Gulf of Mexico from the Khaleesi, Mormont, Samurai field development project, new well production from Tupper Montney and lower royalty rates, partially offset by lower production volumes at other fields in the Gulf of Mexico due to additional downtime.

Results of Operations
Murphy’s Net income (loss) by type of business and geographic segment is presented below.

(Millions of dollars)	2023	2022	2021
Exploration and production
United States	$905.1	$1,521.9	$766.3
Canada	41.6	134.2	(16.1)
Other International	(65.5)	(77.0)	(33.5)
Total exploration and production	881.2	1,579.1	716.7
Corporate and other	(156.0)	(438.3)	(668.0)
Income from continuing operations	725.2	1,140.8	48.7
Loss from discontinued operations [1]	(1.5)	(2.1)	(1.2)
Net income including noncontrolling interest	723.7	1,138.7	47.5
Net income attributable to noncontrolling interest	62.1	173.7	121.2
Net income attributable to Murphy	$661.6	$965.0	$(73.7)
1 The Company has presented its former U.K. and U.S. refining and marketing operations as discontinued operations in its consolidated financial statements.

E&P Continuing Operations: 2023 vs 2022
The following section of Exploration and Production (E&P) continuing operations excludes the Corporate segment, unless otherwise noted.
Please also refer to Schedule 6 – Results of Operations for Oil and Natural Gas Producing Activities in the Supplemental Oil and Natural Gas Information section for additional supporting tables.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
The following are summarized income statements for E&P continuing operations.

(Millions of dollars)	2023	2022	2021
Revenues and other income
Revenue from production	$3,376.6	$4,038.5	$2,801.2
Sales of purchased natural gas	72.2	181.7	–
Other income	8.0	26.7	17.5
Total revenues and other income	3,456.8	4,246.9	2,818.7
Cost and Expenses
Lease operating expenses	784.4	679.3	539.5
Severance and ad valorem taxes	42.8	57.0	41.2
Transportation, gathering and processing	233.0	212.7	187.0
Costs of purchased natural gas	51.7	172.0	–
Depreciation, depletion and amortization	850.5	763.9	782.1
Impairments of assets	–	–	189.3
Accretion of asset retirement obligations	46.0	46.2	46.6
Total exploration expenses	234.8	133.1	69.0
Selling and general expenses	37.7	44.5	43.6
Other	56.9	141.8	31.0
Results of operations before taxes	1,119.0	1,996.4	889.4
Income tax provisions	237.8	417.3	172.7
Results of operations (excluding Corporate segment) [1]	$881.2	$1,579.1	$716.7
1 Includes results attributable to a noncontrolling interest in MP GOM.

Pricing
The following table contains the weighted average sales prices for the three years ended December 31, 2023.

(Weighted average sales prices)	2023	2022	2021
Crude oil and condensate – dollars per barrel
United States - Onshore	$76.96	$96.00	$66.90
United States - Offshore [1]	77.38	94.21	66.93
Canada - Onshore [2]	72.84	89.88	61.79
Canada - Offshore [2]	84.20	107.47	71.39
Other [2]	86.60	94.37	69.21
Natural gas liquids – dollars per barrel
United States - Onshore	$19.69	$33.85	$26.97
United States - Offshore [1]	21.94	36.01	29.14
Canada - Onshore [2]	35.87	55.65	40.18
Natural gas – dollars per thousand cubic feet
United States - Onshore	$2.26	$6.04	$3.83
United States - Offshore [1]	2.78	6.97	3.67
Canada - Onshore [2]	2.06	2.76	2.43
1  Prices include the effect of noncontrolling interest in MP GOM.
2 U.S. dollar equivalent.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
The following table contains benchmark prices relevant to the Company for the three years ended December 31, 2023.

(Average price for the period)	2023	2022	2021
Oil and NGLs
WTI ($/BBL)	$77.62	$94.23	$67.91
Natural gas
NYMEX ($/MMBTU)	2.53	6.38	3.84
AECO (C$/MCF)	2.64	5.31	3.63

Production Volumes
The following table contains hydrocarbons produced during the three years ended December 31, 2023. For further discussion on volumes, please see Revenues from Production section on page 37.

(Barrels per day unless otherwise noted)	2023	2022	2021
Net crude oil and condensate
United States - Onshore	24,070	24,437	25,655
United States - Offshore [1]	73,473	65,411	60,717
Canada - Onshore	2,937	4,005	5,312
Canada - Offshore	3,020	2,812	3,765
Other	250	700	256
Total net crude oil and condensate	103,750	97,365	95,705
Net natural gas liquids
United States - Onshore	4,617	5,181	5,092
United States - Offshore [1]	5,924	4,597	4,176
Canada - Onshore	681	903	1,117
Total net natural gas liquids	11,222	10,681	10,385
Net natural gas – thousands of cubic feet per day
United States - Onshore	25,863	29,050	28,565
United States - Offshore [1]	70,239	63,380	61,240
Canada - Onshore	369,906	310,230	277,790
Total net natural gas	466,008	402,660	367,595
Total net hydrocarbons - including NCI [2,3]	192,640	175,156	167,356
Noncontrolling interest
Net crude oil and condensate – barrels per day	(6,210)	(7,452)	(8,623)
Net natural gas liquids – barrels per day	(220)	(280)	(303)
Net natural gas – thousands of cubic feet per day	(2,089)	(2,468)	(3,236)
Total noncontrolling interest [2,3]	(6,778)	(8,143)	(9,465)
Total net hydrocarbons - excluding NCI [2,3]	185,862	167,013	157,891
Estimated total proved net hydrocarbon reserves - million equivalent barrels [3,4]	739.5	715.4	716.9
1 Includes net volumes attributable to a noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1.
3 NCI – noncontrolling interest in MP GOM.
4 December 31, 2023, 2022 and 2021, include 15.5 MMBOE, 18.2 MMBOE and 18.4 MMBOE, respectively, relating to noncontrolling interest.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Sales Volumes
The following table contains hydrocarbons sold during the three years ended December 31, 2023. For further discussion on volumes, please see Revenues from Production section on page 37.

(Barrels per day unless otherwise noted)	2023	2022	2021
Net crude oil and condensate
United States - Onshore	24,070	24,437	25,655
United States - Offshore [1]	73,373	64,840	60,544
Canada - Onshore	2,937	4,005	5,312
Canada - Offshore	2,559	3,002	3,559
Other	349	663	195
Total net crude oil and condensate	103,288	96,947	95,265
Net natural gas liquids
United States - Onshore	4,617	5,181	5,092
United States - Offshore [1]	5,924	4,597	4,176
Canada - Onshore	681	903	1,117
Total net natural gas liquids	11,222	10,681	10,385
Net natural gas – thousands of cubic feet per day
United States - Onshore	25,863	29,050	28,565
United States - Offshore [1]	70,239	63,380	61,240
Canada - Onshore	369,906	310,230	277,790
Total net natural gas	466,008	402,660	367,595
Total net hydrocarbons - including NCI [2,3]	192,178	174,738	166,916
Noncontrolling interest
Net crude oil and condensate – barrels per day	(6,200)	(7,369)	(8,605)
Net natural gas liquids – barrels per day	(220)	(280)	(303)
Net natural gas – thousands of cubic feet per day	(2,089)	(2,468)	(3,236)
Total noncontrolling interest [2,3]	(6,768)	(8,060)	(9,447)
Total net hydrocarbons - excluding NCI [2,3]	185,410	166,678	157,469
1 Includes net volumes attributable to a noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1.
3 NCI – noncontrolling interest in MP GOM.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues from Production
The Company’s production revenues by country and product were as follows:

(Millions of dollars)	2023	2022	2021
Revenues from production
United States - Oil	$2,748.5	$3,085.9	$2,105.2
United States - Natural gas liquids	80.6	124.4	94.6
United States - Natural gas	92.7	225.3	121.7
Canada - Oil	156.7	249.2	212.5
Canada - Natural gas liquids	8.9	18.3	16.4
Canada - Natural Gas	278.2	312.6	245.9
Other - Oil	11.0	22.8	4.9
Total revenues from production	$3,376.6	$4,038.5	$2,801.2
Revenues from production in 2023 decreased by $661.9 million compared to 2022. Lower revenues from U.S. E&P was primarily attributable to lower realized prices in 2023 compared to 2022, partially offset by higher overall sales volumes from the Gulf of Mexico. Higher sales volumes were driven by new well performance from the Khaleesi, Mormont, Samurai field development project, and were partially offset by lower sales volumes at other fields. Lower revenues from Canadian E&P was primarily attributable to lower realized prices and lower sales volumes at Kaybob Duvernay partially offset by higher sales volumes at Tupper Montney. Lower sales volumes at Kaybob Duvernay were primarily due to the divestment of certain non-core operated Kaybob Duvernay assets and all of the non-operated Placid Montney assets, as well as natural declines. Higher sales volumes at Tupper Montney were the result of new wells coming online in 2023, improved well performance, and lower royalty rates.
Natural gas is purchased and subsequently sold to third parties in order to provide operational flexibility and cost mitigation for transportation commitments. Sales of purchase natural gas is included in “Total revenues and other income” and cost to purchase natural gas is included in “Costs and Expenses” in the summarized income statements for E&P continuing operations on page 34.

Other Income
Other income was $8.0 million in 2023, a decrease of $18.7 million compared to 2022. Lower other income was primarily the result of a gain on sale of the Thunder Hawk field in the third quarter of 2022.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Lease Operating and Transportation, Gathering and Processing Expenses
The Company’s total lease operating expenses and transportation, gathering and processing expenses by geographic area were as follows:

	(Millions of dollars)			(Dollars per equivalent barrel)
	2023	2022	2021	2023	2022	2021
Lease operating expenses
United States – Onshore	$150.3	$137.6	$115.7	$12.48	$10.94	$8.93
United States – Offshore	480.4	385.1	290.7	14.46	13.19	10.63
Canada – Onshore	140.3	139.5	119.4	5.89	6.75	6.20
Canada – Offshore	11.5	15.6	16.9	12.30	14.20	13.04
Other	1.9	1.5	(3.2)	14.94	6.25	(44.94)
Total lease operating expenses	$784.4	$679.3	$539.5	$11.18	$10.65	$8.86

Transportation, gathering and processing
United States – Onshore	$12.7	$18.4	$26.1	$1.05	$1.47	$2.02
United States – Offshore	144.3	123.8	100.4	4.34	4.24	3.67
Canada – Onshore	72.2	65.3	57.4	3.03	3.16	2.98
Canada – Offshore	3.8	5.2	3.1	4.12	4.76	2.36
Total transportation, gathering and processing	$233.0	$212.7	$187.0	$3.32	$3.34	$3.07
Lease operating expenses and transportation, gathering and processing expenses in 2023 increased by $105.1 million and $20.3 million, respectively, compared to 2022. Higher lease operating expenses and increased transportation, gathering and processing expenses from U.S. E&P were primarily due to increased sales volumes and higher operating expenses for additional workover and maintenance activities from the Gulf of Mexico operations.

Depreciation, Depletion and Amortization Expense
The Company’s depreciation, depletion and amortization expense by geographic area were as follows:

	(Millions of dollars)			(Dollars per equivalent barrel)
	2023	2022	2021	2023	2022	2021
Depreciation, depletion and amortization expense
United States – Onshore	$316.7	$321.4	$356.4	$26.29	$25.55	$27.50
United States – Offshore	389.3	295.6	260.1	11.72	10.12	9.51
Canada – Onshore	133.4	128.1	147.2	5.60	6.20	7.64
Canada – Offshore	8.8	13.4	16.6	9.47	12.25	12.80
Other	2.3	5.4	1.8	18.05	22.19	26.78
Total depreciation, depletion and amortization expense	$850.5	$763.9	$782.1	$12.12	$11.98	$12.84
Depreciation, depletion and amortization expense (DD&A) in 2023 increased by $86.6 million compared to 2022. Higher DD&A was primarily the result of higher sales volumes and higher rates from the Gulf of Mexico. DD&A from Canadian E&P increased at Tupper Montney due to higher sales volumes and higher rates, substantially offset by lower sales volumes and lower rates at Kaybob Duvernay.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Exploration Expenses
The Company’s exploration expenses were as follows:

(Millions of dollars)	2023	2022	2021
Exploration expenses
Dry holes and previously suspended exploration costs	$169.8	$82.1	$17.3
Geological and geophysical	26.1	10.4	11.8
Other exploration	28.0	27.3	21.0
Undeveloped lease amortization	10.9	13.3	18.9
Total exploration expenses	$234.8	$133.1	$69.0
Exploration expenses in 2023 increased by $101.7 million compared to 2022. Higher dry holes and previously suspended exploration costs primarily relate to the dry hole expense of Chinook #7 (Walker Ridge 425) and Oso #1 (Atwater Valley 138) exploration wells in the Gulf of Mexico, which encountered non-commercial hydrocarbons, and the write-off of previously suspended exploration costs for the Cholula-1EXP well in Mexico. Higher geological and geophysical expenses in 2023 relate to the purchased seismic data for Côte d’Ivoire. In 2022, dry holes and previously suspended exploration costs primarily relate to expensed costs for the Cutthroat-1 exploration well in block SEAL-M-428 in offshore Brazil and the Tulum-1EXP exploration well in Block 5 in offshore Mexico that did not encounter commercial hydrocarbons.

Other Expenses
Other expenses were $56.9 million in 2023, a decrease of $84.9 million compared to 2022. Other expenses were lower primarily due to a lower unfavorable contingent consideration adjustment of $7.1 million in 2023 (2022: $78.3 million), as a result of reaching contractual thresholds or time limitations that ended in 2022 (see Note O). In addition, there were lower asset retirement adjustments related to non-producing fields of $18.2 million in 2023 (2022: $35.0 million).

Income Taxes
Income taxes were $237.8 million in 2023, a decrease of $179.5 million compared to 2022. Lower income taxes were primarily the result of lower pre-tax income (see Note H).

Corporate: 2023 vs 2022
Corporate activities include interest expense and income, foreign exchange effects, realized and unrealized gains/losses on derivative instruments (forward swaps and collars to hedge the price of oil sold) and corporate overhead not allocated to E&P. Realized and unrealized losses on derivative instruments would result from increases in market oil prices relating to future periods whereby the swap contracts provided the Company with a fixed price, and the collar contracts provided for a minimum (floor) and a maximum (ceiling) price, with variability in between the floor and ceiling.
Corporate activities reported a loss of $156.0 million in 2023, a favorable variance of $282.2 million compared to 2022. The favorable variance was primarily due to no current period losses on derivative instruments in 2023, compared to a loss for the same period in 2022 ($320.4 million) and lower interest expense ($38.6 million), partially offset by lower income tax benefits ($66.0 million) and foreign exchange loss of $10.7 million in 2023 compared to foreign exchange gain of $23.0 million in 2022. Interest charges are lower in 2023 primarily due to lower overall debt levels as the Company reduced debt by $498.2 million and $647.7 million during 2023 and 2022, respectively. During 2023 and as of December 31, 2023, the Company did not enter into or have any fixed price derivative swaps or collar contracts outstanding. Lower income tax benefit was a result of lower pre-tax losses.

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
Cash Flows
The following table presents the Company’s cash flows for the periods presented.

(Millions of dollars)	2023	2022	2021
Net cash provided by (required by):
Net cash provided by continuing operations activities	$1,748.8	$2,180.2	$1,422.2
Net cash required by investing activities	(998.7)	(1,109.4)	(417.7)
Net cash required by financing activities	(923.7)	(1,081.6)	(794.5)
Net cash required by discontinued operations	–	(14.5)	–
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(3.9)	0.6
Net (decrease) increase in cash and cash equivalents	$(174.8)	$(29.2)	$210.6
Cash Provided by Continuing Operations Activities
Net cash provided by continuing operations activities in 2023 was $431.4 million lower compared to 2022. The decrease was primarily attributable to lower revenue from production ($661.9 million), higher payments of contingent consideration related to prior Gulf of Mexico acquisitions ($139.6 million), higher lease operating expenses ($105.1 million) and timing of working capital settlements ($33.6 million), partially offset by lower realized losses on derivative instruments ($535.2 million). Payments of contingent consideration are shown both in “Operating Activities” and “Financing Activities” in the Company’s Consolidated Statements of Cash Flows; amounts considered as financing activities are those amounts paid up to the original estimated contingent consideration liability included in the purchase price allocation, at the time of acquisition. Any contingent consideration paid above the original estimated liability, included in the purchase price, are considered operating activities. During 2023, the Company paid a total of $199.8 million in contingent consideration, of which $139.6 million is shown in “Operating Activities” and $60.2 million is shown in “Financing Activities” in the Company’s Consolidated Statements of Cash Flows. As of the end of the second quarter of 2023, the Company had no further obligation payable for contingent consideration relating to prior Gulf of Mexico acquisitions. See Note O for further details.
The total reductions of operating cash flows for interest paid (which excludes debt redemption costs reported in “Financing Activities”) during the two years ended December 31, 2023, and 2022 were $108.9 million and $150.0 million, respectively. Lower cash interest paid in 2023 was primarily due to the early redemption, in whole or in part, of the 5.75% senior notes due 2025 (2025 Notes), the 5.875% senior notes due 2027 (2027 Notes), the 6.375% senior notes due 2028 (2028 Notes), and the 7.050% senior notes due 2029 (2029 Notes) in the aggregate amount of $498.2 million.
Cash Required by Investing Activities
Net cash required by investing activities in 2023 was $110.7 million lower compared to 2022. The decrease was primarily due to the proceeds from the sale of certain non-core operated Kaybob Duvernay assets and all of the non-operated Placid Montney assets ($102.9 million) and lower acquisition capital ($93.0 million), partially offset by higher property additions and dry hole costs ($80.6 million).

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

A reconciliation of “Property additions and dry hole costs” in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

	Year Ended December 31,
(Millions of dollars)	2023	2022	2021
Property additions and dry hole costs per cash flow statements [1]	$1,066.0	$985.5	$650.2
Geophysical and other exploration expenses	46.0	30.6	26.9
Acquisition of oil properties per the cash flow statements [1]	35.6	128.5	20.3
Capital expenditure accrual changes and other	(9.5)	38.6	(3.9)
Property additions King's Quay Floating Production System (FPS) per cash flow statements	–	–	17.7
Total capital expenditures	$1,138.1	$1,183.2	$711.2
1 Certain prior-period amounts have been reclassified to conform to the current period presentation.
Total accrual basis capital expenditures are shown below.

	Year Ended December 31,
(Millions of dollars)	2023	2022	2021
Capital Expenditures
Exploration and production	$1,114.0	$1,161.5	$690.1
Corporate	24.1	21.7	21.1
Total capital expenditures	1,138.1	1,183.2	711.2
Total capital expenditures excluding proved property acquisitions	1,111.0	1,054.7	711.2
Total capital expenditures excluding proved property acquisitions and NCI	$1,040.8	$1,028.8	$688.2
Lower capital expenditures in 2023 compared to 2022 were primarily attributable to lower development expenditures at the Khaleesi, Mormont, Samurai field development project, lower spend at the Kodiak and Lucius fields and lower acquisition capital, partially offset by higher exploratory drilling and higher development expenditures at the Dalmatian and St. Malo fields. Capital expenditures in 2023 primarily relate to development drilling and field development activities in the Eagle Ford Shale ($361.5 million); development activities in the Gulf of Mexico, primarily related to St. Malo, Dalmatian, Samurai and Marmalard fields ($310.1 million); development drilling and field development activities at the Tupper Montney field ($142.0 million); field development at Terra Nova for the asset life extension project ($44.7 million); and total exploration costs of $214.3 million. Exploration costs were primarily for activities at Chinook #7 (Walker Ridge 425), Oso #1 (Atwater Valley 138) and Longclaw #1 (Green Canyon 433) within the Gulf of Mexico and activities at Côte d’Ivoire. Costs of $169.8 million primarily associated with Chinook #7 (Walker Ridge 425) and Oso #1 (Atwater Valley 138) were expensed to dry hole costs in 2023 as the Company determined there were non-commercial hydrocarbons present.
Cash Required by Financing Activities
Net cash required by financing activities in 2023 decreased by $157.9 million compared to 2022. In 2023, cash used in financing activities was principally for the redemption of the remaining $248.7 million principal outstanding on its 2025 Notes and the tendering of $249.5 million of its 2027 Notes, 2028 Notes and 2029 Notes. In addition, the Company repurchased common shares ($150.0 million, excluding accrued excise tax), paid contingent consideration related to prior Gulf of Mexico acquisitions ($60.2 million) as discussed in the ‘Cash Provided by Continuing Operating Activities’ section, paid cash dividends to shareholders of $1.10 per share ($171.0 million), and distributed funds to the noncontrolling interest in the Gulf of Mexico ($29.4 million).

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity
At December 31, 2023, the Company had approximately $1.1 billion of liquidity consisting of $317.1 million in cash and cash equivalents and $796.2 million available on its committed senior unsecured RCF with a major banking consortium.
The Company’s $800 million senior unsecured RCF expires in November 2027 and as of December 31, 2023, the Company had no outstanding borrowings under the RCF and $3.8 million of outstanding letters of credit, which reduce the borrowing capacity of the senior unsecured RCF. Borrowings under the RCF are subject to certain interest rates, please refer to Note F for further details. At December 31, 2023, the interest rate in effect on borrowings under the facility would have been 7.70%. At December 31, 2023, the Company was in compliance with all covenants related to the RCF.
Cash and invested cash are maintained in several operating locations outside the U.S. As of December 31, 2023, cash and cash equivalents held outside the U.S. included U.S dollar equivalents of approximately $148.9 million (2022: $147.7 million), the majority of which was held in Canada ($105.2 million) and Mexico ($18.1 million). In addition, approximately $9.6 million and $8.3 million of cash was held in the U.K. and Spain, respectively. In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods. Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S. See Note H for further information regarding potential tax expense that could be incurred upon distribution of foreign earnings back to the United States.
Working Capital

(Millions of dollars)	December 31, 2023	December 31, 2022
Working capital
Total current assets	$752.2	$972.3
Total current liabilities	846.5	1,257.8
Net working capital liability	$(94.3)	$(285.5)
As of December 31, 2023, net working capital had a favorable increase of $191.2 million compared to December 31, 2022. The favorable increase was primarily attributable to lower other accrued liabilities ($302.8 million) and lower accounts payable ($96.9 million), partially offset by lower accounts receivable ($47.2 million) and a lower cash balance ($174.9 million). Lower accrued liabilities were primarily due to payments made for contingent consideration obligations from prior Gulf of Mexico acquisitions, payments for abandonment activities and incentive payments made in 2023. Lower accounts payable were primarily due to decreases in unrealized losses on derivative instruments (commodity price swaps and collars), decreases in royalties payable due to lower revenues, payments made for abandonment activities and drilling and completions activities. Lower unrealized losses on derivative instruments were as a result of no commodity derivative instrument contracts entered into or outstanding during 2023. Lower accounts receivable were primarily due to lower sales volumes for crude oil and natural gas liquids and lower pricing received for all crude oil, natural gas liquids and natural gas.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Capital Employed
A summary of capital employed as of December 31, 2023 and 2022 follows.

	December 31, 2023		December 31, 2022
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$1,328.4	19.9%	$1,822.4	26.7%
Murphy shareholders' equity	5,362.8	80.1%	4,994.8	73.3%
Total capital employed	$6,691.2	100.0%	$6,817.2	100.0%
As of December 31, 2023, long-term debt decreased by $494.0 million compared to December 31, 2022, as a result of the redemption and early redemption of, in whole or in part, the 2025 Notes, 2027 Notes, 2028 Notes, and 2029 Notes. The fixed-rate notes had a weighted average maturity of 8.1 years and a weighted average coupon of 6.2%.
Murphy’s shareholders’ equity increased by $368.0 million in 2023 primarily due to net income earned ($661.6 million), partially offset by cash dividends paid ($171.0 million) and shares repurchased ($150.0 million, including excise tax). A summary of transactions in stockholders’ equity accounts is presented in the Consolidated Statements of Stockholders’ Equity on page 69 of this Form 10-K report.

Other Balance Sheet Activity - Long-Term Assets and Liabilities
Other significant changes in Murphy’s balance sheet at the end of 2023, compared to 2022 are discussed below.
Property, plant and equipment, net of depreciation, decreased $2.8 million principally due to DD&A expense ($861.6 million) and divestment of certain non-core operated Kaybob Duvernay assets and all of the non-operated Placid Montney assets, substantially offset by capital expenditures in the year and foreign exchange rates applicable for the Canadian assets. Capital expenditures are discussed above in the ‘Cash Required for Investing Activities’ section.
Murphy had commitments for capital expenditures of approximately $209.8 million at December 31, 2023 (2022: $282.4 million). This amount includes $75.1 million for approved expenditures for capital projects relating to non-operated interests in deepwater U.S. Gulf of Mexico, principally at St. Malo ($61.7 million), non-operated Canada interests, mainly offshore ($11.6 million), non-operated Lucius ($13.3 million) and non-operated Eagle Ford Shale ($11.8 million).
Operating lease assets decreased $201.2 million principally due to depreciation on these assets.
Deferred Income tax assets decreased by $117.5 million as a result of the decrease in the U.S. net operating loss carryforward from $2.1 billion at year-end 2022 to $1.7 billion at year-end 2023.
Long term asset retirement obligations increased $86.8 million primarily due to accretion and additions and revisions related to Gulf of Mexico and Eagle Ford Shale operations.
Non-current operating lease liabilities decreased $190.8 million primarily due to 2023 annual payments reducing operating lease liabilities for drilling rig and vessel commitments.
Deferred income tax liabilities increased $61.7 million due to capital related tax deductions.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Key Performance Metrics
The Company uses other operational performance and income metrics to review operational performance. Management uses adjusted net income, EBITDA and adjusted EBITDA internally to evaluate the Company’s operational performance and trends between periods and relative to its industry competitors. Adjusted net income also excludes certain items that management believes affect the comparability of results between periods. Management believes this information may be useful to investors and analysts to gain a better understanding of the Company’s financial results. Adjusted net income, EBITDA, adjusted EBITDA and are non-GAAP financial measures and should not be considered a substitute for net income (loss) or cash provided by operating activities as determined in accordance with GAAP.
The following table reconciles reported net income attributable to Murphy to adjusted net income from continuing operations attributable to Murphy.

	Year Ended December 31,
(Millions of dollars)	2023	2022	2021
Net income attributable to Murphy (GAAP) [1]	$661.6	$965.0	$(73.7)
Discontinued operations loss	1.5	2.1	1.2
Net income from continuing operations attributable to Murphy	663.1	967.1	(72.5)
Adjustments [2]:
Write-off of previously suspended exploration wells	17.1	22.7	–
Asset retirement obligation losses (gains)	16.9	30.8	(71.8)
Foreign exchange loss (gain)	10.9	(23.0)	(1.0)
Mark-to-market loss on contingent consideration	7.1	78.3	63.2
Mark-to-market (gain) loss on derivative instruments	–	(214.7)	112.1
(Gain) on sale of assets	–	(14.5)	–
Early redemption of debt cost	–	10.3	43.9
Impairment of assets	–	–	196.3
Tax benefits on investments in foreign areas	–	–	(8.9)
Charges related to Kings Quay transaction	–	–	4.9
Unutilized rig charges	–	–	8.7
Total adjustments, before taxes	52.0	(110.1)	347.4
Income tax (benefit) expense related to adjustments	(6.4)	23.8	(75.2)
Total adjustments after taxes	45.6	(86.3)	272.2
Adjusted net income from continuing operations attributable to Murphy (Non-GAAP)	$708.7	$880.8	$199.7

Net income from continuing operations per average diluted share (GAAP)	$4.23	$6.14	$(0.47)
Adjusted net income from continuing operations per average diluted share (Non-GAAP)	$4.52	$5.59	$1.29
1  Excludes amounts attributable to a noncontrolling interest in MP GOM.
2  Certain prior-period amounts have been reclassified to conform to the current period presentation.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following table reconciles reported net income attributable to Murphy to EBITDA attributable to Murphy and adjusted EBITDA attributable to Murphy.

	Year Ended December 31,
(Millions of dollars)	2023	2022	2021
Net (loss) income attributable to Murphy (GAAP) [1]	$661.6	$965.0	$(73.7)
Income tax expense	195.9	309.5	(5.9)
Interest expense, net	112.4	150.8	221.8
Depreciation, depletion and amortization expense [2]	836.7	748.2	760.6
EBITDA attributable to Murphy (Non-GAAP)	1,806.6	2,173.5	902.8
Accretion of asset retirement obligations [2]	41.0	40.9	41.1
Write-off of previously suspended exploration well	17.1	22.7	–
Asset retirement obligation loss (gain)	16.9	30.8	(71.8)
Foreign exchange loss (gain)	10.8	(23.0)	(1.0)
Mark-to-market loss gain on contingent consideration	7.1	78.3	63.2
Mark-to-market (gain) loss on derivative instruments	–	(214.7)	112.1
Discontinued operations loss	1.5	2.1	1.2
Gain on sale of assets [2]	–	(14.5)	–
Impairment of assets [2]	–	–	196.3
Unutilized rig charges	–	–	8.7
Adjusted EBITDA attributable to Murphy (Non-GAAP)	$1,901.0	$2,096.1	$1,252.6
1  Excludes amounts attributable to a noncontrolling interest in MP GOM.
2  Depreciation, depletion and amortization expense, impairment of assets, loss (gain) on sale of sale of assets and accretion of asset retirement obligations used in the computation of adjusted EBITDA exclude the portion attributable to the noncontrolling interest.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Environmental, Health and Safety Matters
Murphy faces various environmental, health and safety risks that are inherent in exploring for, developing and producing hydrocarbons. To help manage these risks, the Company has established a robust health, safety and environmental governance program comprised of a worldwide policy, guiding principles, annual goals and a management system incorporating oversight at each business unit, senior leadership and board levels. The Company strives to minimize these risks by continually improving its processes through design, operation and implementation of a comprehensive asset integrity plan, and through emergency and oil spill response planning to address any credible risks. These plans are presented to, reviewed and approved by a Health, Safety, Environment and Corporate Responsibility Committee consisting of certain members of the Board.
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
Climate Change and Emissions
The world’s population and standard of living is growing steadily along with the demand for energy. Murphy recognizes that this may generate increasing amounts of GHG, which could raise important climate change concerns. Murphy works to assess the Company’s governance, strategy, risk identification, and management and measurement of climate risks and opportunities in order to remain in alignment with the TCFD core elements. The TCFD was created by the Financial Stability Board to focus on climate-related financial disclosures to improve and increase reporting of climate-related financial information. Murphy’s disclosures related to its alignment with the TCFD are included in the Company’s 2023 Sustainability Report issued on August 2, 2023, which is not incorporated by reference hereto.

Other Matters
Impact of inflation – In 2023, many countries worldwide continued to experience a rise in inflation, including countries where the Company operates (this follows a sustained period of relatively low inflation prior to 2021). In the U.S., inflation continued as a result of ongoing supply constraints and increasing demand for goods and services as countries continue their recovery from the COVID-19 pandemic. The Company’s revenues, capital and operating costs are influenced to a larger extent by specific price changes in the oil and gas industry and allied industries rather than by changes in general inflation. Crude oil prices generally reflect the balance between supply and demand, with crude oil prices being particularly sensitive to OPEC+ production levels and/or attitudes of traders concerning supply and demand in the future. Costs for oil field goods and services are usually affected by the worldwide prices for crude oil.
To combat impacts of inflation and/or supply and demand factors, Murphy has dedicated personnel in marketing and procurement departments, focused on managing supply chain and input costs. Murphy also has certain transportation, processing and production handling services costs fixed through long-term contracts and commitments and therefore is partly protected from the increasing price of services. However, from time to time, Murphy will seek to enter new commitments, exercise options to extend contracts and retender contracts for rigs

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

and other industry services which could expose Murphy to the impact of higher costs. Murphy continues to strive toward safely executing our work in an ever-increasing efficient manner to mitigate possible inflationary pressures in our business.
Natural gas prices are also affected by supply and demand, which are often affected by the weather and by the fact that delivery of natural gas can be restricted to specific geographic areas. Natural gas demand is also impacted by demand driven by lower carbon emissions and a view that natural gas is one option to transition from higher carbon emitting fuels.
As a result of the overall volatility of oil and natural gas prices, it is not possible to predict the Company’s future cost of oil field goods and services.

Critical Accounting Estimates – In preparing the Company’s consolidated financial statements in accordance with GAAP, management must make a number of estimates and assumptions related to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Application of certain of the Company’s accounting policies requires significant estimates. The most significant of these accounting policies and estimates are described below.
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
Although the Company’s engineers are knowledgeable of and follow the guidelines for reserves as established by the SEC, the estimation of reserves requires the engineers to make a significant number of assumptions based on professional judgment. SEC rules require the Company to use an unweighted average of the oil and natural gas prices in effect at the beginning of each month of the year for determining quantities of proved reserves. These historical prices often do not approximate the average price that the Company expects to receive for its oil and natural gas production in the future. The Company often uses significantly different oil and natural gas prices and reserve assumptions when making its own internal economic property evaluations. Changes in oil and natural gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserves quantities.
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
The Company’s proved reserves of crude oil, natural gas liquids and natural gas are presented on pages 103 to 112 of this Form 10-K report. Murphy’s estimations for proved reserves were generated through the integration of available geoscience, engineering, and economic data (including hydrocarbon prices, operating costs, and development costs), and commercially available technologies, to establish ‘reasonable certainty’ of economic producibility. As defined by the SEC, reasonable certainty of proved reserves describes a high degree of confidence that the quantities will be recovered. In estimating proved reserves, Murphy uses familiar industry-accepted methods for subsurface evaluations, including performance, volumetric, and analog-based studies.
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
See further discussion of proved reserves and changes in proved reserves during the three years ended December 31, 2023 beginning on pages 4 and 103 of this Form 10-K report.
Property, Plant and Equipment - impairment of long-lived assets – The Company continually monitors its long-lived assets recorded in “Property, plant and equipment” in the Consolidated Balance Sheet to ensure that they are fairly presented. The Company must evaluate its property, plant and equipment for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable from future cash flows.
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
Estimates of future oil and natural gas production and sales volumes are based on a combination of proved and risked probable reserves. Although the estimation of reserves and future production is uncertain, the Company believes that its estimates are reasonable; however, there have been cases where actual production volumes were higher or lower than projected and the timing was different than the original projection. The Company adjusts reserves and production estimates as new information becomes available.
The Company generally projects future costs by using historical costs adjusted for both assumed long-term inflation rates and known or expected changes in future operations. Although the projected future costs are considered to be reasonable, at times, costs have been higher or lower than originally estimated.
There were no impairments recognized in 2023 or 2022.
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

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

As of December 31, 2023 the Company had a U.S. deferred tax asset associated with net operating losses of $357.5 million. In reviewing the likelihood of realizing this asset, the Company considered the reversal of taxable temporary differences, carryforward periods and future taxable income estimates based on projected financial information which, based on currently available evidence, we believe to be reasonably likely to occur. Certain estimates and assumptions are used in the estimation of future taxable income, including (but not limited to) (a) future commodity prices for crude oil and condensate, NGLs and natural gas, (b) estimated reserves for crude oil and condensate, NGLs and natural gas, (c) expected timing of production, (d) estimated lease operating costs and (e) future capital requirements. In the future, the underlying actual assumptions utilized in estimating future taxable income could be different and result in different conclusions about the likelihood of the future utilization of our net operating loss carryforwards.
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
Based on bond yields as of December 31, 2023, the Company has used a weighted average discount rate of 5.15% at year-end 2023 for the primary U.S. plans. This weighted average discount rate is 0.3% lower than prior year, which increased the Company’s recorded liabilities for retirement plans compared to a year ago. The Company assumed a return on plan assets of 8.00% for the primary U.S. plan, it periodically reconsiders the appropriateness of this and other key assumptions. The Company’s retirement and postretirement plan (health care and life insurance benefit plans) expenses in 2024 are expected to be $0.7 million higher than in 2023 primarily due to the increase in the benefit obligations at December 31, 2023 compared to the prior year, which increases the interest cost recognized in net periodic benefit costs. Cash contributions to all plans are anticipated to be $2.9 million higher in 2024.
In 2023, the Company paid $37.5 million into various retirement plans and $2.0 million into postretirement plans. In 2024, the Company is expecting to fund payments of approximately $38.0 million into various retirement plans and $4.4 million for postretirement plans. The Company could be required to make additional and more significant funding payments to retirement plans in future years. Future required payments and the amount of liabilities recorded on the balance sheet associated with the plans could be unfavorably affected if the discount rate declines, the actual return on plan assets falls below the assumed return, or the health care cost trend rate increase is higher than expected.

Recent Accounting Pronouncements
See Note B in our Consolidated Financial Statements regarding the impact or potential impact of recent accounting pronouncements upon our financial position and results of operations.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Contractual obligations and guarantees – The Company is obligated to make future cash payments under borrowing arrangements, operating leases, purchase obligations primarily associated with existing capital expenditure plans and other long-term liabilities. Total payments due after 2023 under such contractual obligations and arrangements are shown in the table below. Amounts are undiscounted and therefore may differ to those presented in the financial statements.

(Millions of dollars)	Amount of Obligations
	Total	2024	2025 - 2026	2027 - 2028	After 2028
Debt, excluding interest	$1,334.9	$–	$–	$815.4	$519.5
Operating leases and other leases ¹	1,019.3	245.7	148.4	125.4	499.8
Capital expenditures, drilling rigs and other ²	1,289.6	434.4	264.2	197.9	393.1
Other long-term liabilities, including debt interest ³	2,379.0	98.9	197.6	139.4	1,943.1
Total	$6,022.8	$779.0	$610.2	$1,278.1	$3,355.5
1 Other leases refers to a finance lease in Brunei (see Note T).
2 Capital expenditures, drilling rigs and other includes $51.6 million, $11.8 million, $11.6 million and $4.0 million, in 2024 for approved capital projects in non-operated interests in U.S. Gulf of Mexico, U.S. Onshore, Canada Offshore and Other Foreign Offshore, respectively. Capital expenditures, drilling rigs and other includes $23.5 million in 2025 for approved capital projects in non-operated interests in U.S. Gulf of Mexico.
Also includes $74.6 million (2024), $145.3 million (2025 - 2026), $140.2 million (2027 - 2028) and $308.1 million (After 2028) for pipeline transportation commitments in Canada.
Also includes $4.1 million (2024), $7.7 million (2025 - 2026), $7.7 million (2027 - 2028) and $22.5 million (After 2028) for long term take or pay commitments relating to natural gas processing in Canada.
3 Other long-term liabilities, including debt interest, includes future cash outflows for asset retirement obligations.
The Company has entered into agreements to lease production facilities for various producing oil fields as well as other arrangements that require future payments as described in the following section. The Company’s share of the contractual obligations under these leases and other arrangements has been included in the table above.
In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. Total outstanding letters of credit were $200.6 million as of December 31, 2023.
Material off-balance sheet arrangements – Certain U.S. transportation contracts require minimum monthly payments through 2045, while Onshore Canada transportation and processing contracts call for minimum monthly payments through 2051. Future required minimum annual payments under these arrangements are included in the contractual obligation table above.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Outlook
The oil and gas industry is impacted by global commodity pricing and as a result the prices for the Company’s primary products are often volatile and are affected by the levels of supply and demand for energy. As discussed in the Results of Operations section discussing revenues, on page 37, lower average crude oil price during in 2023 directly impacted the Company’s product sales revenue.
As of close on February 21, 2024, forward price curves for existing forward contracts for the remainder of 2024 and 2025 are shown in the table below:

	2024	2025
WTI ($/BBL)	75.63	70.84
NYMEX ($/MMBTU)	2.41	3.38
AECO (US$ Equivalent/MCF)	1.39	2.38
In 2023, liquids from continuing operations represented approximately 60% of total hydrocarbons produced on an energy equivalent basis. In 2024, the Company’s ratio of hydrocarbon production represented by liquids is expected to be 59%. If the prices for crude oil and natural gas are lower in 2024 or beyond, this will have an unfavorable impact on the Company’s operating profits; likewise, if prices are higher, this will have a favorable impact. The Company, from time to time, may choose to use a variety of commodity hedge instruments to reduce commodity price risk, including forward sale fixed financial swaps and long-term fixed-price physical commodity sales.
The Company currently expects average daily production in 2024 to be between 187,100 and 195,100 barrels of oil equivalent per day (including noncontrolling interest of 7,100 BOEPD). If significant price declines occur, the Company will review the option of production curtailments to avoid incurring losses on certain produced barrels.
Similar to the overall inflation and higher interest rates in the wider economy, the oil and gas industry and the Company are observing higher costs for goods and services used in E&P operations. Murphy continues to manage input costs through its dedicated procurement department focused on managing supply chain and other costs to deliver cash flow from operations.
We cannot predict what impact economic factors (including, but not limited to, inflation, global conflicts and possible economic recession) may have on future commodity pricing. Lower prices, should they occur, will result in lower profits and operating cash flows.
The Company’s capital expenditure spend for 2024 is expected to be between $920 million and $1,020 million, excluding noncontrolling interest. Capital and other expenditures are routinely reviewed and planned capital expenditures may be adjusted to reflect differences between budgeted and forecast cash flow during the year. Capital expenditures may also be affected by asset purchases or sales, which often are not anticipated at the time a budget is prepared. The Company will primarily fund its capital program in 2024 using operating cash flow and available cash. If oil and/or natural gas prices weaken, actual cash flow generated from operations could be reduced such that capital spending reductions are required and/or borrowings under available credit facilities might be required during the year to maintain funding of the Company’s ongoing development projects.
The Company plans to utilize surplus cash (not planned to be used by operations, investing activities, dividends or payment to noncontrolling interests), in accordance with the Company’s capital allocation framework designed to allow for additional shareholder returns and debt reduction. Details of the framework can be found in the “Capital Allocation Framework” section of the Company’s Form 8-K filed on August 4, 2022. During 2023, the Board authorized a $300 million increase to the original share repurchase program announced in the Capital Allocation Framework, bringing the total amount allowed to be repurchased under the program to $600 million. As of December 31, 2023, the Company has $450 million remaining available to repurchase.
The Company continues to monitor the impact of commodity prices on its financial position and is currently in compliance with the covenants related to the revolving credit facility (see Note F).

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

As of February 21, 2024, the Company has entered into forward fixed-price delivery contracts to manage risk associated with certain future oil and natural gas sales prices as follows:

			Volumes (MMcf/d)	Price/MCF	Remaining Period
Area	Commodity	Type			Start Date	End Date
Canada	Natural Gas	Fixed price forward sales	162	C$2.39	1/1/2024	12/31/2024
Canada	Natural Gas	Fixed price forward sales	25	US$1.98	1/1/2024	10/31/2024
Canada	Natural Gas	Fixed price forward sales	15	US$1.98	11/1/2024	12/31/2024
Forward-Looking Statements
This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified through the inclusion of words such as “aim”, “anticipate”, “believe”, “drive”, “estimate”, “expect”, “expressed confidence”, “forecast”, “future”, “goal”, “guidance”, “intend”, “may”, “objective”, “outlook”, “plan”, “position”, “potential”, “project”, “seek”, “should”, “strategy”, “target”, “will” or variations of such words and other similar expressions. These statements, which express management’s current views concerning future events, results and plans, are subject to inherent risks, uncertainties and assumptions (many of which are beyond our control) and are not guarantees of performance. In particular, statements, express or implied, concerning the Company’s future operating results or activities and returns or the Company's ability and decisions to replace or increase reserves, increase production, generate returns and rates of return, replace or increase drilling locations, reduce or otherwise control operating costs and expenditures, generate cash flows, pay down or refinance indebtedness, achieve, reach or otherwise meet initiatives, plans, goals, ambitions or targets with respect to emissions, safety matters or other ESG (environmental/social/governance) matters, make capital expenditures or pay and/or increase dividends or make share repurchases and other capital allocation decisions are forward-looking statements. Factors that could cause one or more of these future events, results or plans not to occur as implied by any forward-looking statement, which consequently could cause actual results or activities to differ materially from the expectations expressed or implied by such forward-looking statements, include, but are not limited to: macro conditions in the oil and gas industry, including supply/demand levels, actions taken by major oil exporters and the resulting impacts on commodity prices; geopolitical concerns; increased volatility or deterioration in the success rate of our exploration programs or in our ability to maintain production rates and replace reserves; reduced customer demand for our products due to environmental, regulatory, technological or other reasons; adverse foreign exchange movements; political and regulatory instability in the markets where we do business; the impact on our operations or market of health pandemics such as COVID-19 and related government responses; other natural hazards impacting our operations or markets; any other deterioration in our business, markets or prospects; any failure to obtain necessary regulatory approvals; any inability to service or refinance our outstanding debt or to access debt markets at acceptable prices; or adverse developments in the U.S. or global capital markets, credit markets, banking system or economies in general, including inflation. For further discussion of factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement, see Item 1A. Risk Factors, which begins on page 15 of this Annual Report on Form 10-K. Investors and others should note that we may announce material information using SEC filings, press releases, public conference calls, webcasts and the investors page of our website. We may use these channels to distribute material information about the Company; therefore, we encourage investors, the media, business partners and others interested in the Company to review the information we post on our website. The information on our website is not part of, and is not incorporated into, this report. Murphy Oil Corporation undertakes no duty to publicly update or revise any forward-looking statements.

PART II

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risks associated with prices of crude oil, natural gas and petroleum products, foreign currency exchange rates and interest rates. As described in Note K, Murphy periodically makes use of derivative financial and commodity instruments to manage risks associated with existing or anticipated transactions.
There were no outstanding crude oil derivative contracts as of December 31, 2023.
There were no derivative foreign exchange contracts in place as of December 31, 2023.
At December 31, 2023, long-term debt was $1,328.4 million. The fixed-rate notes have a weighted average coupon of 6.2%.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information required by this item appears on pages 65 through 120 of this Form 10-K report.

PART II
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
Item 9A. CONTROLS AND PROCEDURES
Under the direction of its principal executive officer and principal financial officer, controls and procedures have been established by Murphy to ensure that material information relating to the Company and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board.
Based on their evaluation, with the participation of the Company’s management, as of December 31, 2023, the principal executive officer and principal financial officer of Murphy Oil Corporation have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by Murphy Oil Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Murphy’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. KPMG LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and their report is included on page 64 of this Form 10-K report.
There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers of the Company is included on page 29 of this Form 10-K report. Other information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 8, 2024 under the captions “Election of Directors” and “The Board and Committees.”
Murphy Oil has adopted a Code of Ethical Conduct for Executive Management, which can be found under the Corporate Governance tab at www.murphyoilcorp.com. Stockholders may also obtain, free of charge, a copy of the Code of Ethical Conduct for Executive Management by writing to the Corporate Secretary at 9805 Katy Fwy, Suite G-200, Houston, TX 77024. Any future amendments to or waivers of the Code of Ethical Conduct for Executive Management will be posted on the Company’s Website.
Item 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 8, 2024 under the captions “Compensation Discussion and Analysis” and “How We Are Compensated” and in various compensation schedules.
As required by U.S federal securities laws, the Company revised its incentive-based compensation recoupment (clawback) policy providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers. We have filed our written recoupment policy as Exhibit 10.29 to this Form 10-K report and as of December 31, 2023, there have been no accounting restatements requiring compensation recoupment.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 8, 2024 under the caption “Our Stockholders” and in the “Equity Compensation Plan Information”.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 8, 2024 under the caption “Election of Directors”.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185.
Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 8, 2024 under the caption “Audit Committee Report”.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    1.    Financial Statements – The consolidated financial statements of Murphy Oil Corporation and consolidated subsidiaries are located or begin on the pages of this Form 10-K report as indicated below.
2.    Financial Statement Schedules

Schedule II – Valuation Accounts and Reserves	120
All other financial statement schedules are omitted because either they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

PART IV
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
Exhibit 2.1 to Form 8-K filed June 5, 2019
2.2	First Amendment to Purchase and Sale Agreement dated as of May 31, 2019 among Murphy Exploration & Production Company - USA, LLOG Exploration Offshore, L.L.C. and LLOG Bluewater Holdings, L.L.C.	Exhibit 2.2 to Form 8-K filed June 5, 2019
2.3	Contribution Agreement dated as of October 10, 2018 among Murphy Exploration & Production Company – USA, Petrobras America Inc. and MP Gulf of Mexico, LLC	Exhibit 2.1 to Form 10-K filed February 27, 2019
2.4
Share Sale and Purchase Agreement between Canam Offshore Limited and PTTEP HK Offshore Limited for the sale and purchase of the entire issued share capital of Murphy Sarawak Oil Co., Ltd. and Murphy Sabah Oil Co., Ltd., dated March 21, 2019
Exhibit 10.3 to Form 10-Q filed May 2, 2019
3.1	Certificate of Incorporation of Murphy Oil Corporation, as amended effective May 11, 2005	Exhibit 3.1 to Form 10-K filed February 28, 2011
3.2	By-Laws of Murphy Oil Corporation, as amended effective August 5, 2020	Exhibit 3.2 to Form 10-Q filed August 6, 2020
4.1	Indenture dated as of May 4, 1999 between Murphy Oil Corporation and SunTrust Bank, Nashville, N.A., as trustee	Exhibit 4.2 to Form 10-K filed March 16, 2005
4.2	Supplemental Indenture dated as of May 4, 1999 between Murphy Oil Corporation and SunTrust Bank, Nashville, N.A., as trustee, relating to 7.05% Notes due 2029	Exhibit 4.2 to Form 10-K filed March 16, 2005
4.3	Indenture dated as of May 18, 2012 between Murphy Oil Corporation and U.S. Bank National Association, as trustee	Exhibit 4.1 to Form 8-K filed May 18, 2012
4.4	Second Supplemental Indenture dated as of November 30, 2012, between Murphy Oil Corporation and U.S. Bank National Association, as trustee, relating to 5.125% Notes due 2042	Exhibit 4.1 to Form 8-K filed November 30, 2012
4.5	Third Supplemental Indenture dated as of August 17, 2016, between Murphy Oil Corporation and U.S. Bank National Association, as trustee, relating to 6.875% Notes due 2024	Exhibit 4.1 to Form 8-K filed August 17, 2016
4.6	Fourth Supplemental Indenture dated as of August 18, 2017, between Murphy Oil Corporation and U.S. Bank National Association, as trustee, relating to 5.75% Notes due 2025	Exhibit 4.1 to Form 8-K filed August 18, 2017
4.7
Fifth Supplemental Indenture dated as of November 27, 2019, between Murphy Oil Corporation and U.S. Bank National Association, as trustee, and Wells Fargo Bank, National Association, as series trustee, relating to 5.875% Notes due 2027
Exhibit 4.2 to Form 8-K filed November 27, 2019
4.8	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.9 to Form 10-K filed February 27, 2020
4.9
Sixth Supplemental Indenture dated as of March 5, 2021, between Murphy Oil Corporation and U.S. Bank National Association, as trustee, and Wells Fargo Bank, National Association as series trustee, relating to 6.375% Notes due 2028
Exhibit 4.2 to Form 8-K filed March 5, 2021
10.1
New Credit Agreement dated as of November 17, 2022 among Murphy Oil Corporation, Murphy Exploration & Production Company – International, and Murphy Oil Company Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto
Exhibit 10.1 to Form 10-K filed February 27, 2023

PART IV

10.2	Murphy Oil Corporation Annual Incentive Plan	Exhibit 10.3 to Form 10-K filed February 25, 2022
10.3	Murphy Oil Corporation 2012 Long-Term Incentive Plan	Exhibit A to definitive proxy statement filed March 29, 2012
10.4	Amendment to the Murphy Oil Corporation 2012 Long-Term Incentive Plan	Exhibit 10.8 to Form 10-K filed February 27, 2020
10.5	Form of employee stock option (2012 Long-Term Incentive Plan)	Exhibit 99.1 to Form 10-K filed February 28, 2014
10.6	Form of stock appreciation right (2012 Long-Term Incentive Plan)	Exhibit 99.3 to Form 10-Q filed May 7, 2014
10.7	Murphy Oil Corporation 2018 Long-Term Incentive Plan	Exhibit B to definitive proxy statement filed March 23, 2018
10.8	Amendment to the Murphy Oil Corporation 2018 Long-Term Incentive Plan	Exhibit 10.15 to Form 10-K filed February 27, 2020
10.9	Form of employee performance-based restricted stock unit – stock settled grant agreement (2018 Long-Term Incentive Plan)	Exhibit 10.14 to Form 10-K filed February 27, 2019
10.10	Form of employee performance-based restricted stock unit – stock settled grant agreement (2018 Long-Term Incentive Plan)	Exhibit 10.17 to Form 10-K filed February 27, 2020
10.11	Form of employee time-based restricted stock unit – stock settled 3-year grant agreement (2018 Long-Term Incentive Plan)	Exhibit 10.15 to Form 10-K filed February 27, 2019
10.12	Form of employee time-based restricted stock unit – stock settled 5-year grant agreement (2018 Long-Term Incentive Plan)	Exhibit 10.16 to Form 10-K filed February 27, 2019
10.13	Murphy Oil Corporation 2020 Long-Term Incentive Plan	Exhibit A to definitive proxy statement filed March 30, 2020
10.14	Form of employee performance-based restricted stock unit – stock settled grant agreement (2020 LTI Plan)	Exhibit 10.21 to Form 10-K filed February 26, 2021
10.15	Form of employee time-based restricted stock unit – stock settled 3-year grant agreement (2020 LTI Plan)	Exhibit 10.22 to Form 10-K filed February 26, 2021
10.16	Form of employee time-based restricted stock unit – stock settled 5-year grant agreement (2020 LTI Plan)	Exhibit 10.23 to Form 10-K filed February 26, 2021
10.17	Form of employee time-based restricted stock unit – cash settled 3-year grant agreement (2020 LTI Plan)	Exhibit 10.24 to Form 10-K filed February 26, 2021
10.18	Form of employee time-based restricted stock unit – cash settled 5-year grant agreement (2020 LTI Plan)	Exhibit 10.25 to Form 10-K filed February 26, 2021
10.19	Murphy Oil Corporation 2018 Stock Plan for Non-Employee Directors	Exhibit A to definitive proxy statement filed March 23, 2018
10.20	First Amendment to the 2018 Stock Plan for Non-Employee Directors	Exhibit 10.1 to Form 8-K filed April 25, 2018
10.21	Second Amendment to the 2018 Stock Plan for Non-Employee Directors	Exhibit 10.24 to Form 10-K filed February 27, 2020
10.22	Form of non-employee director restricted stock unit award – stock settled grant agreement (2018 NED Plan)	Exhibit 10.20 to Form 10-K filed February 27, 2019
10.23	Form of non-employee director restricted stock unit award – stock settled grant agreement (2018 NED Plan)	Exhibit 10.26 to Form 10-K filed February 27, 2020
10.24	Murphy Oil Corporation 2021 Stock Plan for Non-Employee Directors	Exhibit A to definitive proxy statement filed March 26, 2021
10.25	Form of non-employee director restricted stock unit award – stock settled grant agreement (2021 NED Plan)	Exhibit 10.27 to Form 10-Q filed August 5, 2021
10.26	Murphy Oil Corporation Non-Qualified Deferred Compensation Plan for Non-Employee Directors	Exhibit 10.6 to Form 10-K filed February 26, 2016

PART IV

10.27	Trademark License Agreement dated as of August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc.	Exhibit 10.4 to Form 8-K filed September 5, 2013
10.28
First Amendment to the New Credit Agreement dated as of December 16, 2022 among Murphy Oil Corporation, Murphy Exploration & Production Company – International and Murphy Oil Company Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto
Exhibit 10.28 to Form 10-K filed February 27, 2023
*10.29		Murphy Oil Corporation Compensation Recoupment Policy
*10.30		Form of employee performance-based restricted stock unit (2020 LTI Plan)
*10.31		Form of employee time-based restricted stock unit – A (2020 LTI Plan)
*10.32		Form of employee time-based restricted stock unit – B (2020 LTI Plan)
*10.33		Form of employee time-based restricted stock unit – C (2020 LTI Plan)
*10.34		Form of employee time-based restricted stock unit – D (2020 LTI Plan)
*21.1		Subsidiaries of Murphy Oil Corporation
*23.1		Consent of Independent Registered Public Accounting Firm
*23.2		Consent of Ryder Scott Company, L.P.
*23.3		Consent of McDaniel & Associates Consultants Ltd.
*23.4		Consent of Gaffney, Cline & Associates Pte. Ltd.
*31.1		Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2		Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.1		Ryder Scott reserves audit report for U.S. Onshore and Gulf of Mexico
*99.2		Ryder Scott reserves audit report for MP GOM JV
*99.3		McDaniel independent audit report for Canada Onshore proved crude oil and natural gas reserves
*99.4		Gaffney, Cline independent audit report for Vietnam proved crude oil and natural gas reserves
101.INS		Inline XBRL Instance Document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

PART IV
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MURPHY OIL CORPORATION

By	/s/ ROGER W. JENKINS	Date:	February 23, 2024
Roger W. Jenkins, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2024 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ CLAIBORNE P. DEMING	/s/ JAMES V. KELLEY
Claiborne P. Deming, Chairman and Director	James V. Kelley, Director

/s/ ROGER W. JENKINS	/s/ R. MADISON MURPHY
Roger W. Jenkins, Chief Executive Officer and Director (Principal Executive Officer)	R. Madison Murphy, Director

/s/ LAWRENCE R. DICKERSON	/s/ JEFFREY W. NOLAN
Lawrence R. Dickerson, Director	Jeffrey W. Nolan, Director

/s/ MICHELLE A. EARLEY	/s/ ROBERT N. RYAN, JR.
Michelle A. Earley, Director	Robert N. Ryan, Jr., Director

/s/ ELISABETH W. KELLER	/s/ LAURA A. SUGG
Elisabeth W. Keller, Director	Laura A. Sugg, Director

/s/ THOMAS J. MIRELES	/s/ PAUL D. VAUGHAN
Thomas J. Mireles, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Paul D. Vaughan Vice President and Controller (Principal Accounting Officer)

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
An independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) and provides an objective, independent opinion about the Company’s consolidated financial statements. The Audit Committee of the Board of Directors appoints the independent registered public accounting firm; ratification of the appointment is solicited annually from the shareholders. KPMG LLP’s opinion covering the Company’s consolidated financial statements can be found on page 62.
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
Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
KPMG LLP has performed an audit of the Company’s internal control over financial reporting, and their opinion thereon can be found on page 64.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Murphy Oil Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Murphy Oil Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Estimated oil and gas reserves used in the depletion of producing oil and gas properties
As discussed in Note A to the consolidated financial statements, the Company calculates depletion expense related to producing oil and gas properties using the units-of-production method. Under this method, costs to acquire interests in oil and gas properties and costs for the drilling and completion efforts for exploratory wells that find proved reserves and for development wells are capitalized. Capitalized costs of producing oil and gas properties, along with equipment and facilities that support production, are amortized to expense by the units-of-production method. The Company’s internal petroleum reserve engineers estimate proved oil and gas reserves and the Company engages third-party petroleum reserve specialists to perform an independent assessment. For the year ended December 31, 2023, the Company recorded depreciation, depletion, and amortization expense of $861.6 million.
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
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Murphy Oil Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Murphy Oil Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Houston, Texas
February 23, 2024

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31 (Thousands of dollars except share amounts)		2023	2022
ASSETS
Current assets
Cash and cash equivalents		$317,074	$491,963
Accounts receivable, net		343,992	391,152
Inventories	Note E	54,454	54,513
Prepaid expenses		36,674	34,697
Total current assets		752,194	972,325
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $13,135,385 in 2023 and $12,489,970 in 2022	Note D	8,225,197	8,228,016
Operating lease assets	Note T	745,185	946,406
Deferred income taxes	Note H	435	117,889
Deferred charges and other assets		43,686	44,316
Total assets		$9,766,697	$10,308,952
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt, finance lease		$723	$687
Accounts payable		446,891	543,786
Income taxes payable		21,007	26,544
Other taxes payable		29,339	22,819
Operating lease liabilities		207,840	220,413
Other accrued liabilities		140,745	443,585
Total current liabilities		846,545	1,257,834
Long-term debt, including finance lease obligation	Note F	1,328,352	1,822,452
Asset retirement obligations	Note G	904,051	817,268
Deferred credits and other liabilities		309,605	304,948
Non-current operating lease liabilities	Note T	551,845	742,654
Deferred income taxes	Note H	276,646	214,903
Total liabilities		$4,217,044	$5,160,059
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued		$–	$–
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares in 2023 and 195,100,628 shares in 2022		195,101	195,101
Capital in excess of par value		880,297	893,578
Retained earnings		6,546,079	6,055,498
Accumulated other comprehensive loss	Note N	(521,117)	(534,686)
Treasury stock		(1,737,566)	(1,614,717)
Murphy Shareholders' Equity		5,362,794	4,994,774
Noncontrolling interest		186,859	154,119
Total equity		5,549,653	5,148,893
Total liabilities and equity		$9,766,697	$10,308,952

See Notes to Consolidated Financial Statements, page 70.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31 (Thousands of dollars except per share amounts)	2023	2022	2021
Revenues and other income
Revenue from production	$3,376,639	$4,038,451	$2,801,215
Sales of purchased natural gas	72,215	181,689	–
Total revenue from sales to customers	3,448,854	4,220,140	2,801,215
(Loss) on derivative instruments	–	(320,410)	(525,850)
Gain on sale of assets and other income	11,293	32,932	23,916
Total revenues and other income	3,460,147	3,932,662	2,299,281
Costs and expenses
Lease operating expenses	784,391	679,342	539,546
Severance and ad valorem taxes	42,787	57,012	41,212
Transportation, gathering and processing	232,985	212,711	187,028
Costs of purchased natural gas	51,682	171,991	–
Exploration expenses, including undeveloped lease amortization	234,776	133,197	69,044
Selling and general expenses	117,306	131,121	121,950
Depreciation, depletion and amortization	861,602	776,817	795,105
Accretion of asset retirement obligations	46,059	46,243	46,613
Impairment of assets	–	–	196,296
Other operating expense	46,530	137,518	21,052
Total costs and expenses	2,418,118	2,345,952	2,017,846
Operating income from continuing operations	1,042,029	1,586,710	281,435
Other income (loss)
Other (loss) income	(8,587)	14,310	(16,771)
Interest expense, net	(112,373)	(150,759)	(221,773)
Total other loss	(120,960)	(136,449)	(238,544)
Income from continuing operations before income taxes	921,069	1,450,261	42,891
Income tax expense	195,921	309,464	(5,862)
Income from continuing operations	725,148	1,140,797	48,753
Loss from discontinued operations, net of income taxes	(1,467)	(2,078)	(1,225)
Net income including noncontrolling interest	723,681	1,138,719	47,528
Less: Net income attributable to noncontrolling interest	62,122	173,672	121,192
NET INCOME (LOSS) ATTRIBUTABLE TO MURPHY	$661,559	$965,047	$(73,664)
INCOME (LOSS) PER COMMON SHARE – BASIC
Continuing operations	$4.27	$6.23	$(0.47)
Discontinued operations	(0.01)	(0.01)	(0.01)
Net income (loss)	$4.26	$6.22	$(0.48)
INCOME (LOSS) PER COMMON SHARE – DILUTED
Continuing operations	$4.23	$6.14	$(0.47)
Discontinued operations	(0.01)	(0.01)	(0.01)
Net income (loss)	$4.22	$6.13	$(0.48)
Cash dividends per common share	$1.100	$0.825	$0.500
Average common shares outstanding (thousands)
Basic	155,234	155,277	154,291
Diluted	156,646	157,475	154,291

See Notes to Consolidated Financial Statements, page 70.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31 (Thousands of dollars)	2023	2022	2021
Net income including noncontrolling interest	$723,681	$1,138,719	$47,528
Other comprehensive income (loss), net of tax
Net gain (loss) from foreign currency translation	36,598	(106,335)	12,116
Retirement and postretirement benefit plans	(23,029)	99,360	59,816
Deferred loss on interest rate hedges reclassified to interest expense	–	–	1,690
Other comprehensive income (loss)	13,569	(6,975)	73,622
Comprehensive income including noncontrolling interest	737,250	1,131,744	121,150
Less: Comprehensive income attributable to noncontrolling interest	62,122	173,672	121,192
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO MURPHY	$675,128	$958,072	$(42)

See Notes to Consolidated Financial Statements, page 70.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Thousands of dollars)	2023	2022	2021
Operating Activities
Net income including noncontrolling interest	$723,681	$1,138,719	$47,528
Adjustments to reconcile net income to net cash provided by continuing operations activities
Depreciation, depletion and amortization	861,602	776,817	795,105
Deferred income tax expense (benefit)	179,823	286,079	(4,146)
Unsuccessful exploration well costs and previously suspended exploration costs	169,795	82,085	17,339
Contingent consideration payment	(139,574)	–	–
Long-term non-cash compensation	61,953	89,246	63,382
Accretion of asset retirement obligations	46,059	46,243	46,613
Amortization of undeveloped leases	10,925	13,300	18,925
Mark to market loss on contingent consideration	7,113	78,285	63,147
Mark to market (gain) loss on derivative instruments	–	(214,788)	112,113
Loss from discontinued operations	1,467	2,078	1,225
Gain from sale of assets	(12)	(17,899)	–
Impairment of assets	–	–	196,296
Other operating activities, net	(74,716)	(34,193)	(53,821)
Net (increase) decrease in noncash working capital	(99,361)	(65,728)	118,457
Net cash provided by continuing operations activities	1,748,755	2,180,244	1,422,163
Investing Activities
Property additions and dry hole costs [1]	(1,066,015)	(985,461)	(650,235)
Acquisition of oil and natural gas properties [1]	(35,578)	(128,538)	(20,244)
Proceeds from sales of property, plant and equipment	102,913	4,528	270,503
Property additions for King's Quay FPS	–	–	(17,734)
Net cash required by investing activities	(998,680)	(1,109,471)	(417,710)
Financing Activities
Borrowings on revolving credit facility	600,000	400,000	165,000
Repayment of revolving credit facility	(600,000)	(400,000)	(365,000)
Retirement of debt	(498,175)	(647,707)	(876,358)
Early redemption of debt cost	–	(8,295)	(39,335)
Repurchase of common stock	(150,022)	–	–
Contingent consideration paid	(60,243)	(81,742)	–
Cash dividends paid	(170,978)	(128,219)	(77,204)
Distributions to noncontrolling interest	(29,382)	(183,038)	(137,517)
Withholding tax on stock-based incentive awards	(14,276)	(17,631)	(5,209)
Finance lease obligation payments	(622)	(636)	(803)
Debt issuance, net of cost	–	–	541,913
Issue costs of debt facility	(20)	(14,353)	–
Net cash required by financing activities	(923,718)	(1,081,621)	(794,513)
Net cash required by discontinued operations	–	(14,500)	–
Effect of exchange rate changes on cash and cash equivalents	(1,246)	(3,873)	638
Net (decrease) increase in cash and cash equivalents	(174,889)	(29,221)	210,578
Cash and cash equivalents at beginning of period	491,963	521,184	310,606
Cash and cash equivalents at end of period	$317,074	$491,963	$521,184
1 Certain prior-period amounts have been reclassified to conform to the current period presentation.

See Notes to Consolidated Financial Statements, page 70.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31 (Thousands of dollars except number of shares)	2023	2022	2021
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	$–	$–	$–
Common Stock – par $1.00, authorized 450,000,000 shares at December 31, 2023, 2022 and 2021, issued 195,100,628 shares at December 31, 2023, 2022 and 2021
Balance at beginning and end of year	195,101	195,101	195,101
Capital in Excess of Par Value
Balance at beginning of year	893,578	926,698	941,692
Share-based compensation	29,386	25,242	25,429
Restricted stock transactions and other [1]	(42,667)	(58,362)	(40,423)
Balance at end of year	880,297	893,578	926,698
Retained Earnings
Balance at beginning of year	6,055,498	5,218,670	5,369,538
Net income (loss) for the year attributable to Murphy	661,559	965,047	(73,664)
Cash dividends paid	(170,978)	(128,219)	(77,204)
Balance at end of year	6,546,079	6,055,498	5,218,670
Accumulated Other Comprehensive Loss
Balance at beginning of year	(534,686)	(527,711)	(601,333)
Foreign currency translation (losses) gains, net of income taxes	36,598	(106,335)	12,116
Retirement and postretirement benefit plans, net of income taxes	(23,029)	99,360	59,816
Deferred loss on interest rate hedge reclassified to interest expense, net of income taxes	–	–	1,690
Balance at end of year	(521,117)	(534,686)	(527,711)
Treasury Stock
Balance at beginning of year	(1,614,717)	(1,655,447)	(1,690,661)
Purchase of treasury shares	(151,241)	–	–
Awarded restricted stock, net of forfeitures	28,392	40,730	35,214
Balance at end of year – 42,351,986 shares of common stock in 2023, 39,633,309 shares of common stock in 2022 and 40,637,578 shares of common stock in 2021	(1,737,566)	(1,614,717)	(1,655,447)
Murphy Shareholders’ Equity	5,362,794	4,994,774	4,157,311
Noncontrolling Interest
Balance at beginning of year	154,119	163,485	179,810
Net income attributable to noncontrolling interest	62,122	173,672	121,192
Distributions to noncontrolling interest owners	(29,382)	(183,038)	(137,517)
Balance at end of year	186,859	154,119	163,485
Total Equity	$5,549,653	$5,148,893	$4,320,796
1 Prior-period amounts have been aggregated to conform to the current period presentation.
See Notes to Consolidated Financial Statements, page 70.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the consolidated financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 70-102 of the Form 10-K report.
Note A – Significant Accounting Polices
NATURE OF BUSINESS – Murphy Oil Corporation is an international oil and gas company that conducts its business through various operating subsidiaries. The Company primarily produces oil and natural gas in the United States and Canada and conducts oil and gas exploration activities worldwide.
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and are presented in conformity with GAAP.
The consolidated financial statements include the accounts of Murphy Oil Corporation and all majority-owned subsidiaries. Undivided interests in oil and natural gas joint ventures are consolidated on a proportionate basis. Investments in affiliates in which the Company owns from 20% to 50% are accounted for by the equity method. Beginning in the fourth quarter of 2018, Murphy reports 100% of the sales volume, revenues, costs, assets and liabilities including the 20% noncontrolling interest in MP GOM in accordance with accounting for noncontrolling interest as prescribed by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810-10-45, “Consolidations”. Other investments are generally carried at cost. Intercompany accounts and transactions are eliminated.
USE OF ESTIMATES – Preparing the financial statements of the Company in accordance with GAAP requires management to make a number of estimates and assumptions that affect the reporting of amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.
REVENUE RECOGNITION – Revenues from sales of crude oil, natural gas liquids and natural gas are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customer; the amount of revenue recognized reflects the consideration expected in exchange for those commodities. The Company measures revenue based on consideration specified in a contract and excludes taxes and other amounts collected on behalf of third parties. Revenues from the production of oil and natural gas properties, in which Murphy shares in the undivided interest with other producers, are recognized based on the actual volumes sold by the Company during the period. Natural gas imbalances occur when the Company’s actual natural gas sales volumes differ from its proportional share of production from the well. The Company follows the sales method of accounting for these natural gas imbalances. The Company records a liability for natural gas imbalances when it has sold more than its working interest of natural gas production and the estimated remaining reserves make it doubtful that partners can recoup their share of production from the field. At December 31, 2023 and 2022, the liabilities for natural gas balancing were immaterial. Gains and losses on asset disposals or retirements are included in net income/(loss) as a component of revenues.
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
ACCOUNTS RECEIVABLE – At December 31, 2023 and 2022, the Company’s accounts receivable primarily consisted of amounts owed to the Company by customers for sales of crude oil and natural gas and operating costs related to joint venture partners working interest share. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on these receivables. The Company reviews this allowance for adequacy at least quarterly and bases its assessment on a combination of current information about its customers, joint venture partners and historical write-off experience. Any trade accounts receivable balances written off are

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note A – Significant Accounting Policies (Continued)
charged against the allowance for doubtful accounts. The Company has not experienced any significant credit-related losses in the past three years.
INVENTORIES – Amounts included in the Consolidated Balance Sheets include unsold crude oil production and materials and supplies associated with oil and natural gas production operations. Unsold crude oil production is carried in inventory at the lower of cost (applied on a first-in, first-out basis and includes costs incurred to bring the inventory to its existing condition), or market. Materials and supplies inventories are valued at the lower of average cost or estimated market value and generally consist of tubulars and other drilling equipment. See Note E.
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
Oil and natural gas properties are evaluated by field for potential impairment. Other properties are evaluated for impairment on a specific asset basis or in groups of similar assets as applicable. An impairment is recognized when there are indications that the estimated undiscounted future net cash flows of an asset are less than its carrying value. If an impairment occurs, the carrying value of the impaired asset is reduced to fair value. There were no impairments recognized in 2023 and 2022.
The Company records a liability for asset retirement obligations (ARO) equal to the fair value of the estimated cost to retire an asset. The ARO liability is initially recorded in the period in which the obligation meets the definition of a liability, which is generally when a well is drilled, or the asset is placed in service. The ARO liability is estimated by the Company’s engineers using existing regulatory requirements and anticipated future inflation rates. When the liability is initially recorded, the Company increases the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is increased over time to reflect the change in its present value and the capitalized cost is depreciated over the useful life of the related long-lived asset. The Company reevaluates the adequacy of its recorded ARO liability at least annually. Actual costs of asset retirements such as dismantling oil and natural gas production facilities and site restoration are charged against the related liability. Any difference between costs incurred upon settlement of an ARO and the recorded liability is recognized as a gain or loss in the Company’s earnings. See Note G for further discussion.
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
LEASES – At inception, contracts are assessed for the presence of a lease according to criteria laid out by ASC 842, “Leases”. If a lease is present, further criteria is assessed to determine if the lease should be classified as an

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note A – Significant Accounting Policies (Continued)
operating or finance lease. Operating leases are presented on the Consolidated Balance Sheets as “Operating lease assets” with the corresponding lease liabilities presented in “Operating lease liabilities” and “Non-current operating lease liabilities”. Finance lease assets (related to Brunei) are presented on the Consolidated Balance Sheets within “Property, plant and equipment”, with the corresponding liabilities presented in “Current maturities of long-term debt, finance lease” and “Long-term debt, including finance lease obligation”.
Generally, lease liabilities are recognized at commencement and based on the present value of the future minimum lease payments to be made over the lease term. Lease assets are then recognized based on the value of the lease liabilities. Where implicit lease rates are not determinable, the minimum lease payments are discounted using the Company’s collateralized incremental borrowing rates.
Operating leases are expensed according to their nature and recognized in “Lease operating expenses”, “Selling and general expenses” or capitalized in the Consolidated Financial Statements. Finance leases are depreciated with the relevant expenses recognized in “Depreciation, depletion and amortization” and “Interest expense, net” on the Consolidated Statement of Operations.
ENVIRONMENTAL LIABILITIES – A liability for environmental matters is established when it is probable that an environmental obligation exists, and the cost can be reasonably estimated. If there is a range of reasonably estimated costs, the most likely amount will be recorded, or if no amount is most likely, the minimum of the range is used. Related expenditures are charged against the liability. Environmental remediation liabilities have not been discounted for the time value of future expected payments. Environmental expenditures that have future economic benefit are capitalized.
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
FOREIGN CURRENCY – Local currency is the functional currency used for recording operations in Canada and former refining and marketing activities in the United Kingdom. The U.S. dollar is the functional currency used to record all other operations. Exchange gains or losses from transactions in a currency other than the functional currency are included in earnings as part of interest and other income (loss). Gains or losses from translating foreign functional currencies into U.S. dollars are included in “Accumulated Other Comprehensive Loss” in Consolidated Statements of Stockholders’ Equity.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note A – Significant Accounting Policies (Continued)
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – The fair value of a derivative instrument is recognized as an asset or liability in the Company’s Consolidated Balance Sheets. Upon entering into a derivative contract, the Company may designate the derivative as either a fair value hedge or a cash flow hedge or decide that the contract is not a hedge for accounting purposes, and thenceforth, recognize changes in the fair value of the contract in earnings. Sale and purchase contracts in the normal course of business are not designated as hedges for accounting purposes. The Company documents the relationship between the derivative instrument designated as a hedge and the hedged items as well as its objective for risk management and strategy for the use of the hedging instrument to manage the risk. Derivative instruments designated as fair value or cash flow hedges are linked to specific assets and liabilities or to specific firm commitments or forecasted transactions. The Company assesses at inception and on an ongoing basis, whether a derivative instrument accounted for as a hedge is highly effective in offsetting changes in the fair value or cash flows of the hedged item. A derivative that is not a highly effective hedge does not qualify for hedge accounting. The change in the fair value of a qualifying fair value hedge is recorded in earnings along with the gain or loss on the hedged item. The effective portion of the change in the fair value of a qualifying cash flow hedge is recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets until the hedged item is recognized currently in earnings. If a derivative instrument no longer qualifies as a cash flow hedge and the underlying forecasted transaction is no longer probable of occurring, hedge accounting is discontinued, and the gain or loss recorded in “Accumulated other comprehensive loss” is recognized immediately in earnings. All commodity price derivatives for the periods provided are not designated as cash flow or fair value hedges and therefore changes in fair value are recognized in earnings.
FAIR VALUE MEASUREMENTS – The Company carries certain assets and liabilities at fair value in its Consolidated Balance Sheets. Fair value is determined using various techniques depending on the availability of observable inputs. Level 1 inputs include quoted prices in active markets for identical assets or liabilities. Level 2 inputs include observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs which reflect assumptions about pricing by market participants. See Note O.
STOCK-BASED COMPENSATION
Equity-Settled Awards – The fair value of awarded stock options, restricted stock units and other stock-based compensation that are settled with Company shares is determined based on a combination of management assumptions and the market value of the Company’s common stock. The Company uses a Monte Carlo valuation model to determine the fair value of performance-based restricted stock units (PSUs) that are equity settled, and expense is recognized over the three-year vesting period. The fair value of time-lapse restricted stock units is determined based on the price of Company stock on the date of grant and expense is recognized over the vesting period.
The Company uses the Black-Scholes option pricing model for computing the fair value of equity-settled stock options. The primary assumptions made by management include the expected life of the stock option award and the expected volatility of Murphy’s common stock price. The Company uses both historical data and current information to support its assumptions. Stock option expense is recognized on a straight-line basis over the respective vesting period of two or three years. The Company estimates the number of stock options and PSUs that will not vest and adjusts its compensation expense accordingly. Differences between estimated and actual vested amounts are accounted for as an adjustment to expense, when known.
Cash-Settled Awards – The Company accounts for stock appreciation rights (SARs) and cash-settled restricted time-based stock units (CRSUs) as liability awards. Expense associated with these awards is recognized over the vesting period based on the latest available estimate of the fair value of the awards, which is generally determined using a Black-Scholes method for SARs and the period-end price of the Company’s common stock for time-based CRSUs. When SARs are exercised and when CRSUs settle, the Company adjusts previously recorded expense to the final amounts paid out in cash for these awards. See Note I.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note A – Significant Accounting Policies (Continued)
PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – The Company recognizes the funded status (the difference between the fair value of plan assets and the projected benefit obligation) of its defined benefit and other postretirement benefit plans in the Consolidated Balance Sheets. Changes in the funded status which have not yet been recognized in the Consolidated Statement of Operations are recorded net of tax in “Accumulated other comprehensive loss”. The remaining amounts in “Accumulated other comprehensive loss” include net actuarial losses and prior service (cost) credit. See Note J.
NET INCOME (LOSS) PER COMMON SHARE – Basic income (loss) per common share is computed by dividing net income (loss) for each reporting period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) for each reporting period by the weighted average number of common shares outstanding during the period plus the effects of all potentially dilutive common shares. Dilutive securities are not included in the computation of diluted income (loss) per share when a net loss occurs, as the inclusion would have the effect of reducing the diluted loss per share.
Note B – New Accounting Principles and Recent Accounting Pronouncements
Accounting Principles Adopted
None affecting the Company.
Recent Accounting Pronouncements
Income Tax Disclosures. In December 2023 the FASB issued Accounting Standards Update (ASU) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard becomes effective for annual periods beginning after December 15, 2024. The update requires financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, as well as income taxes paid disaggregated by jurisdiction. Murphy is currently evaluating the impact of adopting this standard.

Reportable Segment Disclosures. In November 2023 the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard becomes effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The standard requires additional disclosures about operating segments, including segment expense information provided to the chief operating decision maker, and extends certain disclosure requirements to interim periods. The standard does not affect our determination of significant segments. Murphy is currently evaluating the impact of adopting this standard.
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
For operated oil and natural gas production where the non-operated working interest owner does not take-in-kind its proportionate interest in the produced commodity, the Company acts as an agent for the working interest owner and recognizes revenue only for its own share of the commingled production. The exception to this is the reporting of the noncontrolling interest in MP GOM as prescribed by GAAP.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note C – Revenue from Contracts with Customers (Continued)

Disaggregation of Revenue
The Company reviews performance based on two key geographical segments and between onshore and offshore sources of revenue within these geographies.

The Company’s revenues and other income for each of the three year presented were as follows.

		Years Ended December 31,
(Thousands of dollars)		2023	2022	2021
Net crude oil and condensate revenue
United States	Onshore	$676,139	$856,219	$626,136
	Offshore [1]	2,072,353	2,229,658	1,478,993
Canada	Onshore	78,088	131,400	119,799
	Offshore	78,650	117,747	92,741
Other		11,022	22,824	4,924
Total crude oil and condensate revenue		2,916,252	3,357,848	2,322,593

Net natural gas liquids revenue
United States	Onshore	33,178	64,015	50,189
	Offshore [1]	47,434	60,424	44,411
Canada	Onshore	8,914	18,338	16,375
Total natural gas liquids revenue		89,526	142,777	110,975

Net natural gas revenue
United States	Onshore	21,346	64,037	39,803
	Offshore [1]	71,332	161,160	81,944
Canada	Onshore	278,183	312,629	245,900
Total natural gas revenue		370,861	537,826	367,647
Revenue from production		3,376,639	4,038,451	2,801,215

Sales of purchased natural gas
United States	Offshore	–	204	–
Canada	Onshore	72,215	181,485	–
Total sales of purchased natural gas		72,215	181,689	–

Total revenue from sales to customers		3,448,854	4,220,140	2,801,215

(Loss) gain on crude contracts		–	(320,410)	(525,850)
Gain on sale of assets and other income		11,293	32,932	23,916
Total revenue and other income		$3,460,147	$3,932,662	$2,299,281
1 Includes revenue attributable to noncontrolling interest in MP GOM.
In 2022, the Company included additional line items on the face of the Consolidated Statements of Operations to report “Sales of purchased natural gas” and “Costs of purchased natural gas”. Purchases of natural gas are reported on a gross basis when Murphy takes control of the product and has risks and rewards of ownership. Sales of natural gas are reported when the contractual performance obligations are satisfied. This occurs at the time the product is delivered to a third party purchaser at the contractually determinable price.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note C – Revenue from Contracts with Customers (Continued)

Contract Balances and Asset Recognition
As of December 31, 2023 and 2022, receivables from contracts with customers, net of royalties and associated payables, on the balance sheet from continuing operations, were $193.7 million and $201.1 million, respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on a forward-looking expected loss model in accordance with ASU 2016-13, the Company did not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.
The Company has not entered into any revenue contracts that have financing components as of December 31, 2023, 2022 or 2021.
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
As of December 31, 2023, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period over 12 months starting at the inception of the contract:

Long-Term Contracts Outstanding at December 31, 2023
Location	Commodity	End Date	Description	Approximate Volumes
U.S.	Natural Gas and NGL	Q1 2030	Deliveries from dedicated acreage in Eagle Ford	As produced
Canada	Natural Gas	Q4 2025	Contracts to sell natural gas at USD index pricing	25 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at USD index pricing	31 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at CAD fixed pricing	124 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at USD fixed pricing	25 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at CAD index pricing	28 MMCFD
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at USD index pricing	49 MMCFD
Canada	Natural Gas	Q4 2027	Contracts to sell natural gas at USD index pricing	30 MMCFD
Canada	Natural Gas	Q4 2028	Contracts to sell natural gas at USD index pricing	10 MMCFD
Fixed price contracts are accounted for as normal sales and purchases for accounting purposes.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note D – Property, Plant and Equipment
The Company’s property, plant and equipment assets for the respective periods are presented as follows:

	December 31, 2023			December 31, 2022
(Thousands of dollars)	Cost	Net		Cost	Net
Exploration and production ¹	$21,228,490	$8,201,475	[2]	$20,567,489	$8,204,463	[2]
Corporate and other	132,092	23,722		150,498	23,553
Property, plant and equipment	$21,360,582	$8,225,197		$20,717,987	$8,228,016
¹ Includes unproved mineral rights as follows:	$351,000	$228,329		$476,981	$344,507
2  Includes $15,356 in 2023 and $18,319 in 2022 related to administrative assets and support equipment.
Divestments
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
Impairments
The following table reflects the recognized before tax impairments for each of the three years presented.

(Thousands of dollars)	2023	2022	2021
Canada	$–	$–	$171,296
Other Foreign	–	–	18,000
Corporate	–	–	7,000
	$–	$–	$196,296
Exploratory Wells
Under FASB guidance, exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well, and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project.
At December 31, 2023, 2022 and 2021, the Company had total capitalized drilling costs pending the determination of proved reserves of $49.1 million, $171.9 million and $179.5 million, respectively. The following table reflects the net changes in capitalized exploratory well costs for each of the three years presented.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note D – Property, Plant and Equipment (Continued)

(Thousands of dollars)	2023	2022	2021
Beginning balance at January 1	$171,860	$179,481	$181,616
Additions pending the determination of proved reserves	48	33,440	16,725
Reclassifications to proved properties based on the determination of proved reserves	(82,185)	–	–
Divestment	–	(7,915)	–
Capitalized exploration well costs charged to expense	(40,605)	(33,146)	(18,860)
Ending balance at December 31	$49,118	$171,860	$179,481
Reclassifications to proved properties of $82.2 million, for the year ended December 31, 2023, are primarily related to LDV-4X in Vietnam. Capitalized well costs charged to dry hole expense of $40.6 million are related to the Cholula-1EXP well in offshore Mexico, and Oso #1 (Atwater Valley 138), and Chinook #7 (Walker Ridge 425) exploration wells in the Gulf of Mexico. The preceding table excludes well costs of $129.2 million incurred and expensed directly to dry hole during the year ended December 31, 2023, related to the Chinook #7 (Walker Ridge 425) and Oso #1 (Atwater Valley 138) explorations well in the Gulf of Mexico.
The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed for each individual well and the number of projects for which exploratory well costs have been capitalized. The projects are aged based on the last well drilled in the project.

	2023			2022			2021
(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs
Zero to one year	$–	–	–	$15,527	2	2	$13,273	3	3
One to two years	–	–	–	13,307	2	2	–	–	–
Two to three years	2,698	1	1	–	–	–	53,070	5	5
Three years or more	46,420	3	3	143,026	5	4	113,138	6	–
	$49,118	4	4	$171,860	9	8	$179,481	14	8
Of the $49.1 million of exploratory well costs capitalized more than one year at December 31, 2023, $26.5 million is in the U.S., $15.1 million is in Vietnam, $4.8 million is in Canada and $2.7 million is in Brunei. In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.
Note E – Inventories
Inventories consisted of the following for the respective periods presented:

	December 31,
(Thousands of dollars)	2023	2022
Unsold crude oil	$10,304	$6,546
Materials and supplies	44,150	47,967
Inventories	$54,454	$54,513

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note F – Financing Arrangements and Debt
Long-term debt for the respective periods presented consisted of the following:

	December 31,
(Thousands of dollars)	2023	2022
Notes payable
5.75% notes, due August 2025	$–	$248,675
5.875% notes, due December 2027	443,249	543,249
6.375% notes, due July 2028	372,226	451,934
7.05% notes, due May 2029	179,708	250,000
5.875% notes, due December 2042 ¹	339,761	339,761
Total notes payable	1,334,944	1,833,619
Unamortized debt issuance cost and discount on notes payable	(10,107)	(15,324)
Total notes payable, net of unamortized discount	1,324,837	1,818,295
Capitalized lease obligation, due through March 2029	4,238	4,844
Total debt including current maturities	1,329,075	1,823,139
Current maturities	(723)	(687)
Total long-term debt	$1,328,352	$1,822,452
1 Coupon rate may fluctuate 25 basis points if rating is periodically downgraded or upgraded by S&P and Moody’s.
The amounts of long-term debt repayable over each of the next five years and thereafter are as follows: nil in 2024, nil in 2025, nil in 2026, $443.2 million in 2027, $372.2 million in 2028 and $519.5 million thereafter.
The Company also has a shelf registration statement on file with the SEC that permits the offer and sale of debt and/or equity securities through October 15, 2024.
In November 2022, the Company entered into a $800 million revolving credit facility, and the previous revolving credit facility has been terminated effective November 2022. The RCF is a senior unsecured guaranteed facility which expires on November 17, 2027. On the date the Company achieves certain credit ratings (Investment Grade Ratings Date), certain covenants will be modified as set forth in the RCF. In addition, prior to Investment Grade Ratings Date, the Company will be required to comply with a maximum consolidated leverage ratio of 3.50x and a minimum consolidated interest coverage ratio of 2.50x. From and after the Investment Grade Ratings Date, the Company will be required to comply with a maximum ratio of consolidated total debt to consolidated total capitalization of 60%. Borrowings under the RCF bear interest at rates based on either the “Alternate Base Rate”, the “Adjusted Term Secured Overnight Financing Rate (SOFR) Rate”, or the “Adjusted Daily Simple SOFR Rate”, respectively, plus the “Applicable Rate”. The “Alternate Base Rate” of interest is the highest of (a) the Prime Rate in effect on such day, (b) the New York Federal Reserve Bank (NYFRB) Rate in effect on such day plus ½ of 1% and (c) the Adjusted Term SOFR Rate for a one month Interest Period as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day) plus 1%. The “Adjusted Term SOFR Rate” of interest is equal to (a) the Term SOFR Rate for such Interest Period, plus (b) 0.10%. The “Adjusted Daily Simple SOFR Rate” of interest is equal to (a) the Daily Simple SOFR, plus (b) 0.10%. The “Applicable Rate” of interest means, for any day, the applicable rate per annum based upon the ratings of Moody’s and S&P, respectively. The Company incurred $14.4 million in transaction costs and recorded the amount to “Deferred charges and other assets” in the Consolidated Balance Sheets, which is being amortized to interest expense over the term of the RCF. At December 31, 2023, the Company had no outstanding borrowings under the RCF and $3.8 million of outstanding letters of credit, which reduces the borrowing capacity of the RCF. At December 31, 2023, the interest rate in effect on borrowings under the facility would have been 7.70%. At December 31, 2023, the Company was in compliance with all covenants related to the RCF.
In November 2023, the Company tendered a total of $249.5 million of its 2027 Notes, 2028 Notes and 2029 Notes, retiring $250 million in aggregate principal. The cost of debt extinguishment of $1.3 million is included in “Interest expense, net” on the Consolidated Statement of Operations for the year ended December 31, 2023.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note F - Financing Arrangements and Debt (Continued)
There were no additional cash costs related to the November 2023 debt extinguishment on the 2027 Notes, 2028 Notes and 2029 Notes for the year ended December 31, 2023.
In September 2023, the Company redeemed the remaining $248.7 million principal outstanding of its 2025 Notes. The non-cash costs of debt extinguishment of $0.9 million is included in “Interest expense, net” on the Consolidated Statement of Operations for the year ended December 31, 2023.
In November 2022, the Company redeemed $200.0 million aggregate principal amount of its 2025 Notes. The cost of debt extinguishment of $3.9 is included in “Interest expense, net” on the Consolidated Statement of Operations for the year ended December 31, 2022. The cash costs of $2.9 million are shown as a financing activity on the Consolidated Statement of Cash Flows for the year ended December 31, 2022.
In September and October 2022, the Company paid a total of $7.2 million to complete the open market repurchases of $9.2 million aggregate principal amount of its 6.125% senior notes due 2042 (2042 Notes). There were no additional cash costs related to the September and October 2022 debt extinguishment on the 2042 Notes for the year ended December 31, 2022.
In August 2022, the Company redeemed the remaining $42.4 million of its 6.875% senior notes due in 2024 (2024 Notes) and tendered $100.0 million and $98.1 million aggregate principal amount of its 2025 Notes and 2028 Notes, respectively. The total cost of the debt extinguishment of $4.0 million is included in “Interest expense, net” on the Consolidated Statement of Operations for the year ended December 31, 2022. The debt extinguishment on the 2025 and 2028 Notes had cash costs of $2.0 million and is shown as a financing activity on the Consolidated Statement of Cash Flows for the year ended December 31, 2022.
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
Note G – Asset Retirement Obligations
The asset retirement obligations liabilities recognized by the Company are related to the estimated costs to dismantle and abandon its producing oil and natural gas properties and related equipment.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO for the respective periods presented is shown in the following table.

(Thousands of dollars)	2023	2022
Balance at beginning of year	$911,653	$971,893
Accretion	46,059	46,243
Liabilities incurred	20,628	46,449
Revisions of previous estimates	29,056	(78,229)
Liabilities settled	(95,637)	(64,255)
Changes due to translation of foreign currencies	3,004	(10,448)
Balance at end of year	914,763	911,653
Current portion of liability ¹	(10,712)	(94,385)
Noncurrent portion of liability	$904,051	$817,268
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

(Thousands of dollars)	2023	2022	2021
Income (loss) from continuing operations before income taxes
United States	$901,761	$1,306,200	$114,659
Foreign	19,308	144,061	(71,768)
Total	$921,069	$1,450,261	$42,891
Income tax expense (benefit)
U.S. Federal – Current	$–	$–	$–
– Deferred	170,115	234,749	(1,480)
Total U.S. Federal	170,115	234,749	(1,480)
State	6,622	9,010	3,303
Foreign – Current	13,182	18,134	(5,158)
– Deferred	6,002	47,571	(2,527)
Total Foreign	19,184	65,705	(7,685)
Total	$195,921	$309,464	$(5,862)
The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense for each of the three years presented.

(Thousands of dollars)	2023	2022	2021
Income tax expense (benefit) based on the U.S. statutory tax rate	$193,424	$304,555	$9,007
Foreign income (loss) subject to foreign tax rates different than the U.S. statutory rate	7,597	10,823	13,270
State income taxes, net of federal benefit	4,725	7,118	2,500
U.S. tax benefit on certain foreign upstream investments	–	–	(8,916)
Change in deferred tax asset valuation allowance related to other foreign exploration expenditures	10,853	24,748	4,814
Tax effect on income attributable to noncontrolling interest	(13,046)	(36,471)	(25,450)
Other, net	(7,632)	(1,309)	(1,087)
Total	$195,921	$309,464	$(5,862)

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note H – Income Taxes (Continued)
An analysis of the Company’s deferred tax assets and deferred tax liabilities for the respective periods presented showing the tax effects of significant temporary differences follows.

(Thousands of dollars)	2023	2022
Deferred tax assets
Property and leasehold costs	$240,065	$242,467
Liabilities for dismantlements	34,258	31,017
Postretirement and other employee benefits	82,437	86,798
U. S. net operating loss	357,490	442,699
Investment in partnership	14,655	11,595
Other deferred tax assets	48,778	111,212
Total gross deferred tax assets	777,683	925,788
Less valuation allowance	(146,861)	(136,008)
Net deferred tax assets	630,822	789,780
Deferred tax liabilities
Deferred tax on undistributed foreign earnings	(5,000)	(5,000)
Accumulated depreciation, depletion and amortization	(847,981)	(796,510)
Other deferred tax liabilities	(54,052)	(85,284)
Total gross deferred tax liabilities	(907,033)	(886,794)
Net deferred tax (liabilities) assets	$(276,211)	$(97,014)
In management’s judgment, the net deferred tax assets in the preceding table are more likely than not to be realized based on the consideration of deferred tax liability reversals and future taxable income. The valuation allowance for deferred tax assets relates primarily to tax assets arising in foreign tax jurisdictions that in the judgment of management at the present time are more likely than not to be unrealized. The valuation allowance increased $10.9 million in 2023, related all to non-U.S. items. Subsequent reductions of the valuation allowance are expected to be reported as reductions of tax expense assuming no offsetting change in the deferred tax asset.
The Company has a U.S. net operating loss carryforward of $1.7 billion at year-end 2023 with a corresponding deferred tax asset of $357.5 million. The Company believes the U.S. net operating loss being carried forward will more likely than not be utilized in future periods prior to expirations in 2036 and 2037.
Other Information
Currently, the Company considers $100 million of Canada’s past foreign earnings not permanently reinvested, with an accompanying $5 million liability. At December 31, 2023, $1.5 billion of past foreign earnings are considered permanently reinvested. The Company closely and routinely monitors these reinvestment positions considering underlying facts and circumstances pertinent to our business and the future operation of the Company.
Uncertain Income Tax Positions
The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon ultimate settlement. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. Liabilities associated with uncertain income tax positions are included in “Other taxes payable” and “Deferred credits and other liabilities” in the Consolidated Balance Sheets for current and long-term portions, respectively. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the three years presented is shown in the following table.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note H – Income Taxes (Continued)

(Thousands of dollars)	2023	2022	2021
Balance at January 1	$3,928	$2,903	$2,832
Additions for tax positions related to current year	–	77	71
Additions for tax positions related to prior year	2,456	948	–
Balance at December 31	$6,384	$3,928	$2,903
All additions or settlements to the above liability affect the Company’s effective income tax rate in the respective period of change. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. The Company also had other recorded liabilities of $0.3 million as of December 31, 2023, 2022 and 2021, respectively, for interest and penalties associated with uncertain tax positions. There were no interest or penalties associated with uncertain tax positions included in income tax expense for any period presented.
In 2024, the Company currently does not expect to add to the provision for uncertain tax positions. Although existing liabilities could be reduced by settlement with taxing authorities or due to statute of limitations closing, the Company believes that the changes in its unrecognized tax benefits due to these events will not have a material impact on the Consolidated Statement of Operations during 2024.
The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities. These audits often take years to complete and settle. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters. Additionally, the Company could be required to pay amounts into an escrow account as any matters are identified and appealed with the relevant taxing authorities. As of December 31, 2023, the earliest years remaining open for audit and/or settlement in the Company’s major taxing jurisdictions are as follows: United States – 2016; Canada – 2016; and Malaysia – 2017. The Company has retained certain possible liabilities and rights to income tax receivables relating to Malaysia for the years prior to 2019.
Note I – Incentive Plans
Murphy utilizes cash-based and/or share-based incentive awards to supplement normal salaries as compensation for executive management and certain employees. For share-based awards that qualify for equity accounting, costs are recognized as an expense in the Consolidated Statements of Operations, using a grant date fair value-based measurement method, over the periods that the awards vest. For cash-settled equity awards that are required to be accounted for under liability accounting rules, costs are recognized as expense using a fair value-based measurement method over the vesting period, but expense is adjusted as necessary through the date the award value is finally determined. Total expense for liability awards is ultimately adjusted to the final intrinsic value for the award.
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
The 2020 Long-Term Plan authorizes the Committee to make grants of the Company’s common stock to employees. These grants may be in the form of stock options (nonqualified or incentive), SARs, restricted stock, restricted stock units (RSUs), performance units, performance shares, dividend equivalents and other stock-based incentives. The 2020 Long-Term Plan expires in 2030. A total of 5 million shares are issuable during the life of the 2020 Long-Term Plan. Shares issued pursuant to awards granted under this Plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased in the open market. Share awards that have been canceled, expired, forfeited or otherwise not issued under an award shall not count as shares issued under this Plan. Based on awards made to date, 2.1 million shares are available for grant under the 2020 Long-Term Plan at December 31, 2023.
The Stock Plan for Non-Employee Directors (2021 NED Plan) permits the issuance of restricted stock, restricted stock units and stock options or a combination thereof to the Company’s Non-Employee Directors. The

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note I – Incentive Plans (Continued)
Company currently has outstanding incentive awards issued to Directors under the 2021 NED Plan and the 2018 Stock Plan for Non-Employee Directors (2018 NED Plan).
The Company generally expects to issue treasury shares to satisfy vesting of restricted stock and restricted stock units.
Amounts recognized in the financial statements with respect to share-based plans for each of the three years presented are shown in the following table.

(Thousands of dollars)	2023	2022	2021
Compensation charged against income before income tax benefit	$58,760	$74,587	$43,660
Related income tax benefit recognized in income	9,330	12,710	7,196
As of December 31, 2023, there were $47.4 million in compensation costs, to be expensed over approximately the next three years, related to unvested share-based compensation arrangements granted by the Company. Employees receive net shares, after applicable withholding obligations, upon each stock option exercise and restricted stock unit vest.
Equity-Settled Awards
PERFORMANCE-BASED RESTRICTED STOCK UNITS – PSUs to be settled in common shares were granted in 2020 under the 2018 Long-Term Plan, and in 2021, 2022 and 2023 under the 2020 Long-Term Plan. Each grant will vest if the Company achieves specific performance objectives at the end of the designated performance period. Additional shares may be awarded if performance objectives are exceeded. If performance goals are not met, PSUs will not vest, but the recognized compensation cost associated with the stock award would not be reversed. For PSUs, the performance conditions are based on the Company’s total shareholder return (80% weighting), compared to an industry peer group of companies, and the EBITDA divided by Average Capital Employed metric (20% weighting) for PSU awards, over the performance period. During the performance period, PSUs are subject to transfer restrictions and are subject to forfeiture if a grantee terminates for reasons other than retirement, disability or death. Termination for these three reasons will lead to a pro rata award of amounts earned. No dividends are paid nor do voting rights exist on awards of PSUs prior to their settlement.
Changes in PSUs outstanding for each of the last three years are presented in the following table.

(Number of stock units)	2023	2022	2021
Outstanding at beginning of year	2,148,467	2,670,756	2,207,429
Granted	409,160	595,700	1,156,800
Vested and issued	(408,135)	(654,177)	(642,473)
Forfeited	(331,304)	(463,812)	(51,000)
Outstanding at end of year	1,818,188	2,148,467	2,670,756
The fair value of the equity-settled performance-based awards granted in each year was estimated on the date of grant using a Monte Carlo valuation model. Expected volatility was based on daily historical volatility of the Company’s stock price compared to a peer group average over a three-year period. The risk-free interest rate is based on the yield curve of three-year U.S. Treasury bonds, and the stock beta was calculated using three years of historical averages of daily stock data for Murphy and the peer group. The assumptions used in the valuation of the performance awards granted in 2023, 2022 and 2021 are presented in the following table.

	2023	2022	2021
Fair value per share at grant date	$60.46	$37.77 - $47.37	$16.03
Assumptions
Expected volatility	81.00%	79.00% - 81.00%	74.00%
Risk-free interest rate	3.90%	1.39% -2.85%	0.18%
Stock beta	1.034	1.195 - 1.200	1.169
Expected life	3.0 years	3.0 years	3.0 years

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note I – Incentive Plans (Continued)
TIME-BASED RESTRICTED STOCK UNITS – Time-based RSUs have been granted to the Company’s Non-Employee Directors (NED) under the 2018 NED Plan and 2021 NED Plan, and to certain employees under the 2020 Long-Term Plan.
The fair value of the time-based restricted stock units awarded for each of the last three years are presented in the following table.

Type of Plan	Valuation Methodology	2023	2022	2021
Non-Employee Directors [1]	Closing Stock Price at Grant Date	$43.27	$32.84	$13.14 - $23.58
Long-Term Incentive Plan [2]	Average Low/High Stock Price at Grant Date	$42.20	$29.80 - $49.86	$12.30
1 Under the 2021 NED Plan, RSUs granted in 2023 are scheduled to vest in February 2024.
2 The RSUs granted under the 2018 and 2020 Long-Term Plan generally vest on the third anniversary of the date of grant.
Changes in RSUs outstanding for each of the last three years are presented in the following table.

(Number of share units)	2023	2022	2021
Outstanding at beginning of year	1,227,792	1,451,438	1,383,043
Granted	556,100	416,492	573,907
Vested and issued	(517,047)	(462,418)	(476,012)
Forfeited	(47,261)	(177,720)	(29,500)
Outstanding at end of year	1,219,584	1,227,792	1,451,438
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note I – Incentive Plans (Continued)
Changes in stock options outstanding during the last three years are presented in the following table.

	Number of Shares	Average Exercise Price
Outstanding at December 31, 2020	2,048,400	40.14
Exercised	(170,000)	17.57
Forfeited	(558,900)	52.61
Outstanding at December 31, 2021	1,319,500	37.77
Exercised	(760,500)	23.29
Forfeited	(546,000)	49.65
Outstanding at December 31, 2022	13,000	28.51
Exercised	(11,000)	28.51
Forfeited	(2,000)	28.51
Outstanding at December 31, 2023	–	–
Exercisable at December 31, 2020	2,048,400	37.88
Exercisable at December 31, 2021	1,319,500	34.25
Exercisable at December 31, 2022	13,000	28.51
Exercisable at December 31, 2023	–	–
The total intrinsic value of options exercised during 2023 was $0.16 million. Intrinsic value is the excess of the market price of stock at date of exercise over the exercise price received by the Company upon exercise. Aggregate intrinsic value is nil when the exercise price of the stock option exceeds the market price of the Company’s common stock.
Cash-Settled Awards
The Company has granted phantom stock-based incentive awards to be settled in cash to certain employees in the form of SARs and CRSUs.
SAR awards have terms similar to stock options. CRSUs generally settle on the third anniversary of the date of grant. Each award granted is settled, net of applicable income tax withholdings, in cash rather than with common shares. Total pre-tax expense recorded in the Consolidated Statements of Operations for all cash-settled stock-based awards was $29.4 million in 2023, $49.3 million in 2022 and $18.2 million in 2021.
The Committee also administers the Company’s incentive compensation plans, which provide for annual or periodic cash awards to officers, directors and certain other employees. These cash awards are generally determinable based on the Company achieving specific financial and/or operational objectives. Compensation expense of $30.9 million, $42.9 million and $29.0 million was recorded in 2023, 2022 and 2021, respectively, for these plans.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Employee and Retiree Benefit Plans (Continued)

GAAP requires the Company to recognize the overfunded or underfunded status of its defined benefit plans as an asset or liability in its Consolidated Balance Sheets and to recognize changes in that funded status between periods through “Accumulated other comprehensive loss”.
The tables that follow provide a reconciliation of the changes in the plans’ benefit obligations, fair value of assets and funded status for the respective periods presented.

	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2023	2022	2023	2022
Change in benefit obligation
Obligation at January 1	$663,073	$939,380	$67,679	$96,133
Service cost	6,542	7,875	495	968
Interest cost	34,140	22,747	3,241	2,211
Participant contributions	–	–	2,629	2,283
Actuarial loss (gain)	26,625	(238,407)	(5,567)	(29,533)
Medicare Part D subsidy	–	–	299	331
Exchange rate changes	6,089	(21,018)	2	(20)
Benefits paid	(56,296)	(47,504)	(4,970)	(4,694)
Plan amendments [1]	18,978	–	–	–
Obligation at December 31	699,151	663,073	63,808	67,679
Change in plan assets
Fair value of plan assets at January 1	450,944	611,302	–	–
Actual return on plan assets	39,953	(133,395)	–	–
Employer contributions	37,546	41,145	2,042	2,080
Participant contributions	–	–	2,629	2,283
Medicare Part D subsidy	–	–	299	331
Exchange rate changes	5,662	(20,604)	–	–
Benefits paid	(56,296)	(47,504)	(4,970)	(4,694)
Fair value of plan assets at December 31	477,809	450,944	–	–
Funded status and amounts recognized in the Consolidated Balance Sheets at December 31
Deferred charges and other assets	3,192	3,584	–	–
Other accrued liabilities	(10,219)	(9,693)	(4,433)	(4,830)
Deferred credits and other liabilities	(214,315)	(206,020)	(59,375)	(62,849)
Fund Status and net plan liability recognized at December 31	$(221,342)	$(212,129)	$(63,808)	$(67,679)
1 At December 31, 2023, the Company recognized an increase to its domestic plan benefit obligation related to a plan amendment. The amendment provides a permanent increase to benefits for retirees and beneficiaries who commenced payments prior to 2020.
In 2023, the increase to the pension benefits obligation is primarily due to the decrease in the interest rate assumption.
At December 31, 2023, amounts included in “Accumulated other comprehensive loss” (AOCL) in the Consolidated Balance Sheets, before reduction for associated deferred income taxes, which have not been

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Employee and Retiree Benefit Plans (Continued)

recognized in net periodic benefit expense are shown in the following table.

(Thousands of dollars)	Pension Benefits	Other Postretirement Benefits
Net actuarial gain (loss)	$(202,868)	$44,165
Prior service (credit) cost	(20,561)	3,937
	$(223,429)	$48,102
The table that follows includes projected benefit obligations, accumulated benefit obligations and fair value of plan assets for plans where the accumulated benefit obligation exceeded the fair value of plan assets.

	Projected Benefit Obligations		Accumulated Benefit Obligations		Fair Value of Plan Assets
(Thousands of dollars)	2023	2022	2023	2022	2023	2022
Funded qualified plans where accumulated benefit obligation exceeds fair value of plan assets	$534,751	$511,375	$523,096	$499,338	$461,363	$434,283
Unfunded nonqualified and directors’ plans where accumulated benefit obligation exceeds fair value of plan assets	151,146	141,917	148,661	139,634	–	–
Unfunded other postretirement plans	63,808	67,679	63,808	67,679	–	–
The table that follows provides the components of net periodic benefit expense for each of the three years presented.

	Pension Benefits			Other Postretirement Benefits
(Thousands of dollars)	2023	2022	2021	2023	2022	2021
Service cost	$6,542	$7,875	$8,199	$495	$968	$1,295
Interest cost	34,140	22,747	14,784	3,241	2,211	2,071
Expected return on plan assets	(32,839)	(36,458)	(19,222)	–	–	–
Amortization of prior service cost (credit)	620	(684)	591	(532)	(532)	–
Recognized actuarial (gain) loss	9,776	16,098	20,565	(3,512)	(615)	(29)
Net periodic benefit expense	18,239	9,578	24,917	(308)	2,032	3,337
Curtailment expense	219	–	–	–	–	–
Total net periodic benefit expense	$18,458	$9,578	$24,917	$(308)	$2,032	$3,337
The preceding tables in this note include the following amounts related to foreign benefit plans.

	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2023	2022	2023	2022
Benefit obligation at December 31	$133,822	$122,915	$115	$107
Fair value of plan assets at December 31	119,236	115,862	–	–
Net plan liabilities recognized	(14,586)	(7,053)	(115)	(107)
Net periodic benefit expense (benefit)	1,387	(5,322)	(44)	62
The following table provides the weighted-average assumptions used in the measurement of the Company’s benefit obligations at December 31, 2023 and 2022 and net periodic benefit expense for 2023 and 2022.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Employee and Retiree Benefit Plans (Continued)

	Benefit Obligations				Net Periodic Benefit Expense
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,		Year		Year
	2023	2022	2023	2022	2023	2022	2023	2022
Discount rate on obligation, interest cost and service cost	5.03%	5.30%	5.15%	5.41%	5.27%	3.13%	5.41%	2.86%
Rate of compensation increase	3.52%	3.50%	–	–	3.52%	3.00%	–	–
Cash balance interest credit rate	3.20%	3.20%	–	–	–	–	–	–
Expected return on plan assets	–	–	–	–	7.35%	6.24%	–	–
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

(Thousands of dollars)	Pension Benefits	Other Postretirement Benefits
2024	$47,042	$4,433
2025	47,424	4,456
2026	48,004	4,479
2027	48,481	4,491
2028	49,834	4,614
2029-2033	248,023	22,037
For purposes of measuring postretirement benefit obligations at December 31, 2023, the future annual rates of increase in the cost of health care were assumed to be 7.4% for 2024 decreasing each year to an ultimate rate of 4.0% in 2048 and thereafter.
During 2023, the Company made contributions of $34.7 million to its domestic defined benefit pension plans and $2.0 million to its domestic postretirement benefits plan. During 2024, the Company currently expects to make contributions of $35.8 million to its domestic defined benefit pension plans, $2.2 million to its foreign defined benefit pension plans and $4.4 million to its domestic postretirement benefits plan.
PLAN INVESTMENTS – Murphy Oil Corporation maintains an Investment Policy Statement (Statement) that establishes investment standards related to its funded domestic qualified retirement plan. Our investment strategy is to maximize long-term returns at an acceptable level of risk through broad diversification of plan assets in a variety of asset classes. Asset classes and target allocations are determined by our investment committee and includes equities, fixed income and other investments, including hedge funds, real estate and cash equivalent securities. Investment managers are prohibited from investing in equity or fixed income securities issued by the Company. The majority of plan assets are highly liquid, providing flexibility for benefit payment requirements. The current target allocations for plan assets are 40-75% equity securities, 20-60% fixed income securities, 0-15% alternatives and 0-20% cash and equivalents. Asset allocations are rebalanced on a periodic basis throughout the year to bring assets to within an acceptable range of target levels.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Employee and Retiree Benefit Plans (Continued)

The weighted average asset allocation for the Company’s funded pension benefit plans at the respective balance sheet dates are shown in the following table.

	December 31,
	2023	2022
Equity securities	62.6%	65.7%
Fixed income securities	29.1%	23.4%
Alternatives	5.1%	7.3%
Cash equivalents	3.2%	3.6%
	100.0%	100.0%
The Company’s weighted average expected return on plan assets was 7.4% in 2023 and the return was determined based on an assessment of actual long-term historical returns and expected future returns for a portfolio with investment characteristics similar to that maintained by the plans. The 7.4% expected return was comprised of the weighted average expected future equity securities return of 8.4% and a fixed income securities return of 4.7%. An average expected investment expense of 0.8% is included in this calculation. Over the last 10 years, the return on funded retirement plan assets has averaged 3.0%.
At December 31, 2023, the fair value measurements of retirement plan assets within the fair value hierarchy are included in the table that follows.

		Fair Value Measurements Using
(Thousands of dollars)	Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic Plans
Equity securities:
U.S. core equity	$105,212	$105,212	$–	$–
U.S. small/midcap	64,165	64,165	–	–
Other alternative strategies	3,831	–	–	3,831
International equity	31,820	31,820	–	–
Emerging market equity	10,525	10,525	–	–
Fixed income securities:
U.S. fixed income	132,608	56,381	76,227	–
Cash and equivalents	10,412	10,412	—	–
Total Domestic Plans	358,573	278,515	76,227	3,831
Foreign Plans
Equity securities funds	24,389	–	24,389	–
Fixed income securities funds	23,930	–	23,930	–
Diversified pooled fund	45,162	–	45,162	–
Other	20,623	–	–	20,623
Cash and equivalents	5,133	–	5,133	–
Total Foreign Plans	119,236	–	98,613	20,623
Total	$477,809	$278,515	$174,841	$24,454

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Employee and Retiree Benefit Plans (Continued)

At December 31, 2022, the fair value measurements of retirement plan assets within the fair value hierarchy are included in the table that follows.

		Fair Value Measurements Using
(Thousands of dollars)	Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic Plans
Equity securities:
U.S. core equity	$96,433	$96,433	$–	$–
U.S. small/midcap	64,421	64,421	–	–
Other alternative strategies	12,106	–	–	12,106
International equity	44,672	44,672	–	–
Emerging market equity	13,541	13,541	–	–
Fixed income securities:
U.S. fixed income	85,190	35,661	49,528	–
Cash and equivalents	18,719	18,719	–	–
Total Domestic Plans	335,082	273,447	49,528	12,106
Foreign Plans
Equity securities funds	23,877	–	23,877	–
Fixed income securities funds	30,727	–	30,727	–
Diversified pooled fund	31,246	–	31,246	–
Other	20,628	–	–	20,628
Cash and equivalents	9,384	–	9,384	–
Total Foreign Plans	115,862	–	95,234	20,628
Total	$450,944	$273,447	$144,763	$32,734
The definition of levels within the fair value hierarchy in the tables above is included in Note O.
For domestic plans, U.S. core, small/midcap, international, emerging market equity securities and U.S. treasury securities are valued based on quoted prices in active markets. For commercial paper securities, the prices received generally utilize observable inputs in the pricing methodologies. Other alternative strategies funds consist of two investments. One of these investments is valued annually based on net asset value and permits withdrawals annually after a 90-day notice, and the other investment is also valued quarterly based on net asset values and has a three-year lock-up period and a 95-day notice following the lock-up period.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Employee and Retiree Benefit Plans (Continued)

The effects of fair value measurements using significant unobservable inputs on changes in Level 3 plan assets are outlined below:

(Thousands of dollars)	Hedged Funds and Other Alternative Strategies
Total at December 31, 2021	$82,854
Actual return on plan assets:
Relating to assets held at the reporting date	(38,389)
Purchases, sales and settlements	(11,731)
Total at December 31, 2022	32,734
Actual return on plan assets:
Relating to assets held at the reporting date	711
Relating to assets sold during the period	(8,991)
Total at December 31, 2023	$24,454
THRIFT PLANS – Most full-time U.S. employees of the Company may participate in thrift or similar savings plans by allotting up to a specified percentage of their base pay. The Company matches contributions at a stated percentage of each employee’s allotment based on years of participation in the plans, with a maximum match of 6.0%. Amounts charged to expense for the Company’s match to these plans were $8.5 million in 2023, $6.0 million in 2022 and $5.4 million in 2021.
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
Certain interest rate derivative contracts were previously accounted for as hedges and the gain or loss associated with recording the fair value of these contracts was deferred in AOCL and amortized to “Interest expense, net” over time. In 2021, the Company redeemed all of the remaining notes due 2022, which were associated with the interest rate derivative contracts and expensed the remainder of the previously deferred loss on the interest rate swap of $2.1 million to “Interest expense, net” in the Consolidated Statement of Operations.
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
At December 31, 2023 and December 31, 2022, the Company did not have any outstanding crude oil derivative contracts. At December 31, 2021, the Company had 20,000 barrels per day in NYMEX WTI swap contracts at a price per barrel of $44.88 and 25,000 barrels per day in NYMEX WTI collar contracts with an average ceiling price per barrel of $75.20 and an average floor price per barrel of $63.24, both maturing ratably during 2022.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note K – Financial Instruments and Risk Management (Continued)

Foreign Currency Exchange Risks
The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. The Company had no foreign currency exchange short-term derivative instruments outstanding as of December 31, 2023 and 2022.
The gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments for each of the three years presented are shown in the following table.

		Gain (Loss)
(Thousands of dollars)		Year Ended December 31,
Type of Derivative Contract	Statement of Operations Locations	2023	2022	2021
Commodity swaps	(Loss) on derivative instruments	$–	$(160,690)	$(510,596)
Commodity collars	(Loss) on derivative instruments	–	(159,721)	(15,254)
Credit Risks
The Company’s primary credit risks are associated with trade accounts receivable, cash equivalents and derivative instruments. Trade receivables arise mainly from sales of oil and natural gas in the U.S. and Canada and cost sharing amounts, of operating and capital costs billed to partners, for properties operated by Murphy. The credit history and financial condition of potential customers are reviewed before credit is extended. Security is obtained when deemed appropriate based on a potential customer’s financial condition, and routine follow-up evaluations are made. The combination of these evaluations and the large number of customers tends to limit the risk associated with any one customer. Cash balances and cash equivalents are held with several major financial institutions, which limit the Company’s exposure to credit risk for its cash assets. The Company controls credit risk on derivatives through credit approvals and monitoring procedures and believes that such risks are minimal, because counterparties to the majority of transactions are major financial institutions.
Note L – Earnings Per Share
Net income (loss) attributable to Murphy was used as the numerator in computing both basic and diluted income per common share for each of the three years presented. The following table reconciles the weighted-average shares outstanding used for these computations.

(Weighted-average shares)	2023	2022	2021
Basic method	155,233,560	155,276,533	154,290,741
Dilutive stock options and restricted stock units ¹	1,412,869	2,198,305	–
Diluted method	156,646,429	157,474,838	154,290,741
1 Due to a net loss recognized by the Company for the year ended December 31, 2021, no unvested stock awards were included in the computation of diluted earnings per share because the effect would have been antidilutive.
The following table reflects certain options to purchase shares of common stock that were outstanding during each of the three years presented but were not included in the computation of dilutive earnings per share because the incremental shares from the assumed conversion were antidilutive.

	2023	2022	2021
Antidilutive stock options excluded from diluted shares	–	126,000	1,420,992
Weighted average price of these options	–	$49.65	$35.30
Note M – Other Financial Information
GAIN FROM FOREIGN CURRENCY TRANSACTIONS – Net gains (losses) from foreign currency transactions, including the effects of foreign currency contracts, included in the Consolidated Statements of Operations were $10.8 million loss in 2023, $23.0 million gain in 2022 and $1.0 million gain in 2021.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note M – Other Financial Information (Continued)
Noncash operating working capital (increased) decreased during each of the three years presented as shown in the following table.

(Thousands of dollars)	2023	2022	2021
Net (increase) decrease in operating working capital, excluding cash and cash equivalents:
(Increase) decrease in accounts receivable	$47,151	$(137,228)	$8,056
(Increase) decrease in inventories	329	(1,534)	12,809
(Increase) decrease in prepaid expenses	(1,293)	(3,413)	2,003
Increase (decrease) in accounts payable and accrued liabilities ¹	(140,011)	69,854	95,166
Increase (decrease) in income taxes payable	(5,537)	6,593	423
Net (increase) decrease in noncash operating working capital	$(99,361)	$(65,728)	$118,457
Supplementary disclosures:
Cash income taxes paid, net of refunds	$12,356	$24,853	$2,138
Interest paid, net of amounts capitalized of $14.5 million in 2023, $16.3 million in 2022 and $16.1 million in 2021	108,912	149,957	165,699

Non-cash investing activities:
Asset retirement costs capitalized	$32,975	$(21,147)	$54,439
(Increase) decrease in capital expenditure accrual	17,517	(31,397)	9,788
1  Excludes receivable/payable balances relating to mark-to-market of crude contracts.
Note N – Accumulated Other Comprehensive Loss
The components of AOCL on the Consolidated Balance Sheets for the periods presented and the changes during the respective periods are shown net of taxes in the following table.

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)	Retirement and Postretirement Benefit Plan Adjustments		Total
Balance at December 31, 2021	$(311,895)	$(215,816)		$(527,711)
2022 components of other comprehensive income (loss):
Before reclassifications to income	(106,335)	87,362		(18,973)
Reclassifications to income	–	11,998	¹	11,998
Net other comprehensive income	(106,335)	99,360		(6,975)
Balance at December 31, 2022	(418,230)	(116,456)		(534,686)
2023 components of other comprehensive income (loss):
Before reclassifications to income	36,598	(27,580)		9,018
Reclassifications to income	–	4,551	¹	4,551
Net other comprehensive income (loss)	36,598	(23,029)		13,569
Balance at December 31, 2023	$(381,632)	$(139,485)		$(521,117)
1 Reclassifications before taxes of $5.6 million and $15.3 million are included in the computation of net periodic benefit expense in 2023 and 2022, respectively. See Note J for additional information. Related income taxes of $1.1 million and $3.3 million are included in income tax expense in 2023 and 2022, respectively.

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
The fair value measurements for these assets and liabilities for the respective periods presented are shown in the following table.

	December 31, 2023				December 31, 2022
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Liabilities:
Nonqualified employee savings plan	$17,785	$–	$–	$17,785	$15,135	$–	$–	$15,135
	$17,785	$–	$–	$17,785	$15,135	$–	$–	$15,135
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
As at December 31, 2022, the Company’s liabilities with PAI and LLOG were based on realized inputs of volumes and pricing as a result of contractual thresholds and time durations being achieved. As a result, the related liability as at December 31, 2022, of $192.7 million, is no longer subject to fair value measurement. The liability is included in “Other accrued liabilities” in the Consolidated Balance Sheets and the changes in fair value of the contingent consideration during 2022 were recorded in “Other (loss) income” in the Consolidated Statements of Operations.
The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. There were no offsetting positions recorded at December 31, 2023 and 2022.
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2023 and 2022. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, all of which had fair values approximating carrying amounts. The fair value of current and long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. Substantially all of the Company’s long-term debt is actively traded in open markets, and accordingly, is classified as Level 1 in the fair value

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note O – Assets and Liabilities Measured at Fair Value (Continued)

hierarchy. The Company has off-balance sheet exposures relating to certain letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	December 31,
	2023		2022
(Thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Current and long-term debt	$1,329,075	$1,265,185	$1,823,139	$1,668,216
Fair Values – Nonrecurring
There were no impairment expenses incurred in 2023 and 2022.
Note P – Commitments
The Company has operating, production handling and transportation service agreements for oil and/or natural gas operations in the U.S. and Canada Onshore. The U.S. Onshore and Gulf of Mexico transportation contracts require minimum monthly payments through 2045, while the Canada Onshore processing contracts call for minimum monthly payments through 2051. In the U.S. and Canada Onshore, future required minimum annual payments for the next five years are $225.9 million in 2024, $126.0 million in 2025, $114.7 million in 2026, $103.5 million in 2027 and $94.4 million in 2028. Under certain circumstances, the Company is required to pay additional amounts depending on the actual hydrocarbon quantities processed under the agreement. Total costs incurred under these service arrangements were $295.1 million in 2023, $216.4 million in 2022 and $151.8 million in 2021.
Commitments for capital expenditures were approximately $209.8 million at December 31, 2023, including $173.3 million for costs to develop deepwater U.S. Gulf of Mexico fields, $13.3 million for Eagle Ford Shale, $19.2 million for Canada and $4.0 million for Other Foreign.
Note Q – Environmental and Other Contingencies
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
ENVIRONMENTAL MATTERS – Murphy and other companies in the oil and gas industry are subject to numerous federal, state, local and foreign laws and regulations dealing with the environment and protection of health and safety. The principal environmental, health and safety laws and regulations to which Murphy is subject address such matters as the generation, storage, handling, use, disposal and remediation of petroleum products, wastewater and hazardous materials; the emission and discharge of such materials to the environment, including methane and other GHG emissions; wildlife, habitat and water protection; water access, use and disposal; the placement, operation and decommissioning of production equipment; the health and safety of our employees, contractors and communities where our operations are located, including indigenous communities; and the causes and impacts of climate change. These laws and regulations also generally require permits for existing operations, as well as the construction or development of new operations and the decommissioning facilities once production has ceased.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Note Q - Environmental and Other Contingencies (Continued)
Violation of federal or state environmental, health and safety laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and construction bans or delays. A discharge of hazardous substances into the environment could, to the extent such event is not adequately insured, subject the Company to substantial expense, including both the cost to comply with applicable regulations and claims by neighboring landowners and other third parties for any personal injury and property damage that might result. In addition, Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Pursuant to recent SEC amendments to this item, the Company will be using a threshold of $1.0 million for such proceedings and the Company is not aware of environmental legal proceedings likely to exceed this $1.0 million threshold.
There continues to be an increase in regulatory oversight of the oil and gas industry at the federal level, with a focus on climate change and GHG emissions (including methane emissions). For example, in December 2023, the U.S. EPA announced its final rule regulating methane and volatile organic compounds emissions in the oil and gas industry which, among other things, requires periodic inspections to detect leaks (and subsequent repairs), places stringent restrictions on venting and flaring of methane, and establishes a program whereby third parties can monitor and report large methane emissions to the EPA. In addition, there have been a number of executive orders issued that address climate change, including creation of climate-related task forces, directives to federal agencies to procure carbon-free electricity, and a goal of a carbon pollution-free power sector by 2035 and a net-zero emissions U.S. economy by 2050. Executive orders have also been issued related to oil and gas activities on federal lands, infrastructure and environmental justice. In addition, an international climate agreement (the Paris Agreement) was agreed to at the 2015 United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement entered into force in November 2016. Although the U.S. officially withdrew from the Paris Agreement on November 4, 2020, the U.S. has since rejoined the Paris Agreement, which became effective for the U.S. on February 19, 2021.

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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note R – Common Stock Issued and Outstanding
Activity in the number of shares of common stock issued and outstanding for each of the three years presented is shown below.

(Number of shares outstanding)	2023	2022	2021
Beginning of year	155,467,319	154,463,050	153,598,625
Stock options exercised [1]	2,657	181,655	32,554
Restricted stock awards [1]	689,824	822,614	831,871
Treasury shares purchased	(3,411,158)	–	–
End of year	152,748,642	155,467,319	154,463,050
1 Shares issued upon exercise of stock options and award of restricted stock are less than the amount reflected in Note I due to withholdings for statutory income taxes owed upon issuance of shares.

On August 4, 2022, the Board authorized a share repurchase program of up to $300 million of the Company’s common stock. During 2023, the Board authorized an increase to the program, bringing the total amount allowed to be repurchased under the program to $600 million. This repurchase program has no time limit and may be suspended or discontinued completely at any time without prior notice as determined by the Company at its discretion and dependent upon a variety of factors. The share repurchase program is a component of the Company’s capital allocation framework, the details of which can be found as part of the Company’s Form 8-K filed on August 4, 2022.

During the year ended December 31, 2023, the Company repurchased 3,411,158 shares of its common stock under the share repurchase program for $151.2 million, including excise taxes, commissions and fees. As of December 31, 2023, the Company had $450 million remaining available to repurchase.

Note S – Business Segments
Murphy’s reportable segments are organized into geographic areas of operations. The Company’s exploration and production activity is subdivided into segments for the United States, Canada and all other countries. Each of these segments derive revenues primarily from the sale of crude oil, condensate, natural gas liquids and/or natural gas. The Company’s management evaluates segment performance based on income (loss) from operations, excluding interest income and interest expense.
Customers that accounted for 10% or more of the Company’s sales revenue for each of the below three years ended December 31, are shown below.

	2023	2022	2021
Chevron Corporation	16%	19%	30%
ExxonMobil Corporation	27%	12%	N/A
Due to the quantity of active oil and gas purchasers in the markets where it produces hydrocarbons, the Company does not foresee any difficulty with selling its hydrocarbon production at fair market prices.
No assets were held for sale as of December 31, 2023 and 2022. The former U.K. and U.S. downstream units have been reported as discontinued operations for all periods presented in these consolidated financial statements.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Note S – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate and Other	Discontinued Operations	Consolidated Total
Year ended December 31, 2023
Segment income (loss) - including NCI [1]	$905.1	$41.6	$(65.5)	$881.2	$(156.0)	$(1.5)	$723.7
Revenues from external customers	2,928.3	517.5	11.0	3,456.8	3.4	—	3,460.2
Interest and other income (loss)	(3.9)	(1.1)	(0.6)	(5.6)	(3.0)	–	(8.6)
Interest expense, net of capitalization	(0.1)	(0.2)	(0.2)	(0.5)	(111.9)	–	(112.4)
Income tax expense (benefit)	232.7	11.2	(6.1)	237.8	(41.8)	–	196.0
Significant noncash charges (credits)
Depreciation, depletion and amortization	706.0	142.2	2.3	850.5	11.0	–	861.5
Accretion of asset retirement obligations	37.8	7.8	0.4	46.0	0.1	–	46.1
Amortization of undeveloped leases	8.1	0.1	2.7	10.9	–	–	10.9
Deferred and noncurrent income taxes	229.6	7.5	(6.7)	230.4	(50.6)	–	179.8
Additions to property, plant, equipment	671.3	206.2	13.1	890.6	24.2	–	914.8
Total assets at year-end	7,107.0	2,080.0	213.3	9,400.2	365.5	0.8	9,766.6

Year ended December 31, 2022
Segment income (loss) - including NCI [1]	$1,521.9	134.2	(77.0)	1,579.1	$(438.3)	(2.1)	1,138.7
Revenues from external customers	3,461.2	762.9	23.0	4,247.1	(314.4)	–	3,932.7
Interest and other income (loss)	(6.6)	(1.9)	(0.5)	(9.0)	23.3	–	14.3
Interest expense, net of capitalization	(0.1)	–	(0.3)	(0.4)	(150.4)	–	(150.8)
Income tax expense (benefit)	370.8	43.6	2.9	417.3	(107.8)	–	309.5
Significant noncash charges (credits)
Depreciation, depletion and amortization	617.0	141.5	5.4	763.9	12.9	–	776.8
Accretion of asset retirement obligations	36.5	9.6	0.1	46.2	–	–	46.2
Amortization of undeveloped leases	8.7	0.2	4.4	13.3	–	–	13.3
Deferred and noncurrent income taxes	362.7	34.8	0.6	398.1	(112.0)	–	286.1
Additions to property, plant, equipment	838.6	208.5	(5.7)	1,041.4	21.9	–	1,063.3
Total assets at year-end	6,930.6	2,125.6	217.4	9,273.6	1,034.6	0.8	10,309.0

Year ended December 31, 2021
Segment income (loss) - including NCI [1]	$766.3	$(16.1)	$(33.5)	$716.7	$(668.0)	$(1.2)	$47.5
Revenues from external customers	2,337.5	476.3	4.9	2,818.7	(519.4)	–	2,299.3
Interest and other income (loss)	(11.6)	(1.9)	3.2	(10.3)	(6.5)	–	(16.8)
Interest expense, net of capitalization	–	–	(0.2)	(0.2)	(221.6)	–	(221.8)

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Note S – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate and Other	Discontinued Operations	Consolidated Total
Income tax expense (benefit)	183.9	(1.7)	(9.5)	172.7	(178.6)	–	(5.9)
Significant noncash charges (credits)
Impairment of assets	–	171.3	18.0	189.3	7.0	–	196.3
Depreciation, depletion and amortization	616.5	163.8	1.8	782.1	13.0	–	795.1
Accretion of asset retirement obligations	36.9	9.7	–	46.6	–	–	46.6
Amortization of undeveloped leases	11.1	0.2	7.6	18.9	–	–	18.9
Deferred and noncurrent income taxes	176.3	(1.9)	(8.0)	166.4	(170.5)	–	(4.1)
Additions to property, plant, equipment	519.5	52.7	13.1	585.3	–	–	585.3
Total assets at year-end	6,591.6	2,231.9	259.8	9,083.3	1,220.8	0.8	10,304.9
1 Includes results attributable to a noncontrolling interest in MP GOM.

Geographic Information	Certain long-lived assets at December 31 [1]
(Millions of dollars)	United States	Canada	Other	Total
2023	$6,555.0	$1,497.3	$172.8	$8,225.1
2022	6,562.8	1,499.1	166.1	8,228.0
2021	6,371.4	1,566.9	189.6	8,127.9
1 Certain long-lived assets at December 31 exclude investments, right-of-use operating lease assets, non-current receivables, deferred tax assets and other intangible assets.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note T – Leases
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
Options to extend lease terms are at the Company’s discretion. Early lease terminations are a combination of Company discretion and mutual agreement between the Company and lessor. Purchase options also exist for certain leases.
Related Expenses
Expenses related to finance and operating leases included in the Consolidated Financial Statements are as follows:

		Year Ended December 31,
(Thousands of dollars)	Financial Statement Category	2023	2022
Operating lease [1,2]	Lease operating expenses	$246,721	$217,038
Operating lease [2]	Transportation, gathering and processing	37,797	39,669
Operating lease [2]	Selling and general expense	9,859	8,003
Operating lease [2]	Other operating expense	675	510
Operating lease [2]	Exploration expenses	110,577	10,019
Operating lease [2]	Property, plant and equipment	204,595	196,829
Operating lease [2]	Asset retirement obligations	57,442	11,190
Finance lease
Amortization of asset	Depreciation, depletion and amortization	1,505	5,481
Interest on lease liabilities	Interest expense, net	221	254
Sublease income	Other income	(1,402)	(1,296)
Net lease expense		$667,990	$487,697
1  Variable lease expenses. For the years ended December 31, 2023 and 2022, includes variable lease expenses of $36.7 million and $32.2 million, respectively, primarily related to additional volumes processed at a natural gas processing plant.
2  Short-term leases due within 12 months. For the year ended December 31, 2023, includes $78.2 million in LOE, $29.4 million for “Transportation, gathering and processing”, $80.3 million for “Exploration expenses, including undeveloped lease amortization”, $1.6 million in “Selling and general expenses”, $0.3 million in “Other operating expense”, $112.7 million in “Property, plant and equipment, net” and $57.4 million in “Asset retirement obligations” relating to short-term leases due within 12 months. Expenses primarily relate to drilling rigs and other oil and natural gas field equipment. For the year ended December 31, 2022, includes $62.8 million in LOE, $31.5 million in “Transportation, gathering and processing”, $8.8 million for “Exploration expenses, including undeveloped lease amortization, $0.7 million in “Selling and general expenses", $0.1 million in “Other operating expense”, $125.4 million in “Property, plant and equipment, net” and $11.2 million in “Asset retirement obligations” relating to short-term leases due within 12 months. Expenses primarily relate to drilling rigs and other oil and natural gas field equipment.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note T – Leases (Continued)

Maturity of Lease Liabilities

(Thousands of dollars)	Operating Leases	Finance Leases	Total
2024	$244,622	$1,069	$245,691
2025	82,596	1,069	83,665
2026	63,703	1,069	64,772
2027	62,066	1,069	63,135
2028	61,229	1,069	62,298
Remaining	499,501	265	499,766
Total future minimum lease payments	1,013,717	5,610	1,019,327
Less imputed interest	(254,032)	(1,372)	(255,404)
Present value of lease liabilities [1]	$759,685	$4,238	$763,923
1 Includes both the current and long-term portion of the lease liabilities.
Lease Term and Discount Rate

	December 31, 2023	December 31, 2022
Weighted average remaining lease term:
Operating leases	10 years	9 years
Finance leases	5 years	6 years
Weighted average discount rate:
Operating leases	5.9%	5.9%
Finance leases	4.7%	4.7%
Other Information

	Year Ended December 31,
(Thousands of dollars)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$271,488	$212,061
Operating cash flows from finance leases	221	254
Financing cash flows from finance leases	622	636
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases ¹	$5,923	$262,669
1  For the year ended December 31, 2023, right-of-use assets obtained in exchange for lease liabilities primarily includes $4.5 million related to natural gas compressor units at various U.S. Onshore locations. December 31, 2022 includes $254.0 million related to an offshore drilling rig with a lease term of 24 months.

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
SCHEDULE 1 – SUMMARY OF TOTAL PROVED EQUIVALENT RESERVES
SCHEDULE 2 – SUMMARY OF PROVED CRUDE OIL RESERVES
SCHEDULE 3 – SUMMARY OF PROVED NATURAL GAS LIQUIDS RESERVES
SCHEDULE 4 – SUMMARY OF PROVED NATURAL GAS RESERVES
Reserves of crude oil, condensate, natural gas liquids and natural gas are estimated by the Company’s or independent engineers and are adjusted to reflect contractual arrangements and royalty rates in effect at the end of each year. Many assumptions and judgmental decisions are required to estimate reserves. Reserve estimates and future cash flows are based on the average market prices for sales of oil and natural gas on the first calendar day of each month during the year. The average prices used for 2023 were $78.22 per barrel for NYMEX crude oil (WTI) and $2.64 per MCF for natural gas (Henry Hub). The average prices used for 2022 were $93.67 per barrel for NYMEX crude oil (WTI) and $6.36 per MCF for natural gas (Henry Hub). The average prices used for 2021 were $66.56 per barrel for NYMEX crude oil (WTI) and $3.60 per MCF for natural gas (Henry Hub). Reported quantities are subject to future revisions, some of which may be substantial, as additional information becomes available from reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors.
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
Schedule 7 also presents the principal reasons for change in the standardized measure of discounted future net cash flows for each of the three years ended December 31, 2023.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 1 – Summary of Total Proved Equivalent Reserves Based on Average Prices for 2020 – 2023

	Equivalents
(Millions of barrels of oil equivalent)	Total	United States	Canada	Other
Proved developed and undeveloped reserves:
December 31, 2020	714.9	328.5	386.4	–
Revisions of previous estimates	(52.9)	35.6	(89.3)	0.8
Extensions and discoveries	109.4	18.2	91.3	–
Purchases of properties	7.4	1.6	5.8	–
Sales of properties	(0.7)	–	(0.7)	–
Production	(61.1)	(40.4)	(20.6)	(0.1)
December 31, 2021	716.9	343.4	372.8	0.7
Revisions of previous estimates	(23.6)	29.0	(52.8)	0.2
Improved recovery	5.3	5.3	–	–
Extensions and discoveries	80.1	20.6	59.5	–
Purchases of properties	5.0	5.0	–	–
Sales of properties	(4.4)	(4.4)	–	–
Production	(63.9)	(41.9)	(21.7)	(0.3)
December 31, 2022	715.4	357.0	357.8	0.6
Revisions of previous estimates	(13.3)	(13.3)	0.2	(0.2)
Improved recovery	0.4	–	0.4	–
Extensions and discoveries	112.6	12.7	87.3	12.6
Sales of properties	(5.2)	–	(5.2)	–
Production	(70.4)	(45.3)	(25.0)	(0.1)
December 31, 2023 ¹	739.5	311.1	415.5	12.9
Proved developed reserves:
December 31, 2020	410.8	230.3	180.5	–
December 31, 2021	419.2	241.9	176.8	0.6
December 31, 2022	436.0	264.2	171.3	0.5
December 31, 2023 ²	425.5	223.2	202.0	0.3
Proved undeveloped reserves:
December 31, 2020	304.1	98.2	205.9	–
December 31, 2021	297.7	101.6	196.0	0.1
December 31, 2022	279.4	92.8	186.5	0.1
December 31, 2023 ³	314.0	87.9	213.5	12.6
1  Includes proved reserves of 15.5 MMBOE, consisting of 14.0 MMBBL oil, 0.6 MMBBL NGLs and 5.3 BCF natural gas attributable to the noncontrolling interest in MP GOM.
2 Includes proved developed reserves of 12.8 MMBOE, consisting of 11.7 MMBBL oil, 0.5 MMBBL NGLs and 3.8 BCF natural gas attributable to the noncontrolling interest in MP GOM.
3 Includes proved undeveloped reserves of 2.7 MMBOE, consisting of 2.3 MMBBL oil, 0.1 MMBBL NGLs and 1.5 BCF natural gas attributable to the noncontrolling interest in MP GOM.
4 Totals within the tables may not add as a result of rounding.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 1 – Summary of Total Proved Equivalent Reserves Based on Average Prices for 2020 – 2023 (Continued)

2023 Comments for Proved Equivalent Reserves Changes
Revisions of previous estimates - The equivalent reserves revisions in 2023 resulted predominantly from lower commodity prices in the U.S. and performance adjustments in Tupper Montney and the Eagle Ford Shale. These negative revisions were partially offset by positive revisions due to reduced royalty rates and delayed royalty incentive payouts resulting from lower commodity prices in Tupper Montney.
Extensions and discoveries - In 2023, proved equivalent reserves were added for drilling and expansion activities predominantly in Canada at Tupper Montney, the Eagle Ford Shale in the U.S., and Other international.
Purchases and sales of properties - In 2023, the Company divested a portion of its working interest in the Kaybob Duvernay and all of its Placid Montney assets in Canada.

2022 Comments for Proved Equivalent Reserves Changes
Revisions of previous estimates - The equivalent reserves revisions in 2022 resulted predominantly from increased royalty rates and accelerated royalty incentive payouts due to higher commodity prices in Tupper Montney. These negative revisions were partially offset by positive well performance in the U.S. Gulf of Mexico.
Extensions and discoveries - In 2022, proved equivalent reserves were added for drilling and expansion activities predominantly in Canada at Tupper Montney and Kaybob Duvernay as well as in the U.S. at the Gulf of Mexico and Eagle Ford Shale.
Purchases and sales of properties - In 2022, the Company acquired incremental working interests in two producing fields in the U.S. Gulf of Mexico and divested working interests in one field in the U.S. Gulf of Mexico and a portion of Eagle Ford Shale.
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
Purchases and sales of properties - In 2021, the Company acquired incremental working interests in Terra Nova offshore Canada and in the U.S. Gulf of Mexico.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 2 – Summary of Proved Crude Oil Reserves Based on Average Prices for 2020 – 2023

(Millions of barrels)	Total	United States	Canada	Other
Proved developed and undeveloped crude oil reserves:
December 31, 2020	266.5	240.6	25.9	–
Revisions of previous estimates	39.3	31.1	7.5	0.7
Extensions and discoveries	14.1	13.5	0.6	–
Purchases of properties	6.4	1.3	5.2	–
Production	(34.9)	(31.5)	(3.3)	(0.1)
December 31, 2021	291.5	255.0	35.9	0.6
Revisions of previous estimates	23.4	19.9	3.3	0.2
Improved recovery	4.7	4.7	–	–
Extensions and discoveries	18.9	16.1	2.8	–
Purchases of properties	4.2	4.2	–	–
Sales of properties	(3.6)	(3.6)	–	–
Production	(35.5)	(32.7)	(2.5)	(0.3)
December 31, 2022	303.6	263.6	39.5	0.5
Revisions of previous estimates	(10.8)	(8.9)	(1.8)	(0.1)
Improved recovery	0.4	–	0.4	–
Extensions and discoveries	22.5	8.9	1.5	12.1
Sales of properties	(2.0)	–	(2.0)	–
Production	(37.9)	(35.6)	(2.2)	(0.1)
December 31, 2023 ¹	275.8	228.0	35.4	12.4
Proved developed crude oil reserves:
December 31, 2020	179.8	161.4	18.4	–
December 31, 2021	191.5	174.9	16.0	0.5
December 31, 2022	209.0	194.4	14.2	0.4
December 31, 2023 ²	186.3	163.7	22.3	0.3
Proved undeveloped crude oil reserves:
December 31, 2020	86.7	79.2	7.5	–
December 31, 2021	99.9	80.0	19.8	0.1
December 31, 2022	94.6	69.2	25.3	0.1
December 31, 2023 ³	89.5	64.3	13.1	12.1
1 Includes total proved reserves of 14.0 MMBBL for Total and United States attributable to the noncontrolling interest in MP GOM.
2 Includes proved developed reserves of 11.7 MMBBL for Total and United States attributable to the noncontrolling interest in MP GOM.
3 Includes proved undeveloped reserves of 2.3 MMBBL for Total and United States attributable to the noncontrolling interest in MP GOM.
4 Totals within the tables may not add as a result of rounding.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 2 – Summary of Proved Crude Oil Reserves Based on Average Prices for 2020 – 2023 (Continued)

2023 Comments for Proved Crude Oil Reserves Changes
Revisions of previous estimates - The negative crude oil reserves revisions in 2023 resulted predominantly from impacts of lower commodity prices in the U.S. and performance adjustments in the Eagle Ford Shale and the U.S. Gulf of Mexico.
Extensions and discoveries - In 2023, proved oil reserves were added for drilling and expansion activities predominantly in the Eagle Ford Shale and Other international.
Purchases and sales of properties - In 2023, the Company divested a portion of its working interest in the Kaybob Duvernay and all of its Placid Montney assets in Canada.

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
Purchases and sales of properties - In 2022, the Company acquired incremental working interests in two producing fields in the U.S. Gulf of Mexico and divested working interests in one field in the U.S. Gulf of Mexico and a portion of the Eagle Ford Shale.

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
Purchases and sales of properties - In 2021, the Company acquired incremental working interests in Terra Nova offshore Canada and one field in the U.S. Gulf of Mexico.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 3 – Summary of Proved Natural Gas Liquids Reserves Based on Average Prices for 2020 – 2023

(Millions of barrels)	Total	United States	Canada	Other
Proved developed and undeveloped NGL reserves:
December 31, 2020	38.2	34.6	3.6	–
Revisions of previous estimates	1.4	1.4	–	–
Extensions and discoveries	2.5	2.4	0.1	–
Purchase of properties	0.1	0.1	–	–
Production	(3.8)	(3.4)	(0.4)	–
December 31, 2021	38.4	35.1	3.3	–
Revisions of previous estimates	4.4	3.9	0.5	–
Improved recovery	0.2	0.2	–	–
Extensions and discoveries	2.5	1.9	0.6	–
Purchases of properties	0.3	0.3	–	–
Sales of properties	(0.2)	(0.2)	–	–
Production	(3.9)	(3.6)	(0.3)	–
December 31, 2022	41.7	37.6	4.1	–
Revisions of previous estimates	(1.4)	(1.2)	(0.2)	–
Extensions and discoveries	2.0	1.7	0.3	–
Sales of properties	(0.6)	–	(0.6)	–
Production	(4.1)	(3.8)	(0.3)	–
December 31, 2023 ¹	37.6	34.3	3.3	–
Proved developed NGL reserves:
December 31, 2020	28.7	25.5	3.2	–
December 31, 2021	28.4	25.6	2.8	–
December 31, 2022	29.7	27.4	2.3	–
December 31, 2023 ²	25.9	24.1	1.8	–
Proved undeveloped NGL reserves:
December 31, 2020	9.5	9.1	0.4	–
December 31, 2021	10.0	9.5	0.5	–
December 31, 2022	12.0	10.2	1.8	–
December 31, 2023 ³	11.7	10.2	1.5	–
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 3 – Summary of Proved Natural Gas Liquids Reserves Based on Average Prices for 2020 – 2023 (Continued)

2023 Comments for Proved Natural Gas Liquids Reserves Changes
Revisions of previous estimates - The negative NGL reserves revisions in 2023 resulted predominantly from impacts of lower commodity prices in the U.S. and performance adjustments in the Eagle Ford Shale. These revisions were partially offset by improvements in the U.S. Gulf of Mexico.
Extensions and discoveries - In 2023, proved NGL reserves were added for drilling and expansion activities predominantly in the U.S. at the Eagle Ford Shale.
Purchases and sales of properties - In 2023, the Company divested a portion of its working interest in the Kaybob Duvernay and all of its Placid Montney assets in Canada.

2022 Comments for Proved Natural Gas Liquids Reserves Changes
Revisions of previous estimates - The positive NGL reserves revisions in 2022 resulted predominantly from improved well performance in the U.S. Gulf of Mexico and the Eagle Ford Shale, as well as in Canada at Kaybob Duvernay.
Extensions and discoveries - In 2022, proved NGL reserves were added for drilling and expansion activities predominantly in the U.S. Gulf of Mexico and the Eagle Ford Shale, as well as in Canada at Tupper Montney and Kaybob Duvernay.
Purchases and sales of properties - In 2022, the Company acquired incremental working interests in two producing fields in the U.S. Gulf of Mexico and divested working interests in one field in the U.S. Gulf of Mexico and a portion of the Eagle Ford Shale.

2021 Comments for Proved Natural Gas Liquids Reserves Changes
Revisions of previous estimates - The positive NGL reserves revisions in 2021 resulted predominantly from impacts of higher commodity prices, which partially reversed the 2020 capital expenditure reductions and improved well performance in the U.S. Gulf of Mexico.
Extensions and discoveries - In 2021, proved NGL reserves were added for drilling and expansion activities predominantly in the U.S. at Eagle Ford Shale.
Purchases and sales of properties - In 2021, the Company acquired incremental working interests in the U.S. Gulf of Mexico.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 4 – Summary of Proved Natural Gas Reserves Based on Average Prices for 2020 – 2023

(Billions of cubic feet)	Total	United States	Canada	Other
Proved developed and undeveloped natural gas reserves:
December 31, 2020	2,461.0	319.5	2,141.5	–
Revisions of previous estimates	(562.1)	18.7	(581.0)	0.2
Extensions and discoveries	556.7	13.5	543.2	–
Purchases of properties	5.4	1.5	3.9	–
Sales of properties	(4.4)	–	(4.4)	–
Production	(134.2)	(32.8)	(101.4)	–
December 31, 2021	2,322.3	320.3	2,001.8	0.2
Revisions of previous estimates	(309.8)	30.7	(340.5)	–
Improved recovery	2.6	2.6	–	–
Extensions and discoveries	352.4	15.7	336.7	–
Purchases of properties	2.9	2.9	–	–
Sale of properties	(3.6)	(3.6)	–	–
Production	(146.9)	(33.7)	(113.2)	–
December 31, 2022	2,219.9	334.9	1,884.8	0.2
Revisions of previous estimates	(6.9)	(19.0)	12.1	–
Extensions and discoveries	528.9	12.3	513.8	2.8
Sales of properties	(15.6)	–	(15.6)	–
Production	(170.1)	(35.1)	(135.0)	–
December 31, 2023 [1,4]	2,556.2	293.1	2,260.1	3.0
Proved developed natural gas reserves:
December 31, 2020	1,213.8	260.2	953.6	–
December 31, 2021	1,196.0	248.1	947.7	0.2
December 31, 2022	1,183.1	254.1	928.8	0.2
December 31, 2023 [2,4]	1,279.3	212.4	1,066.7	0.2
Proved undeveloped natural gas reserves:
December 31, 2020	1,247.2	59.3	1,187.9	–
December 31, 2021	1,126.4	72.2	1,054.1	–
December 31, 2022	1,036.8	80.8	956.0	–
December 31, 2023 ³	1,276.9	80.7	1,193.4	2.8
1 Includes total proved reserves of 5.3 BCF for Total and United States attributable to the noncontrolling interest in MP GOM.
2 Includes proved developed reserves of 3.8 BCF for Total and United States attributable to the noncontrolling interest in MP GOM.
3 Includes proved undeveloped reserves of 1.5 BCF for Total and United States attributable to the noncontrolling interest in MP GOM.
4 Includes proved natural gas reserves to be consumed in operations as fuel of 71.3 BCF, 41.9 BCF and 2.8 BCF for the U.S. Canada and Other, respectively, with 1.2 BCF attributable to the noncontrolling interest in MP GOM.
5 Totals within the tables may not add as a result of rounding.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL GAS INFORMATION (UNAUDITED) – Continued
Schedule 4 – Summary of Proved Natural Gas Reserves Based on Average Prices for 2016 – 2019 (Continued)

2023 Comments for Proved Natural Gas Reserves Changes
Revisions of previous estimates - The negative natural gas reserves revisions in 2023 resulted predominantly from lower commodity prices in the U.S. and performance adjustments in Tupper Montney and the Eagle Ford Shale. These negative revisions were partially offset by positive revisions in the U.S. Gulf of Mexico, as well as reduced royalty rates and delayed royalty incentive payouts resulting from lower commodity prices in Canada at Tupper Montney.
Extensions and discoveries - In 2023, proved natural gas reserves were added for drilling and expansion activities predominantly in Canada at Tupper Montney.
Purchases and sales of properties - In 2023, the Company divested a portion of its working interest in the Kaybob Duvernay and all of its Placid Montney assets in Canada.

2022 Comments for Proved Natural Gas Reserves Changes
Revisions of previous estimates - The negative natural gas reserves revisions in 2022 resulted predominantly from increased royalty rates and accelerated royalty incentive payouts due to higher commodity prices in Canada at Tupper Montney.
Extensions and discoveries - In 2022, proved natural gas reserves were added for drilling and expansion activities predominantly in Canada at Tupper Montney, as well as in the U.S. Gulf of Mexico and Eagle Ford Shale.
Purchases and sales of properties - In 2022, the Company acquired incremental working interests in two producing fields in the U.S. Gulf of Mexico and divested working interests in one field in the U.S. Gulf of Mexico and a portion of Eagle Ford Shale.

2021 Comments for Proved Natural Gas Reserves Changes
Revisions of previous estimates - The negative natural gas reserves revisions in 2021 resulted predominantly from accelerated royalty incentive payouts due to higher commodity prices at Tupper Montney.
Extensions and discoveries - In 2021, proved equivalent reserves were added for drilling and expansion activities predominantly in Canada at Tupper Montney, as well as in the U.S. at the Eagle Ford Shale and the Gulf of Mexico.
Purchases and sales of properties - In 2021, the Company acquired incremental working interests at Terra Nova offshore Canada and in the U.S. Gulf of Mexico.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 5 – Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

(Millions of dollars)	United States	Canada [1]	Other	Total
Year ended December 31, 2023
Property acquisition costs
Unproved	$–	$–	$8.5	$8.5
Proved	12.8	–	14.3	27.1
Total acquisition costs	12.8	–	22.8	35.6
Exploration costs	157.8	0.4	39.9	198.1
Development costs	667.2	206.2	7.4	880.8
Total costs incurred	837.8	206.6	70.1	1,114.5
Charged to expense
Dry hole expense	153.1	–	16.7	169.8
Geophysical and other costs	13.4	0.4	40.3	54.1
Total charged to expense	166.5	0.4	57.0	223.9
Property additions	$671.3	$206.2	$13.1	$890.6
Year ended December 31, 2022
Property acquisition costs
Unproved	$1.8	$–	$–	$1.8
Proved	128.5	–	–	128.5
Total acquisition costs	130.3	–	–	130.3
Exploration costs	42.2	0.8	70.3	113.3
Development costs	704.9	208.5	4.3	917.7
Total costs incurred	877.4	209.3	74.6	1,161.3
Charged to expense
Dry hole expense	23.0	–	59.1	82.1
Geophysical and other costs	15.8	0.8	21.1	37.7
Total charged to expense	38.8	0.8	80.2	119.8
Property additions	$838.6	$208.5	$(5.6)	$1,041.5
Year ended December 31, 2021
Property acquisition costs
Unproved	$8.8	$–	$–	$8.8
Proved	19.9	(20.4)	–	(0.5)
Total acquisition costs	28.7	(20.4)	–	8.3
Exploration costs	31.7	0.4	30.1	62.2
Development costs	513.2	102.4	3.7	619.3
Total costs incurred	573.6	82.4	33.8	689.8
Charged to expense
Dry hole expense	17.3	–	–	17.3
Geophysical and other costs	13.1	0.4	19.3	32.8
Total charged to expense	30.4	0.4	19.3	50.1
Property additions	$543.2	$82.0	$14.5	$639.7
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 6 – Results of Operations for Oil and Natural Gas Producing Activities 1

(Millions of dollars)	United States	Canada	Other	Total
Year ended December 31, 2023
Revenues
Crude oil and natural gas liquids sales	$2,829.1	$165.7	$11.0	$3,005.8
Natural gas sales	92.7	278.2	–	370.9
Sales of purchased natural gas	–	72.2	–	72.2
Total oil and natural gas revenues	2,921.8	516.1	11.0	3,448.9
Other operating revenues	6.5	1.4	–	7.9
Total revenues	2,928.3	517.5	11.0	3,456.8
Costs and expenses
Lease operating expenses	630.7	151.8	1.9	784.4
Severance and ad valorem taxes	41.4	1.4	–	42.8
Transportation, gathering and processing	157.0	76.0	–	233.0
Costs of purchased natural gas	–	51.7	–	51.7
Exploration costs charged to expense	166.5	0.4	57.0	223.9
Undeveloped lease amortization	8.1	0.1	2.7	10.9
Depreciation, depletion and amortization	706.0	142.2	2.3	850.5
Accretion of asset retirement obligations	37.8	7.8	0.4	46.0
Selling and general expenses	11.8	16.5	9.4	37.7
Other expenses (benefits)	31.2	16.8	8.9	56.9
Total costs and expenses	1,790.5	464.7	82.6	2,337.8
Results of operations before taxes	1,137.8	52.8	(71.6)	1,119.0
Income tax expense (benefit)	232.7	11.2	(6.1)	237.8
Results of operations	$905.1	$41.6	$(65.5)	$881.2
Year ended December 31, 2022
Revenues
Crude oil and natural gas liquids sales	$3,210.3	$267.5	$22.8	$3,500.6
Natural gas sales	225.3	312.6	–	537.9
Sales of purchased natural gas	0.2	181.5	–	181.7
Total oil and natural gas revenues	3,435.8	761.6	22.8	4,220.2
Other operating revenues	25.4	1.3	–	26.7
Total revenues	3,461.2	762.9	22.8	4,246.9
Costs and expenses
Lease operating expenses	522.7	155.1	1.5	679.3
Severance and ad valorem taxes	55.7	1.3	–	57.0
Transportation, gathering and processing	142.2	70.5	–	212.7
Costs of purchased natural gas	0.2	171.8	–	172.0
Exploration costs charged to expense	38.8	0.8	80.2	119.8
Undeveloped lease amortization	8.7	0.2	4.4	13.3
Depreciation, depletion and amortization	617.0	141.5	5.4	763.9
Accretion of asset retirement obligations	36.5	9.6	0.1	46.2
Selling and general expenses	20.4	21.9	2.2	44.5
Other expenses	126.3	12.4	3.1	141.8
Total costs and expenses	1,568.5	585.1	96.9	2,250.5
Results of operations before taxes	1,892.7	177.8	(74.1)	1,996.4
Income tax expense (benefit)	370.8	43.6	2.9	417.3
Results of operations	$1,521.9	$134.2	$(77.0)	$1,579.1
1   Results exclude corporate overhead, interest and discontinued operations. Results include noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 6 – Results of Operations for Oil and Natural Gas Producing Activities 1 (Continued)

(Millions of dollars)	United States	Canada	Other	Total
Year ended December 31, 2021
Revenues
Crude oil and natural gas liquids sales	$2,199.7	$228.9	$4.9	$2,433.5
Natural gas sales	121.8	245.9	–	367.7
Total oil and natural gas revenues	2,321.5	474.8	4.9	2,801.2
Other operating revenues	16.0	1.5	–	17.5
Total revenues	2,337.5	476.3	4.9	2,818.7
Costs and expenses
Lease operating expenses	406.4	136.3	(3.2)	539.5
Severance and ad valorem taxes	39.6	1.6	–	41.2
Transportation, gathering and processing	126.5	60.5	–	187.0
Exploration costs charged to expense	30.4	0.4	19.3	50.1
Undeveloped lease amortization	11.1	0.2	7.6	18.9
Depreciation, depletion and amortization	616.5	163.8	1.8	782.1
Accretion of asset retirement obligations	36.9	9.7	–	46.6
Impairment of assets	–	171.3	18.0	189.3
Selling and general expenses	20.5	16.5	6.6	43.6
Other expenses	99.4	(66.2)	(2.2)	31.0
Total costs and expenses	1,387.3	494.1	47.9	1,929.3
Results of operations before taxes	950.2	(17.8)	(43.0)	889.4
Income tax expense (benefit)	183.9	(1.7)	(9.5)	172.7
Results of operations	$766.3	$(16.1)	$(33.5)	$716.7
1   Results exclude corporate overhead, interest and discontinued operations. Results include noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 7 – Standardized Measure of Discounted Future Net Cash Flows Relating to
Proved Oil and Natural Gas Reserves 1

(Millions of dollars)	United States	Canada	Other	Total
December 31, 2023
Future cash inflows	$18,927.6	$8,012.7	$1,004.2	$27,944.5
Future development costs	(1,685.3)	(769.6)	(304.3)	(2,759.2)
Future production costs	(7,856.2)	(4,223.6)	(288.7)	(12,368.5)
Future income taxes	(1,057.5)	(634.6)	(121.3)	(1,813.4)
Future net cash flows	8,328.6	2,384.9	289.9	11,003.4
10% annual discount for estimated timing of cash flows	(2,840.6)	(1,056.9)	(252.5)	(4,150.0)
Standardized measure of discounted future net cash flows	$5,488.0	$1,328.0	$37.4	$6,853.4
December 31, 2022
Future cash inflows	$27,277.9	$12,360.2	$59.2	$39,697.3
Future development costs	(1,594.5)	(642.4)	(1.4)	(2,238.3)
Future production costs	(8,297.4)	(4,199.0)	(12.1)	(12,508.5)
Future income taxes	(2,606.8)	(1,788.7)	(5.4)	(4,400.9)
Future net cash flows	14,779.2	5,730.1	40.3	20,549.6
10% annual discount for estimated timing of cash flows	(5,709.8)	(3,015.6)	(11.0)	(8,736.4)
Standardized measure of discounted future net cash flows	$9,069.4	$2,714.5	$29.3	$11,813.2
December 31, 2021
Future cash inflows	$18,449.1	$7,203.5	$44.0	$25,696.7
Future development costs	(1,164.3)	(521.1)	(1.5)	(1,686.8)
Future production costs	(7,140.6)	(3,525.8)	(9.1)	(10,675.4)
Future income taxes	(1,024.4)	(565.4)	(3.0)	(1,592.8)
Future net cash flows	9,119.9	2,591.3	30.4	11,741.6
10% annual discount for estimated timing of cash flows	(3,264.9)	(1,169.3)	(8.5)	(4,442.7)
Standardized measure of discounted future net cash flows	$5,855.1	$1,422.0	$21.9	$7,299.0
1 Includes noncontrolling interest in MP GOM.
2 Totals within the table may not add as a result of rounding.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 7 – Standardized Measure of Discounted Future Net Cash Flows Relating to
Proved Oil and Natural Gas Reserves 1 (Continued)
The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years shown.

(Millions of dollars)	2023	2022	2021
Net changes in prices and production costs [2]	$(5,845.6)	$4,812.2	$5,962.1
Net changes in development costs	(78.8)	(531.1)	(503.6)
Sales and transfers of oil and natural gas produced, net of production costs	(2,264.8)	(2,917.4)	(2,220.5)
Net change due to extensions and discoveries	770.4	1,223.5	908.5
Net change due to purchases and sales of proved reserves	(96.1)	102.1	63.1
Development costs incurred	703.7	769.3	619.3
Accretion of discount	1,393.3	802.6	267.2
Revisions of previous quantity estimates	(771.5)	1,652.9	277.1
Net change in income taxes	1,229.6	(1,399.9)	(692.8)
Net increase (decrease)	(4,959.8)	4,514.2	4,680.4
Standardized measure at January 1	11,813.2	7,299.0	2,618.6
Standardized measure at December 31	$6,853.4	$11,813.2	$7,299.0
1  Includes noncontrolling interest in MP GOM.
2 The average prices used for 2023 were $78.22 per barrel for NYMEX crude oil (WTI) and $2.64 per MCF for natural gas (Henry Hub). The average prices used for 2022 were $93.67 per barrel for NYMEX crude oil (WTI) and $6.36 per MCF for natural gas (Henry Hub). The average prices used for 2021 were $66.56 per barrel for NYMEX crude oil (WTI) and $3.60 per MCF for natural gas (Henry Hub).

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 8 – Capitalized Costs Relating to Oil and Natural Gas Producing Activities

(Millions of dollars)	United States	Canada	Other	Total
December 31, 2023
Unproved oil and natural gas properties	$337.3	$13.1	$49.7	$400.1
Proved oil and natural gas properties	15,868.4	4,716.0	153.7	20,738.1
Gross capitalized costs	16,205.7	4,729.1	203.4	21,138.2
Accumulated depreciation, depletion and amortization
Unproved oil and natural gas properties	(105.3)	–	(17.4)	(122.7)
Proved oil and natural gas properties	(9,552.9)	(3,233.7)	(42.8)	(12,829.4)
Net capitalized costs	$6,547.5	$1,495.4	$143.2	$8,186.1
December 31, 2022
Unproved oil and natural gas properties	$494.6	$19.2	$135.1	$648.9
Proved oil and natural gas properties	15,051.9	4,684.8	55.9	19,792.6
Gross capitalized costs	15,546.5	4,704.0	191.0	20,441.5
Accumulated depreciation, depletion and amortization
Unproved oil and natural gas properties	(117.8)	–	(14.7)	(132.5)
Proved oil and natural gas properties	(8,873.6)	(3,208.0)	(41.3)	(12,122.9)
Net capitalized costs	$6,555.1	$1,496.0	$135.0	$8,186.1
Note:    Unproved oil and natural gas properties above include costs and associated accumulated amortization of properties that do not have proved reserves; these costs include mineral interests, uncompleted exploratory wells and exploratory wells capitalized pending further evaluation.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

(Millions of dollars except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year [1]
Year ended December 31, 2023
Revenue from contracts with customers	$840.0	$812.9	$953.8	$842.2	$3,448.9
Income (loss) from continuing operations before income taxes	267.9	127.3	356.3	169.5	921.0
Income (loss) from continuing operations	214.0	92.5	278.2	140.5	725.2
Net income (loss) including noncontrolling interest	214.3	91.9	277.8	139.7	723.7
Net income (loss) attributable to Murphy	191.6	98.3	255.3	116.4	661.6
Income (loss) from continuing operations per common share ²
Basic	1.23	0.63	1.64	0.76	4.27
Diluted	1.22	0.62	1.63	0.75	4.23
Net income (loss) per common share ²
Basic	1.23	0.63	1.64	0.76	4.26
Diluted	1.22	0.62	1.63	0.75	4.22
Cash dividend per common share	0.275	0.275	0.275	0.275	1.100
Year ended December 31, 2022
Revenue from contracts with customers	$871.4	$1,196.2	$1,166.4	$986.1	$4,220.1
Income (loss) from continuing operations before income taxes	(81.9)	515.5	734.0	282.7	1,450.3
Income (loss) from continuing operations	(64.9)	410.4	574.5	220.8	1,140.8
Net income (loss) including noncontrolling interest	(65.5)	409.5	574.1	220.6	1,138.7
Net income (loss) attributable to Murphy	(113.3)	350.6	528.3	199.4	965.0
Income (loss) from continuing operations per common share ²
Basic	(0.73)	2.27	3.40	1.28	6.23
Diluted	(0.73)	2.24	3.36	1.26	6.14
Net income (loss) per common share ²
Basic	(0.73)	2.26	3.40	1.28	6.22
Diluted	(0.73)	2.23	3.36	1.26	6.13
Cash dividend per common share	0.150	0.175	0.250	0.250	0.825
1 Revenue from contracts with customers, “Income from continuing operations before income taxes”, “Income from continuing operations” and “Net income including noncontrolling interest” include results attributable to the noncontrolling interest in MP GOM.
2 The sum of quarterly income (loss) from continuing operations per share and net income (loss) per share may not agree with total year net income (loss) per share as each quarterly computation is based on the weighted average of common shares outstanding.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION ACCOUNTS AND RESERVES

(Millions of dollars)	Balance at January 1	Charged to Expense	Deductions	Other	Balance at December 31
2023
Deducted from asset accounts:
Allowance for doubtful accounts	$1.6	$–	$–	$–	$1.6
Deferred tax asset valuation allowance	136.0	10.9	–	–	146.9
2022
Deducted from asset accounts:
Allowance for doubtful accounts	$1.6	$–	$–	$–	$1.6
Deferred tax asset valuation allowance	111.2	24.8	–	–	136.0
2021
Deducted from asset accounts:
Allowance for doubtful accounts	$1.6	$–	$–	$–	$1.6
Deferred tax asset valuation allowance	106.4	4.8	–	–	111.2

DEFINITIONS

AECO - Alberta Energy Company and is the Canadian benchmark price for natural gas
AIP - Annual Incentive Plan
ARO - asset retirement obligation
Bbl - barrel
BCF - billion cubic feet
BOE - barrels of oil equivalent
BOEM - U.S. Bureau of Ocean Energy Management
BOEPD - barrel of oil equivalent per day
BSEE - U.S. Bureau of Safety and Environmental Enforcement
CAD or C$ - Canadian dollar
CRSU - cash-settled restricted time-based stock unit
DD&A - depreciation, depletion and amortization
Deepwater - offshore location in greater than 1,000 feet of water
DE&I - Diversity, Equity and Inclusion
Downstream - refining and marketing operations
Dry hole - an exploratory well that does not find oil or natural gas in commercial quantities
E&P - exploration and production
EBITDA - earnings before interest, taxes, depreciation and amortization
EPA - U.S. Environmental Protection Agency
Exploratory well - a well drilled to find oil or natural gas in an unproved area or find a new reservoir in a field previously found to be productive by another reservoir
FPS - floating production system
GAAP - U.S. Generally Accepted Accounting Principles
GHG - greenhouse gas
Hyrdocarbons - organic chemical compounds of hydrogen and carbon atoms that form the basis of all petroleum products
LOE - lease operating expense
MCF - thousand cubic feet
MMBBL - million barrels of oil
MMBOE - million barrels of oil equivalent
MMBTU - million British thermal units
MMCF - million cubic feet
MPGOM - MP Gulf of Mexico, LLC
NCI - noncontrolling interest
Net acres or net wells - the portions of gross acres or gross wells owned by the Company
NGL - natural gas liquid
NYMEX - New York Mercantile Exchange
OPEC - Organization of the Petroleum Exporting Countries
Operator - the company serving as the manager and often the decision-maker of a drilling or production project
PAI - Petrobras America Inc.
PCAOB - Public Company Accounting Oversight Board

DEFINITIONS - Continued

Production Sharing Contract (PSC) - agreement between extracting company(ies) and a host country regarding each party’s share of production after stipulated exploratory and development costs are recovered

PSU - performance-based restricted stock unit
QRE - qualified reserve estimator
RCF - revolving credit facility
RSU - time-based restricted stock unit
SAR - stock appreciation right
SEAL - Sergipe-Alagoas Basin
SEC - U.S. Securities and Exchange Commission
Seismic - two-dimensional or three-dimensional images created by bouncing sound waves off underground rock formations that are used to determine the best places to drill for hydrocarbons
SOFR - Secured Overnight Financing Rate
TCFD - Task Force on Climate-related Financial Disclosures
Upstream - oil and natural gas exploration and production operations, including synthetic oil operations
USD - United States dollar
VIE - variable interest entity
Working interest - right to drill and produce oil and natural gas on the leased acreage, as well as the obligation to pay costs
WTI - West Texas Intermediate