Form 10-Q
period 2024-03-31
MURPHY OIL CORP
filed 2024-05-02
CIK 717423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Number of shares of Common Stock, $1.00 par value, outstanding at April 30, 2024 was 152,576,275.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Thousands of dollars, except share amounts)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$323,430	$317,074
Accounts receivable, net	356,863	343,992
Inventories	49,662	54,454
Prepaid expenses	30,934	36,674
Total current assets	760,889	752,194
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $13,309,133 in 2024 and $13,135,385 in 2023	8,188,903	8,225,197
Operating lease assets	681,766	745,185
Deferred income taxes	434	435
Deferred charges and other assets	36,668	43,686
Total assets	$9,668,660	$9,766,697
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt, finance lease	$730	$723
Accounts payable	485,892	446,891
Income taxes payable	24,710	21,007
Other taxes payable	26,096	29,339
Operating lease liabilities	179,471	207,840
Other accrued liabilities	101,253	140,745
Total current liabilities	818,152	846,545
Long-term debt, including finance lease obligation	1,328,669	1,328,352
Asset retirement obligations	916,815	904,051
Deferred credits and other liabilities	303,951	309,605
Non-current operating lease liabilities	516,520	551,845
Deferred income taxes	292,048	276,646
Total liabilities	$4,176,155	$4,217,044
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	$–	$–
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares in 2024 and 195,100,628 shares in 2023	195,101	195,101
Capital in excess of par value	816,815	880,297
Retained earnings	6,590,308	6,546,079
Accumulated other comprehensive loss	(555,735)	(521,117)
Treasury stock	(1,742,498)	(1,737,566)
Murphy Shareholders' Equity	5,303,991	5,362,794
Noncontrolling interest	188,514	186,859
Total equity	5,492,505	5,549,653
Total liabilities and equity	$9,668,660	$9,766,697

See Notes to Consolidated Financial Statements, page 7.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(Thousands of dollars, except per share amounts)	2024	2023
Revenues and other income
Revenue from production	$794,603	$796,231
Sales of purchased natural gas	245	43,737
Total revenue from sales to customers	794,848	839,968
Gain on sale of assets and other income	1,564	1,748
Total revenues and other income	796,412	841,716
Costs and expenses
Lease operating expenses	234,264	199,984
Severance and ad valorem taxes	10,086	11,440
Transportation, gathering and processing	56,553	53,922
Costs of purchased natural gas	160	32,269
Exploration expenses, including undeveloped lease amortization	44,429	10,182
Selling and general expenses	31,161	18,308
Depreciation, depletion and amortization	211,134	195,670
Accretion of asset retirement obligations	12,774	11,157
Other operating expense	7,266	11,988
Impairment of assets	34,528	–
Total costs and expenses	642,355	544,920
Operating income from continuing operations	154,057	296,796
Other loss
Other income (loss)	11,551	(73)
Interest expense, net	(20,021)	(28,855)
Total other loss	(8,470)	(28,928)
Income from continuing operations before income taxes	145,587	267,868
Income tax expense	30,057	53,833
Income from continuing operations	115,530	214,035
(Loss) gain from discontinued operations, net of income taxes	(872)	279
Net income including noncontrolling interest	114,658	214,314
Less: Net income attributable to noncontrolling interest	24,656	22,670
NET INCOME ATTRIBUTABLE TO MURPHY	$90,002	$191,644
INCOME (LOSS) PER COMMON SHARE – BASIC
Continuing operations	$0.60	$1.23
Discontinued operations	(0.01)	–
Net income	$0.59	$1.23
INCOME (LOSS) PER COMMON SHARE – DILUTED
Continuing operations	$0.60	$1.22
Discontinued operations	(0.01)	–
Net income	$0.59	$1.22
Cash dividends per common share	$0.300	$0.275
Average common shares outstanding (thousands)
Basic	152,664	155,857
Diluted	153,817	157,389
See Notes to Consolidated Financial Statements, page 7.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(Thousands of dollars)	2024	2023
Net income including noncontrolling interest	$114,658	$214,314
Other comprehensive (loss) income, net of tax
Net (loss) gain from foreign currency translation	(35,528)	3,669
Retirement and postretirement benefit plans	910	1,098
Other comprehensive (loss) income	(34,618)	4,767
Comprehensive income including noncontrolling interest	$80,040	$219,081
Less: Comprehensive income attributable to noncontrolling interest	24,656	22,670
COMPREHENSIVE INCOME ATTRIBUTABLE TO MURPHY	$55,384	$196,411

See Notes to Consolidated Financial Statements, page 7.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(Thousands of dollars)	2024	2023
Operating Activities
Net income including noncontrolling interest	$114,658	$214,314
Adjustments to reconcile net income to net cash provided by continuing operations activities
Depreciation, depletion and amortization	211,134	195,670
Impairment of assets	34,528	–
Unsuccessful exploration well costs and previously suspended exploration costs	32,437	851
Deferred income tax expense	19,478	49,042
Accretion of asset retirement obligations	12,774	11,157
Long-term non-cash compensation	9,851	8,536
Amortization of undeveloped leases	2,793	2,653
Loss (income) from discontinued operations	872	(279)
Contingent consideration payment	–	(123,965)
Mark to market loss on contingent consideration	–	3,938
Other operating activities, net	(15,381)	(7,110)
Net increase in noncash working capital	(24,353)	(75,031)
Net cash provided by continuing operations activities	398,791	279,776
Investing Activities
Property additions and dry hole costs	(249,085)	(345,319)
Net cash required by investing activities	(249,085)	(345,319)
Financing Activities
Borrowings on revolving credit facility	100,000	100,000
Repayment of revolving credit facility	(100,000)	(100,000)
Repurchase of common stock	(50,000)	–
Cash dividends paid	(45,773)	(42,925)
Withholding tax on stock-based incentive awards	(25,270)	(14,217)
Distributions to noncontrolling interest	(23,001)	(9,679)
Finance lease obligation payments	(164)	(139)
Contingent consideration payment	–	(47,678)
Issue costs of debt facility	–	(17)
Net cash required by financing activities	(144,208)	(114,655)
Effect of exchange rate changes on cash and cash equivalents	858	618
Net increase (decrease) in cash and cash equivalents	6,356	(179,580)
Cash and cash equivalents at beginning of period	317,074	491,963
Cash and cash equivalents at end of period	$323,430	$312,383

See Notes to Consolidated Financial Statements, page 7.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31,
(Thousands of dollars except number of shares)	2024	2023
Cumulative Preferred Stock – par $100, authorized 400,000 shares, none issued	$–	$–
Common Stock – par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares at March 31, 2024 and 195,100,628 shares at March 31, 2023
Balance at beginning and end of period	195,101	195,101
Capital in Excess of Par Value
Balance at beginning of period	880,297	893,578
Restricted stock transactions and other	(70,387)	(40,094)
Share-based compensation	6,905	3,516
Balance at end of period	816,815	857,000
Retained Earnings
Balance at beginning of period	6,546,079	6,055,498
Net income attributable to Murphy	90,002	191,644
Cash dividends paid	(45,773)	(42,925)
Balance at end of period	6,590,308	6,204,217
Accumulated Other Comprehensive Loss
Balance at beginning of period	(521,117)	(534,686)
Foreign currency translation (loss) gain, net of income taxes	(35,528)	3,669
Retirement and postretirement benefit plans, net of income taxes	910	1,098
Balance at end of period	(555,735)	(529,919)
Treasury Stock
Balance at beginning of period	(1,737,566)	(1,614,717)
Repurchase of common stock	(50,049)	–
Awarded restricted stock, net of forfeitures	45,117	25,876
Balance at end of period – 42,524,472 shares of common stock in 2024 and 39,002,553 shares of common stock in 2023, at cost	(1,742,498)	(1,588,841)
Murphy Shareholders’ Equity	5,303,991	5,137,558
Noncontrolling Interest
Balance at beginning of period	186,859	154,119
Net income attributable to noncontrolling interest	24,656	22,670
Distributions to noncontrolling interest owners	(23,001)	(9,679)
Balance at end of period	188,514	167,110
Total Equity	$5,492,505	$5,304,668

See Notes to Consolidated Financial Statements, page 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (the Company or Murphy) on pages 2 through 6 of this Form 10-Q report.

Note A – Basis of Presentation
The unaudited financial statements presented herein, in the opinion of Murphy’s management, include all accruals necessary to present fairly the Company’s financial position as at March 31, 2024 and December 31, 2023, and the results of operations, statements of operations, cash flows and changes in stockholders’ equity for the interim periods ended March 31, 2024 and 2023, in conformity with U.S generally accepted accounting principles (GAAP). In preparing the financial statements of the Company in conformity with GAAP, management has made a number of estimates and assumptions that affect the reporting of amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.
Consolidated financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2023 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three-month period ended March 31, 2024 are not necessarily indicative of future results.

Note B – New Accounting Principles and Recent Accounting Pronouncements
Accounting Principles Adopted
None affecting the Company.
Recent Accounting Pronouncements
Income Tax Disclosures. In December 2023 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard becomes effective for annual periods beginning after December 15, 2024. The update requires financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, as well as income taxes paid disaggregated by jurisdiction. Murphy is currently evaluating the impact of adopting this standard.

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
The Company explores for and produces crude oil, natural gas and natural gas liquids (collectively oil and natural gas) in select basins around the globe. The Company’s revenue from sales of oil and natural gas production activities are primarily subdivided into two key geographic segments: the United States (U.S.) and Canada. Additionally, revenue from sales to customers is generated from three primary revenue streams: crude oil and condensate, natural gas liquids (NGL), and natural gas.
For operated oil and natural gas production where the non-operated working interest owner does not take in kind its proportionate interest in the produced commodity, the Company acts as an agent for the working interest owner and recognizes revenue only for its own share of the commingled production. The exception to this is the reporting of the noncontrolling interest (NCI) in MP Gulf of Mexico, LLC (MP GOM) as prescribed by GAAP.

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
Disaggregation of Revenue
The Company reviews performance based on two key geographical segments and between onshore and offshore sources of revenue within these geographies.
The Company’s revenues and other income for the three-month periods ended March 31, 2024 and 2023 were as follows.

		Three Months Ended March 31,
(Thousands of dollars)		2024	2023
Net crude oil and condensate revenue
United States	Onshore	$142,543	$130,081
	Offshore [1]	480,439	500,310
Canada	Onshore	13,873	21,952
	Offshore	54,775	16,130
Other		(98)	3,644
Total crude oil and condensate revenue		691,532	672,117
Net natural gas liquids revenue
United States	Onshore	7,836	8,270
	Offshore [1]	10,374	14,629
Canada	Onshore	1,437	3,463
Total natural gas liquids revenue		19,647	26,362
Net natural gas revenue
United States	Onshore	4,276	5,450
	Offshore [1]	12,889	22,132
Canada	Onshore	66,259	70,170
Total natural gas revenue		83,424	97,752
Revenue from production		794,603	796,231
Sales of purchased natural gas
Canada	Onshore	245	43,737
Total sales of purchased natural gas		245	43,737
Total revenue from sales to customers		794,848	839,968
Gain on sale of assets and other income		1,564	1,748
Total revenues and other income		$796,412	$841,716
1 Includes revenue attributable to noncontrolling interest in MP GOM.
Contract Balances and Asset Recognition
As of March 31, 2024, and December 31, 2023, receivables from contracts with customers, net of royalties and associated payables, on the balance sheet from continuing operations, were $215.2 million and $193.7 million, respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on a forward-looking expected loss model

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note C - Revenue from Contracts with Customers (Continued)
in accordance with ASU 2016-13, the Company did not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.
The Company has not entered into any revenue contracts that have financing components as of March 31, 2024.
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
As of March 31, 2024, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period over 12 months starting at the inception of the contract:

Long-Term Contracts Outstanding at March 31, 2024
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
As of March 31, 2024, the Company had total capitalized drilling costs pending the determination of proved reserves of $34.2 million. The following table reflects the net changes in capitalized exploratory well costs during the three-month periods ended March 31, 2024 and 2023.

(Thousands of dollars)	2024	2023
Beginning balance at January 1	$49,118	$171,860
Additions pending the determination of proved reserves	11,538	24,685
Capitalized exploratory well costs charged to expense	(26,471)	–
Balance at March 31	$34,185	$196,545
Capitalized well costs charged to dry hole expense of $26.5 million for the three months ended March 31, 2024 was related to the Hoffe Park #1 (Mississippi Canyon 166) exploratory well in the Gulf of Mexico. Capital additions include the Orange #1 (Mississippi Canyon 216) and Ocotillo #1 (Mississippi Canyon 40) exploratory wells in the Gulf of Mexico. The preceding table excludes well costs of $5.9 million incurred and expensed directly to dry hole during the three months ended March 31, 2024, mainly related to the Oso #1 (Atwater Valley 138) exploration well in the Gulf of Mexico.
The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed for each individual well and the number of projects for which exploratory well costs have been capitalized. The projects are aged based on the last well drilled in the project.

	March 31,
	2024			2023
(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$11,641	4	3	$40,236	2	2
One to two years	–	–	–	13,171	2	2
Two to three years	–	–	–	–	–	–
Three years or more	22,544	3	3	143,138	5	4
	$34,185	7	6	$196,545	9	8
Of the $22.5 million of exploratory well costs capitalized more than one year at March 31, 2024, $15.1 million was in Vietnam, $4.7 million was in Canada, and $2.7 million was in Brunei. In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.
Impairments
There were pre-tax impairments of $34.5 million in the three months ended March 31, 2024 related to Calliope field in the Mississippi Canyon block in the Gulf of Mexico in which operational issues led to a reserve reduction. There were no impairments in the three months ended March 31, 2023.
Divestitures
On September 15, 2023, the Company completed the divestment of certain non-core operated Kaybob Duvernay assets and all of our non-operated Placid Montney assets, located in Alberta, Canada for net cash proceeds of C$139.0 million. No gain or loss was recorded related to this transaction, and the effective date of the transaction was March 1, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note E – Financing Arrangements and Debt
As of March 31, 2024, the Company had an $800 million revolving credit facility (RCF). The RCF is a senior unsecured guaranteed facility which expires on November 17, 2027. At March 31, 2024, the Company had no outstanding borrowings under the RCF and $3.7 million of outstanding letters of credit, which reduce the borrowing capacity of the RCF. At March 31, 2024, the interest rate in effect on borrowings under the RCF would have been 7.68%. At March 31, 2024, the Company was in compliance with all covenants related to the RCF.
The Company also has a shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) that permits the offer and sale of debt and/or equity securities through October 15, 2024.

Note F – Other Financial Information
Additional disclosures regarding cash flow activities are provided below.

	Three Months Ended March 31,
(Thousands of dollars)	2024	2023
Net (increase) decrease in operating working capital, excluding cash and cash equivalents:
(Increase) decrease in accounts receivable	$(13,174)	$(3,976)
(Increase) decrease in inventories	4,860	(9,296)
Decrease in prepaid expenses	5,110	3,813
Increase (decrease) in accounts payable and accrued liabilities ¹	(24,852)	(63,800)
Increase (decrease) in income taxes payable	3,703	(1,772)
Net increase in noncash working capital	$(24,353)	$(75,031)
Supplementary disclosures:
Cash income taxes paid, net of refunds	$405	$3,342
Interest paid, net of amounts capitalized of $3.9 million in 2024 and $3.3 million in 2023	11,062	19,358

Non-cash investing activities:
Asset retirement costs capitalized	$10,955	$2,396
(Increase) decrease in capital expenditure accrual	(12,948)	15,973
1 Excludes payable balances relating to contingent consideration for prior acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note G – Asset Retirement Obligations
The asset retirement obligations liabilities (ARO) recognized by the Company are related to the estimated costs to dismantle and abandon its producing oil and natural gas properties and related equipment.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO for the three-month periods ended March 31, 2024 and 2023 is shown in the following table.

(Thousands of dollars)	March 31, 2024	March 31, 2023
Balance at beginning of year	$914,763	$911,653
Accretion	12,774	11,157
Liabilities incurred	8,960	3,605
Revisions of previous estimates	1,995	(822)
Liabilities settled	(737)	(4,855)
Changes due to translation of foreign currencies	(3,143)	394
Balance at end of period	934,612	921,132
Current portion of liability [1]	(17,797)	(90,774)
Noncurrent portion of liability	$916,815	$830,358
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
The table that follows provides the components of net periodic benefit expense for the three-month periods ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2024	2023	2024	2023
Service cost	$1,706	$1,650	$135	$132
Interest cost	8,391	8,507	782	874
Expected return on plan assets	(8,357)	(8,194)	–	–
Estimated defined contribution provision	55	–	–	–
Amortization of prior service cost (credit)	579	155	(133)	(133)
Recognized actuarial loss (gain)	2,360	2,401	(812)	(781)
Total net periodic benefit expense	$4,734	$4,519	$(28)	$92
The components of net periodic benefit expense, other than the service cost, are recorded in “Other income (loss)” in the Consolidated Statements of Operations.
During the three-month period ended March 31, 2024, the Company made contributions of $9.5 million to its defined benefit pension and postretirement benefit plans. Remaining funding in 2024 for the Company’s defined benefit pension and postretirement plans is anticipated to be $31.7 million.

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
The 2020 Long-Term Incentive Plan (2020 Long-Term Plan) authorizes the Committee to make grants of the Company’s common stock to employees. These grants may be in the form of stock options (nonqualified or incentive), stock appreciation rights (SAR), restricted stock, restricted stock units (RSU), performance units, performance shares, dividend equivalents and other stock-based incentives. The 2020 Long-Term Plan expires in 2030. A total of five million shares are issuable during the term of the 2020 Long-Term Plan. Shares issued pursuant to awards granted under the 2020 Long-Term Plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased in the open market. Shares underlying awards that have been canceled, expired, forfeited or otherwise not issued under an award shall not count as shares issued under the Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note I - Incentive Plans (Continued)
During the three months ended March 31, 2024, the Committee granted the following awards from the 2020 Long-Term Plan:

Type of Award	Number of Awards Granted	Grant Date	Grant Date Fair Value	Valuation Methodology
Performance-based RSUs (TSR) [1]	423,640	February 6, 2024	$41.95	Monte Carlo
Performance-based RSUs (ROACE) [1]	105,980	February 6, 2024	$38.08	Average Stock Price
Time-based RSUs (Stock-Settled) [2]	658,420	February 6, 2024	$38.08	Average Stock Price
Time-based RSUs (Cash-Settled) [2]	102,900	February 6, 2024	$38.08	Average Stock Price
1 Performance-based RSUs are tied to the achievement of TSR and ROACE performance goals and scheduled to vest over a three-year performance period.
2 Time-based RSUs generally vest on the third anniversary of the date of grant.
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
During the three months ended March 31, 2024, the Committee granted the following awards to Non-Employee Directors under the 2021 NED Plan:

Type of Award	Number of Awards Granted	Grant Date	Grant Date Fair Value	Valuation Methodology
Time-Based RSUs [1]	47,412	February 07, 2024	$37.97	Closing Stock Price
Time-Based RSUs [2]	1,230	March 28, 2024	$45.70	Closing Stock Price
1 Non-employee directors time-based RSUs are scheduled to vest on the first anniversary of the date of grant. Non-employee directors may elect to defer settlement of their vested time-based RSUs until (1) termination of service from the Board or (2) a future date selected by the director at the time of their deferral election. These unvested time-based RSUs are included in the table above, will vest in one year and become deferred RSUs.
2 Effective January 1, 2024, non-employee directors can elect to receive their annual cash retainers in the form of deferred RSUs. Director fees which are deferred into RSUs are calculated and expensed each quarter by taking fees earned in respect of the applicable quarter and dividing by the closing price of our common stock on the last trading day of the quarter. Each deferred RSU represents the right to receive one share of common stock following (1) termination of service from the Board or (2) a future date selected by the director at the time of their deferral election.
In 2017, the Company ceased granting stock options and SARs as a part of the Company’s long-term incentive compensation program. As of December 31, 2023 there were no outstanding stock options or SARs remaining.
Amounts recognized in the financial statements with respect to share-based plans are shown in the following table:

	Three Months Ended March 31,
(Thousands of dollars)	2024	2023
Compensation charged against income before tax benefit	$8,937	$11,196
Related income tax benefit recognized in income	1,014	1,581
Certain incentive compensation granted to the Company’s named executive officers, to the extent their total compensation exceeds $1.0 million per executive per year, is not eligible for a U.S. income tax deduction under the Tax Cuts and Jobs Act (2017 Tax Act).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note J – Earnings Per Share
Net income attributable to Murphy was used as the numerator in computing both basic and diluted income per common share for the three-month periods ended March 31, 2024 and 2023. The following table reports the weighted-average shares outstanding used for these computations.

	Three Months Ended March 31,
(Weighted-average shares)	2024	2023
Basic method	152,664,422	155,856,509
Dilutive stock options and restricted stock units	1,152,204	1,532,057
Diluted method	153,816,626	157,388,566

Note K – Income Taxes
The Company’s effective income tax rate is calculated as the amount of income tax expense (benefit) divided by income (loss) from continuing operations before income taxes. For the three-month periods ended March 31, 2024 and 2023, the Company’s effective income tax rates were as follows:

	2024	2023
Three months ended March 31,	20.6%	20.1%
The effective tax rate for the three-month periods ended March 31, 2024 and March 31, 2023, was below the U.S. statutory tax rate of 21% primarily due to no tax applied to the pre-tax income of the noncontrolling interest in MP GOM, and partially offset by several factors, including: the effects of income generated in foreign tax jurisdictions, certain of which have income tax rates higher than the U.S. Federal rate; U.S. state tax expense; and certain expenses, including exploration and other expenses in certain foreign jurisdictions, for which no income tax benefits are currently available.
The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities. These audits often take years to complete and settle. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters. Additionally, the Company could be required to pay amounts into an escrow account as any matters are identified and appealed with the relevant taxing authorities. As of March 31, 2024, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: U.S. – 2016; Canada – 2016; and Malaysia – 2017. The Company has retained certain possible liabilities and rights to income tax receivables relating to Malaysia for the years prior to 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note L – Financial Instruments and Risk Management (Continued)
Commodity Price Risks
During the first quarter of 2024 and 2023, the Company did not have any crude oil derivative contracts.
Foreign Currency Exchange Risks
The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. The Company had no foreign currency exchange derivatives outstanding at March 31, 2024 and 2023.
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
The fair value measurements for these assets and liabilities at March 31, 2024 and December 31, 2023, are shown in the following table.

	March 31, 2024				December 31, 2023
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Nonqualified employee savings plan	$17,688	$–	$–	$17,688	$17,785	$–	$–	$17,785
	$17,688	$–	$–	$17,688	$17,785	$–	$–	$17,785
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
As of March 31, 2024 and December 31, 2023, there were no outstanding commodity WTI crude oil swaps and collars contracts subject to fair value measurement, nor were there any commodity swaps and collars liabilities.
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
In 2018, the Company, through a subsidiary, acquired Gulf of Mexico producing assets from Petrobras America Inc. (PAI), a subsidiary of Petróleo Brasileiro S.A. Under the terms of the transaction, in addition to the consideration paid, Murphy had an obligation to pay additional contingent consideration of up to $150 million if certain price and production thresholds were exceeded beginning in 2019 through 2025; and $50 million carry for PAI development costs in the St. Malo Field if certain enhanced oil recovery projects were undertaken. The price and production thresholds were not exceeded for 2019 and 2020; however, the thresholds were met in 2021 and 2022. As of December 31, 2021, Murphy had completely funded the carried interest.
As of the end of the second quarter of 2023, the Company had no remaining liabilities relating to prior acquisitions from PAI and LLOG. During the three months ended March 31, 2023, the Company paid a total of $171.7 million in contingent consideration payments. In the Consolidated Statements of Cash Flows, $124.0 million is shown in “Operating Activities” and $47.7 million is shown in “Financing Activities”.
The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. There were no offsetting positions recorded at March 31, 2024 and December 31, 2023.
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at March 31, 2024 and December 31, 2023. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note L – Financial Instruments and Risk Management (Continued)
cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, all of which had fair values approximating carrying amounts. The fair value of current and long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. Substantially all of the Company’s long-term debt is actively traded in open markets, and accordingly, is classified as Level 1 in the fair value hierarchy. The Company has off-balance sheet exposures relating to certain letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

	March 31,		December 31,
	2024		2023
(Thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Current and long-term debt	$1,329,399	$1,284,012	$1,329,075	$1,265,185

Note M – Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at December 31, 2023 and March 31, 2024 and the changes during the three-month period ended March 31, 2024 are presented net of taxes in the following table.

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)	Retirement and Postretirement Benefit Plan Adjustments	Total
Balance at December 31, 2023	$(381,632)	$(139,485)	$(521,117)
Components of other comprehensive income (loss):
Before reclassifications to income	(35,528)	–	(35,528)
Reclassifications to income ¹	–	910	910
Net other comprehensive income (loss)	(35,528)	910	(34,618)
Balance at March 31, 2024	$(417,160)	$(138,575)	$(555,735)
1  Reclassifications before taxes of $1.2 million are included in the computation of net periodic benefit expense for the three-month period ended March 31, 2024. See Note H for additional information. Related income taxes of $0.3 million are included in "Income tax expense” on the Consolidated Statements of Operations for the three-month period ended March 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note N – Environmental and Other Contingencies
The Company’s operations and earnings have been and may be affected by various forms of governmental action both in the U.S. and throughout the world. Examples of such governmental action include, but are by no means limited to: tax legislation changes, including tax rate changes, and retroactive tax claims; royalty and revenue sharing increases; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting the issuance of oil and gas or mineral leases; restrictions on drilling and/or production; laws, regulations and government action intended for the promotion of safety and the protection and/or remediation of the environment including in connection with the purported causes or potential impacts of climate change; governmental support for other forms of energy; and laws and regulations affecting the Company’s relationships with employees, suppliers, customers, stockholders and others. Given the factors involved in various government actions, including political considerations, it is difficult to predict their likelihood, the form they may take, or the effect they may have on the Company.
ENVIRONMENTAL MATTERS – Murphy and other companies in the oil and gas industry are subject to numerous federal, state, local and foreign laws and regulations dealing with the environment and protection of health and safety. The principal environmental, health and safety laws and regulations to which Murphy is subject address such matters as the generation, storage, handling, use, disposal and remediation of petroleum products, wastewater and hazardous materials; the emission and discharge of such materials to the environment, including Greenhouse Gas (GHG) emissions; wildlife, habitat and water protection; the placement, operation and decommissioning of production equipment; and the health and safety of our employees, contractors and communities where our operations are located. These laws and regulations also generally require permits for existing operations, as well as the construction or development of new operations and the decommissioning of facilities once production has ceased.
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
There continues to be an increase in regulatory oversight of the oil and gas industry at the federal level, with a focus on climate change and GHG emissions (including methane emissions). For example, federal methane regulations currently pending or enacted that would, among other things, require increased leak detection monitoring and repairs, stringent restrictions on venting and flaring, a new third-party monitoring program, and new fees on methane emissions from petroleum and natural gas facilities. In addition, there have been a number of executive orders issued that address climate change, including creation of climate-related task forces, directives to federal agencies to procure carbon-free electricity, and a goal of a carbon pollution-free power sector by 2035 and a net-zero emissions U.S. economy by 2050. Executive orders have also been issued related to oil and gas activities on federal lands, infrastructure and environmental justice. In addition, an international climate agreement (the Paris Agreement) was agreed to at the 2015 United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement entered into force in November 2016. Although the U.S. officially withdrew from the Paris Agreement on November 4, 2020, the U.S. has since rejoined the Paris Agreement, which became effective for the U.S. on February 19, 2021.
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

Note O – Common Stock Issued and Outstanding
Activity in the number of shares of common stock issued and outstanding for the three-month periods ended March 31, 2024 and 2023 is shown below.

(Number of shares outstanding)	March 31, 2024	March 31, 2023
Beginning of period	152,748,642	155,467,319
Restricted stock awards [1]	1,100,759	630,756
Treasury shares purchased	(1,273,245)	–
End of period	152,576,156	156,098,075
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
During the three months ended March 31, 2024, the Company repurchased 1.3 million shares of its common stock under the share repurchase program for $50.0 million, including excise taxes, commissions and fees. As of March 31, 2024, the Company has $400 million of its common stock remaining available to repurchase under the program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note P – Business Segments
Information about business segments and geographic operations is reported in the following table. For geographic purposes, revenues are attributed to the country in which the sale occurs. Corporate, including interest income, other gains and losses, interest expense and unallocated overhead, is shown in the table to reconcile the business segments to consolidated totals. The Company has accounted for its former United Kingdom (U.K.), Malaysia, and U.S. refining and marketing operations as discontinued operations for all periods presented.

	Total Assets at March 31, 2024	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(Millions of dollars)		External Revenues	Income (Loss)	External Revenues	Income (Loss)
Exploration and production ¹
United States	$7,030.7	$659.6	$134.5	$682.3	$226.0
Canada	2,059.1	136.9	19.4	155.8	21.9
Other	210.2	(0.1)	(10.8)	3.6	(5.2)
Total exploration and production	9,300.0	796.4	143.1	841.7	242.7
Corporate	368.0	–	(27.6)	–	(28.7)
Continuing operations	9,668.0	796.4	115.6	841.7	214.0
Discontinued operations, net of tax	0.7	–	(0.9)	–	0.3
Total	$9,668.7	$796.4	$114.7	$841.7	$214.3
1 Additional detail about the results of oil and natural gas operations is presented in the Exploration and Production Continuing Operations table on page 23.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with the unaudited consolidated financial statements and accompanying notes for the quarter ended March 31, 2024 included under Item 1 Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes and MD&A included in Item 8 and 7, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2023. This MD&A includes forward-looking statements that involve certain risks and uncertainties. See Forward-Looking Statements at the end of this section.
Overview
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
Significant Company financial and operational highlights during the first quarter of 2024 were as follows:
•Production during the quarter was 176,671 barrels of oil equivalent per day (including NCI).
•Exploration areas expanded with the award of six deepwater blocks from Gulf of Mexico Federal Lease Sale 261
•Repurchased shares of our common stock under the share repurchase program for $50.0 million, including excise taxes, commissions and fees.

Murphy Oil Corporation’s net income from continuing operations, including noncontrolling interest, for the three months ended March 31, 2024 was $115.6 million, a decrease of $98.5 million compared to the same period of 2023. Lower net income from continuing operations was largely driven by higher lease operating expenses ($34.3 million), higher exploration expenses ($34.2 million), and higher impairment of assets ($34.5 million), partially offset by lower income tax expense ($23.8 million). Higher lease operating expenses related to workovers in the Gulf of Mexico and ramp up of production from the Terra Nova field in Canada Offshore following the completion of the asset life extension project in the fourth quarter of 2023. Higher exploration costs were the result of dry hole expense for the previously suspended exploration costs for Hoffe Park #1 (Mississippi Canyon166) and additional costs related to Oso #1 (Atwater Valley 138) exploration well in the Gulf of Mexico. The Mississippi Canyon Block 166 lease will expire in 2024 and there are no plans for additional exploration activities. The Oso #1 (Atwater Valley 138) exploration well encountered non-commercial hydrocarbons in the fourth quarter of 2023 and operations finished in the first quarter of 2024. Lower income tax expense was the result of lower pre-tax income.
For the three months ended March 31, 2024, total hydrocarbon production was 176,671 barrels of oil equivalent per day, a decrease of 2% compared to the same period in 2023. The decrease was principally due to lower production in the Gulf of Mexico due to increased downtime for workovers, which was substantially offset by an increase in volumes at Tupper Montney from new well production and lower royalty rates and an increase in production from the Terra Nova field in Canada Offshore due to the restart of production.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations
Murphy’s Net income (loss) by type of business and geographic segment is presented below.

	Income (Loss)
	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Exploration and production
United States	$134.5	$226.0
Canada	19.4	21.9
Other	(10.8)	(5.2)
Total exploration and production	143.1	242.7
Corporate and other	(27.5)	(28.7)
Income from continuing operations	115.6	214.0
Discontinued operations ¹	(0.9)	0.3
Net income including noncontrolling interest	114.7	214.3
Net income attributable to noncontrolling interest	24.7	22.7
Net income attributable to Murphy	$90.0	$191.6
1 The Company has presented its former U.K. and U.S. refining and marketing operations as discontinued operations in its consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Exploration and Production Continuing Operations
The following section of Exploration and Production (E&P) continuing operations excludes the Corporate segment, unless otherwise noted.
The following are summarized income statements for E&P continuing operations:

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Revenues and other income
Revenue from production	$794.6	$796.2
Sales of purchased natural gas	0.2	43.7
Other income	1.6	1.8
Total revenues and other income	796.4	841.7
Cost and Expenses
Lease operating expenses	234.3	200.0
Severance and ad valorem taxes	10.1	11.4
Transportation, gathering and processing	56.5	53.9
Costs of purchased natural gas	0.2	32.3
Depreciation, depletion and amortization	208.3	192.8
Impairments of assets	34.5	–
Accretion of asset retirement obligations	12.7	11.1
Total exploration expenses	44.4	10.3
Selling and general expenses	6.1	8.9
Other	8.8	13.6
Results of operations before taxes	180.5	307.4
Income tax provisions	37.4	64.7
Results of operations (excluding Corporate segment) [1]	$143.1	$242.7
1 Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Pricing
The following table contains the weighted average sales prices for the three-month periods ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Weighted average sales prices)	2024	2023
Crude oil and condensate – dollars per barrel
United States - Onshore	$76.85	$74.98
United States - Offshore [1]	77.58	73.27
Canada - Onshore [2]	67.59	74.29
Canada - Offshore [2]	85.99	77.93
Other [2]	–	89.05
Natural gas liquids – dollars per barrel
United States - Onshore	20.67	22.11
United States - Offshore [1]	24.32	25.63
Canada - Onshore [2]	34.84	46.59
Natural gas – dollars per thousand cubic feet
United States - Onshore	1.94	2.51
United States - Offshore [1]	2.66	3.27
Canada - Onshore [2]	2.05	2.55
1  Prices include the effect of noncontrolling interest in MP GOM.
2 U.S. dollar equivalent.
The following table contains benchmark prices relevant to the Company for the three-month periods ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Average price for the period)	2024	2023
Oil and NGLs
WTI ($/BBL)	$76.96	$76.13
Natural gas
NYMEX ($/MMBTU)	2.42	2.67
AECO (C$/MCF)	2.50	3.22

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Production Volumes
The following table contains hydrocarbons produced during the three-month periods ended March 31, 2024 and 2023. For further discussion on volumes, please see Revenues from Production section on page 26.

	Three Months Ended March 31,
(Barrels per day unless otherwise noted)	2024	2023
Net crude oil and condensate
United States - Onshore	20,382	19,277
United States - Offshore [1]	66,078	75,699
Canada - Onshore	2,255	3,283
Canada - Offshore	6,264	2,459
Other	245	269
Total net crude oil and condensate	95,224	100,987
Net natural gas liquids
United States - Onshore	4,166	4,157
United States - Offshore [1]	4,687	6,342
Canada - Onshore	453	826
Total net natural gas liquids	9,306	11,325
Net natural gas – thousands of cubic feet per day
United States - Onshore	24,231	24,160
United States - Offshore [1]	53,161	75,203
Canada - Onshore	355,455	305,232
Total net natural gas	432,847	404,595
Total net hydrocarbons - including NCI [2,3]	176,671	179,745
Noncontrolling interest
Net crude oil and condensate – barrels per day	(6,499)	(6,613)
Net natural gas liquids – barrels per day	(211)	(232)
Net natural gas – thousands of cubic feet per day	(2,074)	(2,354)
Total noncontrolling interest [2,3]	(7,056)	(7,237)
Total net hydrocarbons - excluding NCI [2,3]	169,615	172,508
1 Includes net volumes attributable to a noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1.
3 NCI – noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Revenues from Production
The Company’s production revenues by country and product were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Revenues from production
United States - Oil	$623.0	$630.4
United States - Natural gas liquids	18.2	22.9
United States - Natural gas	17.2	27.6
Canada - Oil	68.6	38.1
Canada - Natural gas liquids	1.4	3.4
Canada - Natural gas	66.3	70.2
Other - Oil	(0.1)	3.6
Total revenue from production	$794.6	$796.2
Revenue from production for the three months ended March 31, 2024 decreased by $1.6 million compared to the same period in 2023. Lower revenue from U.S. E&P was primarily attributable to lower sales volumes from the Gulf of Mexico due to increased downtime for workovers, partially offset by higher sales volumes at Eagle Ford Shale assets from new well production and higher realized prices at both Eagle Ford Shale assets and the Gulf of Mexico. Higher revenue from Canadian E&P was primarily attributable to higher sales volumes from Terra Nova and Tupper Montney fields, partially offset by lower pricing at Tupper Montney and lower sales volumes from Kaybob Duvernay fields. Tupper Montney had an increase in volumes as a result of new well production and lower royalty rates, while lower volumes at Kaybob Duvernay resulted from the divestiture of certain non-core operated assets and all of our non-operated Placid Montney assets during the second half of 2023. The Terra Nova field in Canada Offshore restarted production during the fourth quarter of 2023 after completion of the asset life extension project.
Natural gas is purchased and subsequently sold to third parties in order to provide operational flexibility and cost mitigation for transportation commitments. Sales of purchase natural gas is included in “Total revenues and other income” and cost to purchase natural gas is included in “Costs and Expenses” in the summarized income statements for E&P continuing operations on page 23.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Lease Operating and Transportation, Gathering and Processing Expenses
The Company’s total lease operating expenses and transportation, gathering and processing (TGP) expenses by geographic area were as follows:

	Three Months Ended March 31,
	(Millions of dollars)		(Dollars per equivalent barrel)
	2024	2023	2024	2023
Lease operating expenses
United States - Onshore	$35.6	$37.3	$13.68	$15.08
United States - Offshore	151.0	125.3	20.34	14.69
Canada - Onshore	31.0	33.7	5.49	6.81
Canada - Offshore	16.5	3.1	25.91	15.06
Other	0.2	0.6	–	15.05
Total lease operating expenses	$234.3	$200.0	$14.37	$12.35
TGP expenses
United States - Onshore	2.7	4.1	1.04	1.70
United States - Offshore	33.9	33.3	4.57	3.90
Canada - Onshore	18.0	15.3	3.19	3.10
Canada - Offshore	1.9	1.2	3.03	5.57
Total TGP expenses	$56.5	$53.9	$3.47	$3.33
Lease operating expenses and TGP expenses for the three months ended March 31, 2024 increased by $34.3 million and $2.6 million, respectively, compared to the same period in 2023. Higher lease operating expenses from US E&P was due to workovers in the Gulf of Mexico. Higher lease operating expenses and TGP from Canada E&P resulted from ramp up of production at the Terra Nova field since the completion of the asset life extension project in the fourth quarter of 2023.

Depreciation, Depletion and Amortization Expense
The Company’s depreciation, depletion and amortization (DD&A) expense by geographic area were as follows:

	Three Months Ended March 31,
	(Millions of dollars)		(Dollars per equivalent barrel)
(Millions of dollars)	2024	2023	2024	2023
DD&A expense
United States - Onshore	$74.1	$64.6	$28.52	$26.18
United States - Offshore	99.9	95.7	13.46	11.22
Canada - Onshore	28.1	29.7	4.99	6.01
Canada - Offshore	6.2	1.9	9.68	9.29
Other	–	0.9	20.38	21.62
Total DD&A expense	$208.3	$192.8	$12.77	$11.90
DD&A expense for the three months ended March 31, 2024 increased by $15.5 million, compared to the same period in 2023. Higher DD&A expense from U.S. E&P resulted from higher sales volumes from the Eagle Ford Shale assets and an overall increase in rates. Higher DD&A expense from Canada E&P was primarily the result of higher sales volumes from Tupper Montney and Terra Nova fields, partially offset by overall lower rates due to fewer sales volumes from Kaybob Duvernay and Placid Montney assets following the sale of a portion of non-core assets in the fourth quarter of 2023.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Impairment of Assets
Impairment of assets for the three months ended March 31, 2024 was $34.5 million and related to Calliope field in Mississippi Canyon in the Gulf of Mexico, as a result of operational issues that led to a reserve reduction. There were no impairments in the three months ended March 31, 2023.

Exploration Expenses
The Company’s exploration expenses were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Exploration expenses
Dry holes and previously suspended exploration costs	$32.4	$0.9
Geological and geophysical	1.4	0.8
Other exploration	7.8	5.9
Undeveloped lease amortization	2.8	2.7
Total exploration expenses	$44.4	$10.3
Exploration expenses for the three months ended March 31, 2024 increased by $34.1 million compared to the same period in 2023. Higher dry holes and previously suspended exploration costs primarily relate to the previously suspended costs for Hoffe Park #1 (Mississippi Canyon 166) and additional costs related to the Oso #1 (Atwater Valley 138) exploration well in the Gulf of Mexico. The Mississippi Canyon Block 166 lease will expire in 2024 and there are no plans for additional exploration activities. The Oso #1 (Atwater Valley 138) exploration well encountered non-commercial hydrocarbons in the fourth quarter of 2023 and finished operations in the first quarter of 2024.

Other Expenses
Other expenses for the three months ended March 31, 2024 decreased by $4.8 million compared to the same period in 2023. Other expenses were lower primarily due to an unfavorable contingent consideration adjustment of $3.9 million recorded in 2023 related to prior Gulf of Mexico acquisitions (see Note L).

Income Taxes
Income taxes for the three months ended March 31, 2024 decreased by $27.3 million, compared to the same period in 2023. Lower income taxes were primarily the result of lower pre-tax income.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Corporate
Corporate activities include interest expense and income, foreign exchange effects and corporate overhead not allocated to E&P.
Corporate activities reported a loss of $27.5 million for the three months ended March 31, 2024, a favorable variance of $1.2 million compared to the same period of 2023. The favorable variance was primarily due to foreign exchange gains ($10.9 million) and lower interest expense ($9.0 million), partially offset by increased selling and general expense ($15.7 million) and lower income tax benefits ($3.4 million) .
Interest charges are lower for the three months ended March 31, 2024, primarily due to lower overall debt levels. Higher selling and general expenses were a result of the timing of corporate donations and an increase in provisions for incentive awards. Lower income tax benefit was a result of lower pre-tax losses.

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

Cash Flows
The following table presents the Company’s cash flows for the periods presented:

	Three Months Ended March 31,
(Thousands of dollars)	2024	2023
Net cash provided by (required by):
Net cash provided by continuing operations activities	$398.8	$279.8
Net cash required by investing activities	(249.1)	(345.3)
Net cash required by financing activities	(144.2)	(114.7)
Effect of exchange rate changes on cash and cash equivalents	0.9	0.6
Net increase (decrease) in cash and cash equivalents	$6.4	$(179.6)
Cash Provided by Continuing Operations Activities
Net cash provided by continuing operations activities for the three months ended March 31, 2024 was $119.0 million higher compared to the same period in 2023. The increase was primarily attributable to no contingent consideration payments related to prior Gulf of Mexico acquisitions in 2024 (2023: $124.0 million) and the timing of working capital settlements ($50.7 million), partially offset by higher lease operating expenses ($34.3 million) primarily related to workovers in the Gulf of Mexico. Payments of contingent consideration are shown both in “Operating Activities” and “Financing Activities” in the Company’s Consolidated Statements of Cash Flows; amounts considered as financing activities are those amounts paid up to the original estimated contingent consideration liability included in the purchase price allocation, at the time of acquisition. Any contingent consideration paid above the original estimated liability, included in the purchase price, are considered operating activities. During the three months ended March 31, 2023, the Company paid a total of $171.7 million in contingent consideration, of which $124.0 million is shown in “Operating Activities” and $47.7 million is shown in “Financing Activities” in the Company’s Consolidated Statements of Cash Flows. As of the end of the second quarter of 2023, the Company had no further obligation payable for contingent consideration relating to prior Gulf of Mexico acquisitions.
Cash Required by Investing Activities
Net cash required by investing activities for the three months ended March 31, 2024 was $96.2 million lower compared to the same period in 2023. The decrease was due to lower property additions and dry hole costs ($96.2 million).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Condition (Continued)
A reconciliation of “Property additions and dry hole costs” in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Property additions and dry hole costs per cash flow statements	$249.1	$345.3
Geophysical and other exploration expenses	7.2	4.9
Capital expenditure accrual changes and other	15.0	(14.2)
Total capital expenditures	$271.3	$336.0
Total accrual basis capital expenditures are shown below.

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Capital Expenditures
Exploration and production	$267.1	$329.7
Corporate	4.2	6.3
Total capital expenditures	$271.3	$336.0
Lower capital expenditures in the three months ended March 31, 2024 compared to the same period of 2023 was primarily attributable to lower development expenditures at Eagle Ford Shale assets, partially offset by higher development expenditures at various Gulf of Mexico fields.
Capital expenditures in 2024 primarily relate to development drilling and field development activities at Eagle Ford Shale assets ($53.4 million), development drilling and field development activities at Tupper Montney field ($47.8 million), development activities in the Gulf of Mexico, primarily related to Khaleesi, Mormont, Lucius and St. Malo fields ($106.4 million) and total exploration costs of $35.8 million. Total exploration costs in 2024 were in the Gulf of Mexico for the Orange #1 (Mississippi Canyon 216) and Ocotillo #1 (Mississippi Canyon 40) exploration wells and additional costs related to Oso #1 (Atwater Valley 138) exploration well which encountered non-commercial hydrocarbons in the fourth quarter of 2023 and finished operations in the first quarter of 2024.
Cash Required by Financing Activities
Net cash required by financing activities for the three months ended March 31, 2024 increased by $29.5 million compared to the same period in 2023. In 2024, the cash used in financing activities was principally for the repurchase of common shares ($50.0 million, excluding accrued excise tax), cash dividends to shareholders of $0.30 per share ($45.8 million), withholding tax on stock-based incentive awards ($25.3 million) and distributions to the noncontrolling interest in the Gulf of Mexico ($23.0 million). In 2023, there were payments of contingent consideration related to prior Gulf of Mexico acquisitions ($47.7 million) as discussed in the “Cash Provided by Operating Activities” section.

Liquidity
At March 31, 2024, the Company had approximately $1.1 billion of liquidity consisting of $323.4 million in cash and cash equivalents and $796.3 million available on its committed senior unsecured RCF with a major banking consortium.
The Company’s $800 million senior unsecured RCF expires in November 2027 and as of March 31, 2024, the Company had no outstanding borrowings under the RCF and $3.7 million of outstanding letters of credit, which reduce the borrowing capacity of the senior unsecured RCF. At March 31, 2024, the interest rate in effect on borrowings under the facility would have been 7.68%. At March 31, 2024, the Company was in compliance with all covenants related to the RCF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Condition (Continued)
Cash and invested cash are maintained in several operating locations outside the U.S. As of March 31, 2024, cash and cash equivalents held outside the U.S. included U.S. dollar equivalents of approximately $98.1 million, the majority of which was held in Canada ($60.0 million), Mexico ($15.0 million) and the U.K. ($9.1 million). In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods. Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S.
Working Capital

(Millions of dollars)	March 31, 2024	December 31, 2023
Working capital
Total current assets	$760.9	$752.2
Total current liabilities	818.2	846.5
Net working capital liability	$(57.3)	$(94.3)
As of March 31, 2024, net working capital had a favorable increase of $37.0 million compared to December 31, 2023. The favorable increase was primarily attributable to lower other accrued liabilities ($39.5 million), lower operating lease liabilities ($28.4 million), higher accounts receivable ($12.9 million), and a higher cash balance ($6.4 million), partially offset by higher accounts payable ($39.0 million). Lower accrued liabilities were primarily due to incentive payments and lower operating lease liabilities were primarily due to 2024 payments reducing drilling rig and vessel lease liabilities. Higher accounts receivable and higher accounts payable were primarily due to the timing of cash receipts and cash payments, respectively.
Capital Employed
A summary of capital employed at March 31, 2024 and December 31, 2023 follows.

	March 31, 2024		December 31, 2023
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$1,328.7	20.0%	$1,328.3	19.9%
Murphy shareholders' equity	5,304.0	80.0%	5,362.8	80.1%
Total capital employed	$6,632.7	100.0%	$6,691.1	100.0%
At March 31, 2024, long-term debt of $1,328.7 million had increased by $0.4 million compared to December 31, 2023, primarily as a result of normal debt issuance cost amortization. The total of the fixed-rate notes had a weighted average maturity of 7.9 years and a weighted average coupon of 6.2%.
Murphy shareholders’ equity decreased by $58.8 million in 2024 primarily due to shares repurchased ($50.0 million, including excise tax), cash dividends paid ($45.8 million) and unrealized foreign currency translation losses ($35.5 million), partially offset by net income earned ($90.0 million). A summary of transactions in stockholders’ equity accounts is presented in the Consolidated Statements of Stockholders’ Equity on page 6 of this Form 10-Q report.

Critical Accounting Estimates
As of March 31, 2024, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.

Accounting Changes and Recent Accounting Pronouncements
See Note B to the Consolidated Financial Statements regarding the impact or potential impact of recent accounting pronouncements upon our financial position and results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Other Key Performance Metrics
The Company uses other operational performance and income metrics to review operational performance. Management uses adjusted net income, earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA internally to evaluate the Company’s operational performance and trends between periods and relative to its industry competitors. Adjusted net income also excludes certain items that management believes affect the comparability of results between periods. Management believes this information may be useful to investors and analysts to gain a better understanding of the Company’s financial results. Adjusted net income, EBITDA, and adjusted EBITDA are non-GAAP financial measures and should not be considered a substitute for net income (loss) or cash provided by operating activities as determined in accordance with GAAP.
The following table reconciles reported net income attributable to Murphy to adjusted net income from continuing operations attributable to Murphy.

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Net income attributable to Murphy (GAAP) [1]	$90.0	$191.6
Discontinued operations loss (income)	0.9	(0.3)
Net income from continuing operations attributable to Murphy	90.9	191.3
Adjustments:
Impairment of assets	34.5	–
Write-off of previously suspended exploration well	26.1	–
Foreign exchange (gain) loss	(10.5)	0.4
Mark-to-market loss on contingent consideration	—	3.9
Total adjustments, before taxes	50.1	4.3
Income tax benefit related to adjustments	(10.2)	(0.9)
Total adjustments after taxes	39.9	3.4
Adjusted net income from continuing operations attributable to Murphy (Non-GAAP)	$130.8	$194.7
Net income from continuing operations per average diluted share (GAAP)	$0.60	1.22
Adjusted net income from continuing operations per average diluted share (Non-GAAP)	$0.85	1.24
1  Excludes amounts attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Other Key Performance Metrics (Continued)

The following table reconciles reported net income attributable to Murphy to EBITDA attributable to Murphy and adjusted EBITDA attributable to Murphy.

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Net income attributable to Murphy (GAAP) [1]	$90.0	$191.6
Income tax expense	30.1	53.8
Interest expense, net	20.0	28.9
Depreciation, depletion and amortization expense [1]	202.7	189.3
EBITDA attributable to Murphy (Non-GAAP)	342.8	463.6
Impairment of asset	34.5	–
Write-off of previously suspended exploration well	26.1	–
Accretion of asset retirement obligations [1]	11.4	9.9
Foreign exchange (gain) loss	(10.5)	0.4
Mark-to-market loss on contingent consideration	–	3.9
Discontinued operations loss (income)	0.9	(0.3)
Adjusted EBITDA attributable to Murphy (Non-GAAP)	$405.2	$477.5
1  Excludes amounts attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Outlook
The oil and gas industry is impacted by global commodity pricing and as a result the prices for the Company’s primary products are often volatile and are affected by the levels of supply and demand for energy. As discussed in the Results of Operations section discussing revenues, on page 26, higher average crude oil price during the first quarter of 2024 compared to same period in 2023, directly impacted the Company’s product sales revenue.
As of close on April 30, 2024, forward price curves for existing forward contracts for the remainder of 2024 and 2025 are shown in the table below:

	2024	2025
WTI ($/BBL)	79.92	74.76
NYMEX ($/MMBTU)	2.61	3.52
AECO (US$ Equivalent/MCF)	1.35	2.43
Similar to the overall inflation and higher interest rates in the wider economy, the oil and gas industry and the Company is observing higher costs for goods and services used in E&P operations. Murphy continues to manage input costs through its dedicated procurement department focused on managing supply chain and other costs to deliver cash flow from operations.
We cannot predict what impact economic factors (including, but not limited to, inflation, global conflicts and possible economic recession) may have on future commodity pricing. Lower prices, should they occur, will result in lower profits and operating cash flows. For the second quarter of 2024, production is expected to average between 176 and 184 thousand barrels of oil equivalents per day (MBOEPD), excluding noncontrolling interest.
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
The Company plans to utilize surplus cash (not planned to be used by operations, investing activities, dividends or payment to noncontrolling interests), in accordance with the Company’s capital allocation framework designed to allow for additional shareholder returns and debt reduction. Details of the framework can be found in the “Capital Allocation Framework” section of the Company’s Form 8-K filed on August 4, 2022. In 2023, the Company’s Board of Directors authorized a $300 million increase to the original share repurchase program announced in the Capital Allocation Framework, bringing the total amount allowed to be repurchased under the program to $600 million. As of March 31, 2024, the Company has $400 million remaining available to repurchase.
The Company continues to monitor the impact of commodity prices on its financial position and is currently in compliance with the covenants related to the RCF (see Note E).
As of April 30, 2024, the Company has entered into forward fixed-price delivery contracts to manage risk associated with certain future oil and natural gas sales prices as follows:

			Volumes (MMcf/d)	Price/MCF	Remaining Period
Area	Commodity	Type			Start Date	End Date
Canada	Natural Gas	Fixed price forward sales	162	C$2.39	4/1/2024	12/31/2024
Canada	Natural Gas	Fixed price forward sales	25	US$1.98	4/1/2024	10/31/2024
Canada	Natural Gas	Fixed price forward sales	15	US$1.98	11/1/2024	12/31/2024

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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
There were no derivative commodity contracts in place at March 31, 2024.
There were no derivative foreign exchange contracts in place at March 31, 2024.

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
During the quarter ended March 31, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The Company’s operations in the oil and gas business naturally lead to various risks and uncertainties. These risk factors are discussed in Item 1A Risk Factors in the Company’s 2023 Form 10-K filed on February 23, 2024. In March 2024, the SEC finalized its climate disclosure rule, SEC Release No. 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their annual reports. In April 2024, the SEC stayed the climate disclosure rule pending judicial review. The Company has not identified any additional risk factors not previously disclosed in its 2023 Form 10-K report or noted above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities:
The following table summarizes repurchases of our common stock occurring in the first quarter 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs[2,3] (in thousands)
January 1 through January 31, 2024	–	$–	–	$450,000
February 1 through February 29, 2024	1,273,245	$39.25	1,273,245	$400,000
March 1 through March 31, 2024	–	$—	–	$400,000
1 Amounts exclude 1% excise tax and fees on share repurchases.
2 In August 2022, the Board authorized an initial share repurchase program of up to $300 million of the Company’s common stock. On October 30, 2023, the Board authorized an increase to the share repurchase program by an additional $300 million, bringing the total amount allowed to be repurchased under the program to $600 million. Pursuant to the share repurchase program, the Company may repurchase shares through open market purchases, privately negotiated transactions and other means in accordance with federal securities laws. This repurchase program has no time limit and may be suspended or discontinued completely at any time without prior notice as determined by the Company at its discretion.
3 Maximum approximate dollar values reported represent amounts at end of the month. Since the inception of the share repurchase program, the Company has repurchased 4,684,403 shares of its common stock in open-market transactions for $199.9 million, excluding taxes and fees.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The Exhibit Index on page 40 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY OIL CORPORATION
(Registrant)

By	/s/ PAUL D. VAUGHAN
Paul D. Vaughan
Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
May 2, 2024
(Date)

EXHIBIT INDEX
The following is an index of exhibits that are hereby filed as indicated by asterisk (*), that are considered furnished rather than filed, or that are incorporated by reference. Exhibits other than those listed have been omitted since they are either not required or not applicable.

Exhibit No.

*10.35	Form of non-employee director elective restricted stock unit (2021 NED Plan)
*31.1	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	Inline XBRL Instance Document
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)