Form 10-Q
period 2024-09-30
MURPHY OIL CORP
filed 2024-11-07
CIK 717423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Number of shares of Common Stock, $1.00 par value, outstanding at October 31, 2024 was 145,843,359.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Thousands of dollars, except share amounts)	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$271,223	$317,074
Accounts receivable, net	263,110	343,992
Inventories	51,048	54,454
Prepaid expenses	44,234	36,674
Total current assets	629,615	752,194
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $13,758,462 in 2024 and $13,135,385 in 2023	8,189,942	8,225,197
Operating lease assets	859,706	745,185
Deferred income taxes	–	435
Deferred charges and other assets	37,156	43,686
Total assets	$9,716,419	$9,766,697
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt, finance lease	$748	$723
Accounts payable	429,832	446,891
Income taxes payable	21,778	21,007
Other taxes payable	34,321	29,339
Operating lease liabilities	253,336	207,840
Other accrued liabilities	144,818	140,745
Total current liabilities	884,833	846,545
Long-term debt, including finance lease obligation	1,279,324	1,328,352
Asset retirement obligations	929,965	904,051
Deferred credits and other liabilities	278,831	309,605
Non-current operating lease liabilities	620,058	551,845
Deferred income taxes	318,233	276,646
Total liabilities	$4,311,244	$4,217,044
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	$–	$–
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares in 2024 and 195,100,628 shares in 2023	195,101	195,101
Capital in excess of par value	835,655	880,297
Retained earnings	6,766,706	6,546,079
Accumulated other comprehensive loss	(552,707)	(521,117)
Treasury stock	(1,995,018)	(1,737,566)
Murphy Shareholders' Equity	5,249,737	5,362,794
Noncontrolling interest	155,438	186,859
Total equity	5,405,175	5,549,653
Total liabilities and equity	$9,716,419	$9,766,697

See Notes to Consolidated Financial Statements, page 7.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars, except per share amounts)	2024	2023	2024	2023
Revenues and other income
Revenue from production	$753,169	$945,889	$2,345,282	$2,541,956
Sales of purchased natural gas	–	7,877	3,742	64,628
Total revenue from sales to customers	753,169	953,766	2,349,024	2,606,584
(Loss) on derivative instruments	(1,344)	–	(1,344)	–
Gain on sale of assets and other income	6,506	5,879	9,834	9,365
Total revenues and other income	758,331	959,645	2,357,514	2,615,949
Costs and expenses
Lease operating expenses	222,886	193,402	716,778	587,678
Severance and ad valorem taxes	10,503	10,937	31,006	35,142
Transportation, gathering and processing	47,438	61,518	157,461	175,308
Costs of purchased natural gas	–	5,467	3,147	47,393
Exploration expenses, including undeveloped lease amortization	31,284	26,514	118,390	152,489
Selling and general expenses	24,871	30,745	78,925	74,398
Depreciation, depletion and amortization	223,632	237,493	650,309	648,830
Accretion of asset retirement obligations	13,241	11,675	39,068	34,196
Other operating expense	5,450	4,385	10,497	21,333
Impairment of assets	–	–	34,528	–
Total costs and expenses	579,305	582,136	1,840,109	1,776,767
Operating income from continuing operations	179,026	377,509	517,405	839,182
Other income (loss)
Other (loss) income	(3,926)	8,811	33,870	1,044
Interest expense, net	(21,258)	(29,984)	(62,265)	(88,695)
Total other loss	(25,184)	(21,173)	(28,395)	(87,651)
Income from continuing operations before income taxes	153,842	356,336	489,010	751,531
Income tax expense	2,122	78,111	64,855	166,813
Income from continuing operations	151,720	278,225	424,155	584,718
Loss from discontinued operations, net of income taxes	(608)	(421)	(2,123)	(744)
Net income including noncontrolling interest	151,112	277,804	422,032	583,974
Less: Net income attributable to noncontrolling interest	12,018	22,462	65,197	38,701
NET INCOME ATTRIBUTABLE TO MURPHY	$139,094	$255,342	$356,835	$545,273
INCOME (LOSS) PER COMMON SHARE – BASIC
Continuing operations	$0.93	$1.64	$2.37	$3.50
Discontinued operations	–	–	(0.01)	–
Net income	$0.93	$1.64	$2.36	$3.50
INCOME (LOSS) PER COMMON SHARE – DILUTED
Continuing operations	$0.93	$1.63	$2.35	$3.47
Discontinued operations	–	–	(0.01)	–
Net income	$0.93	$1.63	$2.34	$3.47
Cash dividends per common share	$0.300	$0.275	$0.900	$0.827
Average common shares outstanding (thousands)
Basic	149,384	155,454	151,401	155,749
Diluted	150,353	156,829	152,437	157,135
See Notes to Consolidated Financial Statements, page 7.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2024	2023	2024	2023
Net income including noncontrolling interest	$151,112	$277,804	$422,032	$583,974
Other comprehensive income (loss), net of tax
Net gain (loss) from foreign currency translation	17,764	(39,353)	(34,588)	(2,601)
Retirement and postretirement benefit plans	1,174	1,196	2,998	3,347
Other comprehensive income (loss)	18,938	(38,157)	(31,590)	746
Comprehensive income including noncontrolling interest	170,050	239,647	390,442	584,720
Less: Comprehensive income (loss) attributable to noncontrolling interest	12,018	22,462	65,197	38,701
COMPREHENSIVE INCOME ATTRIBUTABLE TO MURPHY	$158,032	$217,185	$325,245	$546,019

See Notes to Consolidated Financial Statements, page 7.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(Thousands of dollars)	2024	2023
Operating Activities
Net income including noncontrolling interest	$422,032	$583,974
Adjustments to reconcile net income to net cash provided by continuing operations activities
Depreciation, depletion and amortization	650,309	648,830
Impairment of assets	34,528	–
Unsuccessful exploration well costs and previously suspended exploration costs	69,548	107,825
Deferred income tax expense	45,136	152,104
Accretion of asset retirement obligations	39,068	34,196
Long-term non-cash compensation	30,060	42,502
Amortization of undeveloped leases	7,707	8,215
Mark-to-market loss on derivative instruments	1,344	–
Loss from discontinued operations	2,123	744
Contingent consideration payment	–	(139,574)
Mark-to-market loss on contingent consideration	–	7,113
Other operating activities, net	(38,260)	(97,407)
Net decrease (increase) in noncash working capital	31,835	(142,788)
Net cash provided by continuing operations activities	1,295,430	1,205,734
Investing Activities
Property additions and dry hole costs	(733,289)	(902,295)
Acquisition of oil and natural gas properties	–	(22,773)
Proceeds from sales of property, plant and equipment	–	102,913
Net cash required by investing activities	(733,289)	(822,155)
Financing Activities
Borrowings on revolving credit facility	350,000	300,000
Repayment of revolving credit facility	(350,000)	(300,000)
Retirement of debt	(50,000)	(248,675)
Repurchase of common stock	(300,132)	(75,023)
Cash dividends paid	(136,208)	(128,657)
Withholding tax on stock-based incentive awards	(25,310)	(14,232)
Distributions to noncontrolling interest	(96,618)	(20,052)
Finance lease obligation payments	(502)	(457)
Contingent consideration payment	–	(60,243)
Issue costs of debt facility	–	(20)
Net cash required by financing activities	(608,770)	(547,359)
Effect of exchange rate changes on cash and cash equivalents	778	(414)
Net decrease in cash and cash equivalents	(45,851)	(164,194)
Cash and cash equivalents at beginning of period	317,074	491,963
Cash and cash equivalents at end of period	$271,223	$327,769

See Notes to Consolidated Financial Statements, page 7.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars except number of shares)	2024	2023	2024	2023
Common Stock – par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares at September 30, 2024 and 195,100,628 shares at September 30, 2023
Balance at beginning and end of period	$195,101	$195,101	$195,101	$195,101
Capital in Excess of Par Value
Balance at beginning of period	826,861	861,951	880,297	893,578
Restricted stock transactions and other	(53)	44	(70,539)	(42,371)
Share-based compensation	8,847	7,137	25,897	17,925
Balance at end of period	835,655	869,132	835,655	869,132
Retained Earnings
Balance at beginning of period	6,672,275	6,259,561	6,546,079	6,055,498
Net income attributable to Murphy	139,094	255,342	356,835	545,273
Cash dividends paid	(44,663)	(42,789)	(136,208)	(128,657)
Balance at end of period	6,766,706	6,472,114	6,766,706	6,472,114
Accumulated Other Comprehensive Loss
Balance at beginning of period	(571,645)	(495,783)	(521,117)	(534,686)
Foreign currency translation gain (loss), net of income taxes	17,764	(39,353)	(34,588)	(2,601)
Retirement and postretirement benefit plans, net of income taxes	1,174	1,196	2,998	3,347
Balance at end of period	(552,707)	(533,940)	(552,707)	(533,940)
Treasury Stock
Balance at beginning of period	(1,798,872)	(1,586,522)	(1,737,566)	(1,614,717)
Repurchase of common stock	(196,187)	(75,773)	(302,681)	(75,773)
Awarded restricted stock, net of forfeitures	41	(81)	45,229	28,114
Balance at end of period – 49,257,269 shares of common stock in 2024 and 40,627,487 shares of common stock in 2023, at cost	(1,995,018)	(1,662,376)	(1,995,018)	(1,662,376)
Murphy Shareholders’ Equity	5,249,737	5,340,031	5,249,737	5,340,031
Noncontrolling Interest
Balance at beginning of period	178,828	154,375	186,859	154,119
Net income attributable to noncontrolling interest	12,018	22,462	65,197	38,701
Distributions to noncontrolling interest owners	(35,408)	(4,069)	(96,618)	(20,052)
Balance at end of period	155,438	172,768	155,438	172,768
Total Equity	$5,405,175	$5,512,799	$5,405,175	$5,512,799

See Notes to Consolidated Financial Statements, page 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (the Company or Murphy) on pages 2 through 6 of this Form 10-Q report.

Note A – Basis of Presentation
The unaudited financial statements presented herein, in the opinion of Murphy’s management, include all accruals necessary to present fairly the Company’s financial position as at September 30, 2024 and December 31, 2023, and the results of operations, statements of operations, cash flows and changes in stockholders’ equity for the interim periods ended September 30, 2024 and 2023, in conformity with U.S. generally accepted accounting principles (GAAP). In preparing the financial statements of the Company in conformity with GAAP, management has made a number of estimates and assumptions that affect the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.
Consolidated financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2023 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three-month and nine-month periods ended September 30, 2024 are not necessarily indicative of future results.

Note B – New Accounting Principles and Recent Accounting Pronouncements
Accounting Principles Adopted
None affecting the Company.
Recent Accounting Pronouncements
Expense Disaggregation Disclosures. In November 2024 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard becomes effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The standard requires specified information about certain costs and expenses presented on the face of the income statement to be further disaggregated in the notes to the financial statements. In addition, the standard requires certain expense and cost information that is not separately disaggregated to be qualitatively described. Murphy is currently evaluating the impact of adopting the standard.
Income Tax Disclosures. In December 2023 the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard becomes effective for annual periods beginning after December 15, 2024. The update requires financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, as well as income taxes paid disaggregated by jurisdiction. Murphy is currently evaluating the impact of adopting this standard.
Reportable Segment Disclosures. In November 2023 the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard becomes effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The standard requires additional disclosures about reporting segments, including segment expense information provided to the chief operating decision maker, and extends certain disclosure requirements to interim periods. The standard does not affect our determination of reportable segments. Murphy will adopt Update 2023-07 in the period required, and we do not expect the adoption to have a material impact on our consolidated financial position, operating results and cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note C - Revenue from Contracts with Customers (Continued)
The Company’s revenues and other income for the three-month and nine-month periods ended September 30, 2024 and 2023 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2024	2023	2024	2023
Net crude oil and condensate revenue
United States - Onshore	$161,965	$207,448	$450,463	$514,614
United States - Offshore [1]	399,940	568,721	1,382,071	1,549,872
Canada - Onshore	20,852	20,610	54,305	61,868
Canada - Offshore	80,226	22,272	178,327	63,273
Other	(795)	3,442	3,414	7,086
Total crude oil and condensate revenue	662,188	822,493	2,068,580	2,196,713
Net natural gas liquids revenue
United States - Onshore	8,134	9,953	23,281	24,763
United States - Offshore [1]	9,812	10,908	29,523	37,078
Canada - Onshore	2,402	2,539	5,434	7,519
Total natural gas liquids revenue	20,348	23,400	58,238	69,360
Net natural gas revenue
United States - Onshore	4,265	6,035	11,893	15,623
United States - Offshore [1]	12,311	18,377	35,700	55,311
Canada - Onshore	54,057	75,584	170,871	204,949
Total natural gas revenue	70,633	99,996	218,464	275,883
Revenue from production	753,169	945,889	2,345,282	2,541,956
Sales of purchased natural gas
Canada - Onshore	–	7,877	3,742	64,628
Total sales of purchased natural gas	–	7,877	3,742	64,628
Total revenue from sales to customers	753,169	953,766	2,349,024	2,606,584
(Loss) on derivative instruments	(1,344)	–	(1,344)	–
Gain on sale of assets and other income	6,506	5,879	9,834	9,365
Total revenues and other income	$758,331	$959,645	$2,357,514	$2,615,949
1 Includes revenue attributable to noncontrolling interest in MP GOM.
Contract Balances and Asset Recognition
As of September 30, 2024, and December 31, 2023, receivables from contracts with customers, net of royalties and associated payables, on the balance sheet from continuing operations, were $165.1 million and $193.7 million, respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on a forward-looking expected loss model in accordance with ASU 2016-13, the Company did not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.
The Company has not entered into any revenue contracts that have financing components as of September 30, 2024.
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
As of September 30, 2024, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period over 12 months starting at the inception of the contract:

Long-Term Contracts Outstanding at September 30, 2024
Location	Commodity	End Date	Description	Approximate Volumes
U.S.	Natural Gas and NGL	Q2 2030	Deliveries from dedicated acreage in Eagle Ford	As produced
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at USD index pricing	31 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at CAD fixed pricing	124 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at USD fixed pricing	25 MMCFD
Canada	Natural Gas	Q4 2024	Contracts to sell natural gas at CAD index pricing	28 MMCFD
Canada	Natural Gas	Q4 2025	Contracts to sell natural gas at USD index pricing	25 MMCFD
Canada	Natural Gas	Q4 2025	Contracts to sell natural gas at CAD fixed pricing	40 MMCFD
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at USD index pricing	49 MMCFD
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at CAD fixed pricing	50 MMCFD
Canada	Natural Gas	Q4 2027	Contracts to sell natural gas at USD index pricing	30 MMCFD
Canada	Natural Gas	Q4 2028	Contracts to sell natural gas at USD index pricing	10 MMCFD
Canada	NGL	Q2 2025	Contracts to sell NGL at CAD index pricing	As produced
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
As of September 30, 2024, the Company had total capitalized drilling costs pending the determination of proved reserves of $51.1 million. The following table reflects the net changes in capitalized exploratory well costs during the nine-month periods ended September 30, 2024 and 2023.

(Thousands of dollars)	2024	2023
Beginning balance at January 1	$49,118	$171,860
Additions pending the determination of proved reserves	28,452	40,825
Reclassifications to proved properties based on the determination of proved reserves	–	(1,065)
Capitalized exploratory well costs charged to expense	(26,471)	(26,143)
Balance at September 30	$51,099	$185,477

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note D – Property, Plant and Equipment (Continued)
Capital additions of $28.5 million are mainly for Ocotillo #1 (Mississippi Canyon 40) exploratory well in the Gulf of Mexico and Hai Su Vang #1 (Block 15/2-17) and Lac Da Hong #1 (Block 15-1/05) exploratory wells in Vietnam. Capitalized well costs charged to dry hole expense of $26.5 million for the nine months ended September 30, 2024 were related to the Hoffe Park #1 (Mississippi Canyon 166) exploratory well in the Gulf of Mexico. The preceding table excludes well costs of $43.0 million and $81.7 million incurred and expensed directly to dry hole for the nine months ended September 30, 2024 and 2023, respectively. In 2024, these costs primarily include $25.8 million for the Orange #1 (Mississippi Canyon 216) and $11.8 million for the Sebastian #1 (Mississippi Canyon 387) exploration wells in the Gulf of Mexico. In 2023, the amount primarily includes $80.3 million for the Chinook #7 (Walker Ridge 425) exploration well in the Gulf of Mexico.
The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed for each individual well and the number of projects for which exploratory well costs have been capitalized. The projects are aged based on the last well drilled in the project.

	September 30,
	2024			2023
(Thousands of dollars)	Amount	No. of Wells	No. of Projects	Amount	No. of Wells	No. of Projects
Aging of capitalized well costs:
Zero to one year	$28,552	3	3	$–	–	–
One to two years	–	–	–	38,817	1	1
Two to three years	–	–	–	2,698	1	1
Three years or more	22,547	3	3	143,962	4	3
	$51,099	6	6	$185,477	6	5
Of the $22.5 million of exploratory well costs capitalized more than one year at September 30, 2024, $15.1 million was in Vietnam, $4.7 million was in Canada, and $2.7 million was in Brunei. In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.
Impairments
There were no impairments in the three months ended September 30, 2024. There were pre-tax impairments of $34.5 million in the nine months ended September 30, 2024 related to the Calliope field, in the Gulf of Mexico, where operational issues led to a reserve reduction. There were no impairments in the three and nine months ended September 30, 2023.
Divestitures
On September 15, 2023, the Company completed the divestment of certain non-core operated Kaybob Duvernay assets and all of our non-operated Placid Montney assets, located in Alberta, Canada, effective March 1, 2023, for net cash proceeds of C$139.0 million. No gain or loss was recorded related to this transaction.

Note E – Financing Arrangements and Debt
Revolving Credit Facility
As of September 30, 2024, the Company had an $800.0 million revolving credit facility (RCF). The RCF is a senior unsecured guaranteed facility was set to expire on November 17, 2027. At September 30, 2024, the Company had no outstanding borrowings under the RCF and $0.4 million of outstanding letters of credit, which reduce the borrowing capacity of the RCF. At September 30, 2024, the interest rate in effect on borrowings under the RCF would have been 7.20%. At September 30, 2024, the Company was in compliance with all covenants related to the RCF.
Subsequent Event - Revolving Credit Facility
On October 7, 2024, the Company entered into a credit agreement governing a $1,200.0 million senior unsecured guaranteed revolving credit facility (New RCF) with a maturity date on October 7, 2029. The New

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note E – Financing Arrangements and Debt (Continued)

RCF, which is effective October 2024, extends the borrowing term and increases the borrowing capacity of the previous RCF. On the date the Company achieves certain credit ratings (Investment Grade Ratings Date), certain covenants will be modified as set forth in the New RCF. In addition, prior to the Investment Grade Ratings Date, the Company will be required to comply with a maximum consolidated leverage ratio of 3.25x and a minimum consolidated interest coverage ratio of 2.50x. From and after the Investment Grade Ratings Date, the Company will be required to comply with a maximum ratio of consolidated total debt to consolidated total capitalization of 60%. Borrowings under the New RCF bear interest at rates based on either the “Alternate Base Rate”, the “Adjusted Term Secured Overnight Financing Rate (SOFR) Rate”, or the “Adjusted Daily Simple SOFR Rate”, respectively, plus the “Applicable Rate”. The “Alternate Base Rate” of interest is the highest of (a) the Wall Street Journal prime rate in effect on such day, (b) the New York Federal Reserve Bank (NYFRB) Rate in effect on such day plus ½ of 1% and (c) the Adjusted Term SOFR Rate for a one-month interest period as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day) plus 1%. The “Adjusted Term SOFR Rate” of interest is equal to (a) the Term SOFR Rate for such Interest Period, plus (b) 0.10%. The “Adjusted Daily Simple SOFR Rate” of interest is equal to (a) the Daily Simple SOFR, plus (b) 0.10%. The “Applicable Rate” of interest means, for any day, the applicable rate per annum based upon the ratings of Moody’s Investors Service, Inc. and Standard and Poor’s Rating Services, respectively, as set forth in the grid included in the full text of the credit agreement governing the New RCF. The Company has incurred $12.4 million in transaction costs and will record the amount to “Deferred charges and other assets” in the Consolidated Balance Sheets, which will be amortized to interest expense over the term of the New RCF.
Debt Extinguishment
In May 2024, the Company paid a total of $50.5 million to complete the open market repurchases of $26.5 million aggregate principal of its 5.875% senior notes due 2027 (2027 Notes) and $23.5 million aggregate principal of its 6.375% senior notes due 2028 (2028 Notes). The cash costs of the debt extinguishment of $0.5 million is included in “Interest expense, net” on the Consolidated Statements of Operations for the nine months ended September 30, 2024.
In September 2023, the Company redeemed the remaining $248.7 million principal amount outstanding of its 5.750% senior notes due 2025 (2025 Notes). The non-cash costs of the debt extinguishment of $0.9 million is included in “Interest expense, net” on the Consolidated Statements of Operations for the nine months ended September 30, 2023.
Debt Offering
On September 19, 2024, the Company announced the public offering (the Offering) of $600.0 million aggregate principal amount of 6.000% senior notes due 2032. This Offering was pursuant to the shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) that permits the offer and sale of debt and/or equity securities. Subsequent to quarter end, the shelf registration statement was renewed through October 15, 2027.
Subsequent Event - Debt Offering
On October 3, 2024, the Company closed the Offering of $600.0 million aggregate principal amount of new senior notes that bear interest at a rate of 6.000% per annum and mature on October 1, 2032. The Company has incurred transaction costs of $10.1 million on the issuance of these new notes. The Company will pay interest semi-annually on April 1 and October 1 of each year, beginning April 1, 2025. The proceeds of the $600.0 million notes will be used to fund the repurchase and repayment of debt. To date, the Company has repurchased and canceled an aggregate $521.1 million of its notes, comprised of: $258.8 million of the 2027 Notes, $200.2 million of the 2028 Notes and $62.1 million of the 7.050% senior notes due 2029 (2029 Notes). The total cost of the debt extinguishment was $18.2 million: consisting of cash costs of $14.9 million and non-cash costs of $3.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note F – Other Financial Information
Additional disclosures regarding cash flow activities are provided below.

	Nine Months Ended September 30,
(Thousands of dollars)	2024	2023
Net (increase) decrease in operating working capital, excluding cash and cash equivalents:
(Increase) decrease in accounts receivable	$80,603	$(69,689)
(Increase) decrease in inventories	1,823	(6,609)
(Increase) decrease in prepaid expenses	(8,131)	(3,364)
Increase (decrease) in accounts payable and accrued liabilities ¹	(43,231)	(60,582)
Increase (decrease) in income taxes payable	771	(2,544)
Net decrease (increase) in noncash working capital	$31,835	$(142,788)
Supplementary disclosures:
Cash income taxes paid, net of refunds	$12,519	$12,737
Interest paid, net of amounts capitalized of $10.8 million in 2024 and $10.4 million in 2023	48,708	78,169

Non-cash investing activities:
Asset retirement costs capitalized	$19,949	$16,219
(Increase) decrease in capital expenditure accrual	(2,177)	75,760
1 Excludes payable balances relating to contingent consideration for prior acquisitions.

Note G – Asset Retirement Obligations
The asset retirement obligations liabilities (ARO) recognized by the Company are related to the estimated costs to dismantle and abandon its producing oil and natural gas properties and related equipment.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO for the nine-month periods ended September 30, 2024 and 2023 are shown in the following table.

(Thousands of dollars)	September 30, 2024	September 30, 2023
Balance at beginning of year	$914,763	$911,653
Accretion	39,068	34,196
Liabilities incurred	17,975	16,441
Revisions of previous estimates	2,452	(822)
Liabilities settled	(1,982)	(89,340)
Changes due to translation of foreign currencies	(2,618)	(340)
Balance at end of period	969,658	871,788
Current portion of liability [1]	(39,693)	(12,665)
Noncurrent portion of liability	$929,965	$859,123
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
Note H – Employee and Retiree Benefit Plans (Continued)
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
The table that follows provides the components of net periodic benefit expense for the three-month and nine-month periods ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2024	2023	2024	2023
Service cost	$1,706	$1,650	$135	$132
Interest cost	8,398	8,534	782	874
Expected return on plan assets	(8,366)	(8,223)	–	–
Estimated defined contribution provision	54	53	–	–
Amortization of prior service cost (credit)	579	155	(133)	(133)
Recognized actuarial loss (gain)	2,363	2,407	(812)	(767)
Total net periodic benefit expense	$4,734	$4,576	$(28)	$106

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2024	2023	2024	2023
Service cost	$5,118	$4,950	$405	$396
Interest cost	25,182	25,605	2,346	2,622
Expected return on plan assets	(25,082)	(24,671)	–	–
Estimated defined contribution provision	163	161	–	–
Amortization of prior service cost (credit)	1,737	465	(399)	(399)
Recognized actuarial loss (gain)	7,084	7,222	(2,436)	(2,315)
Total net periodic benefit expense	$14,202	$13,732	$(84)	$304
The components of net periodic benefit expense, other than the service cost, are recorded in “Other (loss) income” in the Consolidated Statements of Operations.
During the nine-month period ended September 30, 2024, the Company made contributions of $31.3 million to its defined benefit pension and postretirement benefit plans. Remaining funding in 2024 for the Company’s defined benefit pension and postretirement plans is anticipated to be $9.9 million.

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
During the nine months ended September 30, 2024, the Committee granted the following awards from the 2020 Long-Term Plan:

Type of Award	Number of Awards Granted	Grant Date	Grant Date Fair Value	Valuation Methodology
Performance-based RSUs (TSR) [1]	423,640	February 6, 2024	$41.95	Monte Carlo
Performance-based RSUs (ROACE) [1]	105,980	February 6, 2024	$38.08	Average Stock Price
Time-based RSUs (Stock-Settled) [2]	658,420	February 6, 2024	$38.08	Average Stock Price
Time-based RSUs (Cash-Settled) [2]	102,900	February 6, 2024	$38.08	Average Stock Price
Performance-based RSUs (TSR) [1]	5,830	April 1, 2024	$50.81	Monte Carlo
Performance-based RSUs (ROACE) [1]	1,450	April 1, 2024	$45.98	Average Stock Price
Time-based RSUs (Stock-Settled) [2]	4,840	April 1, 2024	$45.98	Average Stock Price
Time-based RSUs (Cash-Settled) [2]	460	April 1, 2024	$45.98	Average Stock Price
Time-based RSUs (Stock-Settled) [2]	22,990	August 19, 2024	$37.78	Average Stock Price
1 Performance-based RSUs are tied to the achievement of Total Shareholder Return (TSR) and Return on Average Capital Employed (ROACE) performance goals and are scheduled to vest three years from the date of grant if performance conditions are met.
2 Time-based RSUs generally vest on the third anniversary of the date of grant.
The Company also has a Stock Plan for Non-Employee Directors that permits the issuance of RSUs and stock options or a combination thereof to the Company’s Non-Employee Directors.
The Company currently has outstanding incentive awards issued to Directors under the 2021 Stock Plan for Non-Employee Directors (2021 NED Plan) and the 2018 Stock Plan for Non-Employee Directors. All awards on or after May 12, 2021, were made under the 2021 NED Plan.
During the nine months ended September 30, 2024, the Committee granted the following awards to Non-Employee Directors under the 2021 NED Plan:

Type of Award	Number of Awards Granted	Grant Date	Grant Date Fair Value	Valuation Methodology
Time-Based RSUs [1]	47,412	February 07, 2024	$37.97	Closing Stock Price
Time-Based RSUs [2]	1,230	March 28, 2024	$45.70	Closing Stock Price
Time-Based RSUs [2]	1,364	June 28, 2024	$41.24	Closing Stock Price
Time-Based RSUs [2]	1,668	September 30, 2024	$33.74	Closing Stock Price
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note I – Incentive Plans (Continued)
In 2017, the Company ceased granting stock options and SARs as a part of the Company’s long-term incentive compensation program. As of September 30, 2024 there were no outstanding stock options or SARs remaining.
Amounts recognized in the financial statements with respect to share-based plans are shown in the following table:

	Nine Months Ended September 30,
(Thousands of dollars)	2024	2023
Compensation charged against income before tax benefit	$27,044	$42,912
Related income tax benefit recognized in income	3,627	7,244
Certain incentive compensation granted to the Company’s named executive officers, to the extent their total compensation exceeds $1.0 million per executive per year, is not eligible for a U.S. income tax deduction under the Tax Cuts and Jobs Act (2017 Tax Act).

Note J – Earnings Per Share
Net income attributable to Murphy was used as the numerator in computing both basic and diluted income per common share for the three-month and nine-month periods ended September 30, 2024 and 2023. The following table reports the weighted-average shares outstanding used for these computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Weighted-average shares)	2024	2023	2024	2023
Basic method	149,384,354	155,453,897	151,400,726	155,749,486
Dilutive stock options and restricted stock units	968,428	1,375,511	1,036,653	1,385,859
Diluted method	150,352,782	156,829,408	152,437,379	157,135,345

Note K – Income Taxes
The Company’s effective income tax rate is calculated as the amount of income tax expense (benefit) divided by income (loss) from continuing operations before income taxes. For the three-month and nine-month periods ended September 30, 2024 and 2023, the Company’s effective income tax rates were as follows:

	2024	2023
Three months ended September 30,	1.4%	21.9%
Nine months ended September 30,	13.3%	22.2%
The effective tax rate for the three-month period ended September 30, 2024 was below the U.S. statutory tax rate of 21% primarily due to an income tax deduction for prior years’ Australia exploration spend which resulted in an income tax benefit of $33.7 million.

The effective tax rate for the nine-month period ended September 30, 2024 was below the U.S. statutory tax rate of 21% primarily due to an income tax deduction for prior years’ Australia exploration spend and no tax applied to the pre-tax income of the noncontrolling interest in MP GOM.

The effective tax rates for the three-month period and nine-month period ended September 30, 2023 were above the U.S. statutory tax rate of 21% primarily due to several factors, including: the effects of income generated in foreign tax jurisdictions, certain of which have income tax rates higher than the U.S. Federal rate; U.S. state tax expense; and certain expenses, including exploration and other expenses in certain foreign jurisdictions, for which no income tax benefits are currently available. These impacts were partially offset by no tax applied to the pre-tax income of the noncontrolling interest in MP GOM.
The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities. These audits often take years to complete and settle. Although the Company believes that recorded liabilities for unsettled issues

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note K – Income Taxes (Continued)

are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters. Additionally, the Company could be required to pay amounts into an escrow account as any matters are identified and appealed with the relevant taxing authorities. As of September 30, 2024, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: U.S. – 2016; Canada – 2016; and Malaysia – 2017. The Company has retained certain possible liabilities and rights to income tax receivables relating to Malaysia for the years prior to 2019.

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
Foreign Currency Exchange Risks
The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. The Company had no foreign currency exchange derivatives outstanding at September 30, 2024 and 2023.
Commodity Price Risks
During the third quarter of 2024, the Company entered into natural gas swap contracts that will be effective in 2025. Under the swaps contracts, which mature monthly, the Company pays the average monthly price in effect and receives the fixed contract price on a notional amount of sales volume, thereby fixing the price for the commodity sold. During the third quarter of 2023, the Company did not have any crude oil or natural gas derivative contracts.
At September 30, 2024, volumes per day associated with outstanding natural gas derivative contracts and the weighted average prices for these contracts are as follows:

2025
NYMEX HENRY HUB swap contracts:
Volumes (MMCF/d):	20
Price per MCF:	$3.20
At September 30, 2024 and December 31, 2023, the fair value of derivative instruments not designated as hedging instruments are presented in the following table:

(Thousands of dollars)	Asset (Liability) Derivatives Fair Value
Type of Derivative Contract	Balance Sheet Location	September 30, 2024	December 31, 2023
Commodity swaps	Accounts payable	$(1,344)	$–
For the three-month and nine-month periods ended September 30, 2024 and 2023, the gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments are presented in the following table:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note L – Financial Instruments and Risk Management (Continued)

		Gain (Loss)		Gain (Loss)
(Thousands of dollars)		Three Months Ended September 30,		Nine Months Ended September 30,
Type of Derivative Contract	Statement of Operations Location	2024	2023	2024	2023
Commodity swaps	(Loss) on derivative instruments	$(1,344)	$–	$(1,344)	$–
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
The fair value measurements for these assets and liabilities at September 30, 2024 and December 31, 2023, are shown in the following table:

	September 30, 2024				December 31, 2023
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Commodity swaps	$–	$1,344	$–	$1,344	$–	$–	$–	$–
Nonqualified employee savings plan	19,225	–	–	19,225	17,785	–	–	17,785
	$19,225	$1,344	$–	$20,569	$17,785	$–	$–	$17,785
The fair value of commodity (Henry Hub natural gas) swaps was based on active market quotes for Henry Hub (HH) natural gas. The before tax income effect of changes in the fair value of natural gas derivative contracts is recorded in “(Loss) on derivative instruments” in the Consolidated Statements of Operations.
As of December 31, 2023, there were no outstanding commodity WTI crude oil or HH natural gas swaps and collars contracts subject to fair value measurement, nor were there any commodity swaps and collars liabilities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note L – Financial Instruments and Risk Management (Continued)
The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. There were no offsetting positions recorded at September 30, 2024 and December 31, 2023.
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at September 30, 2024 and December 31, 2023. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, all of which had fair values approximating carrying amounts. The fair value of current and long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. Substantially all of the Company’s long-term debt is actively traded in open markets, and accordingly, is classified as Level 1 in the fair value hierarchy. The Company has off-balance sheet exposures relating to certain letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, were minimal.

	September 30,		December 31,
	2024		2023
(Thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Current and long-term debt	$1,280,072	$1,288,682	$1,329,075	$1,265,185
Note M – Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at December 31, 2023 and September 30, 2024 and the changes during the nine-month period ended September 30, 2024 are presented net of taxes in the following table.

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)	Retirement and Postretirement Benefit Plan Adjustments	Total
Balance at December 31, 2023	$(381,632)	$(139,485)	$(521,117)
Components of other comprehensive income (loss):
Before reclassifications to income	(34,588)	–	(34,588)
Reclassifications to income ¹	–	2,998	2,998
Net other comprehensive income (loss)	(34,588)	2,998	(31,590)
Balance at September 30, 2024	$(416,220)	$(136,487)	$(552,707)
1  Reclassifications before taxes of $4.0 million are included in the computation of net periodic benefit expense for the nine-month period ended September 30, 2024. See Note H for additional information. Related income taxes of $1.0 million are included in "Income tax expense” on the Consolidated Statements of Operations for the nine-month period ended September 30, 2024.

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

Note O – Common Stock Issued and Outstanding
Activity in the number of shares of common stock issued and outstanding for the nine-month periods ended September 30, 2024 and 2023 is shown below.

(Number of shares outstanding)	September 30, 2024	September 30, 2023
Beginning of period	152,748,642	155,467,319
Stock options exercised [1]	–	520
Restricted stock awards [1]	1,103,503	689,824
Treasury shares purchased	(8,008,786)	(1,684,522)
End of period	145,843,359	154,473,141
1 Shares issued upon exercise of stock options and award of restricted stock are less withholding for statutory income taxes owed upon issuance of shares.
The Company’s Board of Directors has authorized a share repurchase program whereby the Company can repurchase up to $1,100.0 million of the Company’s common stock. This repurchase program has no time limit and may be suspended or discontinued completely at any time without prior notice as determined by the Company at its discretion and dependent upon a variety of factors.
During the nine months ended September 30, 2024, the Company repurchased 8.0 million shares of its common stock under the share repurchase program for $300.0 million ($302.7 million including excise taxes and fees). As of September 30, 2024, the Company had $650.1 million of its common stock remaining available to repurchase under the program.
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

	Total Assets at September 30, 2024	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(Millions of dollars)		External Revenues	Income (Loss)	External Revenues	Income (Loss)
Exploration and production ¹
United States [2]	$7,088.3	$597.0	$138.8	$823.7	$310.3
Canada	2,043.0	157.9	24.2	129.3	10.5
Other	266.6	(0.8)	22.4	3.4	(12.5)
Total exploration and production	9,397.9	754.1	185.4	956.4	308.3
Corporate	317.6	4.2	(33.7)	3.2	(30.1)
Continuing operations	9,715.5	758.3	151.7	959.6	278.2
Discontinued operations, net of tax	0.9	–	(0.6)	–	(0.4)
Total	$9,716.4	$758.3	$151.1	$959.6	$277.8

		Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(Millions of dollars)		External Revenues	Income (Loss)	External Revenues	Income (Loss)
Exploration and production ¹
United States [2]		$1,936.1	$459.0	$2,202.2	$705.2
Canada		413.8	52.5	403.3	34.9
Other		3.4	1.5	7.1	(50.0)
Total exploration and production		2,353.3	513.0	2,612.6	690.1
Corporate		4.2	(88.9)	3.3	(105.4)
Continuing operations		2,357.5	424.1	2,615.9	584.7
Discontinued operations, net of tax		–	(2.1)	–	(0.7)
Total		$2,357.5	$422.0	$2,615.9	$584.0
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
During the second quarter of 2024, the Company exercised an option to extend an operating lease pertaining to a drill ship used in our offshore business. This resulted in an increase of $254.1 million (discounted) to our right-of-use assets and operating lease liabilities at June 30, 2024.
Maturity of Lease Liabilities

(Thousands of dollars)	Operating Leases	Finance Leases	Total
2024	$81,903	$265	$82,168
2025	279,908	1,069	280,977
2026	125,462	1,069	126,531
2027	69,098	1,069	70,167
2028	62,569	1,069	63,638
Remaining	490,391	267	490,658
Total future minimum lease payments	1,109,331	4,808	1,114,139
Less imputed interest	(235,937)	(1,277)	(237,214)
Present value of lease liabilities [1]	$873,394	$3,531	$876,925
1 Includes both the current and long-term portion of the lease liabilities.

Lease Term and Discount Rate

	September 30, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	8 years	10 years
Finance leases	5 years	5 years
Weighted average discount rate:
Operating leases	5.7%	5.9%
Finance leases	4.7%	4.7%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with the unaudited consolidated financial statements and accompanying notes for the quarter ended September 30, 2024 included under Item 1 Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes and MD&A included in Item 8 and 7, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2023. This MD&A includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements” at the end of this section.
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
Significant Company financial and operational highlights during the third quarter of 2024 were as follows:
•Produced 191,273 barrels of oil equivalent per day (including NCI)
•Maintained quarterly dividend of $0.30 per share or $1.20 per share annualized
•Repurchased $194.1 million ($196.2 million including excise taxes and fees) of common stock, or 5,374,191 shares, at an average price of $36.12 per share
Subsequent to the third quarter of 2024:
•Issued $600.0 million of 6.000% senior notes due 2032, and used proceeds to tender an aggregate $521.1 million of senior notes due 2027, 2028 and 2029
•Entered into new five-year, $1.2 billion senior unsecured credit facility, representing a 50 percent increase from previous facility size

Murphy Oil Corporation’s net income from continuing operations, including noncontrolling interest, for the three months ended September 30, 2024, was $151.7 million, a decrease of $126.5 million compared to the same period in 2023. Lower net income from continuing operations was driven primarily by lower revenues from production ($192.7 million), higher lease operating expenses ($29.5 million), and lower other income ($12.7 million), and was partially offset by lower income tax expense ($76.0 million), lower transportation, gathering and processing expenses ($14.1 million), and lower depreciation, depreciation, depletion and amortization expenses ($13.9 million). Lower revenues were primarily driven by lower oil production in the U.S., combined with lower oil prices. Higher lease operating expenses relate primarily to workover projects in the Gulf of Mexico. Lower other income represents unrealized foreign exchange losses. Lower income tax expense in the current period is driven primarily by lower operating income, in addition to an income tax deduction for prior years’ Australia exploration spend. Lower transportation, gathering and processing expenses and lower depreciation, depletion and amortization expenses were both driven by lower production in the U.S.
For the three months ended September 30, 2024 total hydrocarbon production was 191,273 barrels of oil equivalent per day, a decrease of 8% compared to the third quarter of 2023. The decrease was principally due to lower production in the U.S., primarily in the Gulf of Mexico, due to workover activities and downtime, and in the Eagle Ford Shale, due primarily to the timing of new wells. Decreases in the U.S. were offset by increases in Canada at both Terra Nova, which restarted production in late 2023.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Overview (Continued)
Murphy Oil Corporation’s net income from continuing operations, including noncontrolling interest, for the nine months ended September 30, 2024 was $424.1 million, a decrease of $160.6 million compared to the same period of 2023. Lower net income from continuing operations was largely driven by lower revenues from production ($196.7 million), higher lease operating expenses ($129.2 million), and higher impairment of assets ($34.5 million). These were partially offset by lower income tax expense ($102.0 million), lower exploration expenses ($34.1 million), higher other income ($32.8 million), lower interest expense on long-term debt ($26.4 million), and lower transportation, gathering and processing expenses ($17.8 million). Lower revenues from production were primarily driven by downtime in the Gulf of Mexico and Eagle Ford Shale and lower natural gas prices, partially offset by higher year-to-date oil prices, higher production in Canada due to the restart of production at Terra Nova in late 2023, and well performance, combined with lower royalty rates at Tupper Montney. Higher lease operating expenses were primarily due to workovers in the Gulf of Mexico and higher production activity in Canada at Terra Nova, partially offset by lower production handling (PHA) fees in the Gulf of Mexico. Impairment charges related to the Calliope field were recorded in the first quarter of 2024. The decrease in income tax expense primarily relates to lower income tax expenses driven by lower overall income, in addition to an income tax deduction for prior years’ Australia exploration spend. Exploration expense in the current period was primarily due to dry hole expense recorded for multiple wells in the Gulf of Mexico, including Sebastian #1 (Mississippi Canyon 387) and Orange #1 (Mississippi Canyon 216), additional costs related to the Oso #1 (Atwater Valley 138) well, and for previously suspended exploration costs related to an expired lease at Hoffe Park #1 (Mississippi Canyon 166). Higher other income related to unrealized foreign exchange gains and interest income on several outstanding joint interest receivables. Lower interest expense was due to lower debt levels and lower transportation, gathering and processing expenses related to lower production in the U.S.
For the nine months ended September 30, 2024 total hydrocarbon production was 185,286 barrels of oil equivalent per day, a decrease of 4% compared to the same period in 2023. The decrease was principally due to lower production in the U.S., primarily in the Gulf of Mexico due to downtime for workovers, and in the Eagle Ford Shale, due to timing of new wells. Decreases in the U.S. were partially offset by increases in Canada at both Tupper Montney, due to new wells online, and Terra Nova, which restarted production in late 2023.

Results of Operations
Murphy’s Net income (loss) by type of business and geographic segment is presented below.

	Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Exploration and production
United States	$138.8	$310.3	$459.0	$705.2
Canada	24.2	10.5	52.5	34.9
Other	22.4	(12.5)	1.5	(50.0)
Total exploration and production	185.4	308.3	513.0	690.1
Corporate	(33.7)	(30.1)	(88.9)	(105.4)
Income from continuing operations	151.7	278.2	424.1	584.7
Discontinued operations ¹	(0.6)	(0.4)	(2.1)	(0.7)
Net income including noncontrolling interest	151.1	277.8	422.0	584.0
Net income attributable to noncontrolling interest	12.0	22.5	65.2	38.7
Net income attributable to Murphy	$139.1	$255.3	$356.8	$545.3
1 The Company has presented its former U.K., Malaysia and U.S. refining and marketing operations as discontinued operations in its consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Exploration and Production Continuing Operations
The following section of Exploration and Production (E&P) continuing operations excludes the Corporate segment unless otherwise noted.
The following are summarized income statements for E&P continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Revenues and other income
Revenue from production	$753.2	$945.9	$2,345.3	$2,542.0
Sales of purchased natural gas	–	7.9	3.7	64.6
Other income	0.9	2.6	4.3	6.0
Total revenues and other income	754.1	956.4	2,353.3	2,612.6
Cost and Expenses
Lease operating expenses	222.9	193.4	716.8	587.6
Severance and ad valorem taxes	10.5	10.9	31.0	35.1
Transportation, gathering and processing	47.5	61.5	157.5	175.3
Costs of purchased natural gas	–	5.5	3.1	47.4
Depreciation, depletion and amortization	222.1	234.7	643.3	640.4
Impairments of assets	–	–	34.5	–
Accretion of asset retirement obligations	13.2	11.7	39.0	34.1
Total exploration expenses	31.2	26.4	118.4	152.5
Selling and general expenses	5.0	10.7	14.0	25.0
Other	6.7	7.8	(4.7)	29.0
Results of operations before taxes	195.0	393.8	600.4	886.2
Income tax provisions	9.6	85.5	87.4	196.1
Results of operations (excluding Corporate segment) [1]	$185.4	$308.3	$513.0	$690.1
1 Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Pricing
The following table contains the weighted average sales prices for the three-month and nine-month periods ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Weighted average sales prices)	2024	2023	2024	2023
Crude oil and condensate – dollars per barrel
United States - Onshore	$75.49	$81.19	$77.55	$76.40
United States - Offshore [1]	75.65	82.94	78.42	76.73
Canada - Onshore [2]	66.18	76.33	68.62	73.01
Canada - Offshore [2]	80.06	94.85	82.83	84.13
Other	–	77.19	78.20	82.87
Natural gas liquids – dollars per barrel
United States - Onshore	19.05	20.52	19.71	19.76
United States - Offshore [1]	22.50	20.16	23.20	22.01
Canada - Onshore [2]	34.00	37.72	34.64	39.08
Natural gas – dollars per thousand cubic feet
United States - Onshore	1.77	2.32	1.77	2.24
United States - Offshore [1]	2.28	2.84	2.30	2.82
Canada - Onshore [2]	1.34	1.93	1.56	2.07
1  Prices include the effect of noncontrolling interest in MP GOM.
2 U.S. dollar equivalent.
The following table contains benchmark prices relevant to the Company for the three-month and nine-month periods ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Average price for the period)	2024	2023	2024	2023
Oil and NGLs
WTI ($/BBL)	$75.10	$82.26	$77.54	$77.39
Natural gas
NYMEX ($/MMBTU)	2.09	2.58	2.18	2.46
AECO (C$/MCF)	0.69	2.60	1.45	2.75

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Production Volumes
The following table contains hydrocarbons produced during the three-month and nine-month periods ended September 30, 2024 and 2023. For further discussion on volumes, please see “Revenues from Production” section on page 29.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Barrels per day unless otherwise noted)	2024	2023	2024	2023
Net crude oil and condensate
United States - Onshore	23,320	27,772	21,199	24,674
United States - Offshore [1]	59,282	74,843	64,042	74,185
Canada - Onshore	3,425	2,935	2,888	3,104
Canada - Offshore	7,880	2,956	7,219	2,778
Other	171	262	221	247
Total net crude oil and condensate	94,078	108,768	95,569	104,988
Net natural gas liquids
United States - Onshore	4,640	5,272	4,312	4,590
United States - Offshore [1]	4,739	5,882	4,644	6,170
Canada - Onshore	768	732	572	705
Total net natural gas liquids	10,147	11,886	9,528	11,465
Net natural gas – thousands of cubic feet per day
United States - Onshore	26,223	28,312	24,556	25,571
United States - Offshore [1]	58,747	70,240	56,565	71,764
Canada - Onshore	437,316	426,725	400,012	361,852
Total net natural gas	522,286	525,277	481,133	459,187
Total net hydrocarbons - including NCI [2,3]	191,273	208,200	185,286	192,984
Noncontrolling interest
Net crude oil and condensate – barrels per day	(6,188)	(5,989)	(6,467)	(6,181)
Net natural gas liquids – barrels per day	(193)	(191)	(207)	(209)
Net natural gas – thousands of cubic feet per day	(1,947)	(1,887)	(2,008)	(1,996)
Total noncontrolling interest [2,3]	(6,706)	(6,495)	(7,009)	(6,723)
Total net hydrocarbons - excluding NCI [2,3]	184,567	201,705	178,277	186,261
1 Includes net volumes attributable to a noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1.
3 NCI – noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
The following discussion of E&P continuing operations includes amounts attributable to a noncontrolling interest in MP GOM and excludes the Corporate segment unless otherwise noted.

Revenues from Production
The Company’s production revenues by country and product were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Revenues from production
United States - Oil	$561.9	$776.3	$1,832.6	$2,064.6
United States - Natural gas liquids	17.9	20.9	52.8	61.8
United States - Natural gas	16.6	24.4	47.6	70.9
Canada - Oil	101.1	42.9	232.6	125.1
Canada - Natural gas liquids	2.4	2.5	5.4	7.5
Canada - Natural gas	54.1	75.7	170.9	205.0
Other - Oil	(0.8)	3.4	3.4	7.1
Total revenue from production	$753.2	$945.9	$2,345.3	$2,542.0
Revenues from production for the three months ended September 30, 2024 decreased $192.7 million compared to the same period in 2023. Revenue was lower in the Gulf of Mexico, mostly driven by downtime at the Samurai field, as well as hurricane related downtime. Additionally, Eagle Ford Shale revenues decreased due to the natural decline of wells and fewer wells brought online. These decreases were partially offset by new production at Terra Nova in Canada, which restarted production in late 2023. Lower pricing across all products also contributed to the decrease during the period.
Revenues from production for the nine months ended September 30, 2024 decreased $196.7 million compared to the same period in 2023. Lower revenue was driven primarily by workover activities, downtime and timing of new wells in the Gulf of Mexico, fewer new wells brought online in the Eagle Ford Shale, and lower realized natural gas prices in Tupper Montney. These effects were partially offset by production restarting at Terra Nova in late 2023, and higher oil prices.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Millions of dollars)		(Dollars per equivalent barrel)		(Millions of dollars)		(Dollars per equivalent barrel)
	2024	2023	2024	2023	2024	2023	2024	2023
Lease operating expenses
United States - Onshore	$32.9	$39.5	$11.03	$11.36	$105.4	$113.4	$13.00	$12.40
United States - Offshore	136.0	113.7	20.54	13.42	462.3	359.0	21.52	14.27
Canada - Onshore	35.2	36.7	4.96	5.33	101.4	104.4	5.28	5.97
Canada - Offshore	18.5	2.8	18.51	12.12	46.7	9.4	21.67	12.45
Other	0.3	0.7	–	15.55	1.0	1.4	23.66	16.49
Total lease operating expenses	$222.9	$193.4	$12.60	$10.12	$716.8	$587.6	$14.05	$11.16
TGP expenses
United States - Onshore	$2.2	$3.0	$0.73	$0.87	$7.3	$9.7	$0.89	$1.07
United States - Offshore	24.1	38.9	3.64	4.59	89.8	109.4	4.18	4.35
Canada - Onshore	20.1	18.7	2.84	2.71	56.9	53.2	2.96	3.03
Canada - Offshore	1.1	0.9	1.06	4.00	3.5	3.0	1.63	4.05
Total TGP expenses	$47.5	$61.5	$2.68	$3.22	$157.5	$175.3	$3.09	$3.33
For the three months ended September 30, 2024 lease operating expenses increased by $29.5 million and TGP expenses decreased by $14.0 million compared to the same period in 2023. Higher lease operating expenses were due to workover activity in the Gulf of Mexico and higher production at Terra Nova and were partially offset by lower PHA fees in the Gulf of Mexico. Lower TGP expenses during the quarter were a result of lower production volumes in the Gulf of Mexico.
For the nine months ended September 30, 2024, lease operating expenses increased by $129.2 million and TGP expenses decreased by $17.8 million compared to the same period in 2023. Higher lease operating expenses were primarily due to workovers in the Gulf of Mexico, primarily at the Neidermeyer field, and higher production at Terra Nova, and were partially offset by lower PHA fees in the Gulf of Mexico. Lower TGP expenses resulted primarily from lower production volumes in the Gulf of Mexico.

Depreciation, Depletion and Amortization Expense
The Company’s depreciation, depletion and amortization (DD&A) expense by geographic area were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Millions of dollars)		(Dollars per equivalent barrel)		(Millions of dollars)		(Dollars per equivalent barrel)
	2024	2023	2024	2023	2024	2023	2024	2023
DD&A expense
United States - Onshore	$88.0	$91.5	$29.60	$26.32	$237.2	$240.8	$29.25	$26.31
United States - Offshore	91.3	102.1	13.78	12.05	291.1	291.0	13.55	11.57
Canada - Onshore	34.5	38.1	4.87	5.53	93.5	99.8	4.87	5.70
Canada - Offshore	8.3	2.3	8.27	10.02	20.6	7.2	9.58	9.59
Other	–	0.7	–	16.49	0.9	1.6	20.82	19.01
Total DD&A expense	$222.1	$234.7	$12.56	$12.28	$643.3	$640.4	$12.61	$12.17

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
DD&A expense for the three months ended September 30, 2024 decreased by $12.6 million compared to the same period in 2023. The decrease is primarily due to lower volumes in the Gulf of Mexico and at Eagle Ford Shale, partially offset by higher volumes in Canada Offshore and Onshore and higher rates in the U.S. due to development drilling.
DD&A expense for the nine months ended September 30, 2024 increased by $2.9 million compared to the same period in 2023. Higher DD&A expense from Canada E&P primarily related to increased volumes at Terra Nova, partially offset by lower volumes in the U.S. and higher rates in the U.S., primarily due to development drilling at various offshore platforms.

Impairment of Assets
For the three months ended September 30, 2024, there were no impairments. For the nine months ended September 30, 2024, the Company impaired assets for $34.5 million, related to the Calliope field in the Gulf of Mexico, as a result of operational issues that led to a reserve reduction.
There were no impairments in the three and nine months ended September 30, 2023.

Exploration Expenses
The Company’s exploration expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Exploration expenses
Dry holes and previously suspended exploration costs	$11.2	$11.3	$69.5	$107.8
Geological and geophysical	12.7	4.3	22.3	15.6
Other exploration	5.4	8.0	18.9	20.9
Undeveloped lease amortization	1.9	2.8	7.7	8.2
Total exploration expenses	$31.2	$26.4	$118.4	$152.5
Exploration expenses for the three months ended September 30, 2024 increased by $4.8 million compared to the prior year, primarily as a result of higher geological and geophysical costs in the Gulf of Mexico in the current period. Dry hole costs in the current period represented costs associated with the Sebastian #1 (Mississippi Canyon 387) operated exploration well in the U.S. Gulf of Mexico that encountered non-commercial hydrocarbons in the third quarter of 2024. In the third quarter of 2023, we recorded dry hole costs related to the Chinook #7 (Walker Ridge 425) exploration well in the U.S. Gulf of Mexico.
Exploration expenses for the nine months ended September 30, 2024 decreased by $34.1 million compared to the same period in 2023. In the current period, dry hole costs were recorded for the Sebastian #1 (Mississippi Canyon 387) operated exploration well, the Orange #1 (Mississippi Canyon 216) non-operated exploration well, and for the previously suspended exploration well at Hoffe Park #1 (Mississippi Canyon 166) in the U.S. Gulf of Mexico. In 2023, we recorded previously suspended exploration costs for the Cholula-1EXP well in Mexico and dry hole costs for the Chinook #7 (Walker Ridge 425) exploration well in the U.S. Gulf of Mexico.

Other
Other expenses for the three and nine months ended September 30, 2024 decreased by $1.1 million and $33.7 million, respectively, compared to the same periods in 2023. For the three months ended September 30, 2024 the decrease is primarily due to the absence of other operating expenses in Canada related to the Terra Nova life extension project. For the nine months ended September 30, 2024 the decrease was due to a combination of interest income received and a favorable state tax settlement related to U.S. Onshore activities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Income Taxes
Income taxes for the three and nine months ended September 30, 2024 decreased by $75.9 million and $108.7 million, respectively, compared to the same periods in 2023. Lower income taxes for each period, respectively, were primarily the result of lower year-to-date pre-tax income, and an income tax deduction for prior years’ Australia exploration spend.

Corporate
Corporate activities included interest expense and income, foreign exchange effects and corporate overhead not allocated to E&P.
Corporate activities reported a loss of $33.7 million for the three months ended September 30, 2024, an unfavorable variance of $3.6 million compared to the same period of 2023. The unfavorable variance was primarily due to unrealized foreign exchange losses ($14.0 million), partially offset by decreased interest expense ($8.8 million). Lower interest expense for the current period was primarily due to lower overall debt levels.
Corporate activities reported a loss of $88.9 million for the nine months ended September 30, 2024, a favorable variance of $16.5 million compared to the same period of 2023. The favorable variance was primarily due to lower interest expense ($26.6 million) and unrealized foreign exchange gains ($10.1 million) and was partially offset by increased selling and general expense ($15.6 million) and lower income tax benefits ($6.7 million). Lower interest expense for the current period was primarily due to lower overall debt levels. Higher selling and general expenses for the nine months ended September 30, 2024 were primarily attributable to timing of corporate donations. Lower income tax benefit was the result of lower pre-tax losses.

Financial Condition
The Company’s primary sources of liquidity are cash on hand, net cash provided by continuing operations activities and available borrowing capacity under the New RCF. The Company’s liquidity requirements consist primarily of capital expenditures, debt maturity, retirement and interest payments, working capital requirements, dividend payments, and, as applicable, share repurchases. The Company may, from time to time, redeem, repurchase or otherwise acquire its outstanding notes through open market purchases, tender offers or pursuant to the terms of such securities.

Cash Flows
The following table presents the Company’s cash flows for the periods presented:

	Nine Months Ended September 30,
(Thousands of dollars)	2024	2023
Net cash provided by (required by):
Net cash provided by continuing operations activities	$1,295.4	$1,205.7
Net cash required by investing activities	(733.3)	(822.2)
Net cash required by financing activities	(608.8)	(547.4)
Effect of exchange rate changes on cash and cash equivalents	0.8	(0.4)
Net decrease in cash and cash equivalents	$(45.9)	$(164.2)
Cash Provided by Continuing Operations Activities
Net cash provided by continuing operations activities for the nine months ended September 30, 2024 was $89.7 million higher compared to the same period in 2023. The increase in cash flows from operations activities was primarily attributable to a decrease in non-cash working capital in the current period, compared to an increase in the prior period ($174.6 million), no contingent consideration payments related to prior Gulf of

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Condition (Continued)
Mexico acquisitions in 2024 (2023: $139.6 million), changes in other operating activities, net ($59.1 million), an increase in other income ($32.8 million), and a decrease in interest expense ($26.4 million). These were partially offset by lower revenue from production ($196.7 million), and an increase in lease operating expenses ($129.2 million). The increase due to changes in non-cash working capital is primarily due to lower accounts receivable, partially offset by lower accounts payable. The decreases in accounts receivable and accounts payable are primarily due to lower overall production volumes and gas prices, other receivable settlements, and exploration activities in the Gulf of Mexico. The increase due to changes in other operating activities is primarily due to spend on asset retirement obligations in the prior period.
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
Cash Required by Investing Activities
Net cash required by investing activities for the nine months ended September 30, 2024 was $88.9 million lower compared to the same period in 2023. The decrease was due to lower property additions and dry hole costs ($169.0 million), partially offset by cash inflows from the sale of certain non-core operated Kaybob Duvernay assets and all of our non-operated Placid Montney assets Kaybob properties ($102.9 million) in 2023.
A reconciliation of “Property additions and dry hole costs” in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

	Nine Months Ended September 30,
(Millions of dollars)	2024	2023
Property additions and dry hole costs per cash flow statements	$733.3	$902.3
Acquisition of oil properties per the cash flow statements	–	22.8
Geophysical and other exploration expenses	35.5	30.1
Capital expenditure accrual changes and other	7.8	(69.5)
Total capital expenditures	$776.6	$885.7
Total accrual basis capital expenditures are shown below.

	Nine Months Ended September 30,
(Millions of dollars)	2024	2023
Capital Expenditures
Exploration and production	$760.2	$870.3
Corporate	16.4	15.4
Total capital expenditures	$776.6	$885.7
Lower capital expenditures in the nine months ended September 30, 2024 compared to the same period of 2023 was primarily attributable to lower exploration expenditures in the Gulf of Mexico, lower field development costs due to the Terra Nova asset life extension project ending in 2023, and lower development drilling costs at Eagle Ford Shale and Tupper Montney, partially offset by higher development expenditures at various Gulf of Mexico fields.
Capital expenditures in 2024 primarily relate to development drilling and field development activities at Eagle Ford Shale ($246.8 million), at the Khaleesi, Mormont and Samurai fields, and the non-operated St. Malo and Lucius fields in the Gulf of Mexico ($235.7 million), and at Tupper Montney ($75.4 million), Kaybob Duvernay

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Condition (Continued)
($26.3 million), and the non-operated Hibernia field ($15.2 million) in Canada. Other international field development activities were ($30.6 million), and total exploration costs were $123.4 million.
Exploration costs in 2024 were primarily comprised of activities in the Gulf of Mexico related to the Sebastian #1 (Mississippi Canyon 387), Orange #1 (Mississippi Canyon 216), and Oso #1 (Atwater Valley 138) exploration wells. Sebastian #1 and Orange #1 encountered non-commercial hydrocarbons during 2024. Oso #1 encountered non-commercial hydrocarbons in 2023, and operations completed in 2024. Additional exploratory costs relate to the Ocotillo #1 (Mississippi Canyon 40) exploration well.
Cash Required by Financing Activities
Net cash required by financing activities for the nine months ended September 30, 2024 increased by $61.4 million compared to the same period in 2023. In 2024, the cash used in financing activities was principally for the repurchase of common shares ($300.1 million), cash dividends to shareholders of $0.90 per share ($136.2 million), withholding tax on stock-based incentive awards ($25.3 million), distributions to the noncontrolling interest in the Gulf of Mexico ($96.6 million), and debt repurchases of $50.0 million. In 2023, there were debt repurchases ($248.7 million), cash dividends to shareholders ($128.7 million), the repurchase of common shares ($75.0 million), withholding tax on stock-based incentive awards ($14.2 million), distributions to the noncontrolling interest in the Gulf of Mexico ($20.1 million), and contingent consideration related to prior Gulf of Mexico acquisitions ($60.2 million) as discussed in the “Cash Provided by Continuing Operations Activities” section.

Liquidity
At September 30, 2024 the Company had approximately $1.1 billion of liquidity consisting of $271.2 million in cash and cash equivalents and $799.6 million available on its committed senior unsecured RCF with a major banking consortium.
The Company’s $800.0 million senior unsecured RCF was set to expire in November 2027 and as of September 30, 2024 the Company had no outstanding borrowings under the RCF and $0.4 million of outstanding letters of credit, which reduce the borrowing capacity of the facility. At September 30, 2024 the interest rate in effect on borrowings under the facility would have been 7.20%. At September 30, 2024 the Company was in compliance with all covenants related to the RCF. Subsequent to quarter end, on October 7, 2024, the Company entered into a New RCF, a credit agreement governing a $1,200.0 million senior unsecured revolving credit facility with a maturity date in October 2029, which replaced the prior RCF.
Cash and invested cash are maintained in several operating locations outside the U.S. As of September 30, 2024 cash and cash equivalents held outside the U.S. included U.S. dollar equivalents of approximately $101.6 million, the majority of which was held in Canada ($72.3 million). In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods. Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S.
Working Capital

(Millions of dollars)	September 30, 2024	December 31, 2023
Working capital
Total current assets	$629.6	$752.2
Total current liabilities	884.8	846.5
Net working capital liability	$(255.2)	$(94.3)
As of September 30, 2024 net working capital decreased by $160.9 million compared to December 31, 2023. The decrease was primarily attributable to lower accounts receivable ($80.9 million), lower cash balance ($45.9 million), and higher operating lease liabilities ($45.5 million), and was partially offset by lower accounts payable ($17.1 million).
Lower accounts receivable was primarily due to lower revenues. Higher operating lease liabilities were primarily attributable to the current portion of lease extensions recorded during the period related to a drill ship in the

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Condition (Continued)
U.S. Gulf of Mexico (See Note Q for additional detail). Lower accounts payable were primarily due to lower revenue related payables and other timing of cash payments.
Capital Employed
A summary of capital employed at September 30, 2024 and December 31, 2023 follows.

	September 30, 2024		December 31, 2023
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$1,279.3	19.6%	$1,328.4	19.9%
Murphy shareholders' equity	5,249.7	80.4%	5,362.8	80.1%
Total capital employed	$6,529.0	100.0%	$6,691.2	100.0%
At September 30, 2024 long-term debt of $1,279.3 million decreased by $49.1 million compared to December 31, 2023, primarily as a result of the open market repurchase of $50.0 million. The total of the fixed-rate notes had a weighted average maturity of 7.5 years and a weighted average coupon of 6.2%.
Murphy shareholders’ equity decreased by $113.1 million in 2024, primarily due to shares repurchased ($302.7 million, including excise tax), cash dividends paid ($136.2 million) and unrealized foreign currency translation losses ($34.6 million), partially offset by net income earned ($356.8 million). A summary of transactions in stockholders’ equity accounts is presented in the Consolidated Statements of Stockholders’ Equity on page 6 of this Form 10-Q report.

Critical Accounting Estimates
As of September 30, 2024 there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.

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
The following table reconciles reported net income attributable to Murphy to adjusted net income from continuing operations attributable to Murphy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except per share amounts)	2024	2023	2024	2023
Net income attributable to Murphy (GAAP) [1]	$139.1	$255.3	$356.8	$545.3
Discontinued operations loss	0.6	0.4	2.1	0.7
Net income from continuing operations attributable to Murphy	139.7	255.7	358.9	546.0
Adjustments:
Impairment of assets	–	–	34.5	–
Write-off of previously suspended exploration well	–	–	26.1	17.1
Foreign exchange loss (gain)	5.4	(8.6)	(10.6)	(0.3)
Mark-to-market loss on derivative instruments	1.3	–	1.3	–
Mark-to-market loss on contingent consideration	–	–	–	7.1
Total adjustments, before taxes	6.7	(8.6)	51.3	23.9
Income tax (benefit) expense related to adjustments	(1.7)	2.2	(10.5)	(1.4)
Tax benefits on investments in foreign areas	(34.0)	–	(34.0)	–
Total adjustments after taxes	(29.0)	(6.4)	6.8	22.5
Adjusted net income from continuing operations attributable to Murphy (Non-GAAP)	$110.7	$249.3	$365.7	$568.5
Net income from continuing operations per average diluted share (GAAP)	$0.93	$1.63	$2.35	$3.47
Adjusted net income from continuing operations per average diluted share (Non-GAAP)	$0.74	$1.59	$2.40	$3.62
1  Excludes amounts attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Other Key Performance Metrics (Continued)

The following table reconciles reported net income attributable to Murphy to EBITDA attributable to Murphy and adjusted EBITDA attributable to Murphy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Net income attributable to Murphy (GAAP) [1]	$139.1	$255.3	$356.8	$545.3
Income tax expense	2.2	78.1	64.9	166.8
Interest expense, net	21.3	30.0	62.3	88.7
Depreciation, depletion and amortization expense [1]	215.7	231.5	625.8	630.8
EBITDA attributable to Murphy (Non-GAAP)	378.3	594.9	1,109.8	1,431.6
Impairment of asset	–	–	34.5	–
Write-off of previously suspended exploration well	–	–	26.1	17.1
Accretion of asset retirement obligations [1]	11.7	10.4	34.9	30.4
Foreign exchange loss (gain)	5.4	(8.6)	(10.6)	(0.3)
Mark-to-market loss on derivative instruments	1.3	–	1.3	–
Mark-to-market loss on contingent consideration	–	–	–	7.1
Discontinued operations loss	0.6	0.4	2.1	0.7
Adjusted EBITDA attributable to Murphy (Non-GAAP)	$397.3	$597.1	$1,198.1	$1,486.6
1  Excludes amounts attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Outlook
The oil and gas industry is impacted by global commodity pricing and as a result the prices for the Company’s primary products are often volatile and are affected by the levels of supply and demand for energy. As discussed in the “Results of Operations” section discussing revenues, on page 29, lower average crude oil and natural gas pricing during the third quarter of 2024 compared to same period in 2023 directly impacted the Company’s product sales revenue.
As of close on November 5, 2024, forward price curves for existing forward contracts for the remainder of 2024 and 2025 are shown in the table below:

	2024	2025
WTI ($/BBL)	71.99	69.92
NYMEX ($/MMBTU)	2.67	3.00
AECO (US$ Equivalent/MCF)	1.31	1.45
Similar to the overall inflation in the wider economy, the oil and gas industry and the Company are observing higher costs for goods and services used in E&P operations. Murphy continues to manage input costs through its dedicated procurement department focused on managing supply chain and other costs to deliver cash flow from operations.
We cannot predict what impact economic factors (including, but not limited to, inflation, global conflicts and possible economic recession) may have on future commodity pricing. Lower prices, should they occur, will result in lower profits and operating cash flows. For the fourth quarter of 2024, production is expected to average between 181.5 and 189.5 thousand barrels of oil equivalents per day (MBOEPD), excluding noncontrolling interest.
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
The Company plans to utilize surplus cash (not planned to be used by operations, investing activities, dividends or payment to noncontrolling interests) in accordance with the Company’s capital allocation framework designed to allow for additional shareholder returns and debt reduction. Details of the framework can be found in the “Capital Allocation Framework” section of the Company’s Form 8-K filed on August 4, 2022 and August 8, 2024. The Company’s Board of Directors has authorized a share repurchase program whereby the Company can repurchase up to $1,100.0 million of the Company’s common stock.
Subsequent to quarter end, on October 3, 2024, the Company closed the Offering of $600.0 million aggregate principal amount of new senior notes that bear interest at a rate of 6.000% per annum and mature on October 1, 2032, the proceeds of which will be used for the repayment of debt. To date, the Company has repurchased and canceled $258.8 million of the 2027 Notes, $200.2 million of the 2028 Notes and $62.1 million of the 2029 Notes. In addition, on October 7, 2024, the Company entered into a credit agreement governing a $1,200.0 million New RCF with a maturity date on October 7, 2029. Further details of these transactions can be found in the Company’s Form 8-K filed on October 3, 2024 and October 7, 2024, respectively.
The Company continues to monitor the impact of commodity prices on its financial position and is currently in compliance with the covenants related to the RCF (see Note E).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Outlook (Continued)
As of November 5, 2024, the Company has entered into forward fixed-price delivery contracts to manage risk associated with certain future oil and natural gas sales prices as follows:

			Volumes (MMCF/d)	Price/MCF	Remaining Period
Area	Commodity	Type			Start Date	End Date
Canada	Natural Gas	Fixed price forward sales	162	C$2.39	10/1/2024	12/31/2024
Canada	Natural Gas	Fixed price forward sales	40	C$2.75	1/1/2025	12/31/2025
Canada	Natural Gas	Fixed price forward sales	50	C$3.03	1/1/2026	12/31/2026
Canada	Natural Gas	Fixed price forward sales	25	US$1.98	10/1/2024	10/31/2024
Canada	Natural Gas	Fixed price forward sales	15	US$1.98	11/1/2024	12/31/2024

			Volumes (MMCF/d)	Price/MCF	Remaining Period
Area	Commodity	Type			Start Date	End Date
United States	Natural Gas	Fixed price derivative swap	20	US$3.20	1/1/2025	12/31/2025

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified through the inclusion of words such as “aim”, “anticipate”, “believe”, “drive”, “estimate”, “expect”, “expressed confidence”, “forecast”, “future”, “goal”, “guidance”, “intend”, “may”, “objective”, “outlook”, “plan”, “position”, “potential”, “project”, “seek”, “should”, “strategy”, “target”, “will” or variations of such words and other similar expressions. These statements, which express management’s current views concerning future events, results and plans, are subject to inherent risks, uncertainties and assumptions (many of which are beyond our control) and are not guarantees of performance. In particular, statements, express or implied, concerning the Company’s future operating results or activities and returns or the Company's ability and decisions to replace or increase reserves, increase production, generate returns and rates of return, replace or increase drilling locations, reduce or otherwise control operating costs and expenditures, generate cash flows, pay down or refinance indebtedness, achieve, reach or otherwise meet initiatives, plans, goals, ambitions or targets with respect to emissions, safety matters or other ESG (environmental/social/governance) matters, make capital expenditures or pay and/or increase dividends or make share repurchases and other capital allocation decisions are forward-looking statements. Factors that could cause one or more of these future events, results or plans not to occur as implied by any forward-looking statement, which consequently could cause actual results or activities to differ materially from the expectations expressed or implied by such forward-looking statements, include, but are not limited to: macro conditions in the oil and gas industry, including supply/demand levels, actions taken by major oil exporters and the resulting impacts on commodity prices; geopolitical concerns; increased volatility or deterioration in the success rate of our exploration programs or in our ability to maintain production rates and replace reserves; reduced customer demand for our products due to environmental, regulatory, technological or other reasons; adverse foreign exchange movements; political and regulatory instability in the markets where we do business; the impact on our operations or market of health pandemics such as COVID-19 and related government responses; other natural hazards impacting our operations or markets; any other deterioration in our business, markets or prospects; any failure to obtain necessary regulatory approvals; any inability to service or refinance our outstanding debt or to access debt markets at acceptable prices; or adverse developments in the U.S. or global capital markets, credit markets, banking system or economies in general, including inflation. For further discussion of factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement, see “Risk Factors” in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) and on page 42 of this Form 10-Q report, and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K that we file, available from the SEC’s website and from Murphy Oil Corporation’s website at http://ir.murphyoilcorp.com. Investors and others should note that we may announce material information using SEC filings, press releases, public conference calls, webcasts and the investors page of our website. We may use these channels to distribute material information about the Company; therefore, we encourage investors, the media, business partners and others interested in the Company to review the information we post on our website. The information on our website is not part of, and is not incorporated into, this report. Murphy Oil Corporation undertakes no duty to publicly update or revise any forward-looking statements.

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
There were commodity transactions in place at September 30, 2024, covering certain future U.S. natural gas sales volumes for the remainder of 2025. A 10% increase in the respective benchmark price of these commodities would have increased the net payable associated with these derivative contracts by approximately $2.5 million, while a 10% decrease would have decreased the recorded net payable by a similar amount.
There were no derivative foreign exchange contracts in place at September 30, 2024.

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
During the quarter ended September 30, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The Company’s operations in the oil and gas business naturally lead to various risks and uncertainties. These risk factors are discussed in Item 1A Risk Factors in the Company’s 2023 Form 10-K filed on February 23, 2024. The Company has not identified any additional risk factors not previously disclosed in its 2023 Form 10-K report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities:
The following table summarizes repurchases of our common stock occurring in the third quarter of 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs [2,3] (in thousands)
July 1 through July 31, 2024	329,123	$39.87	329,123	$331,000
August 1 through August 31, 2024	2,152,744	$37.63	2,152,744	$750,000
September 1 through September 30, 2024	2,892,324	$34.57	2,892,324	$650,000
1 Amounts exclude 1% excise tax and fees on share repurchases.
2 In August 2024, the Company’s Board of Directors authorized an additional $500 million increase in the share repurchase program bringing the total amount the Company can repurchase to $1,100 million of the Company’s common stock. Pursuant to the share repurchase program, the Company may repurchase shares through open market purchases, privately negotiated transactions and other means in accordance with federal securities laws. This repurchase program has no time limit and may be suspended or discontinued completely at any time without prior notice as determined by the Company at its discretion.
3 Maximum approximate dollar values reported represent amounts at end of the month. Since the inception of the share repurchase program through to the end of the third quarter of 2024, the Company has repurchased 11,419,944 shares of its common stock in open-market transactions for $449.9 million, excluding taxes and fees.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The Exhibit Index on page 45 of this Form 10-Q report lists the exhibits that are hereby filed or incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY OIL CORPORATION
(Registrant)

By	/s/ PAUL D. VAUGHAN
Paul D. Vaughan
Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
November 7, 2024
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