Form 10-K
period 2024-12-31
MURPHY OIL CORP
filed 2025-02-27
CIK 717423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (as of June 28, 2024) – $4,465,018,220.
Number of shares of Common Stock, $1.00 Par Value, outstanding at January 31, 2025 was 145,855,183.
Documents incorporated by reference:

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 14, 2025 have been incorporated by reference in Part III herein.

MURPHY OIL CORPORATION
2024 FORM 10-K
i

PART I

Item 1. BUSINESS
Summary
Murphy Oil Corporation is a global oil and natural gas exploration and production company, with both onshore and offshore operations and properties. As used in this report, the terms Murphy, Murphy Oil, we, our, its and Company may refer to Murphy Oil Corporation or any one or more of its consolidated subsidiaries.
The Company was originally incorporated in Louisiana in 1950 as Murphy Corporation. It was reincorporated in Delaware in 1964, at which time it adopted the name Murphy Oil Corporation. In 2013, the United States (U.S.) refining and marketing business was separated from Murphy Oil Corporation’s oil and natural gas exploration and production business. For reporting purposes, Murphy’s exploration and production activities are subdivided into three geographic segments, including the U.S., Canada and all other countries. Additionally, the Corporate segment includes interest income, interest expense, foreign exchange effects, corporate risk management activities and administrative costs not allocated to the exploration and production segments. The Company’s corporate headquarters are located in Houston, Texas.
As part of the Company’s underlying operations, the Company is continually monitoring its greenhouse gas (GHG) emissions and impact on the environment as well as other social and environmental aspects of its business. See “Sustainability” on page 9.
In addition to the following information about each business activity, data about Murphy’s operations, properties and business segments, including revenues by class of products and financial information by geographic area, are provided on pages 31 through 43, 75 through 79, 100 through 104, and 106 through 121 of this Form 10-K report.
Interested parties may obtain the Company’s public disclosures filed with the Securities and Exchange Commission (SEC), including Form 10-K, Form 10-Q, Form 8-K and other documents, by accessing the Investor Relations section of Murphy Oil Corporation’s Website at www.murphyoilcorp.com.
Exploration and Production
The Company produces crude oil and condensate (collectively, crude oil), natural gas and natural gas liquids (NGLs) primarily in the U.S. and Canada and explores for crude oil, natural gas and NGLs in targeted areas worldwide.
During 2024, Murphy’s principal exploration and production activities were conducted in the U.S. by wholly-owned Murphy Exploration & Production Company – USA and its subsidiaries, in Canada by wholly-owned Murphy Oil Company Ltd. and its subsidiaries, and in Brazil, Brunei, Côte d’Ivoire and Vietnam by wholly-owned Murphy Exploration & Production Company – International and its subsidiaries. Murphy’s operations and production in 2024 were in the U.S., Canada and Brunei.
Unless otherwise indicated, all references to the Company’s U.S. Offshore and total oil, natural gas and NGLs production, sales volumes, and proved reserves include a noncontrolling interest in MP Gulf of Mexico, LLC (MP GOM; see further details below).
Murphy’s worldwide 2024 production on a barrel of oil equivalent basis (six thousand cubic feet of natural gas equals one barrel of oil) was 184,293 barrels of oil equivalent per day (BOEPD), a decrease of 4.3% compared to 2023.
For further details on business execution, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” starting on page 31. For further details on 2024 production and sales volume see pages 35 to 36.
United States
In the U.S., Murphy produces crude oil, natural gas and NGLs primarily from fields in the Gulf of America and in the Eagle Ford Shale area of South Texas. The Company produced 93,184 barrels (BBL) of crude oil and NGLs (collectively, liquids) per day and approximately 82 million cubic feet (MMCF) of natural gas per day in the U.S. in

PART I
Item 1. Business - Continued
2024. These amounts represented 89.5% of the Company’s total worldwide liquids and 17.1% of worldwide natural gas production volumes.
Offshore
The Company holds rights to approximately 580 thousand gross acres in the Gulf of America. During 2024, approximately 72% of total U.S. hydrocarbon production was produced at fields in the Gulf of America, of which approximately 90% was derived from ten fields, including the operated Khaleesi, Mormont, Cascade and Chinook, Samurai, Marmalard, Dalmatian and Powerball fields, as well as the non-operated St. Malo, Kodiak and Lucius fields. Total average daily production in the Gulf of America in 2024 was 67,591 BBL of liquids and 57 MMCF of natural gas. At December 31, 2024, Murphy had total proved reserves for Gulf of America fields of 123.2 million BBL of liquids and 93.2 billion cubic feet of natural gas.
Onshore
The Company holds rights to approximately 133 thousand gross acres in South Texas in the Eagle Ford Shale unconventional oil and natural gas play. During 2024, approximately 28% of total U.S. hydrocarbon production was produced in the Eagle Ford Shale. Total 2024 production in the Eagle Ford Shale area was 25,521 BBL of liquids per day and 24.9 MMCF per day of natural gas. At December 31, 2024, the Company’s proved reserves for the U.S. Onshore business totaled 136.1 million BBL of liquids and 195.7 billion cubic feet of natural gas.
Canada
In Canada, the Company holds working interests in Tupper Montney (100% working interest), Kaybob Duvernay and two non-operated offshore assets – the Hibernia and Terra Nova fields, located offshore Newfoundland and Labrador in the Jeanne d’Arc Basin. During 2023, the Company sold a portion of its working interest in Kaybob Duvernay and the entire 30% non-operated working interest in Placid Montney.
Onshore
Murphy has approximately 139 thousand gross acres of Tupper Montney mineral rights located in northeast British Columbia. In addition, the Company holds a 70% working interest in Kaybob Duvernay lands in Alberta. The Company has approximately 166 thousand gross acres of Kaybob Duvernay mineral rights. Daily production in 2024 in Canada Onshore averaged 3,465 BBL of liquids and 399 MMCF of natural gas. Total Canada Onshore proved liquids and natural gas reserves at December 31, 2024, were approximately 21.4 million BBL and 2.2 trillion cubic feet, respectively.
Offshore
The Company holds a non-operated interest in approximately 133 thousand gross acres offshore Canada. Murphy has a 6.5% working interest in Hibernia Main, a 4.3% working interest in Hibernia South Extension and an 18.0% working interest in Terra Nova. Oil production in 2024 was 7,251 BBL of oil per day for the two offshore Canadian fields. Terra Nova resumed production during the fourth quarter of 2023, following the completion of the asset life extension project. Total proved reserves for Canada Offshore at December 31, 2024 were approximately 20.8 million BBL of liquids and 14.0 billion cubic feet of natural gas.
Brazil
The Company holds a 20% non-operated working interest in nine blocks in the offshore regions of the Sergipe-Alagoas Basin (SEAL) in Brazil (SEAL-M-351, SEAL-M-428, SEAL-M-430, SEAL-M-501, SEAL-M-503, SEAL-M-505, SEAL-M-573, SEAL-M-575 and SEAL-M-637). Murphy has a 100% working interest in three blocks in the Potiguar Basin (POT-M-857, POT-M-863 and POT-M-865).
Murphy’s total acreage position in Brazil as of December 31, 2024 is approximately 2.5 million gross acres, offsetting several major discoveries. There are no well commitments.
Brunei
The Company has a working interest of 8.051% in Block CA-1 as of December 31, 2024. Oil production in 2024 was 219 BBL of oil per day for Brunei.
Total proved reserves for our Jagus East discovery in Block CA-1 at December 31, 2024 were approximately 0.2 million BBL of liquids and 172 MMCF of natural gas. Block CA-1 covers 2 thousand gross acres.

PART I
Item 1. Business - Continued
Vietnam
The Company holds an interest in 7.3 million gross acres, consisting of 65% working interest in Blocks 144 & 145, and a 40% interest in Block 15-1/05 and Block 15-2/17. The Company is the operator of each of the three Production Sharing Contracts (PSCs).
Block 15-1/05 contains the Lac Da Vang (Golden Camel) discovered field in the Cuu Long Basin where, in 2023, the Company received government approval of the field development plan, and the Board of Directors of the Company (the Board) sanctioned the project. Development activity is in progress, with first oil planned in 2026. The Lac Da Trang-1X (White Camel) exploration well was drilled in April 2019 and the Company anticipates drilling the Lac Da Hong-1X (Pink Camel) exploration well in 2025.
In Block 15-2/17, the Company completed its geological and geophysical commitment work, which included 3D seismic reprocessing. In the fourth quarter 2024, the Company drilled an oil discovery at the Hai Su Vang-1X (Golden Sea Lion) exploration well, which encountered approximately 370 feet of net pay from two reservoirs. Additional evaluation is ongoing and future appraisal drilling will be conducted.
In Blocks 144 & 145, the Company acquired 2D seismic in 2013 and undertook seabed surveys in 2015 and 2016. The Company has sought an extension to complete the remaining seismic commitment.
Total proved reserves for Lac Da Vang (Golden Camel) field development in Vietnam at December 31, 2024 were approximately 12.0 million BBL of liquids and 2.8 billion cubic feet of natural gas.
Côte d’Ivoire
During the second quarter of 2023, Murphy signed PSCs as operator for five deepwater blocks in the Tano Basin offshore Côte d’Ivoire, Africa. The five blocks have a total area of 1.5 million gross acres, with Murphy holding a 90% working interest in four blocks and an 85% working interest in the fifth block. Société Nationale d’Opérations Pétrolières de la Côte d’Ivoire holds the remaining working interest for each block.
Commitments for the initial exploration periods across the five blocks consist of seismic reprocessing. Block CI-103 includes the Paon discovery, appraised with multiple wells by a previous operator. The PSC for this block also includes a commitment to submit a field development plan for this discovery by the end of 2025.

PART I
Item 1. Business - Continued
Proved Reserves
Total proved reserves for crude oil, natural gas and NGLs as of December 31, 2024 are presented in the following table:

	Proved Reserves
	All Products	Crude Oil	Natural Gas Liquids	Natural Gas [4]

Proved Developed Reserves:	(MMBOE)	(MMBBL)		(BCF)
United States	218.9	164.1	21.9	196.8
Onshore	104.9	68.3	15.1	128.9
Offshore [1]	114.0	95.8	6.8	67.9
Canada	217.1	20.4	2.2	1,167.2
Onshore	200.6	6.2	2.2	1,153.2
Offshore	16.5	14.2	—	14.0
Other	0.2	0.2	—	0.2
Total proved developed reserves	436.2	184.7	24.1	1,364.2
Proved Undeveloped Reserves:
United States	88.5	61.1	12.2	92.1
Onshore	63.7	43.2	9.5	66.8
Offshore [2]	24.8	17.9	2.7	25.3
Canada	191.8	17.3	2.3	1,032.7
Onshore	185.2	10.7	2.3	1,032.7
Offshore	6.6	6.6	—	—
Other	12.5	12.0	—	2.8
Total proved undeveloped reserves	292.8	90.4	14.5	1,127.6
Total proved reserves [3]	729.0	275.1	38.6	2,491.8
1 Includes proved developed reserves of 14.4 million barrels of oil equivalent (MMBOE), consisting of 13.2 million barrels (MMBBL) of oil, 0.5 MMBBL of NGLs and 4.2 billion cubic feet (BCF) of natural gas, attributable to the noncontrolling interest in MP GOM.
2 Includes proved undeveloped reserves of 1.5 MMBOE, consisting of 1.3 MMBBL of oil, 0.1 MMBBL of NGLs and 0.8 BCF of natural gas, attributable to the noncontrolling interest in MP GOM.
3  Includes proved reserves of 15.9 MMBOE, consisting of 14.5 MMBBL of oil, 0.6 MMBBL of NGLs and 5 BCF of natural gas, attributable to the noncontrolling interest in MP GOM.
4 Includes proved natural gas reserves to be consumed in operations as fuel of 67.9 BCF, 36.0 BCF and 2.8 BCF for the U.S., Canada and Other, respectively, with 1.1 BCF of this attributable to the noncontrolling interest in MP GOM.

PART I
Item 1. Business - Continued
Murphy Oil’s 2024 total proved reserves and proved undeveloped reserves are reconciled from 2023 as presented in the table below:

(Millions of oil equivalent barrels) [1]	Total Proved Reserves	Total Proved Undeveloped Reserves
Beginning of year	739.5	314.0
Revisions of previous estimates	14.3	11.5
Extensions and discoveries	31.4	30.1
Improved recovery	11.3	—
Conversions to proved developed reserves	—	(62.8)
Production	(67.5)	—
End of year [2]	729.0	292.8
1 For purposes of these computations, natural gas sales volumes are converted to equivalent barrels of oil using a ratio of six thousand cubic feet (MCF) of natural gas to one barrel of oil.
2 Includes 15.9 MMBOE and 1.5 MMBOE for total proved and proved undeveloped reserves, respectively, attributable to the noncontrolling interest in MP GOM.

Production of 67.5 MMBOE was not fully offset by extensions of 10.5 MMBOE in the Eagle Ford Shale, 12.1 MMBOE in Canada Onshore, 5.5 MMBOE in the Gulf of America, and 3.3 MMBOE in Canada Offshore as well as performance and price related increases of 6.3 MMBOE in Canada, 7.0 MMBOE in the Eagle Ford Shale and 12.5 MMBOE in the Gulf of America.
Murphy’s total proved undeveloped reserves at December 31, 2024 decreased 21.2 MMBOE from a year earlier. The proved undeveloped reserves reported in the table as extensions and discoveries during 2024 were predominantly attributable to four areas: the Gulf of America, the Eagle Ford Shale in South Texas, Tupper Montney in Onshore Canada and Offshore Canada. The U.S. and Canadian assets had active development work ongoing during the year and new drilling locations were sanctioned in the Gulf of America. The majority of proved undeveloped reserves associated with revisions of previous estimates was the result of performance adjustments in Tupper Montney and the Eagle Ford Shale and positive price revisions in Tupper Montney from decreased royalty rates and decelerated royalty incentive payouts arising from lower commodity prices. The majority of the proved undeveloped reserves migration to the proved developed category are attributable to drilling in Tupper Montney, the Gulf of America, and the Eagle Ford Shale. Other proved undeveloped increases resulted from sanctioned development plans for the non-operated Zephyrus field.
The Company spent approximately $670 million in 2024 to convert proved undeveloped reserves to proved developed reserves. In the next three years, the Company expects to spend a range of approximately $650 million to $800 million per year to move current undeveloped proved reserves to the developed category. The anticipated level of spending in 2025 primarily includes drilling and development in the Gulf of America, Eagle Ford Shale, Tupper Montney, Kaybob and Vietnam areas.
At December 31, 2024, proved reserves are included for several development projects, including oil developments in the Eagle Ford Shale in South Texas, Gulf of America, Kaybob Duvernay in Canada Onshore and Lac Da Vang (Golden Camel) in Vietnam; as well as natural gas developments in Tupper Montney in Canada Onshore. Total proved undeveloped reserves associated with various development projects at December 31, 2024 were approximately 292.8 MMBOE, which represents 40% of the Company’s total proved reserves.
Certain development projects have proved undeveloped reserves that will take more than five years to bring to production. Projects in deepwater fields in the Gulf of America and Canada Offshore include five undeveloped locations that exceed this five-year window. Total reserves associated with the five locations amount to less than 1% of the Company’s total proved reserves at year-end 2024. The development of certain reserves extends beyond five years due to limited well slot availability, thus making it necessary to wait for depletion of other wells prior to initiating further development of these locations or behind-pipe completions with significant capital costs that categorize them as undeveloped.

PART I
Item 1. Business - Continued
Murphy Oil’s Reserves Processes and Policies
All estimates of reserves are made in compliance with SEC Rule 4-10 of Regulation S-X, which states that “proved oil and natural gas reserves are those quantities of oil and natural gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible —from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations.” Proved reserves estimates will generally be revised only as additional geologic or engineering data become available or as economic conditions change. Moreover, estimates of proved reserves may be revised as a result of future operations, effects of regulation by governmental agencies or geopolitical or economic risks. Therefore, the proved reserves included in this report are estimates only and should not be construed as being exact quantities, and if recovered, could be more or less than the estimated amounts.
Murphy has established both internal and external controls for estimating proved reserves that follow the guidelines set forth by the SEC for oil and gas reporting. Crude oil, natural gas and NGLs reserve estimates are developed or reviewed by Qualified Reserves Estimators (QREs). QREs are technical professionals embedded within the asset teams. QRE qualification generally requires a minimum of five years of practical experience in petroleum engineering or petroleum production geology, with at least three years of such experience being in the estimation and evaluation of reserves, and either a bachelors or advanced degree in petroleum engineering, geology or other discipline of engineering or physical science from a college or university of recognized stature, or the equivalent thereof from an appropriate government authority or professional organization. Larger business units of the Company also employ Regional Reserves Coordinators who coordinate and provide oversight of the reserve submissions to senior management and the Corporate Reserves group. Murphy provides annual training to all Company reserves estimators to ensure SEC requirements associated with reserves estimation and Form 10-K reporting are fulfilled.
Proved reserves are consolidated and reported through the Corporate Reserves group. Murphy’s General Manager Corporate Reserves (Reserves General Manager) leads the Corporate Reserves group that also includes Corporate Reserve engineers and support staff, all of which are independent of the Company’s oil and natural gas operational management and technical personnel. The Reserves General Manager joined Murphy in 2020 and has more than 32 years of industry experience. He has a Bachelor of Science in Mechanical Engineering and is also a licensed Professional Engineer in the State of Texas. The Reserves General Manager reports to the Executive Vice President and Chief Financial Officer and makes annual presentations to the Board about the Company’s reserves. The Reserves Manager and the Corporate Reserve engineers review and discuss reserves estimates directly with the Company’s technical staff in order to make every effort to comply with the rules and regulations of the SEC.
The Reserves General Manager coordinates and oversees the third-party audits which are performed annually. In 2024, third party audits were conducted for proved reserves covering 71.6% of total proved reserves. All audits conducted during this period were within the established +/- 10.0% tolerance.
Ryder Scott Company (“Ryder Scott”) performed audits for certain reserve estimates of Murphy’s U.S. fields as of December 31, 2024. The Ryder Scott summary report is filed as an exhibit to this Annual Report on Form 10-K. The team lead for Ryder Scott has over 22 years of industry experience, joining Ryder Scott over 19 years ago. He is a registered Professional Engineer in the State of Texas.
McDaniel & Associates (“McDaniel”) performed audits for certain reserve estimates of our Canadian fields as of December 31, 2024. The McDaniel summary report is filed as an exhibit to this Annual Report on Form 10-K. The two technical advisors for McDaniel both have over 18 years of experience in the estimation and evaluation of reserves with McDaniel. Both are registered Professional Engineers with the Association of Professional Engineers and Geoscientists of Alberta.
Netherland, Sewell & Associates, Inc. (“NSAI”) performed audits for certain reserve estimates of our Gulf of America fields as of December 31, 2024. The NSAI summary report is filed as an exhibit to this Annual Report on Form 10-K. The team lead for NSAI has over 20 years of industry experience, joining NSAI over 15 years ago.
To ensure accuracy and security of reported reserves, the proved reserves estimates are coordinated in industry-standard software with access controls for approved users. In addition, Murphy complies with internal controls concerning the various business processes related to reserves.

PART I
Item 1. Business - Continued
More information regarding Murphy’s estimated quantities of proved reserves of crude oil, natural gas and NGLs for the last three years are presented by geographic area on pages 108 through 115 of this Form 10-K report. Murphy currently has no oil and natural gas reserves from non-traditional sources. Murphy has not filed and is not required to file any estimates of its total proved oil or natural gas reserves on a recurring basis with any federal or foreign governmental regulatory authority or agency other than the SEC. Annually, Murphy reports gross reserves of properties operated in the U.S. to the U.S. Department of Energy; such reserves are derived from the same data from which estimated proved reserves of such properties are determined.
Crude oil and NGLs production and sales, and natural gas sales by geographic area with weighted average sales prices for each of the three years ended December 31, 2024 are shown on page 34 of this Form 10-K report.
Production expenses for the last three years in U.S. dollars per equivalent barrel are discussed beginning on page 37 of this Form 10-K report.
Supplemental disclosures relating to oil and natural gas producing activities are reported on pages 106 through 121 of this Form 10-K report.

Acreage and Well Count
At December 31, 2024, Murphy held leases, concessions, contracts or permits on developed and undeveloped acreage as shown by geographic area in the following table. “Gross” acres are those in which all or part of the working interest is owned by Murphy. “Net” acres are the portions of the gross acres attributable to Murphy’s interest.

		Developed		Undeveloped		Total
Area (Thousands of acres)		Gross	Net	Gross	Net	Gross	Net
United States	Onshore	111	97	22	21	133	118
	Offshore	56	25	524	269	580	294
Total United States		167	122	546	290	713	412

Canada	Onshore	132	108	173	136	305	244
	Offshore	105	12	28	1	133	13
Total Canada		237	120	201	137	438	257

Brunei		2	—	—	—	2	—
Brazil		—	—	2,453	1,110	2,453	1,110
Côte d’Ivoire		—	—	1,489	1,332	1,489	1,332
Vietnam		—	—	7,324	4,571	7,324	4,571
Totals		406	242	12,013	7,440	12,419	7,682
Certain acreage held by the Company will expire in the next three years.
Scheduled expirations in 2025 includes 1,090 thousand net acres in Côte d’Ivoire, 304 thousand net acres in Vietnam, 75 thousand net acres in Brazil, 5 thousand net acres in U.S. Offshore and 1 thousand net acres in Canada Onshore.
Acreage currently scheduled to expire in 2026 includes 4,267 thousand net acres in Vietnam, 241 thousand net acres in Côte d’Ivoire, 25 thousand net acres in U.S. Offshore, 6 thousand net acres in Canada Offshore and 1 thousand net acres in Canada Onshore.
Scheduled expirations in 2027 includes 75 thousand net acres in Brazil and 7 thousand net acres in U.S. Offshore.

PART I
Item 1. Business - Continued
As used in the three tables that follow, “gross” wells are the total wells in which all or part of the working interest is owned by Murphy, and “net” wells are the total of the Company’s fractional working interests in gross wells expressed as the equivalent number of wholly-owned wells. An “exploratory” well is drilled to find and produce crude oil or natural gas in an unproved area and includes delineation wells which target a new reservoir in a field known to be productive or to extend a known reservoir beyond the proved area. A “development” well is drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
The following table shows the number of oil and natural gas wells producing or capable of producing at December 31, 2024:

		Oil Wells		Natural Gas Wells
		Gross	Net	Gross	Net
United States	Onshore	1,221	971	30	5
	Offshore	81	37	13	5
Total United States		1,302	1,008	43	10
Canada	Onshore	19	13	356	340
	Offshore	50	5	—	—
Total Canada		69	18	356	340
Totals		1,371	1,026	399	350
Murphy’s net wells drilled and completed in the last three years are shown in the following table:

	United States		Canada		Other		Totals
	Productive	Dry	Productive	Dry	Productive	Dry	Productive	Dry
2024
Exploration	0.3	0.8	—	—	—	—	0.3	0.8
Development	23.9	—	15.3	—	—	—	39.2	—
2023
Exploration	—	1.3	—	—	—	—	—	1.3
Development	34.1	—	15.1	—	—	—	49.2	—
2022
Exploration	—	—	—	—	—	0.6	—	0.6
Development	29.1	—	22.1	—	—	—	51.2	—
Murphy’s drilling wells in progress at December 31, 2024 are shown in the following table. The year-end well count includes wells awaiting various completion operations.

		Exploration		Development		Total
		Gross	Net	Gross	Net	Gross	Net
United States	Onshore	—	—	22.0	11.2	22.0	11.2
	Offshore	—	—	1.0	0.3	1.0	0.3
Canada	Onshore	—	—	5.0	5.0	5.0	5.0
	Offshore	—	—	—	—	—	—
Other		—	—	1.0	0.4	1.0	0.4
Totals		—	—	29.0	16.9	29.0	16.9

PART I
Item 1. Business - Continued
Sustainability
Environment and Climate Change
We understand that our industry, and the use of our products, create emissions – which raise climate change concerns. At the same time, access to affordable and reliable energy is essential to improving the world’s quality of life and the functioning of the global economy. We believe that as the energy economy transitions, oil and natural gas will continue to play a vital role in the long-term energy mix.
We are committed to reducing our Scope 1 and 2 GHG emissions and are focused on understanding and mitigating our climate change risks. To guide our climate change strategy, Murphy has adopted a climate change position, and we are setting meaningful emissions reduction goals for our operated assets. The Company has established a Scope 1 and 2 GHG emissions intensity reduction target of 15% to 20% by 2030 from our 2019 level, excluding our discontinued and divested Malaysia operations. In addition, we have endorsed the goal of eliminating routine flaring by 2030, under the current World Bank definition of routine flaring.
Murphy recognizes that emissions are only one element of our total environmental footprint. Protecting natural resources is also an important factor in our overall sustainability efforts. See our 2024 Sustainability Report, located on the Company’s website, for details, which is not incorporated by reference hereto.
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
U.S. Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). CERCLA and similar state statutes impose joint and several liabilities, without regard to fault or legality of the conduct, on current and past owners or operators of a site where a release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Although CERCLA generally exempts “petroleum” from regulation, in the course of our operations, we may and could generate wastes that may fall within CERCLA’s definition of hazardous substances and may have disposed of these wastes at disposal sites owned and operated by others.
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
U.S. Bureau of Ocean Energy Management (BOEM) and the U.S. Bureau of Safety and Environmental Enforcement (BSEE) requirements. BOEM and BSEE have regulations applicable to lessees in federal waters that impose various safety, permitting and certification requirements applicable to exploration, development and production activities in the Gulf of America and also require lessees to have substantial U.S. assets and net worth or post bonds or other acceptable financial assurance that the regulatory obligations will be met. These include, in the Gulf of America, well design, well control, casing, cementing, real-time monitoring and subsea containment, among other items. Under applicable requirements, BOEM evaluates the financial strength and reliability of lessees and operators active on the U.S. Outer Continental Shelf, including the Gulf of America. If the BOEM determines that a company does not have the financial ability to meet its decommissioning and other obligations, that company will be required to post additional financial security as assurance.
Air emissions and climate change. The U.S. Clean Air Act and comparable state laws and regulations govern emissions of various air pollutants through the issuance of permits and other authorization requirements. Since 2009, the U.S. Environmental Protection Agency (EPA) has been monitoring and regulating GHG emissions,

PART I
Item 1. Business - Continued
including carbon dioxide and methane, from certain sources in the oil and natural gas sector due to their association with climate change. In addition, international climate efforts have resulted in commitments from many countries to reduce GHG emissions and have called for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs.
Murphy is currently required to report GHG emissions from its U.S. operations in the Gulf of America and onshore in South Texas and from its Canadian onshore business in British Columbia and Alberta. In Canada, Murphy is subject to GHG regulations and resultant carbon pricing programs specific to the jurisdiction of operation. Any limitations or further regulation of GHG, such as a cap and trade system, technology mandate, emissions tax, or expanded reporting requirements, could cause the Company to restrict operations, curtail demand for hydrocarbons generally, and/or cause costs to increase. Examples of cost increases include costs to operate and maintain facilities, install pollution emission controls and administer and manage emissions trading programs.
On March 8, 2024, the EPA published its final rules imposing new and stricter requirements for methane monitoring, reporting, and emissions control at certain oil and natural gas facilities. Further, the EPA amended its GHG Reporting Rule on May 14, 2024 to modify certain calculation methodologies, changes to the general reporting structure, and EPA’s treatment of advanced measurement technologies. Ultimately, both new rules will impact how much reporters owe under the new methane waste emissions charge (WEC) established under the Inflation Reduction Act (IRA) in 2022 and finalized in November 2024.
In January 2025, however, President Trump signed a series of executive orders that call upon the EPA to submit a report on the continuing applicability of its endangerment finding for GHGs under the Clean Air Act, direct federal executive departments and agencies to initiate a regulatory freeze for certain rules that have not taken effect, pending review by the newly appointed agency head, direct federal agencies to identify and exercise emergency authorities to facilitate conventional energy production, transportation, and refining, and mandate a review of existing regulations that may burden domestic energy development. The methane WEC’s relationship to the IRA also means that the methane WEC’s implementation may be subject to further acts of the U.S. Congress. Thus, the future of the new methane and waste emission charge rules, as well as the regulation of GHGs by the U.S. federal government, may be subject to change in the near-term.
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
Health and Safety
Murphy’s commitment to safety is strong, and so are our actions to protect our workforce and communities. Our employees are our most valuable asset. Murphy strives to achieve incident-free operations through continuous improvement processes managed by the Company’s Health, Safety, Environment (HSE) Management System, which engages all personnel, contractors and partners associated with Murphy operations and facilities and provides a consistent method for integrating HSE concepts into our procedures and programs. We work hard to build a culture of safety across our organization, with regular training, exercise drills and key targeted safety initiatives.
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

PART I
Item 1. Business - Continued
Environmental, Social and Governance (ESG) Disclosure
Our annual sustainability report is informed by internationally recognized ESG reporting frameworks and standards, including Sustainability Accounting Standards Board, Task Force on Climate-related Financial Disclosures (TCFD), Global Reporting Initiative, Ipieca and American Petroleum Institute.
As this is an area of continual improvement across our industry, we strive to update our disclosures in line with operating developments and with emerging best practice ESG reporting standards. In 2024, we published our sixth annual sustainability report, located on the Company’s website, which is not incorporated by reference hereto.

Human Capital Management
At Murphy, we believe in providing energy that empowers people, and that is what our 750 employees do every day. As of December 31, 2024, we had 482 office-based employees and 268 field employees, all of whom are guided by our mission, vision, values and behaviors. Together with the Executive Leadership Team, the Vice President, Human Resources and Administration, who reports directly to our President and Chief Executive Officer (CEO), is responsible for developing and executing our human capital management strategy. This includes the attraction, recruitment, development and engagement of talent to deliver on our strategy, the design of employee compensation, health and welfare benefits, and talent programs. We focus on the following factors in order to implement and develop our human capital strategy:
•Employee Compensation Programs
•Employee Performance and Feedback
•Talent Development and Training
•Health and Welfare Benefits
•Employee Engagement
The Board receives related updates from the Vice President, Human Resources and Administration on a regular basis including the review of compensation, benefits, succession and talent development.
Employee Compensation Programs
Our purpose, to provide energy that empowers people, includes tying a portion of our employees’ pay to performance in a variety of ways, including incentive compensation and performance-based bonus programs, while maintaining the best interest of stockholders. We benchmark for market practices and regularly review our compensation and hiring acceptance rates against the market to ensure competitiveness to attract and retain the best talent. We believe our current practices align our employees’ compensation with the interests of our stockholders and support our focus on cash flow generation, capital return and environmental stewardship. To enhance employee understanding of their total remuneration package extended by Murphy, we introduced Total Reward Statements for employees in the U.S., Canada and Vietnam. For further details on the Company’s compensation framework, please see the Compensation Discussion and Analysis section of the forthcoming Proxy Statement relating to the Annual Meeting of Stockholders on May 14, 2025.
Employee Performance and Feedback
We are committed to efforts to enhance our employees’ professional growth and development through feedback that utilizes our internal performance management system (Murphy Performance Management - MPM). The purpose of the MPM process is to show our commitment to the development of all employees and to better align rewards with Company and individual performance. The goals of the MPM process are the following:
•Drive behavior to align with the Company’s mission, vision, values and behaviors;
•Develop employee capabilities through effective feedback and coaching; and
•Maintain a process that is consistent throughout the organization to measure employee performance that is tied to the Company’s and stockholders’ interests.

PART I
Item 1. Business - Continued
All employees’ performance is evaluated at least annually through self-assessments that are reviewed in discussions with supervisors. Employees’ performance is evaluated on various key performance indicators set annually, including behaviors that support our mission, vision, values and contributions toward executing our Company’s goals and business strategy.
Talent Development and Training
Employees are able to participate in continuous training and development, with the goal of equipping them for success and providing increased opportunities for growth. Through our digital platform, My Murphy Learning, employees have access to LinkedIn Learning with more than 10,600 courses, Continuing Education Unit credit and certification opportunities, and access to expert instructors. We also administer mandatory compliance training for our employees through My Murphy Learning with 100% utilization. Finally, we provide a tuition reimbursement program for those who choose to acquire additional knowledge to increase their effectiveness in their present position or to prepare for career advancement.
To enhance employees’ commitment to and understanding of the Company’s Scorecard, we introduced a training course entitled, Understanding Your Annual Incentive Plan, which covers all metrics in our scorecard. This training opportunity, in particular, enhanced the business acumen of our employee base, as well as brought renewed focus to how we measure success.
We strive to empower our leadership with programs that offer career advancement for experienced and emerging leaders. In 2024, over 50 managers participated in a leadership program, from a top-rated institution, addressing focus areas such as strategic agility, decision making, building high-performing teams and enhancing trust. Furthermore, we implemented a refreshed and expanded Technical Career Map to enhance the development of 125 engineering and geoscience employees.
We encourage employee engagement and solicit feedback through internal surveys, focus groups and our employee-led Ambassador program to gain insights into workplace experiences. Employees are provided opportunities to raise suggestions and collaborate with leadership to improve programs and increase their alignment with Murphy’s mission, vision, values and behaviors.
To monitor the effectiveness of our human capital investment and development programs, we track voluntary turnover. This data is shared on a regular basis with our Executive Leadership Team, who use it, in addition to other pertinent data, to develop our human capital strategy. In 2024, our voluntary employee turnover rate, including retirements, was 7%.
Health and Welfare Benefits
We believe that doing our part to aid in maintaining the health and welfare of our employees is a critical element of Murphy’s success. As such, we provide our employees and their families with a comprehensive set of subsidized benefits that are competitive and aligned with Murphy’s mission, vision, values and behaviors. We also believe that the well-being of our employees is enhanced when they can give back to their local communities or charities through programs like the Company Matching Gift Program, the “Impact – Murphy Makes a Difference” Program, or on their own with a Company match for donations.
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
Employee Engagement
At Murphy, we strive for excellence in our people and our work. We believe that having employees who reflect a broad range of backgrounds, experiences and perspectives contributes to a more productive, engaged workforce and a more enriching environment for everyone. This belief underlies Murphy’s commitment to fostering an inclusive workplace where the most talented want to work and where our employees understand our culture of belonging. In furtherance of that commitment, Murphy, through its policies and its actions, requires strict compliance with all anti-harassment and anti-discrimination laws and does not tolerate harassment or discrimination of any kind based on any protected characteristic.

PART I
Item 1. Business - Continued
The Board receives updates on employee composition and recruiting, hiring, promotion, and retention of employees from the Vice President, Human Resources and Administration on a regular cadence. As of December 31, 2024, our U.S. and international workforce was comprised of approximately 24% females, and our U.S. workforce was comprised of approximately 33% of minority groups (as defined by the U.S. Equal Employment Opportunity Commission).
We also support interest-based groups such as sports, hobbies, and charity volunteering in our communities. In 2024, we increased the number of employee-led, self-directed Employee Resource Groups with the introduction of ASPIRE (Asian and Pacific Islander Women) and VIPER (Veteran Integration and Purpose). Participation is voluntary, with membership and programming open to all Murphy employees.

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
Price Risk Factors
Volatility in the global prices of crude oil, natural gas and NGLs can significantly affect the Company’s operating results, cash flows and financial condition.
Among the most significant variable factors impacting the Company’s results of operations are the sales prices for crude oil and natural gas that it produces. Many of the factors influencing prices of crude oil and natural gas are beyond our control. These factors include:
•worldwide and domestic supplies of, and demand for, crude oil, natural gas and NGLs;
•the ability of the members of the Organization of the Petroleum Exporting Countries (OPEC) and certain non-OPEC members, for example, Russia, to agree to maintain or adjust production levels;
•the production levels of non-OPEC countries, including, amongst others, production levels in the shale plays in the U.S.;
•political instability or armed conflict in oil and natural gas producing regions, such as the Russia-Ukraine conflict and Israeli-Palestinian conflict;
•the level of drilling, completion and production activities by other exploration and production companies, and variability therein, in response to market conditions;
•changes in weather patterns and climate, including those that may result from climate change;

PART I
Item 1A. Risk Factors - Continued
•natural disasters such as hurricanes and tornadoes, including those that may result from climate change;
•the price, availability and the demand for and of alternative and competing forms of energy, such as nuclear, hydroelectric, wind or solar;
•the effect of conservation efforts and focus on climate-change;
•technological advances affecting energy consumption and energy supply;
•increased activism against, or change in public sentiment for, oil and natural gas exploration, development, and production activities and considerations including climate change and the transition to a lower carbon economy;
•the occurrence or threat of epidemics or pandemics, such as the outbreak of COVID-19, or any government response to such occurrence or threat which may lower the demand for hydrocarbon fuels;
•domestic and foreign governmental regulations, taxes and other actions, including tariffs, economic sanctions and further legislation requiring, subsidizing or providing tax benefits for the use or generation of alternative energy sources and fuels; and
•general economic conditions worldwide, including inflationary conditions and related governmental policies and interventions.
West Texas Intermediate (WTI) crude oil prices averaged $75.72 per BBL in 2024, compared to $77.62 in 2023 and $94.23 in 2022. Certain U.S. and Canadian crude oils are priced from oil indices other than WTI, and these indices are influenced by different supply and demand forces than those that affect WTI prices. The most common crude oil indices used to price the Company’s crude include Mars, WTI Houston (MEH), Heavy Louisiana Sweet (HLS) and Brent.
The average New York Mercantile Exchange (NYMEX) natural gas sales price was $2.24 per million British Thermal Units (MMBTU) in 2024, compared to $2.53 in 2023 and $6.38 in 2022. The Company also has exposure to the Canadian benchmark natural gas price, Alberta Energy Company (AECO), which averaged C$1.46 per MCF in 2024, compared to C$2.64 in 2023 and C$5.31 in 2022. The Company has entered into certain forward fixed price contracts as detailed in the “Outlook” section beginning on page 51 and spot contracts providing exposure to other market prices at specific sales points such as Malin (Oregon, U.S.) and Dawn (Ontario, Canada).
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
The Company drills exploratory wells which subject its exploration and production operating results to exposure to dry hole expense, which has in the past, and may in the future, adversely affect our results of operations. The Company plans to continue assessing exploration activities as part of its overall strategy. In 2024, the Company participated in four exploration wells. The Hai Su Vang-1X (Golden Sea Lion), Block 15/2-17 exploration well, located in offshore Vietnam, and the non-operated Ocotillo #1 (Mississippi Canyon 40) exploration well, located in the Gulf of America, resulted in commercial discoveries while the Sebastian #1 (Mississippi Canyon 387) and non-operated Orange #1 (Mississippi Canyon 216) wells, located in the Gulf of America, did not encounter commercial hydrocarbons. Additionally, the Company expensed previously suspended costs associated with the Hoffe Park #1 (Mississippi Canyon 166) well which was determined to be non-commercial. The Company has budgeted $145 million for its 2025 exploration program, which includes drilling two wells in Vietnam, two wells in the Gulf of America, and one well in Côte d’Ivoire.
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
Proved reserves of crude oil, natural gas and NGLs included in this report on pages 106 through 115 have been prepared according to the SEC guidelines by qualified company personnel or qualified independent engineers based on an unweighted average of crude oil, natural gas and NGL prices in effect at the beginning of each month of the respective year as well as other conditions and information available at the time the estimates were prepared. Estimation of reserves is a subjective process that involves professional judgment by engineers about volumes to be recovered in future periods from underground oil and natural gas reservoirs. Estimates of economically

PART I
Item 1A. Risk Factors - Continued
recoverable crude oil, natural gas and NGL reserves and future net cash flows depend upon a number of variable factors and assumptions, and consequently, different engineers could arrive at different estimates of reserves and future net cash flows based on the same available data and using industry accepted engineering practices and scientific methods. In 2024, 71.6% of the proved reserves were audited by third-party auditors.
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
The Company’s proved undeveloped reserves represent significant portions of total proved reserves. As of December 31, 2024, and including noncontrolling interests, approximately 33% of the Company’s crude oil proved reserves, 38% of NGL proved reserves and 45% of natural gas proved reserves are undeveloped. The ability of the Company to reclassify these undeveloped proved reserves to the proved developed classification is generally dependent on the successful completion of one or more operations, which might include further development drilling, construction of facilities or pipelines and well workovers.
The discounted future net revenues from our proved reserves as reported on pages 119 and 120 should not be considered as the market value of the reserves attributable to our properties. As required by U.S. generally accepted accounting principles (GAAP), the estimated discounted future net revenues from our proved reserves are based on an unweighted average of the oil and natural gas prices in effect at the beginning of each month during the year. Actual future prices and costs may be materially higher or lower than those used in the reserves computations.
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
Certain of the Company’s major oil and natural gas producing properties are operated by others. Therefore, Murphy does not fully control all activities at certain of its revenue generating properties. During 2024, approximately 21% of the Company’s total production was at fields operated by others, while at December 31, 2024, approximately 14% of the Company’s total proved reserves were at fields operated by others.
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

PART I
Item 1A. Risk Factors - Continued
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
The Company operates in a variety of locales, including urban, remote, and sometimes inhospitable, areas around the world. The occurrence of an event, including but not limited to acts of nature such as hurricanes, floods, earthquakes (and other forms of severe weather), mechanical equipment failures, industrial accidents, fires, explosions, acts of war, civil unrest, piracy and acts of terrorism could result in the loss of hydrocarbons and associated revenues, environmental pollution or contamination, personal injury (including death), and property damages for which the Company could be deemed to be liable and which could subject the Company to substantial fines and/or claims for punitive damages. This risk extends to actions and operational hazards of other operators in the industry, which may also impact the Company.
The location of many of Murphy’s key assets causes the Company to be vulnerable to severe weather, including hurricanes, tropical storms and extreme temperatures. Many of the Company’s offshore fields are in the Gulf of America, where hurricanes and tropical storms can lead to shutdowns and damages. The U.S. hurricane season runs from June through November. Moreover, scientists have predicted that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that increase significant weather events, such as increased frequency and severity of storms, droughts, floods and other climatic events. If such effects were to occur, our operations could be adversely affected. Although the Company maintains insurance for such risks, due to policy deductibles and possible coverage limits, weather-related risks to our operations are not fully insured. In addition, the physical effects of climate change may generally result in reduced availability of relevant insurance coverage on the market. For additional details on insurance, see “Risk Factors - General Risk Factors – Murphy’s insurance may not be adequate to offset costs associated with certain events, and there can be no assurance that insurance coverage will continue to be available in the future on terms that justify its purchase.”
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

PART I
Item 1A. Risk Factors - Continued
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
The Company’s operations are subject to various international, foreign, national, state, provincial and local environmental, health and safety laws, regulations, governmental actions and permit requirements, including related to the generation, storage, handling, use, disposal and remediation of petroleum products, wastewater and hazardous materials; the emission and discharge of such materials to the environment, including methane and other GHG emissions; wildlife, habitat and water protection; water access, use and disposal; the placement, operation and decommissioning of production equipment; the health and safety of our employees, contractors and communities where our operations are located, including indigenous communities; and the causes and impacts of climate change. The laws, regulations, governmental actions and permit requirements are subject to frequent change and have tended to become stricter over time and at times may be motivated by political considerations. They can impose permitting and financial assurance obligations, as well as operational controls and/or siting constraints on our business, and can result in additional capital and operating expenditures. For example, in March 2024, the U.S. EPA published its final rule regulating methane and volatile organic compounds emissions in the oil and gas industry which, among other things, requires periodic inspections to detect leaks (and subsequent repairs), places stringent restrictions on venting and flaring of methane, and establishes a program whereby third parties can monitor and report large methane emissions to the U.S. EPA. In November 2024, the U.S. EPA published its final rule implementing a charge on large emitters of waste methane from the oil and gas sector. The charge, referred to as the WEC, is a component of the Biden Administration’s Methane Emissions Reduction Program to limit methane emissions from the oil and gas industry under the IRA of 2022. In addition, it is possible in the future that certain regulatory bodies such as the Railroad Commission of Texas may enact regulation that bans or reduces flaring for U.S. Onshore operations, and certain regulatory bodies in Canada may decide to revoke permits or pause the issuance of permits as a result of non-compliance with, or litigation related to, environmental, health and safety laws and regulations. Compliance with such regulations could result in capital investment or operating costs which would reduce the Company’s net cash flows and profitability.
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
In addition, the BOEM and the BSEE have regulations applicable to lessees in federal waters that impose various safety, permitting and certification requirements applicable to exploration, development and production activities in the Gulf of America, and also require lessees to have substantial U.S. assets and net worth or post bonds or other acceptable financial assurance that the regulatory obligations will be met. These include, in the Gulf of America, well design, well control, casing, cementing, real-time monitoring, and subsea containment, among other items. Under applicable requirements, BOEM evaluates the financial strength and reliability of

PART I
Item 1A. Risk Factors - Continued
lessees and operators active on the U.S. Outer Continental Shelf. If the BOEM determines that a company does not have the financial ability to meet its decommissioning and other obligations, that company will be required to post additional financial security as assurance.
In addition, various executive orders by the Biden Administration and the Department of Interior over the course of 2021 regarding a temporary suspension of normal-course issuance of permits for fossil fuel development on federal lands and a pause on new oil and natural gas leases on public lands and offshore waters, and the Secretary of the Interior’s overhaul of permitting and leasing regulations and rates, finalized in April 2024, could adversely impact Murphy’s operations. These developments demonstrate the uncertainty regarding the regulation of oil and natural gas related to shifts in political power in the U.S. For further details, see “Risk Factors – General Risk Factors – Murphy’s operations and earnings have been and will continue to be affected by domestic and worldwide political developments.”
We face various risks associated with increased activism against, or change in public sentiment for, oil and natural gas exploration, development, and production activities and sustainability considerations, including climate change and the transition to a lower carbon economy.
Opposition toward oil and natural gas drilling, development, and production activity has been growing globally. Companies in the oil and natural gas industry are often the target of activist efforts from both individuals and nongovernmental organizations and other stakeholders regarding safety, human rights, climate change, environmental matters, sustainability, and business practices. Anti‑development activists are working to, among other things, delay or cancel certain operations such as offshore drilling and development or onshore hydraulic fracking.
Activism may continue to increase regardless of the U.S. Administration’s environmental and climate change executive orders described earlier in this Form 10-K report. Our need to incur costs associated with responding to these initiatives or complying with any new legal requirements resulting from these activities that are substantial and not adequately provided for could have a material adverse effect on our business, financial condition and results of operations. In addition, a change in public sentiment regarding the oil and natural gas industry could result in a reduction in the demand for our products or otherwise affect our results of operations or financial condition.
We may face increased scrutiny from investors and other stakeholders related to our sustainability activities, including the goals, targets and objectives we announce, our methodologies and timelines for pursuing them and related disclosures. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets and objectives, to comply with ethical, environmental or other standards, regulations or expectations or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.
While the Company has been named a co-defendant with other oil and natural gas companies in lawsuits related to climate change, these lawsuits have not resulted in, and are not currently expected to result in, material liability for the Company. Depending on the evolution of laws, regulations and litigation outcomes relating to climate change, there can be no guarantee that climate change litigation will not in the future materially adversely affect our results of operations, cash flows and financial condition. For further details on risks related to legal proceedings more generally, see “Risk Factors - General Risk Factors - Lawsuits against Murphy and its subsidiaries could adversely affect its operating results.”
Financial Risk Factors
Capital financing may not always be available to fund Murphy’s activities; and interest rates could impact cash flows.
Murphy usually must spend and risk a significant amount of capital to find and develop reserves before revenue is generated from production. Although most capital needs are funded from operating cash flow, the timing of cash flows from operations and capital funding requirements may not always coincide, and the levels of cash flow generated by operations may not fully cover capital funding requirements, especially in periods of low commodity prices. Therefore, the Company maintains financing arrangements with lending institutions to meet

PART I
Item 1A. Risk Factors - Continued
certain funding needs. The Company periodically renews these financing arrangements based on foreseeable financing needs or as they expire. During the fourth quarter of 2024, the Company entered into a credit agreement governing a $1.35 billion revolving credit facility (RCF). The RCF is a senior unsecured guaranteed facility and will expire in October 2029. As of December 31, 2024, the Company had no outstanding borrowings under the RCF. See Note F for further details on the RCF.
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
Further, changes in investors’ sentiment or view of risk of the exploration and production industry, including as a result of concerns over climate change, could adversely impact the availability of future financing. Specifically, certain financial institutions (including certain investment advisors and sovereign wealth, pension and endowment funds), in response to concerns related to climate change and the requests and other influence of environmental groups and similar stakeholders, have elected to shift some or all of their investments away from fossil fuel-related sectors, and additional financial institutions and other investors may elect to do likewise in the future. As a result, fewer financial institutions and other investors may be willing to invest in, and provide capital to, companies in the oil and natural gas sector, which, in turn, could adversely impact our cost of capital.
Since 2022, the Company undertook several actions to reduce overall debt. Murphy plans to continue with the Company’s deleveraging initiatives, but there can be no assurance that these efforts will be successful and, if not, the Company’s financial conditions and prospects could be adversely affected. See Note F for information regarding the Company’s outstanding debt as of December 31, 2024.
We may be unable to meet our capital allocation framework of returning a percentage of adjusted free cash flow to shareholders through share repurchases and potential dividend increases, which could decrease expected returns on an investment in our common stock.
Our capital allocation framework includes returning a percentage of adjusted free cash flow to shareholders through share repurchases and potential dividend increases. We may, from time to time, redeem, repurchase, retire or otherwise acquire our outstanding debt through privately negotiated transactions, open market purchases, redemptions, tender offers or otherwise, but we are under no obligation to do so. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.
In connection with our capital allocation framework, the Board authorized a share repurchase program, as described in this Form 10-K report. Share repurchases and dividends are authorized and determined by the Board at its sole discretion and depend upon a number of factors, including available liquidity, market conditions, applicable legal requirements and other factors. We can provide no assurance that we will make share repurchases or pay dividends in accordance with our capital allocation framework, or at all. Any elimination of, or downward revision in, our share repurchase program, dividend payment plans, or capital allocation framework could have an adverse effect on the market price of our common stock.
Meeting our capital allocation framework strategy requires us to generate consistent adjusted free cash flow and have available capital in the years ahead in an amount sufficient to enable us to maintain a conservative capital structure and liquidity position and invest in organic and inorganic growth, as well as to return a significant portion of the cash generated to shareholders through share repurchases and potential dividend increases. The amount of adjusted free cash flow returned in any quarter during the year may vary and may be more or less than our capital allocation framework. We may not meet this goal if we use our available cash to satisfy other priorities, if we have insufficient funds available to repurchase shares or pay dividends, or if the Board determines to change or discontinue share repurchases or dividend payments.

PART I
Item 1A. Risk Factors - Continued
Murphy’s operations could be adversely affected by changes in foreign exchange rates.
The Company’s worldwide operational scope exposes it to risks associated with foreign currencies. Most of the Company’s business is transacted in U.S. dollars, and therefore the Company and most of its subsidiaries are U.S. dollar functional entities for accounting purposes. However, the Canadian dollar is the functional currency for all Canadian operations. This exposure to currencies other than the U.S. dollar functional currency can lead to impacts on consolidated financial results from foreign currency translation. On occasions, the Canadian business may hold assets or incur liabilities denominated in a currency which is not Canadian dollars which could lead to exposure to foreign exchange rate fluctuations. The Company operates in various regions around the world which inherently introduces exposure to changes in foreign exchange rates when transacting in local currencies. See also Note K for additional information on derivative contracts.
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
The Company often experiences pressure on its operating and capital expenditures in periods of strong crude oil and natural gas prices because an increase in exploration and production activities due to high oil and natural gas sales prices generally leads to higher demand for, and consequently higher costs for, goods and services in the oil and natural gas industry. In addition, periods of inflationary pressure in the wider economy, as seen during 2022, can also lead to a similar increase in the cost of goods and services for the Company. Murphy has a dedicated department focused on managing supply chain and input costs. Murphy also has certain transportation, processing and production handling services costs fixed through long-term contracts and commitments and therefore is partly protected from the increasing price of services. However, from time to time, Murphy will seek to enter new commitments, exercise options to extend contracts and retender contracts for rigs and other industry services which could expose Murphy to the impact of higher prices.
The Company is exposed to credit risks associated with (i) sales of certain of its products to customers, (ii) joint venture partners and (iii) other counterparties.
Murphy is exposed to credit risk in three principal areas:
•Accounts receivable credit risk from selling its produced commodity to customers;
•Joint venture partners related to certain oil and natural gas properties operated by the Company that may not be able to meet their financial obligation to pay for their share of capital and operating costs as they become due; and
•Counterparty credit risk related to forward price commodity hedge contracts to protect the Company’s cash flows against lower oil and natural gas prices.
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
The future impact of any health epidemic, pandemic (such as COVID-19) or similar outbreak cannot be predicted, and any resurgence of disease may cause additional volatility in commodity prices. See “Risk Factors - Price Risk Factors – Volatility in the global prices of crude oil, natural gas and NGLs can significantly affect the Company’s operating results.”

PART I
Item 1A. Risk Factors - Continued
If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with an epidemic, pandemic or similar outbreak, our operations will likely be impacted and our ability to produce oil, natural gas and NGLs will likely decrease. We may be unable to perform fully on our commitments, and our costs may increase as a result of such epidemic, pandemic or similar outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.
In addition, an epidemic, pandemic or similar outbreak could also cause disruption in our supply chain; cause delay or limit the ability of vendors and customers to perform, including in making timely payments to us; and cause other unpredictable events.
We cannot predict the impact of an epidemic, pandemic or similar outbreak. The extent to which any such epidemics, pandemics or similar outbreaks may impact our results will depend on future developments, including, among other factors, the duration and spread of the virus and its variants, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, and the impact of government interventions.
Changes in U.S. and international tax rules and regulations, or interpretations thereof, may materially and adversely affect our cash flows, results of operations and financial condition.
We are subject to income- and non-income-based taxes in the U.S. under federal, state and local jurisdictions and in the foreign jurisdictions in which we operate. Tax laws and regulations, or their interpretation, and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our tax liabilities could be affected by numerous factors, such as changes in tax, accounting and other laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structure. In recent years, multiple domestic and international tax proposals have been introduced that, if enacted into law would impose greater tax burdens on certain multinational enterprises. For example, the Organization for Economic Co-operation and Development (OECD) continues to advance proposals or guidance in international taxation, including the establishment of model rules for a new 15% global minimum tax on certain multinational enterprises, also known as Pillar Two. Many countries have implemented or are in the process of implementing these model rules. While we do not currently expect that Pillar Two will have a material impact on our results of operations, we continue to monitor the impact as countries implement legislation and the OECD provides additional guidance. In addition, the IRA, enacted in the U.S. on August 16, 2022, imposes several new taxes that were effective in 2023, including, but not limited to, a 15% corporate book minimum tax for taxpayers with adjusted financial statement income exceeding an average of $1 billion over a three-year testing period and a 1% excise tax on certain stock repurchases made after December 31, 2022. We continue to analyze the potential impact of the IRA on our consolidated financial statements and to monitor guidance issued by the U.S. Department of the Treasury. It is possible that further changes may be enacted to U.S. and international tax rules and regulations, including the U.S. corporate tax system, which could have a material effect on our consolidated cash taxes in the future.
We face continued competition for talent to support our operations.
The success of our operations is dependent upon our ability to hire, develop, and retain qualified and experienced personnel. The oil and natural gas industry has experienced increased merger and acquisition activity, causing Murphy and industry peers to face heightened competition from other industries for highly sought after and transferable skill sets. In addition, changes in public sentiment towards oil and natural gas exploration, development, and production activities, along with considerations such as climate change and the transition to a lower carbon economy, may make it more difficult for us to attract such qualified personnel.
Due to significant shifts in demographics impacting the industry, such as an aging workforce and decreased enrollment in relevant fields, Murphy and industry peers are experiencing challenges in sourcing and developing a pipeline of talent for the foreseeable future, which could place our oil and natural gas exploration, development, and production activities at risk. Furthermore, the cost to attract and retain technical talent has increased in recent years due to competition and may continue to increase if the pool of available talent

PART I
Item 1A. Risk Factors - Continued
continues to shrink due to these demographic shifts. If there is a significant decrease in the availability of qualified talent, our operations, cash flows, and financial condition may be materially and adversely impacted.
Murphy’s sensitive information, operational technology systems and critical data may be exposed to cyber threats.
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
Maintaining the security of our technology and data and preventing breaches is critical to our business operation. We rely on our information systems, and our cybersecurity training and policies, to protect and secure intellectual property, strategic plans, customer information, and personally identifiable information of both our employees and our customers.
A digital infrastructure failure or a successfully executed, undetected cyberattack could significantly disrupt business operations. For example, it might lead to downtime, revenue loss, diversion of management or work force attention, and increased costs for remediation. Additionally, the compromise, theft, or unauthorized release of critical data could damage our reputation, weaken our competitive edge, negatively impact our financial stability and expose us to legal risk in multiple jurisdictions. Due to the nature of cyberattacks, breaches to our systems could go undetected for a prolonged period of time. Nevertheless, even if we successfully defend our own digital infrastructure, we also rely on our customers and suppliers, with whom we may share data and services, to protect their digital infrastructure and services from cybersecurity incidents.
As the sophistication of cyber threats continues to evolve, including through the use of artificial intelligence, we may be required to dedicate additional resources to continue to modify or enhance our security measures, or to investigate and remediate any discovered vulnerabilities to cyberattacks. In addition, laws and regulations governing, or proposed to govern, cybersecurity, data privacy and protection and the unauthorized disclosure of confidential or protected information, including legislation in domestic and international jurisdictions, pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability. Additionally, new regulations or legislation may affect our current uses of protected information and require us to modify how we collect, protect, process or disclose such information.
We are incorporating artificial intelligence technologies into our processes and these technologies may present business, compliance, and reputational risks.
Our business increasingly utilizes artificial intelligence (“AI”), machine learning, and automated decision making to improve our internal processes. Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, reputational harm, liability or other adverse consequences to our business operations, all of which could adversely affect our business, financial condition and results of operations.
The use of AI can lead to unintended consequences, including the unauthorized use or disclosure of confidential and proprietary information, or generating content that appears correct but is factually inaccurate, misleading, or otherwise flawed, which could expose us to risks related to inaccuracies or errors in the output of such technologies. It is not possible to predict all of the risks related to the use of AI, machine learning and automated decision making, and developments in the regulatory frameworks governing the use of such technologies and in related stakeholder expectations may adversely affect our ability to develop and use such technologies or subject us to liability.
Murphy’s operations and earnings have been and will continue to be affected by domestic and worldwide political developments.
From time to time, some governments intervene in the market for crude oil and natural gas produced in their countries through such actions as setting prices, determining rates of production, and controlling who may buy and sell the production.

PART I
Item 1A. Risk Factors - Continued
Murphy is exposed to regulation, legislation and policies enacted by policy makers, regulators or other parties to delay or deny necessary licenses and permits to produce or transport crude oil and natural gas. As an example, the Biden Administration pursued initiatives related to environmental, health and safety standards applicable to the oil and natural gas industry. These included an executive order in January 2021 that directed the Secretary of the Interior to halt indefinitely new oil and natural gas leases on federal lands and offshore waters pending a since-completed review by the Secretary of the Interior of federal oil and natural gas permitting and leasing practices; however, a June 2021 preliminary injunction in the U.S. District Court for the Western District of Louisiana barred the implementation of the pause in new federal oil and natural gas leases. This executive order also set forth other initiatives and goals, including procurement of carbon pollution-free electricity, elimination of fossil fuel subsidies, a carbon pollution-free power sector by 2035 and a net-zero emissions U.S. economy by 2050. Another executive order from January 2021 called for a climate change-focused review of regulations and other executive actions promulgated, issued or adopted during the prior presidential administration. In August 2022, the IRA of 2022 was passed by the U.S. Congress and included provisions which required the Department of Interior to hold previously announced offshore lease sales in the Gulf of America and Alaska within two years. However, on December 14, 2023, the Secretary of the Interior approved the 2024-2029 National Outer Continental Shelf Oil and Gas Leasing Program, which contemplates only three potential oil and natural gas lease sales in the Gulf of America through 2029. These developments demonstrate the uncertainty that can arise from the U.S. Administration’s approach to oil and natural gas leasing and permitting.
In March 2024, the SEC adopted rules requiring disclosure of a wide range of climate change-related information, including, among other things, companies’ climate change risk management; short-, medium-, and long-term climate-related financial risks; and disclosure of Scope 1 and Scope 2 emissions. Similar laws and regulations regarding climate change-related disclosures have been proposed or enacted in other jurisdictions, including California and the European Union. The SEC’s climate disclosure rules have been stayed pending legal challenges, but implementation of the rules as finalized could be costly and time consuming. On February 11, 2025, the SEC notified the U.S. Court of Appeals of a statement issued by the SEC’s Acting Chairman regarding, among other things, the fact that the majority of current SEC Commissioners had previously voted against adopting the rules, and requested that the U.S. Court of Appeals not schedule the case for argument to provide time for the SEC to deliberate and determine the appropriate next steps in the cases.
These actions and any future changes to applicable environmental, health and safety, regulatory and legal requirements promulgated by the U.S. Administration and Congress may restrict our access to additional acreage and new leases in the Gulf of America or lead to limitations or delays on our ability to secure additional permits to drill and develop our acreage and leases or otherwise lead to limitations on the scope of our operations, or may lead to increases to our compliance costs. The potential impacts of these changes on our future financial condition, results of operations or cash flows cannot be predicted.
Prices and availability of crude oil, natural gas and refined products could be influenced by political factors and by various governmental policies to restrict or increase petroleum usage and supply. Other governmental actions that could affect Murphy’s operations and earnings include expropriation, tax law changes, royalty increases, redefinition of international boundaries, preferential and discriminatory awarding of oil and natural gas leases, restrictions on drilling and/or production, tariffs, restraints and controls on imports and exports, safety, and relationships between employers and employees. For example, the Trump Administration has proposed additional tariffs on Canada and Mexico. Such tariffs may put upwards pressure on the prices of goods and services across the jurisdictions in which we operate, which could reduce our ability to offer competitive pricing to potential customers. We cannot predict what changes to trade policy will be made by the Trump Administration, the U.S. Congress or other governments, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. Changes in trade policy have resulted and could again result in reactions from trading partners, including adopting responsive trade policies making it more difficult or costly for us to conduct business across the jurisdictions in which we operate. Such changes in trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments as a result of such changes, could materially and adversely affect our business, financial condition, results of operations and liquidity. Governments could also initiate regulations concerning matters such as currency fluctuations, currency conversion, protection and remediation of the environment, and concerns over the possibility of global warming caused by the production and use of hydrocarbon energy. As of December 31, 2024, 1.7% of the Company’s proved reserves, as defined by the SEC, were located in countries other than the U.S. and Canada.

PART I
Item 1A. Risk Factors - Continued
A number of non-governmental entities routinely attempt to influence industry members and government energy policy in an effort to limit industry activities, such as hydrocarbon production, drilling and hydraulic fracturing with the desire to minimize the emission of GHGs such as carbon dioxide, which may harm air quality, and to restrict hydrocarbon spills, which may harm land and/or groundwater.
Additionally, because of the numerous countries in which the Company operates, certain other risks exist, including the application of the U.S. Foreign Corrupt Practices Act and other similar anti-corruption compliance statutes in the jurisdictions in which we operate.
It is not possible to predict the actions of governments, including the U.S. Administration, and hence the impact on Murphy’s future operations and earnings.
Murphy’s insurance may not be adequate to offset costs associated with certain events, and there can be no assurance that insurance coverage will continue to be available in the future on terms that justify its purchase.
Murphy maintains insurance against certain, but not all, hazards that could arise from its operations. The Company maintains liability insurance sufficient to cover its share of gross insured claim costs up to approximately $500 million per occurrence and in the annual aggregate. Generally, this insurance covers various types of third-party claims related to personal injury, death and property damage, including claims arising from “sudden and accidental” pollution events. The Company also maintains insurance coverage for property damage and well control with a limit of $450 million per occurrence ($850 million for Gulf of America claims), all or part of which could apply to certain sudden and accidental pollution events. These policies have deductibles ranging from $10 million to $25 million. The occurrence of an event that is not insured or not fully insured could have a material adverse effect on the Company’s financial condition and results of operations in the future.
Murphy could face long-term challenges to the fossil fuels business model reducing demand and price for hydrocarbon fuels.
Murphy’s business model may come under more pressure from changing environmental and social trends and the related global demands for non-fossil fuel energy sources. This demand in alternative forms of energy may cause the price of our products to become more volatile and decline. Further, a reduction in demand for fossil fuels could adversely impact the availability of future financing. As part of Murphy’s strategy review process, the Company reviews hydrocarbon demand forecasts and assesses the impact on its business model, plans and future estimates of reserves. In addition, the Company evaluates other lower-carbon technologies that could complement our existing assets, strategy and competencies as part of its long-term capital allocation strategy. The Company also has significant natural gas reserves which emit lower carbon compared to crude oil and NGLs.
The issue of climate change has caused considerable attention to be directed towards initiatives to reduce global GHG emissions. International agreements such as the Paris Agreement and subsequent yearly “conferences of the parties” have resulted in commitments from many countries to reduce GHG emissions and have called for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs, in addition to calls for transitioning away from fossil fuels and a pledge to achieve near-zero methane emissions by a specified future date. In addition, presidential administrations could issue various executive orders that may result in additional laws, rules and regulations in the area of climate change.
It is possible that international agreements, presidential executive orders, and other such initiatives, including foreign, federal, and state laws, rules, or regulations related to GHG emissions and climate change, may reduce the demand for crude oil and natural gas globally. In addition to regulatory risk, other market and social initiatives such as public and private efforts that aim to subsidize the development of non-fossil fuel energy sources, may reduce the competitiveness of carbon-based fuels, such as oil and natural gas. While the magnitude of any reduction in hydrocarbon demand is difficult to predict, such a development could adversely impact the Company and other companies engaged in the exploration and production business. With or without renewable-energy subsidies, the unknown pace and strength of technological advancement of non-fossil-fuel energy sources creates uncertainty about the timing and pace of effects on our business model. The Company continually monitors global climate change initiatives and plans accordingly based on its assessment of the effects of such initiatives on its business.

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

Item 1B. UNRESOLVED STAFF COMMENTS
The Company had no unresolved comments from the staff of the SEC as of December 31, 2024.

Item 1C. CYBERSECURITY
Murphy’s cybersecurity environment and risk strategy is broadly managed by the Company’s Information Technology (IT) group, which oversees the Company’s IT and Operational Technology (OT) infrastructure. Within the IT group, the Murphy Cybersecurity Team (MCT) is specifically responsible for monitoring and managing security of the enterprise IT and OT network and systems, including developing and deploying administrative policies, technical controls, and safety protocols necessary to prevent unauthorized access, theft, damage, or loss of Company data or systems. All members of the MCT hold globally-recognized security certifications and have wide-ranging experience in cybersecurity matters. The Incident Management Team (IMT) is responsible for responding to active security threats and incidents as they occur. The Chief Information Officer oversees the IT group and is a member of the IMT, and provides briefings to the CEO, the executive leadership team, and the Audit Committee of the Board regarding cybersecurity risks, strategy, and management at least annually. The Audit Committee is ultimately responsible for overseeing cybersecurity strategy and ensuring that management has sufficient resources, programs, and processes in place to identify, evaluate, manage, and mitigate relevant cybersecurity risks to which Murphy is exposed and to implement processes and programs to manage cybersecurity risks and mitigate any incidents. The Audit Committee also reports material cybersecurity risks to the Board as appropriate. We believe this visibility and oversight structure allows the Board and executive leadership team to make timely, data-driven decisions ensuring that Murphy, its employees, investors, and partners are adequately protected.
Murphy considers its cybersecurity risk management framework to be a core component of its overall enterprise risk management system. The cybersecurity risk management framework directly aligns with the National Institute of Standards and Technology Cybersecurity Framework and involves regular review and update of security policies and procedures; leverage of industry-leading technologies focused on continuously monitoring, analyzing, and defending against intrusions; regular testing of such technologies and other controls; periodic simulations of security incidents; and constant monitoring of the broader cybersecurity environment for new and emerging threats. The Company also requires employees to attend regular cybersecurity training and education to mitigate cybersecurity risks. To remain informed of the cybersecurity landscape, the Company collaborates with peers, third-party advisors, industry groups and policymakers.
Murphy engages cybersecurity assessors, consultants, our internal auditors, and other third parties both periodically and as appropriate when cyber threats are identified. Murphy utilizes these consultants to perform forensic analysis of data published by threat actors, to monitor and scan Murphy’s systems for threat vectors, and to consult on emerging cybersecurity environment topics.
In addition to monitoring its own IT systems, Murphy also has processes in place to identify cybersecurity risks and threats associated with third party service providers and partners. These processes include conducting vendor due diligence and risk assessments, participating in industry information sharing groups, subscribing to cybersecurity notification services, and maintaining ongoing collaboration with federal agencies.
To our knowledge, Murphy has not experienced any cybersecurity incidents that have had, or are likely to have, material impacts to our business, operations, finances, or reputation.

PART I
Item 2. PROPERTIES
Descriptions of the Company’s oil and natural gas properties are included in “Item 1” of this Form 10-K report beginning on page 1. Information required by the Securities Exchange Act Industry Guide No. 2 can be found in the “Supplemental Oil and Natural Gas Information” section of this Annual Report on Form 10-K on pages 106 to 121 and in Note D beginning on page 77.

Item 3. LEGAL PROCEEDINGS
Discussion of the Company’s legal proceedings are included in Note Q beginning on page 98.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART I
Information about our Executive Officers
The present corporate office, length of service in office, and age at February 1, 2025, for each of the Company’s executive officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board.
Eric M. Hambly – Age 50; President and Chief Executive Officer since January 2025. Mr. Hambly served as President and Chief Operating Officer from February 2024 to December 2024. Mr. Hambly also served as Executive Vice President, Operations from 2020 to 2024 and Executive Vice President, Onshore from 2018 to 2020.
Thomas J. Mireles – Age 52; Executive Vice President and Chief Financial Officer since 2022. Mr. Mireles was Senior Vice President, Technical Services from 2018 to 2022. Mr. Mireles also served as the Senior Vice President, Eastern Hemisphere of Murphy Exploration & Production Company from 2016 to 2018.
E. Ted Botner – Age 60; Executive Vice President, General Counsel and Corporate Secretary since February 2024. Mr. Botner served as Senior Vice President, General Counsel and Corporate Secretary from 2020 to 2024. He also served as Vice President, Law and Corporate Secretary from 2015 to 2020 and Manager, Law and Corporate Secretary from 2013 to 2015.
Daniel R. Hanchera - Age 67; Senior Vice President, Business Development since 2022. Mr. Hanchera served as Senior Vice President, Business Development of Murphy Exploration & Production Company from 2014 to 2022. He also served as Vice President, Business Development and Planning of Murphy Exploration & Production Company from 2009 to 2014.
John B. Gardner – Age 56; Vice President, Marketing and Supply Chain since 2022. Mr. Gardner was Vice President and Treasurer from 2015 to 2022 and served as Treasurer from 2013 to 2015.
Leyster L. Jumawan - Age 48; Vice President, Corporate Planning and Treasurer since 2022. Mr. Jumawan was Assistant Treasurer from 2017 to 2022.
Maria A. Martinez – Age 50; Vice President, Human Resources and Administration since 2018. Ms. Martinez was Vice President, Human Resources of Murphy Exploration & Production Company from 2013 to 2018.
Meenambigai Palanivelu - Age 51; Vice President, Sustainability since 2023. Ms. Palanivelu was Director, Sustainability from 2020 to 2023. Ms. Palanivelu also served as the General Manager, Planning and Performance from 2019 to 2020 and General Manager, Finance Operating Model Program Management Office from 2017 to 2019.
Louis W. Utsch – Age 59; Vice President, Tax since 2018.
Paul D. Vaughan – Age 58, Vice President and Controller since 2022. Mr. Vaughan was Vice President and Controller, U.S., Central and South America of Murphy Exploration & Production Company from 2017 to 2022.
Kelly L. Whitley – Age 59; Vice President, Investor Relations and Communications since 2015.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange using “MUR” as the trading symbol. There were 1,873 stockholders of record as of December 31, 2024. Information on dividends per share by quarter for 2024 and 2023 are reported on page 122 of this Form 10-K report. Dividends are authorized and determined by the Board at its sole discretion and depend upon a number of factors, including available liquidity, market conditions, applicable legal requirements and other factors.
Issuer Purchases of Equity Securities
The Board has authorized a share repurchase program whereby the Company can repurchase up to $1,100.0 million of its common stock. Pursuant to the share repurchase program, the Company may repurchase shares through open market purchases, privately negotiated transactions and other means in accordance with federal securities laws. This repurchase program has no time limit and may be suspended or discontinued completely at any time without prior notice as determined by the Company at its discretion and dependent upon a variety of factors.
During the three months ended December 31, 2024, the Company did not repurchase any shares of its common stock. Since the inception of the share repurchase program through the end of the fourth quarter of 2024, the Company has repurchased 11.4 million shares of its common stock in open-market transactions. As of December 31, 2024, the Company had $650.1 million of its common stock remaining available to repurchase under the program.
Subsequent to year end, as of February 25, 2025, the Company repurchased 3.4 million shares of its common stock in open-market transactions for $95.1 million, excluding taxes and fees. As of this date, the Company had $555.0 million of its common stock remaining available to repurchase under the program.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Continued
SHAREHOLDER RETURN PERFORMANCE PRESENTATION
The following graph presents a comparison of cumulative five-year shareholder returns (including the reinvestment of dividends) as if a $100 investment was made on December 31, 2019 in the Company, the Standard & Poor’s 500 Stock Index (S&P 500 Index), the S&P Oil & Gas Exploration & Production Select Industry Index (XOP Index) and the Company’s peer group. XOP Index reports a comprehensive view of the oil and natural gas exploration and production segment of the S&P Total Market Index, which is more comparable for the Company than the S&P 500 Index. Our peer group for 2024 is presented in the table below. Civitas Resources Inc., EOG Resources Inc. and Magnolia Oil & Gas Corporation were added to Murphy’s peer group in 2024. Callon Petroleum Company, Hess Corporation and PDC Energy Inc. were removed from Murphy’s peer group in 2024. This performance information is “furnished” by the Company and is not considered as “filed” with this Form 10-K report and it is not incorporated into any document that incorporates this Form 10-K report by reference. The companies in the peer group include:

APA Corporation	Kosmos Energy Ltd.	Range Resources Corporation
Civitas Resources Inc.	Magnolia Oil & Gas Corporation	SM Energy Company
Coterra Energy Inc.	Marathon Oil Corporation [1]	Southwestern Energy Company [1]
Devon Energy Corporation	Matador Resources Company	Talos Energy Inc.
EOG Resources Inc.	Ovintiv Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
MUR
Peer Group
S&P 500 Index
XOP Index

	2019	2020	2021	2022	2023	2024
Murphy Oil Corporation	100	47	104	176	179	131
Peer Group	100	64	132	201	191	180
S&P 500 Index	100	118	152	125	158	197
XOP Index	100	65	121	192	192	181
1 Marathon Oil Corporation and Southwestern Energy Company were acquired in 2024 and therefore have been excluded from the above table and graph of cumulative total return.

PART II

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with the consolidated financial statements and accompanying notes to consolidated financial statements, which are included in Item 8 of this Annual Report on Form 10-K. This MD&A includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements” at the end of this section and “Risk Factors” under Item 1A. Discussion and analysis of 2022 results and year-over-year comparisons between 2023 and 2022 are not included in this Form 10-K and can be found in “Item 7” of the 2023 Annual Report on Form 10-K available via the SEC’s website at www.sec.gov and on our website at www.murphyoilcorp.com.
Murphy Oil Corporation is a worldwide oil and natural gas exploration and production company with both onshore and offshore operations and properties. The Company produces crude oil, natural gas and NGLs primarily in the U.S. and Canada and explores for crude oil, natural gas and NGLs in targeted areas worldwide. A more detailed description of the Company’s significant assets can be found in “Item 1” of this Form 10-K report.
The analysis and discussion in this section includes amounts attributable to a noncontrolling interest (NCI) in MP GOM, unless otherwise noted.
Significant Company financial and operational highlights during 2024 were as follows:
•Generated net income of $486.5 million ($407.2 million excluding NCI and net cash provided by operating activities of $1,729.0 million;
•Produced 184 thousand BOEPD (177 thousand BOEPD excluding NCI);
•Issued $600.0 million of 6.000% senior notes due 2032, and used proceeds to redeem an aggregate $600.0 million of senior notes due 2027, 2028 and 2029;
•Entered into a new five-year, $1.35 billion senior unsecured credit facility, representing a 69% increase from previous facility size;
•Advances made under the capital allocation framework1:
◦Repurchased $50.0 million of long-term debt;
◦Repurchased 8.0 million shares of common stock under the share repurchase program for $300.0 million ($302.7 million including excise taxes and fees);
•Achieved 84% (83% excluding NCI) total proved reserve replacement with year-end proved reserves of 729.0 million MMBOE (713.1 MMBOE excluding NCI);
•Drilled an oil discovery at Hai Su Vang-1X (Golden Sea Lion) in offshore Vietnam and encountered approximately 370 feet of net oil pay from two reservoirs; and
•Drilled a discovery at the non-operated Ocotillo #1 exploration well in Mississippi Canyon 40 in the Gulf of America and found 100 feet of net pay across two zones.

1 Details of the capital allocation framework can be found as part of the Company’s Form 8-K filed on August 4, 2022 and Form 8-K filed on August 8, 2024. The Company’s Board of Directors has authorized a share repurchase program whereby the Company can repurchase up to $1,100.0 million of the Company’s common stock.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Murphy’s continuing operations generate revenue by producing crude oil, natural gas and NGLs in the U.S. and Canada and then selling these products to customers. The Company’s revenue is affected by the prices of crude oil, natural gas and NGLs. In order to make a profit and generate cash in its exploration and production business, revenue generated from the sales of oil and natural gas produced must exceed the combined costs of producing these products and expenses related to exploration, administration and capital borrowing from lending institutions and note holders.
For the year ended December 31, 2024, the Company’s net income from continuing operations was $489.3 million, a decrease of $235.9 million compared to 2023. Lower net income from continuing operations was largely driven by lower revenues and other income ($431.7 million), higher lease operating expenses ($152.7 million), and higher impairment expense ($62.9 million), partially offset by lower income tax expense ($117.6 million), lower exploration expenses ($101.2 million), higher other income ($79.5 million), lower other operating expense ($35.5 million) and lower transportation, gathering and processing costs ($22.2 million). Lower revenues from production were primarily driven by mechanical and weather downtime in the Gulf of America, timing and performance of new wells at Eagle Ford Shale and lower average oil and natural gas prices, partially offset by wells brought back online at the non-operated Terra Nova field in the fourth quarter of 2023. Higher lease operating expenses were primarily due to workovers in the Gulf of America and higher production activity in Canada at the Terra Nova field, partially offset by lower production handling fees in the Gulf of America. Higher impairment expense is due to impairment of the Calliope and Nearly Headless Nick fields in the Gulf of America. The decrease in income tax expense is primarily driven by lower overall income, in addition to an income tax deduction for prior years’ Australia exploration spend. Exploration expenses in the current period was primarily due to dry hole expense recorded for multiple wells in the Gulf of America, including Sebastian #1 (Mississippi Canyon 387), non-operated Orange #1 (Mississippi Canyon 216), and for previously suspended exploration costs related to an expired lease at Hoffe Park #1 (Mississippi Canyon 166). Higher other income related to unrealized foreign exchange gains and interest income on several outstanding joint interest receivables. Lower other operating expense in 2024 is primarily driven by lower non-operated Terra Nova field start-up costs, contingency adjustments and asset retirement obligations (ARO) revisions. Lower interest expense was due to lower debt levels. Lower transportation, gathering and processing expenses related to lower production in the U.S.
For the year ended December 31, 2024, total hydrocarbon production was 184,293 BOEPD, a decrease of 4% compared to 2023. The decrease was principally due to lower production in the U.S., primarily in the Gulf of America due to downtime for wells awaiting workovers and in the Eagle Ford Shale due to timing and performance of new wells and partially offset by the restart of production at the non-operated Terra Nova field in Canada in the first quarter of 2024.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Results of Operations
Murphy’s Net income (loss) by type of business and geographic segment is presented below:

(Millions of dollars)	2024	2023	2022
Exploration and production
United States	$561.9	$905.1	$1,521.9
Canada	49.0	41.6	134.2
Other International	(12.5)	(65.5)	(77.0)
Total exploration and production	598.4	881.2	1,579.1
Corporate and other	(109.1)	(156.0)	(438.3)
Income from continuing operations	489.3	725.2	1,140.8
Loss from discontinued operations [1]	(2.8)	(1.5)	(2.1)
Net income including noncontrolling interest	486.5	723.7	1,138.7
Net income attributable to noncontrolling interest	79.3	62.1	173.7
Net income attributable to Murphy	$407.2	$661.6	$965.0
1 The Company has presented its former U.K., Malaysia and U.S. refining and marketing operations as discontinued operations in its consolidated financial statements.

E&P Continuing Operations: 2024 vs 2023
The following section of Exploration and Production (E&P) continuing operations excludes the Corporate segment, unless otherwise noted.
Please also refer to “Schedule 6 – Results of Operations for Oil and Natural Gas Producing Activities” in the Supplemental Oil and Natural Gas Information section for additional supporting tables.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
The following is a summarized statement of operations for E&P continuing operations:

(Millions of dollars)	2024	2023	2022
Revenues and other income
Revenue from production	$3,014.9	$3,376.6	$4,038.5
Sales of purchased natural gas	3.7	72.2	181.7
Other income	6.0	8.0	26.7
Total revenues and other income	3,024.6	3,456.8	4,246.9
Costs and Expenses
Lease operating expenses	937.0	784.4	679.3
Severance and ad valorem taxes	39.2	42.8	57.0
Transportation, gathering and processing	210.8	233.0	212.7
Costs of purchased natural gas	3.1	51.7	172.0
Depreciation, depletion and amortization	856.9	850.5	763.9
Impairments of assets	62.9	—	—
Accretion of asset retirement obligations	52.4	46.0	46.2
Total exploration expenses, including undeveloped lease amortization	133.5	234.8	133.1
Selling and general expenses	23.8	37.7	44.5
Other	0.3	56.9	141.8
Results of operations before taxes	704.7	1,119.0	1,996.4
Income tax provisions	106.3	237.8	417.3
Results of operations (excluding Corporate segment) [1]	$598.4	$881.2	$1,579.1
1 Includes results attributable to a noncontrolling interest in MP GOM.

Pricing
The following table contains the weighted average sales prices for the three years ended December 31, 2024:

(Weighted average sales prices)	2024	2023	2022
Crude oil and condensate – dollars per barrel
United States - Onshore	$75.77	$76.96	$96.00
United States - Offshore [1]	76.36	77.38	94.21
Canada - Onshore [2]	67.49	72.84	89.88
Canada - Offshore [2]	82.22	84.20	107.47
Other [2]	77.59	86.60	94.37
Natural gas liquids – dollars per barrel
United States - Onshore	20.20	19.69	33.85
United States - Offshore [1]	23.37	21.94	36.01
Canada - Onshore [2]	34.14	35.87	55.65
Natural gas – dollars per thousand cubic feet
United States - Onshore	1.90	2.26	6.04
United States - Offshore [1]	2.40	2.78	6.97
Canada - Onshore [2]	1.59	2.06	2.76
1  Prices include the effect of noncontrolling interest in MP GOM.
2 U.S. dollar equivalent.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
The following table contains benchmark prices relevant to the Company for the three years ended December 31, 2024:

(Average price for the period)	2024	2023	2022
Oil and NGLs
WTI ($/BBL)	$75.72	$77.62	$94.23
Natural gas
NYMEX ($/MMBTU)	2.24	2.53	6.38
AECO (C$/MCF)	1.46	2.64	5.31

Production Volumes
The following table contains hydrocarbons produced during the three years ended December 31, 2024. For further discussion on volumes, please see “Revenues from Production” section on page 37.

(Barrels per day unless otherwise noted)	2024	2023	2022
Net crude oil and condensate
United States - Onshore	21,151	24,070	24,437
United States - Offshore [1]	63,047	73,473	65,411
Canada - Onshore	2,868	2,937	4,005
Canada - Offshore	7,251	3,020	2,812
Other	219	250	700
Total net crude oil and condensate	94,536	103,750	97,365
Net natural gas liquids
United States - Onshore	4,442	4,617	5,181
United States - Offshore [1]	4,544	5,924	4,597
Canada - Onshore	597	681	903
Total net natural gas liquids	9,583	11,222	10,681
Net natural gas – thousands of cubic feet per day
United States - Onshore	25,028	25,863	29,050
United States - Offshore [1]	57,228	70,239	63,380
Canada - Onshore	398,786	369,906	310,230
Total net natural gas	481,042	466,008	402,660
Total net hydrocarbons - including NCI [2,3]	184,293	192,640	175,156
Noncontrolling interest
Net crude oil and condensate – barrels per day	(6,358)	(6,210)	(7,452)
Net natural gas liquids – barrels per day	(199)	(220)	(280)
Net natural gas – thousands of cubic feet per day	(1,942)	(2,089)	(2,468)
Total noncontrolling interest [2,3]	(6,881)	(6,778)	(8,143)
Total net hydrocarbons - excluding NCI [2,3]	177,412	185,862	167,013
Estimated total proved net hydrocarbon reserves - million equivalent barrels [3,4]	729.0	739.5	715.4
1 Includes net volumes attributable to a noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1.
3 NCI – noncontrolling interest in MP GOM.
4 December 31, 2024, 2023 and 2022, include 15.9 MMBOE, 15.5 MMBOE and 18.2 MMBOE, respectively, relating to noncontrolling interest.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Sales Volumes
The following table contains hydrocarbons sold during the three years ended December 31, 2024. For further discussion on volumes, please see “Revenues from Production” section on page 37.

(Barrels per day unless otherwise noted)	2024	2023	2022
Net crude oil and condensate
United States - Onshore	21,151	24,070	24,437
United States - Offshore [1]	63,612	73,373	64,840
Canada - Onshore	2,868	2,937	4,005
Canada - Offshore	6,445	2,559	3,002
Other	230	349	663
Total net crude oil and condensate	94,306	103,288	96,947
Net natural gas liquids
United States - Onshore	4,443	4,617	5,181
United States - Offshore [1]	4,543	5,924	4,597
Canada - Onshore	597	681	903
Total net natural gas liquids	9,583	11,222	10,681
Net natural gas – thousands of cubic feet per day
United States - Onshore	25,028	25,863	29,050
United States - Offshore [1]	57,228	70,239	63,380
Canada - Onshore	398,786	369,906	310,230
Total net natural gas	481,042	466,008	402,660
Total net hydrocarbons - including NCI [2,3]	184,063	192,178	174,738
Noncontrolling interest
Net crude oil and condensate – barrels per day	(6,438)	(6,200)	(7,369)
Net natural gas liquids – barrels per day	(198)	(220)	(280)
Net natural gas – thousands of cubic feet per day	(1,942)	(2,089)	(2,468)
Total noncontrolling interest [2,3]	(6,960)	(6,768)	(8,060)
Total net hydrocarbons - excluding NCI [2,3]	177,103	185,410	166,678
1 Includes net volumes attributable to a noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1.
3 NCI – noncontrolling interest in MP GOM.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues from Production
The Company’s production revenues by country and product were as follows:

(Millions of dollars)	2024	2023	2022
Revenues from production
United States - Oil	$2,364.3	$2,748.5	$3,085.9
United States - Natural gas liquids	71.7	80.6	124.4
United States - Natural gas	67.8	92.7	225.3
Canada - Oil	264.8	156.7	249.2
Canada - Natural gas liquids	7.4	8.9	18.3
Canada - Natural Gas	232.3	278.2	312.6
Other - Oil	6.6	11.0	22.8
Total revenues from production	$3,014.9	$3,376.6	$4,038.5
Revenues from production in 2024 decreased by $361.7 million compared to 2023. Revenue was lower in the Gulf of America, mostly driven by downtime for workovers, hurricane-related downtime and timing of new wells. Eagle Ford Shale revenues decreased due to timing and performance of wells brought online. These decreases were partially offset by wells brought back online in the fourth quarter of 2023 at non-operated Terra Nova. Lower pricing across all products also contributed to the decrease during the period.
Natural gas is purchased and subsequently sold to third parties in order to provide operational flexibility and cost mitigation for transportation commitments. “Sales of purchased natural gas” is included in “Total revenues and other income” and “Costs of purchased natural gas” is included in “Costs and Expenses” in the summarized statement of operations for E&P continuing operations on page 33. Sales of purchased natural gas during 2024 were $3.7 million.

Lease Operating and Transportation, Gathering and Processing Expenses
The Company’s total lease operating expenses and transportation, gathering and processing expenses by geographic area were as follows:

	(Millions of dollars)			(Dollars per equivalent barrel)
	2024	2023	2022	2024	2023	2022
Lease operating expenses
United States – Onshore	$141.9	$150.3	$137.6	$13.02	$12.48	$10.94
United States – Offshore	608.0	480.4	385.1	21.38	14.46	13.19
Canada – Onshore	132.6	140.3	139.5	5.18	5.89	6.75
Canada – Offshore	52.9	11.5	15.6	22.43	12.30	14.20
Other	1.6	1.9	1.5	18.52	14.94	6.25
Total lease operating expenses	$937.0	$784.4	$679.3	$13.91	$11.18	$10.65

Transportation, gathering and processing
United States – Onshore	$9.6	$12.7	$18.4	$0.88	$1.05	$1.47
United States – Offshore	121.3	144.3	123.8	4.27	4.34	4.24
Canada – Onshore	75.5	72.2	65.3	2.95	3.03	3.16
Canada – Offshore	4.4	3.8	5.2	1.85	4.12	4.76
Total transportation, gathering and processing	$210.8	$233.0	$212.7	$3.13	$3.32	$3.34
Lease operating expenses and transportation, gathering and processing expenses in 2024 increased by $152.6 million and decreased by $22.2 million, respectively, compared to 2023. Higher lease operating expenses were primarily due to workover costs in the Gulf of America, particularly at the Samurai and Neidermeyer fields, and the restart of the non-operated Terra Nova field in Canada Offshore in the first quarter of 2024. These were

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

partially offset by lower production handling fees and lower overall volumes. Lower transportation, gathering and processing expenses were primarily due to lower volumes.

Depreciation, Depletion and Amortization Expense
The Company’s depreciation, depletion and amortization expense by geographic area was as follows:

	(Millions of dollars)			(Dollars per equivalent barrel)
	2024	2023	2022	2024	2023	2022
Depreciation, depletion and amortization expense
United States – Onshore	$319.9	$316.7	$321.4	$29.36	$26.29	$25.55
United States – Offshore	389.3	389.3	295.6	13.69	11.72	10.12
Canada – Onshore	123.5	133.4	128.1	4.82	5.60	6.20
Canada – Offshore	22.5	8.8	13.4	9.55	9.47	12.25
Other	1.7	2.3	5.4	20.13	18.05	22.19
Total depreciation, depletion and amortization expense	$856.9	$850.5	$763.9	$12.72	$12.12	$11.98
Depreciation, depletion and amortization expense (DD&A) in 2024 increased by $6.4 million compared to 2023. Higher DD&A was primarily the result of higher volumes at the non-operated Terra Nova field in Canada Offshore and higher rates at Eagle Ford Shale and in the Gulf of America, and was partially offset by lower volumes in the Gulf of America and lower rates and volumes at Kaybob Duvernay.

Impairment of Assets
In 2024 the Company recorded impairment costs for two assets in the Gulf of America, totaling $62.9 million. In the first quarter of 2024, the Company recognized an impairment expense of $34.5 million for the Calliope field. In the fourth quarter of 2024, an impairment expense of $28.4 million was recorded for the Nearly Headless Nick field. Both fields were impaired as a result of operational issues that led to reserve reductions.
There were no impairments recorded in 2023.

Exploration Expenses
The Company’s exploration expenses were as follows:

(Millions of dollars)	2024	2023	2022
Exploration expenses
Dry holes and previously suspended exploration costs	$73.2	$169.8	$82.1
Geological and geophysical	27.2	26.1	10.4
Other exploration	23.5	28.0	27.3
Undeveloped lease amortization	9.6	10.9	13.3
Total exploration expenses	$133.5	$234.8	$133.1
Exploration expenses in 2024 decreased by $101.3 million compared to 2023. In 2024, dry holes and previously suspended exploration costs primarily related to the Sebastian #1 (Mississippi Canyon 387) exploration well, the non-operated Orange #1 (Mississippi Canyon 216) exploration well, and the previously suspended exploration well at Hoffe Park #1 (Mississippi Canyon 166) in the Gulf of America. In 2023, dry holes and previously suspended exploration costs related to previously suspended exploration costs for the Cholula-1EXP well in offshore Mexico and dry hole costs for the Chinook #7 (Walker Ridge 425) exploration well and the non-operated Oso #1 (Atwater Valley 138) exploration well in the Gulf of America, both of which encountered non-commercial hydrocarbons.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Expenses
Other expenses were $0.3 million in 2024, a decrease of $56.6 million compared to 2023. Other expenses were lower primarily due to the absence of other operating expenses in Canada related to the non-operated Terra Nova life extension project, lower asset retirement adjustments, no contingent consideration adjustments in the current period and higher interest income received in 2024.

Income Taxes
Income taxes were $106.3 million in 2024, a decrease of $131.5 million compared to 2023. Lower income taxes were primarily the result of lower pretax income, and an income tax deduction for prior years’ Australia exploration spend (see Note H).

Corporate: 2024 vs 2023
Corporate activities include interest expense and income, foreign exchange effects, realized and unrealized gains/losses on derivative instruments (forward swaps to hedge the price of oil sold) and corporate overhead not allocated to E&P. Realized and unrealized losses on derivative instruments result from increases in market oil and natural gas prices relating to future periods whereby the swap contracts provided the Company with a fixed price.
Corporate activities reported a loss of $109.1 million in 2024, a favorable variance of $46.9 million compared to 2023. The favorable variance was primarily due to foreign exchange gain of $45.4 million in 2024 compared to foreign exchange loss of $10.7 million in 2023, primarily as a result of unrealized exchange rate changes relating to our Canadian subsidiary. Interest charges are lower in 2024 primarily due to lower overall debt levels. The lower income tax benefit was the result of a lower current period loss before income tax.

Financial Condition
The Company’s primary sources of liquidity are cash on hand, net cash provided by continuing operations activities and available borrowing capacity under its senior unsecured RCF, as described below. The Company’s liquidity requirements, both in the short-term (2025) and long-term (beyond 2025), consist primarily of capital expenditures, debt maturity, retirement and interest payments, working capital requirements, dividend payments, and, as applicable, share repurchases. The Company may, from time to time, redeem, repurchase or otherwise acquire its outstanding notes through open market purchases, tender offers or pursuant to the terms of such securities. The Company believes that the primary sources of liquidity described above will be adequate to fund its liquidity needs over the next 12 months.
Cash Flows
The following table presents the Company’s cash flows for the periods presented.

(Millions of dollars)	2024	2023	2022
Net cash provided by (required by):
Net cash provided by continuing operations activities	$1,729.0	$1,748.8	$2,180.2
Net cash required by investing activities	(908.2)	(998.7)	(1,109.4)
Net cash required by financing activities	(716.5)	(923.7)	(1,081.6)
Net cash required by discontinued operations	—	—	(14.5)
Effect of exchange rate changes on cash and cash equivalents	2.2	(1.2)	(3.9)
Net (decrease) increase in cash and cash equivalents	$106.5	$(174.8)	$(29.2)
Cash Provided by Continuing Operations Activities
Net cash provided by continuing operations activities in 2024 was $19.8 million lower compared to 2023. The decrease was primarily attributable to lower revenue from production ($361.7 million) and higher lease

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

operating expenses costs ($152.6 million), partially offset by a decrease due to timing of non-cash working capital ($174.2 million) settlements, no contingent consideration payments related to prior Gulf of America acquisitions in 2024 (2023: $139.6 million), lower exploration expenses ($101.2 million), and changes in other operating activities, net ($56.4 million) primarily due to decreased expenditures for asset retirements.
Payments of contingent consideration in 2023 are shown both in “Operating Activities” and “Financing Activities” in the Company’s Consolidated Statements of Cash Flows; amounts considered as financing activities are those amounts paid up to the original estimated contingent consideration liability included in the purchase price allocation, at the time of acquisition. Any contingent consideration paid above the original estimated liability, included in the purchase price, are considered operating activities.
During 2023, the Company paid a total of $199.8 million in contingent consideration, of which $139.6 million is shown in “Operating Activities” and $60.2 million is shown in “Financing Activities” in the Company’s Consolidated Statements of Cash Flows. As of the end of the second quarter of 2023, the Company had no further obligation payable for contingent consideration relating to prior Gulf of America acquisitions. See Note O for further details.
The total reductions of operating cash flows for interest paid (which excludes “Early redemption of debt cost” reported in “Financing Activities”) during the two years ended December 31, 2024, and 2023 were $78.8 million and $108.9 million, respectively. Cash interest paid in 2024 was primarily due to interest payments on outstanding debt. Some of these payments related to accelerated interest payments due to the early redemption, in part, of the 5.875% senior notes due 2027 (2027 Notes), the 6.375% senior notes due 2028 (2028 Notes), and the 7.05% senior notes due 2029 (2029 Notes) in the aggregate redemption amount of $650.1 million. In 2023, cash interest paid was higher than 2024, primarily due to higher debt levels in 2023 and accelerated interest payments due to the early redemption, in whole or in part, of the 5.75% senior notes due 2025 (2025 Notes), the 2027 Notes, the 2028 Notes, and the 2029 Notes for an aggregate redemption amount of $498.2 million.
Cash Required by Investing Activities
Net cash required by investing activities in 2024 was $90.5 million lower compared to 2023. The decrease was primarily due to lower property additions and dry hole costs ($157.9 million) and lower acquisition capital ($35.6 million), partially offset by the absence of proceeds from the sale of certain non-core operated Kaybob Duvernay assets and all of the non-operated Placid Montney assets ($102.9 million).
A reconciliation of “Property additions and dry hole costs” in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

	Year Ended December 31,
(Millions of dollars)	2024	2023	2022
Property additions and dry hole costs per cash flow statements	$908.2	$1,066.0	$985.5
Geophysical and other exploration expenses	44.8	46.0	30.6
Acquisition of oil and natural gas properties per the cash flow statements	—	35.6	128.5
Capital expenditure accrual changes and other	11.8	(9.5)	38.6
Total capital expenditures	$964.8	$1,138.1	$1,183.2

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Total accrual basis capital expenditures are shown below.

	Year Ended December 31,
(Millions of dollars)	2024	2023	2022
Capital Expenditures
Exploration and production	$935.7	$1,114.0	$1,161.5
Corporate	29.1	24.1	21.7
Total capital expenditures	964.8	1,138.1	1,183.2
Total capital expenditures excluding proved property acquisitions	964.8	1,111.0	1,054.7
Total capital expenditures excluding proved property acquisitions and NCI	$952.8	$1,040.8	$1,028.8
Lower capital expenditures in 2024 compared to 2023 were primarily attributable to lower development expenditures at Eagle Ford Shale, Tupper Montney, and non-operated Terra Nova and lower exploration expenses in the Gulf of America, partially offset by higher exploration and development costs in offshore Vietnam.
Capital expenditures in 2024 primarily relate to development drilling and field development activities in the Gulf of America, primarily related to the Mormont, Khaleesi, Lucius, St. Malo and Samurai fields ($306.9 million), at Eagle Ford Shale ($291.8 million), at Tupper Montney and Kaybob Duvernay ($116.3 million), at other international locations ($45.1 million), and at non-operated Hibernia ($18.2 million). In addition, total exploration costs were $153.9 million.
Exploration costs in 2024 were primarily comprised of activities in the Gulf of America related to the Sebastian #1 (Mississippi Canyon 387), Orange #1 (Mississippi Canyon 216), and non-operated Oso #1 (Atwater Valley 138) exploration wells. Sebastian #1 and Orange #1 encountered non-commercial hydrocarbons during 2024. Non-operated Oso #1 encountered non-commercial hydrocarbons in 2023, and operations completed in 2024. Additional exploratory costs relate to oil discoveries, including the non-operated Ocotillo #1 (Mississippi Canyon 40) exploration well in the Gulf of America and the Hai Su Vang-1X (Golden Sea Lion), Block 15/2-17 exploration well in Vietnam, as well as other ongoing projects.
Cash Required by Financing Activities
Net cash required by financing activities in 2024 decreased by $207.2 million compared to 2023. In 2024, cash used in financing activities was principally for the repurchase of common shares ($301.4 million, excluding excise tax). In addition, the Company completed a refinancing transaction whereby new senior notes due 2032 were issued in the aggregate amount of $600.0 million and the proceeds were used for the aggregate repayment and repurchase of $600.0 million of its 2027 Notes, 2028 Notes and 2029 Notes. The Company also repurchased $50.0 million of its 2027 Notes, paid cash dividends to shareholders of $1.20 per share ($180.0 million), and distributed funds to the noncontrolling interest in MP GOM ($118.6 million).
Liquidity
At December 31, 2024, the Company had approximately $1.8 billion of liquidity consisting of $423.6 million in cash and cash equivalents and $1,349.6 million available on its committed senior unsecured RCF with a major banking consortium.
The Company’s $1.35 billion senior unsecured RCF expires in October 2029. As of December 31, 2024, the Company had no outstanding borrowings under the RCF and $0.4 million of outstanding letters of credit, which reduce the borrowing capacity of the senior unsecured RCF. Borrowings under the RCF are subject to certain interest rates. Please refer to Note F for further details. At December 31, 2024, the interest rate in effect on borrowings under the facility would have been 6.68%. At December 31, 2024, the Company was in compliance with all covenants related to the RCF.
Cash and invested cash are maintained in several operating locations outside the U.S. As of December 31, 2024, cash and cash equivalents held outside the U.S. included U.S. dollar equivalents of approximately $95.2 million (2023: $149 million), the majority of which was held in Canada ($58.5 million), Vietnam ($8.7 million) and Brunei ($8.5 million). In addition, approximately $7.8 million and $6.4 million of cash was held in the U.K. and Mexico, respectively. In certain cases, the Company could incur cash taxes or other costs should these cash balances be

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

repatriated to the U.S. in future periods. Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S. See Note H for further information regarding potential tax expense that could be incurred upon distribution of foreign earnings back to the U.S.
Working Capital

(Millions of dollars)	December 31, 2024	December 31, 2023
Working capital
Total current assets	$785.3	$752.2
Total current liabilities	942.8	846.5
Net working capital liability	$(157.5)	$(94.3)
As of December 31, 2024, net working capital had an unfavorable decrease of $63.2 million compared to December 31, 2023. The decrease was primarily attributable to lower accounts receivable ($71.5 million), higher operating lease liabilities ($45.4 million), higher current ARO liabilities ($37.4 million), and higher accounts payable ($25.3 million), partially offset by a higher cash balance ($106.5 million). Lower accounts receivable were primarily due to lower sales volumes for crude oil and natural gas, and lower pricing received for all crude oil, natural gas and NGLs. Higher operating lease liabilities are primarily due to an extension of an existing drilling ship lease in the Gulf of America. Higher current ARO liabilities are primarily due to certain Gulf of America obligations to be completed in 2025. Higher accounts payable are due to the timing of payments for certain drilling activities and ongoing workover projects.
Capital Employed
A summary of capital employed as of December 31, 2024 and 2023 follows.

	December 31, 2024		December 31, 2023
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$1,274.5	19.7%	$1,328.4	19.9%
Murphy shareholders' equity	5,194.3	80.3%	5,362.8	80.1%
Total capital employed	$6,468.8	100.0%	$6,691.2	100.0%
As of December 31, 2024, long-term debt decreased by $53.9 million compared to December 31, 2023, as a result of the repurchase of the 2027 Notes and 2028 Notes. The Company also completed a refinancing transaction whereby it issued $600.0 million of 2032 Notes, and used all of the proceeds to complete the repurchase and redemption, in whole or in part, of the 2027 Notes, 2028 Notes, and 2029 Notes. As of December 31, 2024, the fixed-rate notes had a weighted average maturity of 9.3 years and a weighted average coupon of 6.1%. Refer to Note F for additional details.
Murphy’s shareholders’ equity decreased by $168.5 million in 2024 primarily due to cash dividends paid ($180.0 million), shares repurchased ($302.7 million, including excise tax), and foreign currency translation losses ($134.7 million), partially offset by net income earned ($407.2 million). A summary of transactions in stockholders’ equity accounts is presented in the “Consolidated Statements of Stockholders’ Equity" on page 70 of this Form 10-K report.
Other Balance Sheet Activity - Long-Term Assets and Liabilities
Other significant changes in Murphy’s balance sheet at the end of 2024, compared to 2023 are discussed below.
Property, plant and equipment, net of depreciation decreased $170.5 million principally due to DD&A expense and foreign exchange rates applicable for the Canadian assets, substantially offset by capital expenditures in the year. Capital expenditures are discussed above in the “Cash Required by Investing Activities” section.
Murphy had commitments for capital expenditures of approximately $417.0 million at December 31, 2024 (2023: $209.8 million). This amount includes $220.0 million for Other Offshore, primarily related to approved expenditures for capital projects relating to interests in Vietnam for the Lac Da Vang (Golden Camel) field development project, $112.2 million at Eagle Ford Shale, primarily at the Karnes field, $53.6 million relating to

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Gulf of America interests, primarily at the Mormont and non-operated St. Malo fields, and $31.2 million relating to interests in Canada Onshore, primarily at Kaybob Duvernay.
Operating lease assets increased $32.4 million principally due to lease extensions in the Gulf of America, partially offset by the depreciation of these assets.
Long-term ARO liabilities increased $56.8 million primarily due to accretion, additions and revisions related to Gulf of America and Eagle Ford Shale operations.
Non-current operating lease liabilities decreased $14.5 million primarily due to 2024 annual payments reducing operating lease liabilities for drilling rig and vessel commitments.
Deferred income tax liabilities increased $59.1 million due to utilization of the net operating loss, partially offset by other capital-related tax effects.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Key Performance Metrics
The Company uses other operational performance and income metrics to review operational performance. Management uses adjusted net income, earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA internally to evaluate the Company’s operational performance and trends between periods and relative to its industry competitors. Adjusted net income excludes certain items that management believes affects the comparability of results between periods. Management believes this information may be useful to investors and analysts to gain a better understanding of the Company’s financial results. Adjusted net income, EBITDA, and adjusted EBITDA are non-GAAP financial measures and should not be considered a substitute for net income (loss) or cash provided by operating activities as determined in accordance with GAAP.
The following table reconciles reported net income attributable to Murphy to adjusted net income from continuing operations attributable to Murphy.

	Year Ended December 31,
(Millions of dollars)	2024	2023	2022
Net income attributable to Murphy (GAAP) [1]	$407.2	$661.6	$965.0
Discontinued operations loss	2.8	1.5	2.1
Net income from continuing operations attributable to Murphy	410.0	663.1	967.1
Adjustments:
Impairment of assets	62.9	—	—
Write-off of previously suspended exploration well	26.1	17.1	22.7
Foreign exchange (gain) loss	(45.4)	10.9	(23.0)
Refinancing and early redemption of debt costs (non-cash)	3.7	—	10.3
Mark-to-market loss (gain) on derivative instruments	1.7	—	(214.7)
Asset retirement obligation losses	—	16.9	30.8
Mark-to-market loss on contingent consideration	—	7.1	78.3
(Gain) on sale of assets	—	—	(14.5)
Total adjustments, before taxes	49.0	52.0	(110.1)
Income tax (benefit) expense related to adjustments	(8.3)	(6.4)	23.8
Tax (benefit) on investments in foreign areas	(34.0)	—	—
Total adjustments after taxes	6.7	45.6	(86.3)
Adjusted net income from continuing operations attributable to Murphy (Non-GAAP)	$416.7	$708.7	$880.8

Net income from continuing operations per average diluted share (GAAP)	$2.72	$4.23	$6.14
Adjusted net income from continuing operations attributable to Murphy per average diluted share (Non-GAAP)	$2.76	$4.52	$5.59
1  Excludes amounts attributable to a noncontrolling interest in MP GOM.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following table reconciles reported net income attributable to Murphy to EBITDA attributable to Murphy and adjusted EBITDA attributable to Murphy.

	Year Ended December 31,
(Millions of dollars)	2024	2023	2022
Net (loss) income attributable to Murphy (GAAP) [1]	$407.2	$661.6	$965.0
Income tax expense	78.3	195.9	309.5
Interest expense, net	105.9	112.4	150.8
Depreciation, depletion and amortization expense [1]	833.1	836.7	748.2
EBITDA attributable to Murphy (Non-GAAP)	1,424.5	1,806.6	2,173.5
Impairment of assets [1]	62.9	—	—
Accretion of asset retirement obligations [1]	46.9	41.0	40.9
Foreign exchange (gain) loss	(45.4)	10.8	(23.0)
Write-off of previously suspended exploration well	26.1	17.1	22.7
Discontinued operations loss	2.8	1.5	2.1
Mark-to-market loss (gain) on derivative instruments	1.7	—	(214.7)
Mark-to-market loss on contingent consideration	—	7.1	78.3
Asset retirement obligation losses	—	16.9	30.8
Gain on sale of assets [1]	—	—	(14.5)
Adjusted EBITDA attributable to Murphy (Non-GAAP)	$1,519.5	$1,901.0	$2,096.1
1  Excludes amounts attributable to a noncontrolling interest in MP GOM.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Environmental, Health and Safety Matters
Murphy faces various environmental, health and safety risks that are inherent in exploring for, developing and producing hydrocarbons. To help manage these risks, the Company has established a robust health, safety and environmental governance program comprised of a worldwide policy, guiding principles, annual goals and a management system incorporating oversight at each business unit, senior leadership and board levels. The Company strives to minimize these risks by continually improving its processes through design, operation and implementation of a comprehensive asset integrity plan, auditing and assessments, and through emergency and oil spill response planning to address any credible risks. These plans are presented to, reviewed and approved by a Health, Safety, Environment and Corporate Responsibility Committee consisting of certain members of the Board.
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
Further information on environmental, health and safety laws and regulations applicable to Murphy are contained in the “Business” section beginning page 9.
Climate Change and Emissions
The world’s population and standard of living are growing steadily along with the demand for energy. Murphy recognizes that this may generate increasing amounts of GHG, which could raise important climate change concerns. Murphy works to assess the Company’s governance, strategy, risk identification, and management and measurement of climate risks and opportunities in order to remain in alignment with the TCFD framework. While oversight of the TCFD framework has undergone changes, including relating to the role of the International Financial Reporting Standards Foundation in overseeing the framework, the TCFD framework continues to inform climate-related reporting practices. Murphy’s disclosures related to its alignment with the TCFD framework are included in the Company’s 2024 Sustainability Report issued on August 7, 2024, which is not incorporated by reference hereto.

Other Matters
Impact of inflation – In 2024, many countries worldwide continued to experience moderate inflation, including countries where the Company operates (this follows a sustained period of relatively low inflation prior to 2021). The Company’s revenues, capital and operating costs are influenced to a larger extent by specific price changes in the oil and natural gas industry and allied industries rather than by changes in general inflation. Crude oil prices generally reflect the balance between supply and demand, with crude oil prices being particularly sensitive to OPEC and certain non-OPEC members’ production levels and/or attitudes of traders concerning supply and demand in the future. Costs for oil field goods and services are usually affected by the worldwide prices for crude oil.
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

Murphy will seek to enter new commitments, exercise options to extend contracts and retender contracts for rigs and other industry services which could expose Murphy to the impact of higher costs. Murphy continues to strive toward safely executing our work in an ever-increasingly efficient manner to mitigate possible inflationary pressures in our business.
Natural gas prices are also affected by supply and demand, which are often affected by the weather and by the fact that delivery of natural gas can be restricted to specific geographic areas. Natural gas is also impacted by demand for lower carbon emissions.
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
Although the Company’s engineers are knowledgeable of and follow the guidelines for reserves as established by the SEC, the estimation of reserves requires the engineers to make a significant number of assumptions based on professional judgment. SEC rules require the Company to use an unweighted average of the oil and natural gas prices in effect at the beginning of each month of the year for determining quantities of proved reserves. These historical prices often do not approximate the average price that the Company expects to receive for its oil and natural gas production in the future. The Company often uses significantly different oil and natural gas prices and reserve assumptions when making its own internal economic property evaluations. Changes in oil and natural gas prices can lead to a decision to start up or shut in production, which can lead to revisions to reserves quantities.
Estimated reserves are subject to future revision, certain of which could be substantial, based on the availability of additional information, including reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Reserves revisions inherently lead to adjustments of the Company’s depreciation rates and the timing of settlement of ARO liabilities. Downward reserves revisions can also lead to significant impairment expense. The Company cannot predict the type of oil and natural gas reserves revisions that will be required in future periods.
The Company’s proved reserves of crude oil, natural gas and NGLs are presented on pages 106 to 115 of this Form 10-K report. Murphy’s estimations for proved reserves were generated through the integration of available geoscience, engineering, and economic data (including hydrocarbon prices, operating costs, and development costs), and commercially available technologies, to establish “reasonable certainty” of economic producibility. As defined by the SEC, reasonable certainty of proved reserves describes a high degree of confidence that the quantities will be recovered. In estimating proved reserves, Murphy uses familiar industry-accepted methods for subsurface evaluations, including performance, volumetric, and analog-based studies.
Where appropriate, Murphy includes reliable geologic and engineering technology to estimate proved reserves. Reliable geologic and engineering technology is a method or combination of methods that are field-tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. This integrated approach increases the quality of and confidence in Murphy’s proved reserves estimates. It was utilized in certain undrilled acreage at distances

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

greater than the directly offsetting development spacing areas, and in certain reservoirs developed with the application of improved recovery techniques. Murphy utilized a combination of 3D seismic interpretation, core analysis, wellbore log measurements, well test data, historic production and pressure data, and commercially available seismic processing and numerical reservoir simulation programs. Reservoir parameters from analogous reservoirs were used to strengthen the reserves estimates when available.
See further discussion of proved reserves and changes in proved reserves during the three years ended December 31, 2024 beginning on pages 4 and 106 of this Form 10-K report.
Property, Plant and Equipment - impairment of long-lived assets – The Company continually monitors its long-lived assets recorded in “Property, plant and equipment” in the Consolidated Balance Sheet to ensure that they are fairly presented. The Company must evaluate its property, plant and equipment for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable from undiscounted future net cash flows.
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
In 2024, the Company recognized pretax non-cash impairment charges of $62.9 million to reduce the carrying values at select properties. In the first quarter of 2024, the Company recognized $34.5 million related to the Calliope field, in the Gulf of America, and in the fourth quarter of 2024, the Company recognized $28.4 million related to the Nearly Headless Nick field, in the Gulf of America. Both of the impairment charges were due to subsurface issues that led to reserve reductions. There were no impairments recognized in 2023.
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
The Company has deferred tax assets mostly relating to U.S. net operating losses, liabilities for dismantlement, retirement benefit plan obligations and net deferred tax liabilities relating to tax and accounting basis differences for property, plant and equipment.
The Company routinely evaluates all deferred tax assets to determine the likelihood of their realization and reduces such assets to the expected realizable amount by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for valuation allowances,

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

we consider all available positive and negative evidence. Positive evidence includes projected future taxable income and assessment of future business assumptions, a history of utilizing tax assets before expiration, significant proven and probable reserves and reversals of taxable temporary differences. Negative evidence includes losses in recent years.
As of December 31, 2024 the Company had a U.S. deferred tax asset associated with net operating losses of $289.6 million. In reviewing the likelihood of realizing this asset, the Company considered the reversal of taxable temporary differences, carryforward periods and future taxable income estimates based on projected financial information which, based on currently available evidence, we believe to be reasonably likely to occur. Certain estimates and assumptions are used in the estimation of future taxable income, including (but not limited to) (a) future commodity prices for crude oil, natural gas and NGLs, (b) estimated reserves for crude oil, natural gas and NGLs, (c) expected timing of production, (d) estimated lease operating costs and (e) future capital requirements. In the future, the underlying actual assumptions utilized in estimating future taxable income could be different and result in different conclusions about the likelihood of the future utilization of our net operating loss carryforwards.
Accounting for retirement and postretirement benefit plans – Murphy and certain of its subsidiaries maintain defined benefit retirement plans covering certain full-time employees. The Company also sponsors health care and life insurance benefit plans covering most retired U.S. employees. The expense associated with these plans is estimated by management based on a number of assumptions and with consultation assistance from qualified third-party actuaries. The most important of these assumptions for the retirement plans involve the discount rate used to measure future plan obligations and the expected long-term rate of return on plan assets. For the retiree medical and insurance plans, the most important assumptions are the discount rate for future plan obligations and the health care cost trend rate. Discount rates are based on the universe of high-quality corporate bonds that are available within each country. Cash flow analyses are performed in which a spot yield curve is used to discount projected benefit payment streams for the most significant plans. The discounted cash flows are used to determine an equivalent single rate, which is the basis for selecting the discount rate within each country. Expected plan asset returns are based on long-term expectations for asset portfolios with similar investment mix characteristics. Anticipated health care cost trend rates are determined based on prior experience of the Company and an assessment of near-term and long-term trends for medical and drug costs.
Based on bond yields as of December 31, 2024, the Company has used a weighted average discount rate of 5.63% at year-end 2024 for the primary U.S. plans. This weighted average discount rate is 0.5% higher than prior year, which decreased the Company’s recorded liabilities for retirement plans compared to a year ago. The Company assumed a return on plan assets of 7.60% for the primary U.S. plan and periodically reconsiders the appropriateness of this and other key assumptions. The Company’s retirement and postretirement plan (health care and life insurance benefit plans) expenses in 2025 are expected to be $5.3 million lower than in 2024 primarily due to the decrease in the benefit obligations at December 31, 2024 compared to the prior year, which decreases the interest cost recognized in net periodic benefit costs.
In 2024, the Company paid $35.5 million into various retirement plans and $13.0 million into postretirement plans. In 2025, the Company is expecting to fund payments of approximately $26.4 million into various retirement plans and $4.2 million for postretirement plans. The Company could be required to make additional and more significant funding payments to retirement plans in future years. Future required payments and the amount of liabilities recorded on the balance sheet associated with the plans could be unfavorably affected if the discount rate declines, the actual return on plan assets falls below the assumed return, or the health care cost trend rate increase is higher than expected.

Recent Accounting Pronouncements
See Note B in our Consolidated Financial Statements regarding the impact or potential impact of recent accounting pronouncements upon our financial position and results of operations.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Contractual obligations and guarantees – The Company is obligated to make future cash payments under borrowing arrangements, operating leases, purchase obligations primarily associated with existing capital expenditure plans and other long-term liabilities. Total payments due after 2024 under such contractual obligations and arrangements are shown in the table below. Amounts are undiscounted and therefore may differ to those presented in the financial statements.

(Millions of dollars)	Amount of Obligations
	Total	2025	2026 - 2027	2028 - 2029	After 2029
Debt, excluding interest	$1,284.8	$—	$78.9	$266.2	$939.7
Operating and finance leases	1,009.6	291.7	192.5	118.0	407.4
Capital expenditures, drilling rigs and other ¹	1,294.4	469.8	339.2	160.2	325.2
Other long-term liabilities, including debt interest ²	2,618.0	197.2	262.0	194.9	1,963.9
Total	$6,206.8	$958.7	$872.6	$739.3	$3,636.2
1 Capital expenditures, drilling rigs and other includes $25.3 million, $13.7 million, $7.3 million and $1.1 million, in 2025 for approved capital projects in non-operated interests in the Gulf of America, U.S. Onshore, Canada Offshore and Other Offshore, respectively. Capital expenditures, drilling rigs and other includes $4.7 million in 2026 for approved capital projects in non-operated interests in the Gulf of America.
Also includes $73.1 million (2025), $138.4 million (2026 - 2027), $114.0 million (2028 - 2029) and $256.5 million (After 2029) for pipeline transportation commitments in Canada.
Also includes $3.6 million (2025), $7.1 million (2026 - 2027), $7.1 million (2028 - 2029) and $17.2 million (After 2029) for long-term take or pay commitments relating to natural gas processing in Canada.
Also includes approximately $7.2 million (2025), $25.5 million (2026 - 2027), $25.3 million (2028 - 2029) and $120.0 million (After 2029) for Other Offshore for the purpose of supporting future development activities in Vietnam.
2 Other long-term liabilities, including debt interest, includes future cash outflows for ARO liabilities.
The Company has entered into agreements to lease production facilities for various producing oil fields as well as other arrangements that require future payments as described in the following section. The Company’s share of the contractual obligations under these leases and other arrangements has been included in the table above.
In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. Total outstanding letters of credit were $189.7 million as of December 31, 2024.
Material off-balance sheet arrangements – Certain U.S. transportation contracts require minimum monthly payments through 2045, while Canada Onshore transportation and processing contracts call for minimum monthly payments through 2051. Future required minimum annual payments under these arrangements are included in the contractual obligation table above.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Outlook
The oil and natural gas industry is impacted by global commodity pricing. As a result, the prices for the Company’s primary products are often volatile and are affected by the levels of supply and demand for energy. As discussed in the “Results of Operations” section on revenues, on page 37, lower average crude oil price during 2024 directly impacted the Company’s product sales revenue.
As of close on February 25, 2025, forward price curves for existing forward contracts for the remainder of 2025 and 2026 are shown in the table below:

	2025	2026
WTI ($/BBL)	67.60	64.93
NYMEX ($/MMBTU)	4.44	4.21
AECO (US$ Equivalent/MCF)	1.49	2.21
In 2024, liquids from continuing operations represented approximately 56% of total hydrocarbons produced on a barrels of oil equivalent basis. In 2025, the Company’s ratio of hydrocarbon production represented by liquids is expected to be 57%. If the prices for crude oil and natural gas are lower in 2025 or beyond, this will have an unfavorable impact on the Company’s operating profits; likewise, if prices are higher, this will have a favorable impact. The Company, from time to time, may choose to use a variety of commodity hedge instruments to reduce commodity price risk, including forward sale fixed financial swaps and long-term fixed-price physical commodity sales.
The Company currently expects average daily production in 2025 to be between 181,100 and 189,100 BOEPD (including a noncontrolling interest of 6,600 BOEPD). If significant price declines occur, the Company will review the option of production curtailments to avoid incurring losses on certain produced barrels.
Similar to the overall inflation and higher interest rates in the wider economy, the oil and natural gas industry and the Company are observing higher costs for goods and services used in E&P operations. Murphy continues to manage input costs through its dedicated procurement department focused on managing supply chain and other costs to deliver cash flow from operations.
We cannot predict what impact economic factors (including, but not limited to, inflation, global conflicts and possible economic recession) may have on future commodity pricing. Lower prices, should they occur, will result in lower profits and operating cash flows.
The Company’s capital expenditure spend for 2025 is expected to be between $1,135 million and $1,285 million, excluding noncontrolling interest. Capital and other expenditures are routinely reviewed and planned capital expenditures may be adjusted to reflect differences between budgeted and forecast cash flow during the year. Capital expenditures may also be affected by asset purchases or sales, which often are not anticipated at the time a budget is prepared. The Company will primarily fund its capital program in 2025 using operating cash flow and available cash. If oil and/or natural gas prices weaken, actual cash flow generated from operations could be reduced such that capital spending reductions are required and/or borrowings under available credit facilities might be required during the year to maintain funding of the Company’s ongoing development projects.
The Company plans to utilize surplus cash (not planned to be used by operations, investing activities, dividends or payment to noncontrolling interests), in accordance with the Company’s capital allocation framework designed to allow for additional shareholder returns and debt reduction. Details of the framework can be found in the “Capital Allocation Framework” section of the Company’s Form 8-K filed on August 4, 2022 and Form 8-K filed on August 8, 2024. The Board has authorized a share repurchase program whereby the Company can repurchase up to $1,100 million of the Company’s common stock. As of December 31, 2024, the Company had $650.1 million of its common stock remaining available to repurchase under the program.
Subsequent to year end, as of February 25, 2025, the Company repurchased 3.4 million shares of its common stock in open-market transactions for $95.1 million, excluding taxes and fees. As of this date, the Company had $555.0 million of its common stock remaining available to repurchase under the program.
In addition, subsequent to the balance sheet date, on January 30, 2025, the Board of Directors declared a quarterly cash dividend on the Common Stock of Murphy Oil Corporation of $0.325 per share, or $1.30 per

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

share on an annualized basis. The dividend is payable on March 3, 2025, to stockholders of record as of February 18, 2025.
The Company continues to monitor the impact of commodity prices on its financial position and is currently in compliance with the covenants related to the RCF (see Note F).
As of February 25, 2025, the Company has entered into forward fixed-price delivery contracts to manage risk associated with certain future oil and natural gas sales prices, as follows:

			Volumes (MMCF/d)	Price/MCF	Remaining Period
Area	Commodity	Type			Start Date	End Date
Canada	Natural Gas	Fixed price forward sales	40	C$2.75	1/1/2025	12/31/2025
Canada	Natural Gas	Fixed price forward sales	50	C$3.03	1/1/2026	12/31/2026

			Volumes (MMCF/d)	Price/MCF	Remaining Period
Area	Commodity	Type			Start Date	End Date
United States	Natural Gas	Fixed price derivative swap	40	US$3.58	2/1/2025	6/30/2025
United States	Natural Gas	Fixed price derivative swap	60	US$3.65	7/1/2025	9/30/2025
United States	Natural Gas	Fixed price derivative swap	60	US$3.74	10/1/2025	12/31/2025

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Forward-Looking Statements
This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified through the inclusion of words such as “aim”, “anticipate”, “believe”, “drive”, “estimate”, “expect”, “expressed confidence”, “forecast”, “future”, “goal”, “guidance”, “intend”, “may”, “objective”, “outlook”, “plan”, “position”, “potential”, “project”, “seek”, “should”, “strategy”, “target”, “will” or variations of such words and other similar expressions. These statements, which express management’s current views concerning future events, results and plans, are subject to inherent risks, uncertainties and assumptions (many of which are beyond our control) and are not guarantees of performance. In particular, statements, express or implied, concerning the Company’s future operating results or activities and returns or the Company's ability and decisions to replace or increase reserves, increase production, generate returns and rates of return, replace or increase drilling locations, reduce or otherwise control operating costs and expenditures, generate cash flows, pay down or refinance indebtedness, achieve, reach or otherwise meet initiatives, plans, goals, ambitions or targets with respect to emissions, safety matters or other ESG (environmental/social/governance) matters, make capital expenditures or pay and/or increase dividends or make share repurchases and other capital allocation decisions are forward-looking statements. Factors that could cause one or more of these future events, results or plans not to occur as implied by any forward-looking statement, which consequently could cause actual results or activities to differ materially from the expectations expressed or implied by such forward-looking statements, include, but are not limited to: macro conditions in the oil and natural gas industry, including supply/demand levels, actions taken by major oil exporters and the resulting impacts on commodity prices; geopolitical concerns; increased volatility or deterioration in the success rate of our exploration programs or in our ability to maintain production rates and replace reserves; reduced customer demand for our products due to environmental, regulatory, technological or other reasons; adverse foreign exchange movements; political and regulatory instability in the markets where we do business; the impact on our operations or market of health pandemics such as COVID-19 and related government responses; other natural hazards impacting our operations or markets; any other deterioration in our business, markets or prospects; any failure to obtain necessary regulatory approvals; any inability to service or refinance our outstanding debt or to access debt markets at acceptable prices; or adverse developments in the U.S. or global capital markets, credit markets, banking system or economies in general, including inflation and trade policies. For further discussion of factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement, see “Item 1A. Risk Factors”, which begins on page 13 of this Annual Report on Form 10-K. Investors and others should note that we may announce material information using SEC filings, press releases, public conference calls, webcasts and the investors page of our website. We may use these channels to distribute material information about the Company; therefore, we encourage investors, the media, business partners and others interested in the Company to review the information we post on our website. The information on our website is not part of, and is not incorporated into, this report. Murphy Oil Corporation undertakes no duty to publicly update or revise any forward-looking statements.

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
Commodity Price Risk
There were commodity transactions in place as of December 31, 2024, covering certain future U.S. natural gas sales volumes in 2025. A 10% increase in the respective benchmark price of these commodities would have increased the net payable associated with these derivative contracts by approximately $2.5 million, while a 10% decrease would have decreased the recorded payable by a similar amount, resulting in a receivable.
Foreign Exchange Risk
There were no derivative foreign exchange contracts in place as of December 31, 2024.
Interest Rate Risk
At December 31, 2024, long-term debt was $1,274.5 million. The fixed-rate notes have a weighted average coupon of 6.1%. The Company’s RCF provides for variable interest rate borrowings; however, we did not have any borrowings outstanding as of December 31, 2024 and, therefore, no related exposure to interest rate risk.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information required by this item appears on pages 66 through 123 of this Form 10-K report.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
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
Based on their evaluation, with the participation of the Company’s management, as of December 31, 2024, the principal executive officer and principal financial officer of Murphy Oil Corporation have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by Murphy Oil Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Murphy’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. KPMG LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 and their report is included on page 65 of this Form 10-K report.
There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 9B. OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers of the Company is included on page 28 of this Form 10-K report. Other information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 14, 2025 under the captions “Election of Directors” and “The Board and Committees.”
Murphy Oil has adopted a Code of Ethical Conduct for Executive Management, which can be found under the Corporate Governance tab at ir.murphyoilcorp.com. Stockholders may also obtain, free of charge, a copy of the Code of Ethical Conduct for Executive Management by writing to the Corporate Secretary at 9805 Katy Fwy, Suite G-200, Houston, TX 77024. Any future amendments to or waivers of the Code of Ethical Conduct for Executive Management will be posted on the Company’s Website.
Murphy Oil has also adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and contractors and consultants who have access to material nonpublic information, as well as the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy, including any amendments thereto, is filed as Exhibit 19.1 to this Form 10-K.
Item 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 14, 2025 under the captions “Compensation Discussion and Analysis” and “How We Are Compensated” and in various compensation schedules.
As required by U.S. federal securities laws, the Company implemented its incentive-based compensation recoupment (clawback) policy providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers. We have filed our written recoupment policy as Exhibit 97.1 to this Form 10-K report and as of December 31, 2024, there have been no accounting restatements requiring compensation recoupment.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 14, 2025 under the caption “Our Stockholders” and in the “Equity Compensation Plan Information”.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 14, 2025 under the caption “Election of Directors”.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185.
Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 14, 2025 under the caption “Audit Committee Report”.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    1.    Financial Statements – The consolidated financial statements of Murphy Oil Corporation and consolidated subsidiaries are located or begin on the pages of this Form 10-K report as indicated below.

PART IV
2.    Financial Statement Schedules

Schedule II – Valuation Accounts and Reserves	123
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
Exhibit 4.2 to Form 8-K filed November 27, 2019
4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.9 to Form 10-K filed February 27, 2020
4.7
Sixth Supplemental Indenture dated as of March 5, 2021, between Murphy Oil Corporation and U.S. Bank National Association, as trustee, and Wells Fargo Bank, National Association as series trustee, relating to 6.375% Notes due 2028
Exhibit 4.2 to Form 8-K filed March 5, 2021
4.8	Seventh Supplemental Indenture dated as of October 3, 2024,between Murphy Oil Corporation and Regions Bank, as trustee, relating to 6.000% Notes due 2032	Exhibit 4.2 to Form 8-K filed October 3, 2024
10.1	Murphy Oil Corporation Annual Incentive Plan	Exhibit 10.3 to Form 10-K filed February 25, 2022
10.2	Murphy Oil Corporation 2018 Long-Term Incentive Plan	Exhibit B to definitive proxy statement filed March 23, 2018
10.3	Amendment to the Murphy Oil Corporation 2018 Long-Term Incentive Plan	Exhibit 10.15 to Form 10-K filed February 27, 2020

PART IV

10.4	Form of employee performance-based restricted stock unit – stock settled grant agreement (2018 Long-Term Incentive Plan)	Exhibit 10.14 to Form 10-K filed February 27, 2019
10.5	Form of employee performance-based restricted stock unit – stock settled grant agreement (2018 Long-Term Incentive Plan)	Exhibit 10.17 to Form 10-K filed February 27, 2020
10.6	Form of employee time-based restricted stock unit – stock settled 3-year grant agreement (2018 Long-Term Incentive Plan)	Exhibit 10.15 to Form 10-K filed February 27, 2019
10.7	Form of employee time-based restricted stock unit – stock settled 5-year grant agreement (2018 Long-Term Incentive Plan)	Exhibit 10.16 to Form 10-K filed February 27, 2019
10.8	Murphy Oil Corporation 2020 Long-Term Incentive Plan	Exhibit A to definitive proxy statement filed March 30, 2020
10.9	Form of employee performance-based restricted stock unit – stock settled grant agreement (2020 LTI Plan)	Exhibit 10.21 to Form 10-K filed February 26, 2021
10.10	Form of employee time-based restricted stock unit – stock settled 3-year grant agreement (2020 LTI Plan)	Exhibit 10.22 to Form 10-K filed February 26, 2021
10.11	Form of employee time-based restricted stock unit – stock settled 5-year grant agreement (2020 LTI Plan)	Exhibit 10.23 to Form 10-K filed February 26, 2021
10.12	Form of employee time-based restricted stock unit – cash settled 3-year grant agreement (2020 LTI Plan)	Exhibit 10.24 to Form 10-K filed February 26, 2021
10.13	Form of employee time-based restricted stock unit – cash settled 5-year grant agreement (2020 LTI Plan)	Exhibit 10.25 to Form 10-K filed February 26, 2021
10.14	Murphy Oil Corporation 2018 Stock Plan for Non-Employee Directors	Exhibit A to definitive proxy statement filed March 23, 2018
10.15	First Amendment to the 2018 Stock Plan for Non-Employee Directors	Exhibit 10.1 to Form 8-K filed April 25, 2018
10.16	Second Amendment to the 2018 Stock Plan for Non-Employee Directors	Exhibit 10.24 to Form 10-K filed February 27, 2020
10.17	Form of non-employee director restricted stock unit award – stock settled grant agreement (2018 NED Plan)	Exhibit 10.20 to Form 10-K filed February 27, 2019
10.18	Form of non-employee director restricted stock unit award – stock settled grant agreement (2018 NED Plan)	Exhibit 10.26 to Form 10-K filed February 27, 2020
10.19	Murphy Oil Corporation 2021 Stock Plan for Non-Employee Directors	Exhibit A to definitive proxy statement filed March 26, 2021
10.20	Form of non-employee director restricted stock unit award – stock settled grant agreement (2021 NED Plan)	Exhibit 10.27 to Form 10-Q filed August 5, 2021
10.21	Murphy Oil Corporation Non-Qualified Deferred Compensation Plan for Non-Employee Directors	Exhibit 10.6 to Form 10-K filed February 26, 2016
10.22	Trademark License Agreement dated as of August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc.	Exhibit 10.4 to Form 8-K filed September 5, 2013
10.23	Form of employee performance-based restricted stock unit (2020 LTI Plan)	Exhibit 10.30 to Form 10-K filed February 23, 2024
10.24	Form of employee time-based restricted stock unit – A (2020 LTI Plan)	Exhibit 10.31 to Form 10-K filed February 23, 2024
10.25	Form of employee time-based restricted stock unit – B (2020 LTI Plan)	Exhibit 10.32 to Form 10-K filed February 23, 2024
10.26	Form of employee time-based restricted stock unit – C (2020 LTI Plan)	Exhibit 10.33 to Form 10-K filed February 23, 2024
10.27	Form of employee time-based restricted stock unit – D (2020 LTI Plan)	Exhibit 10.34 to Form 10-K filed February 23, 2024
10.28	Form of non-employee director elective restricted stock unit (2021 NED Plan)	Exhibit 10.35 to Form 10-Q filed May 2, 2024
10.29	Severance Protection Agreement dated as of August 7, 2013 between Murphy Oil Corporation and Roger W. Jenkins	Exhibit 10.1 to Form 8-K filed August 9, 2013

PART IV

10.30	Amendment to Severance Protection Agreement dated as of August 7, 2013, between Murphy Oil Corporation and Roger W. Jenkins	Exhibit 10.1 to Form 10-Q filed May 2, 2019
10.31
Credit Agreement, dated as of October 7, 2024, among Murphy Oil Corporation, Murphy Exploration & Production Company – International and Murphy Oil Company Ltd., as borrowers, JPMorgan Chase Bank N.A., as administrative agent, and the lenders party thereto
Exhibit 10.1 to Form 8-K filed October 7, 2024
*10.32		Form of Severance Protection Agreement
*10.33
First Amendment to the New Credit Agreement dated as of February 6, 2025 among Murphy Oil Corporation, Murphy Exploration & Production Company – International and Murphy Oil Company Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party hereto

*19.1		Murphy Oil Corporation Insider Trading Policy
*21.1		Subsidiaries of Murphy Oil Corporation
*23.1		Consent of Independent Registered Public Accounting Firm
*23.2		Consent of Ryder Scott Company, L.P.
*23.3		Consent of McDaniel & Associates Consultants Ltd.
*23.4		Consent of Netherland, Sewell & Associates, Inc.
*31.1		Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2		Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Murphy Oil Corporation Compensation Recoupment Policy	Exhibit 10.29 to Form 10-K filed February 23, 2024
*99.1		Ryder Scott independent reserves audit report for MP GOM JV
*99.2		McDaniel independent reserves audit report for Canada Onshore proved crude oil and natural gas reserves
*99.3		Netherland, Sewell & Associates, Inc. independent reserves audit report U.S. Gulf of Mexico
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
Item 16. FORM 10-K SUMMARY
None.

PART IV
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MURPHY OIL CORPORATION

By	/s/ ERIC M. HAMBLY	Date:	February 27, 2025
Eric M. Hambly, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2025 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ CLAIBORNE P. DEMING	/s/ JAMES V. KELLEY
Claiborne P. Deming, Chairman and Director	James V. Kelley, Director

/s/ ERIC M. HAMBLY	/s/ R. MADISON MURPHY
Eric M. Hambly, President and Chief Executive Officer and Director (Principal Executive Officer)	R. Madison Murphy, Director

/s/ LAWRENCE R. DICKERSON	/s/ JEFFREY W. NOLAN
Lawrence R. Dickerson, Director	Jeffrey W. Nolan, Director

/s/ MICHELLE A. EARLEY	/s/ ROBERT N. RYAN, JR.
Michelle A. Earley, Director	Robert N. Ryan, Jr., Director

/s/ ELISABETH W. KELLER	/s/ LAURA A. SUGG
Elisabeth W. Keller, Director	Laura A. Sugg, Director

/s/ ROBERT B. TUDOR, III	/s/ THOMAS J. MIRELES
Robert B. Tudor, III, Director	Thomas J. Mireles, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

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
An independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) and provides an objective, independent opinion about the Company’s consolidated financial statements. The Audit Committee of the Board of Directors appoints the independent registered public accounting firm; ratification of the appointment is solicited annually from the shareholders. KPMG LLP’s opinion covering the Company’s consolidated financial statements can be found on page 63.
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
Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
KPMG LLP has performed an audit of the Company’s internal control over financial reporting, and their opinion thereon can be found on page 65.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Murphy Oil Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Murphy Oil Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Estimated oil and gas reserves used in the depletion of producing oil and gas properties
As discussed in Note A to the consolidated financial statements, the Company calculates depletion expense related to producing oil and gas properties using the units-of-production method. Under this method, costs to acquire interests in oil and gas properties and costs for the drilling and completion efforts for exploratory wells that find proved reserves and for development wells are capitalized. Capitalized costs of producing oil and gas properties, along with equipment and facilities that support production, are amortized to expense by the units-of-production method. The Company’s internal petroleum reserve engineers estimate proved oil and gas reserves and the Company engages third-party petroleum reserve specialists to perform an independent assessment. For the year ended December 31, 2024, the Company recorded depreciation, depletion, and amortization expense of $865.8 million.
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
February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Murphy Oil Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Murphy Oil Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Houston, Texas
February 27, 2025

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31 (Thousands of dollars except share amounts)		2024	2023
ASSETS
Current assets
Cash and cash equivalents		$423,569	$317,074
Accounts receivable, net		272,530	343,992
Inventories	Note E	54,858	54,454
Prepaid expenses		34,322	36,674
Total current assets		785,279	752,194
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $13,811,539 in 2024 and $13,135,385 in 2023	Note D	8,054,653	8,225,197
Operating lease assets	Note T	777,536	745,185
Deferred income taxes	Note H	—	435
Deferred charges and other assets		50,011	43,686
Total assets		$9,667,479	$9,766,697
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt, finance lease	Note F	$871	$723
Accounts payable		472,165	446,891
Income taxes payable		19,003	21,007
Other taxes payable		31,685	29,339
Operating lease liabilities	Note T	253,208	207,840
Other accrued liabilities		117,802	130,033
Current asset retirement obligations [1]	Note G	48,080	10,712
Total current liabilities		942,814	846,545
Long-term debt, including finance lease obligation	Note F	1,274,502	1,328,352
Asset retirement obligations	Note G	960,804	904,051
Deferred credits and other liabilities		274,345	309,605
Non-current operating lease liabilities	Note T	537,381	551,845
Deferred income taxes	Note H	335,790	276,646
Total liabilities		$4,325,636	$4,217,044
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued		$—	$—
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares in 2024 and 195,100,628 shares in 2023		195,101	195,101
Capital in excess of par value		848,950	880,297
Retained earnings		6,773,289	6,546,079
Accumulated other comprehensive loss	Note N	(628,072)	(521,117)
Treasury stock		(1,995,018)	(1,737,566)
Murphy Shareholders' Equity		5,194,250	5,362,794
Noncontrolling interest		147,593	186,859
Total equity		5,341,843	5,549,653
Total liabilities and equity		$9,667,479	$9,766,697
1 The prior-period amount has been reclassified to conform to the current period presentation.
The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31 (Thousands of dollars except per share amounts)	2024	2023	2022
Revenues and other income
Revenue from production	$3,014,856	$3,376,639	$4,038,451
Sales of purchased natural gas	3,742	72,215	181,689
Total revenue from sales to customers	3,018,598	3,448,854	4,220,140
(Loss) on derivative instruments	(1,707)	—	(320,410)
Gain on sale of assets and other operating income	11,583	11,293	32,932
Total revenues and other income	3,028,474	3,460,147	3,932,662
Costs and expenses
Lease operating expenses	936,960	784,391	679,342
Severance and ad valorem taxes	39,162	42,787	57,012
Transportation, gathering and processing	210,827	232,985	212,711
Costs of purchased natural gas	3,147	51,682	171,991
Exploration expenses, including undeveloped lease amortization	133,538	234,776	133,197
Selling and general expenses	110,085	117,306	131,121
Depreciation, depletion and amortization	865,753	861,602	776,817
Accretion of asset retirement obligations	52,511	46,059	46,243
Impairment of assets	62,909	—	—
Other operating expense	10,989	46,530	137,518
Total costs and expenses	2,425,881	2,418,118	2,345,952
Operating income from continuing operations	602,593	1,042,029	1,586,710
Other income (loss)
Other income (loss)	70,902	(8,587)	14,310
Interest expense, net	(105,926)	(112,373)	(150,759)
Total other loss	(35,024)	(120,960)	(136,449)
Income from continuing operations before income taxes	567,569	921,069	1,450,261
Income tax expense	78,272	195,921	309,464
Income from continuing operations	489,297	725,148	1,140,797
Loss from discontinued operations, net of income taxes	(2,812)	(1,467)	(2,078)
Net income including noncontrolling interest	486,485	723,681	1,138,719
Less: Net income attributable to noncontrolling interest	79,314	62,122	173,672
NET INCOME ATTRIBUTABLE TO MURPHY	$407,171	$661,559	$965,047
NET INCOME (LOSS) PER COMMON SHARE – BASIC
Continuing operations	$2.73	$4.27	$6.23
Discontinued operations	(0.02)	(0.01)	(0.01)
Net income	$2.71	$4.26	$6.22
NET INCOME (LOSS) PER COMMON SHARE – DILUTED
Continuing operations	$2.72	$4.23	$6.14
Discontinued operations	(0.02)	(0.01)	(0.01)
Net income	$2.70	$4.22	$6.13
Cash dividends per common share	$1.200	$1.100	$0.825
Average common shares outstanding (thousands)
Basic	150,011	155,234	155,277
Diluted	151,027	156,646	157,475

The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31 (Thousands of dollars)	2024	2023	2022
Net income including noncontrolling interest	$486,485	$723,681	$1,138,719
Other comprehensive income (loss), net of tax
Net (loss) gain from foreign currency translation	(134,692)	36,598	(106,335)
Retirement and postretirement benefit plans	27,737	(23,029)	99,360
Other comprehensive income (loss)	(106,955)	13,569	(6,975)
Comprehensive income including noncontrolling interest	379,530	737,250	1,131,744
Less: Comprehensive income attributable to noncontrolling interest	79,314	62,122	173,672
COMPREHENSIVE INCOME ATTRIBUTABLE TO MURPHY	$300,216	$675,128	$958,072

The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Thousands of dollars)	2024	2023	2022
Operating Activities
Net income including noncontrolling interest	$486,485	$723,681	$1,138,719
Adjustments to reconcile net income to net cash provided by continuing operations activities
Depreciation, depletion and amortization	865,753	861,602	776,817
Unsuccessful exploration well costs and previously suspended exploration costs	73,201	169,795	82,085
Deferred income tax expense	72,434	179,823	286,079
Impairment of assets	62,909	—	—
Accretion of asset retirement obligations	52,511	46,059	46,243
Long-term non-cash compensation	45,057	61,953	89,246
Amortization of undeveloped leases	9,587	10,925	13,300
Loss from discontinued operations	2,812	1,467	2,078
Mark-to-market loss (gain) on derivative instruments	1,707	—	(214,788)
Contingent consideration payment	—	(139,574)	—
Mark-to-market loss on contingent consideration	—	7,113	78,285
Gain from sale of assets	—	—	(17,899)
Other operating activities, net	(18,349)	(74,728)	(34,193)
Net decrease (increase) in non-cash working capital	74,883	(99,361)	(65,728)
Net cash provided by continuing operations activities	1,728,990	1,748,755	2,180,244
Investing Activities
Property additions and dry hole costs	(908,164)	(1,066,015)	(985,461)
Acquisition of oil and natural gas properties	—	(35,578)	(128,538)
Proceeds from sales of property, plant and equipment	—	102,913	4,528
Net cash required by investing activities	(908,164)	(998,680)	(1,109,471)
Financing Activities
Retirement of debt	(650,112)	(498,175)	(647,707)
Early redemption of debt cost	(15,700)	—	(8,295)
Debt issuance	600,000	—	—
Debt issuance cost	(10,145)	—	—
Borrowings on revolving credit facility	350,000	600,000	400,000
Repayment of revolving credit facility	(350,000)	(600,000)	(400,000)
Issue costs of revolving credit facility	(14,718)	(20)	(14,353)
Repurchase of common stock	(301,350)	(150,022)	—
Cash dividends paid	(179,961)	(170,978)	(128,219)
Distributions to noncontrolling interest	(118,580)	(29,382)	(183,038)
Withholding tax on stock-based incentive awards	(25,310)	(14,276)	(17,631)
Finance lease obligation payments	(665)	(622)	(636)
Contingent consideration payment	—	(60,243)	(81,742)
Net cash required by financing activities	(716,541)	(923,718)	(1,081,621)
Net cash required by discontinued operations	—	—	(14,500)
Effect of exchange rate changes on cash and cash equivalents	2,210	(1,246)	(3,873)
Net increase (decrease) in cash and cash equivalents	106,495	(174,889)	(29,221)
Cash and cash equivalents at beginning of period	317,074	491,963	521,184
Cash and cash equivalents at end of period	$423,569	$317,074	$491,963

The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31 (Thousands of dollars except number of shares)	2024	2023	2022
Common Stock
Balance at beginning and end of year - par $1.00, authorized 450,000,000 shares at December 31, 2024, 2023 and 2022, issued 195,100,628 shares at December 31, 2024, 2023 and 2022	195,101	195,101	195,101
Capital in Excess of Par Value
Balance at beginning of year	880,297	893,578	926,698
Restricted stock transactions and other [1]	(70,539)	(42,667)	(58,362)
Share-based compensation	39,192	29,386	25,242
Balance at end of year	848,950	880,297	893,578
Retained Earnings
Balance at beginning of year	6,546,079	6,055,498	5,218,670
Net income attributable to Murphy	407,171	661,559	965,047
Cash dividends paid	(179,961)	(170,978)	(128,219)
Balance at end of year	6,773,289	6,546,079	6,055,498
Accumulated Other Comprehensive Loss
Balance at beginning of year	(521,117)	(534,686)	(527,711)
Foreign currency translation (loss) gain, net of income taxes	(134,692)	36,598	(106,335)
Retirement and postretirement benefit plans, net of income taxes	27,737	(23,029)	99,360
Balance at end of year	(628,072)	(521,117)	(534,686)
Treasury Stock
Balance at beginning of year	(1,737,566)	(1,614,717)	(1,655,447)
Repurchase of common stock	(302,681)	(151,241)	—
Awarded restricted stock, net of forfeitures	45,229	28,392	40,730
Balance at end of year – 49,255,504 shares of common stock in 2024, 42,351,986 shares of common stock in 2023 and 39,633,309 shares of common stock in 2022	(1,995,018)	(1,737,566)	(1,614,717)
Murphy Shareholders’ Equity	5,194,250	5,362,794	4,994,774
Noncontrolling Interest
Balance at beginning of year	186,859	154,119	163,485
Net income attributable to noncontrolling interest	79,314	62,122	173,672
Distributions to noncontrolling interest owners	(118,580)	(29,382)	(183,038)
Balance at end of year	147,593	186,859	154,119
Total Equity	$5,341,843	$5,549,653	$5,148,893
1 Prior-period amounts have been aggregated to conform to the current period presentation.
The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the consolidated financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 71-105 of the Form 10-K report.
Note A – Significant Accounting Policies
NATURE OF BUSINESS – Murphy Oil Corporation is an international oil and natural gas company that conducts its business through various operating subsidiaries. The Company primarily produces oil and natural gas in the U.S. and Canada and conducts oil and natural gas exploration activities worldwide.
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of Murphy Oil Corporation and all majority-owned subsidiaries and are presented in conformity with GAAP. Undivided interests in oil and natural gas joint ventures are consolidated on a proportionate basis. Investments in affiliates in which the Company owns from 20% to 50% are accounted for by the equity method. Murphy reports 100% of the sales volume, revenues, costs, assets and liabilities including the 20% noncontrolling interest in MP GOM in accordance with accounting for noncontrolling interest as prescribed by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810-10-45, “Consolidations”. Other investments are generally carried at cost. Intercompany accounts and transactions are eliminated.
USE OF ESTIMATES – Preparing the financial statements of the Company in accordance with GAAP requires management to make a number of estimates and assumptions that affect the reporting of amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.
REVENUE RECOGNITION – Revenues from sales of crude oil, natural gas and NGLs are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customer; the amount of revenue recognized reflects the consideration expected in exchange for those commodities. The Company measures revenue based on consideration specified in a contract and excludes taxes and other amounts collected on behalf of third parties. Revenues from the production of oil and natural gas properties, in which Murphy shares in the undivided interest with other producers, are recognized based on the actual volumes sold by the Company during the period. Natural gas imbalances occur when the Company’s actual natural gas sales volumes differ from its proportional share of production from the well. The Company follows the sales method of accounting for these natural gas imbalances. The Company records a liability for natural gas imbalances when it has sold more than its working interest of natural gas production and the estimated remaining reserves make it doubtful that partners can recoup their share of production from the field. At December 31, 2024 and 2023, the liabilities for natural gas balancing were immaterial. Gains and losses on asset disposals or retirements are included in net income/(loss) as a component of revenues.
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
ACCOUNTS RECEIVABLE – At December 31, 2024 and 2023, the Company’s accounts receivable primarily consisted of amounts owed to the Company by customers for sales of crude oil and natural gas and operating costs related to joint venture partners working interest share. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on these receivables. The Company reviews this allowance for adequacy at least quarterly and bases its assessment on a combination of current information about its customers, joint venture partners and historical write-off experience. Any trade accounts receivable balances written off are charged against the allowance for doubtful accounts. The Company has not experienced any significant credit-related losses in the past three years.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note A – Significant Accounting Policies (Continued)
INVENTORIES – Amounts included in the Consolidated Balance Sheets include unsold crude oil production and materials and supplies associated with oil and natural gas production operations. Unsold crude oil production is carried in inventory at the lower of cost (applied on a first-in, first-out basis and including costs incurred to bring the inventory to its existing condition), or market. Materials and supplies inventories are valued at the lower of average cost or estimated market value and generally consist of tubulars and other drilling equipment. See Note E.
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
Oil and natural gas properties are evaluated by field for potential impairment. Other properties are evaluated for impairment on a specific asset basis or in groups of similar assets as applicable. An impairment is assessed when there is an indication that the estimated undiscounted future net cash flows of an asset are less than its carrying value. If an impairment occurs, the carrying value of the impaired asset is reduced to its fair value. See Note D for further discussion of impairment charges.
The Company records a liability for ARO equal to the fair value of the estimated cost to retire an asset. The ARO liability is initially recorded in the period in which the obligation meets the definition of a liability, which is generally when a well is drilled, or the asset is placed in service. The ARO liability is estimated by the Company’s engineers using existing regulatory requirements and anticipated future inflation rates. When the liability is initially recorded, the Company increases the carrying amount of the related long-lived asset by an amount equal to the original liability. The liability is increased over time to reflect the change in its present value and the capitalized cost is depreciated over the useful life of the related long-lived asset. The Company reevaluates the adequacy of its recorded ARO liability at least annually. Actual costs of asset retirements such as dismantling oil and natural gas production facilities, plugging and abandoning wells and restoring sites are charged against the related liability. Any difference between costs incurred upon settlement of an ARO and the recorded liability is recognized as a gain or loss in the Company’s earnings. See Note G for further discussion.
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
LEASES – At inception, contracts are assessed for the presence of a lease according to criteria laid out by ASC 842, “Leases”. If a lease is present, further criteria is assessed to determine if the lease should be classified as an operating or finance lease. Operating leases are presented on the Consolidated Balance Sheets as “Operating lease assets” with the corresponding lease liabilities presented in “Operating lease liabilities” and “Non-current operating lease liabilities”. Finance lease assets are presented on the Consolidated Balance Sheets within

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note A – Significant Accounting Policies (Continued)
“Property, plant and equipment”, with the corresponding liabilities presented in “Current maturities of long-term debt, finance lease” and “Long-term debt, including finance lease obligation”.
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
ENVIRONMENTAL LIABILITIES – A liability for environmental matters is established when it is probable that an environmental obligation exists, and the cost can be reasonably estimated. If there is a range of reasonably estimated costs, the most likely amount will be recorded. If no amount is most likely, the minimum of the range is used. Related expenditures are charged against the liability. Environmental remediation liabilities have not been discounted for the time value of future expected payments. Environmental expenditures that have future economic benefit are capitalized.
INCOME TAXES – The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities arising from differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse. The Company routinely assesses the realizability of deferred tax assets based on available evidence, including assumptions of future taxable income, tax planning strategies and other pertinent factors. A deferred tax asset valuation allowance is recorded when evidence indicates that it is more likely than not that all or a portion of these deferred tax assets will not be realized in a future period.
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
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – The fair value of a derivative instrument is recognized as an asset or liability in the Company’s Consolidated Balance Sheets. Upon entering into a derivative contract, the Company may designate the derivative as either a fair value hedge or a cash flow hedge, or it may decide that the contract is not a hedge for accounting purposes, and thenceforth, recognize changes in the fair value of the contract in earnings. Sale and purchase contracts in the normal course of business are not designated as hedges for accounting purposes.
The Company documents the relationship between the derivative instrument designated as a hedge and the hedged items as well as its risk management objectives and strategy. Derivative instruments designated as fair value or cash flow hedges are linked to specific assets and liabilities or to specific firm commitments or forecasted transactions. The Company assesses at inception and on an ongoing basis, whether a derivative instrument accounted for as a hedge is highly effective in offsetting changes in the fair value or cash flows of the hedged item. A derivative that is not a highly effective hedge does not qualify for hedge accounting. The change in the fair value of a qualifying fair value hedge is recorded in earnings along with the gain or loss on the hedged item. The effective portion of the change in the fair value of a qualifying cash flow hedge is recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets until the hedged item is recognized currently in earnings. If a derivative instrument no longer qualifies as a cash flow hedge and the underlying forecasted transaction is no longer probable of occurring, hedge accounting is discontinued, and the gain or loss recorded in “Accumulated other comprehensive loss” is recognized immediately in earnings. All

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note A – Significant Accounting Policies (Continued)
commodity price derivatives for the periods provided are not designated as cash flow or fair value hedges and therefore changes in fair value are recognized in earnings.
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
STOCK-BASED COMPENSATION
Equity-Settled Awards – The fair value of awarded stock options, restricted stock units and other stock-based compensation that are settled with Company shares is determined based on a combination of management assumptions and the market value of the Company’s common stock. The Company uses a Monte Carlo valuation model to determine the fair value of performance-based restricted stock units (PSUs) with market based conditions, and expense is recognized over the three-year vesting period. The fair value of PSUs with performance-based conditions and time-based restricted stock units (RSUs) is determined based on the price of Company stock on the date of grant and expense is recognized over the vesting period.
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
NET INCOME (LOSS) PER COMMON SHARE – Basic net income (loss) per common share is computed by dividing net income (loss) for each reporting period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) for each reporting period by the weighted average number of common shares outstanding during the period plus the effects of all potentially dilutive common shares. Dilutive securities are not included in the computation of diluted income (loss) per share when a net loss occurs, as the inclusion would have the effect of reducing the diluted loss per share. See Note L.
Note B – New Accounting Principles and Recent Accounting Pronouncements
Accounting Principles Adopted
Reportable Segment Disclosures. In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard requires additional disclosures about operating segments, including segment expense information provided to the chief operating decision maker, and extends certain disclosure requirements to interim periods. The Company adopted this standard in the fourth quarter of 2024. The adoption did not impact the determination of significant segments and had no material impact on the Company’s consolidated financial statements. These new disclosure requirements are applied retrospectively to all prior periods included in the financial statements. Refer to Note S.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note B - New Accounting Principles and Recent Accounting Pronouncements (Continued)

Recent Accounting Pronouncements
Expense Disaggregation Disclosures. In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard becomes effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The standard requires specified information about certain costs and expenses presented on the face of the income statement to be further disaggregated in the notes to the financial statements. In addition, the standard requires certain expense and cost information that is not separately disaggregated to be qualitatively described. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.
Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard becomes effective for annual periods beginning after December 15, 2024. The update requires financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, as well as income taxes paid disaggregated by jurisdiction. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.
Note C – Revenue from Contracts with Customers
Nature of Goods and Services
The Company explores for and produces crude oil, natural gas and NGLs (collectively referred to as oil and natural gas) in select basins around the world. The Company’s revenue from sales of oil and natural gas production activities is primarily subdivided into two key geographic segments: the U.S. and Canada. Additionally, revenue from sales to customers is generated from three primary revenue streams: crude oil, natural gas and NGLs.
For operated oil and natural gas production where a non-operated working interest owner does not take in kind its proportionate interest in the produced commodity, the Company acts as an agent for the working interest owner and recognizes revenue only for its own share of the commingled production. The exception to this is the reporting of the noncontrolling interest in MP GOM as prescribed by GAAP.
U.S. - In the U.S., the Company primarily produces oil and natural gas from fields in the Eagle Ford Shale area of South Texas and in the Gulf of America. Revenue is generally recognized when oil and natural gas is transferred to the customer at the delivery point. Revenue recognized is largely index-based with price adjustments for floating market differentials.
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
Disaggregation of Revenue
The Company reviews performance-based on two key geographical segments and between onshore and offshore sources of revenue within these geographies.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note C - Revenue from Contracts with Customers (Continued)
The Company’s revenues and other income for each of the three years presented were as follows.

	Years Ended December 31,
(Thousands of dollars)	2024	2023	2022
Net crude oil and condensate revenue
United States - Onshore	$586,584	$676,139	$856,219
United States - Offshore [1]	1,777,723	2,072,353	2,229,658
Canada - Onshore	70,855	78,088	131,400
Canada - Offshore	193,961	78,650	117,747
Other	6,537	11,022	22,824
Total crude oil and condensate revenue	2,635,660	2,916,252	3,357,848
Net natural gas liquids revenue
United States - Onshore	32,853	33,178	64,015
United States - Offshore [1]	38,858	47,434	60,424
Canada - Onshore	7,454	8,914	18,338
Total natural gas liquids revenue	79,165	89,526	142,777
Net natural gas revenue
United States - Onshore	17,443	21,346	64,037
United States - Offshore [1]	50,329	71,332	161,160
Canada - Onshore	232,259	278,183	312,629
Total natural gas revenue	300,031	370,861	537,826
Revenue from production	3,014,856	3,376,639	4,038,451
Sales of purchased natural gas [2]
United States - Offshore	—	—	204
Canada - Onshore	3,742	72,215	181,485
Total sales of purchased natural gas	3,742	72,215	181,689
Total revenue from sales to customers	3,018,598	3,448,854	4,220,140
(Loss) on derivative instruments	(1,707)	—	(320,410)
Gain on sale of assets and other operating income	11,583	11,293	32,932
Total revenues and other income	$3,028,474	$3,460,147	$3,932,662
1 Includes revenue attributable to noncontrolling interest in MP GOM.
2 Purchases of natural gas are reported on a gross basis when Murphy takes control of the product and has risks and rewards of ownership. Sales of natural gas are reported when the contractual performance obligations are satisfied. This occurs at the time the product is delivered to a third party purchaser at the contractually determinable price.
Contract Balances and Asset Recognition
As of December 31, 2024 and 2023, receivables from contracts with customers, net of royalties and associated payables, on the balance sheet from continuing operations, were $178.3 million and $193.7 million, respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on a forward-looking expected loss model in accordance with ASU 2016-13, the Company did not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.
The Company has not entered into any revenue contracts that have financing components as of December 31, 2024, 2023 or 2022.
The Company does not employ sales incentive strategies such as commissions or bonuses for obtaining sales contracts. For the periods presented, the Company did not identify any assets to be recognized associated with the costs to obtain a contract with a customer.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note C - Revenue from Contracts with Customers (Continued)
Performance Obligations
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
As of December 31, 2024, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period over 12 months starting at the inception of the contract:

Long-Term Contracts Outstanding at December 31, 2024
Location	Commodity	End Date	Description	Approximate Volumes
U.S.	Natural Gas and NGLs	Q2 2030	Deliveries from dedicated acreage in Eagle Ford	As produced
Canada	Natural Gas	Q4 2025	Contracts to sell natural gas at USD index pricing	25 MMCFD
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at USD index pricing	49 MMCFD
Canada	Natural Gas	Q4 2027	Contracts to sell natural gas at USD index pricing	30 MMCFD
Canada	Natural Gas	Q4 2028	Contracts to sell natural gas at USD index pricing	10 MMCFD
Canada	Natural Gas	Q4 2025	Contracts to sell natural gas at CAD fixed pricing	40 MMCFD
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at CAD fixed pricing	50 MMCFD
Canada	NGLs	Q2 2025	Contracts to sell NGLs at CAD index pricing	As produced
The fixed price contracts above are accounted for as normal sales and purchases for accounting purposes.
Note D – Property, Plant and Equipment
The Company’s property, plant and equipment assets for the respective periods are presented as follows:

	December 31, 2024			December 31, 2023
(Thousands of dollars)	Cost	Net		Cost	Net
Exploration and production ¹	$21,716,358	$8,021,620	[2]	$21,228,490	$8,201,475	[2]
Corporate and other	149,834	33,033		132,092	23,722
Property, plant and equipment	$21,866,192	$8,054,653		$21,360,582	$8,225,197
¹ Includes unproved mineral rights as follows:	$283,015	$151,341		$351,000	$228,329
2  Includes $13,335 in 2024 and $15,356 in 2023 related to administrative assets and support equipment.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note D – Property, Plant and Equipment (Continued)
During the third quarter of 2022, the Company completed the disposition of its 62.5% working interest of the Thunder Hawk field for a purchase price of $20.0 million less closing adjustments of $23.1 million, resulting in a total net payment to the buyer of $3.1 million. Additionally, the buyer assumed the ARO liabilities of approximately $47.9 million. A $17.9 million gain on sale was recorded in the period related to the sale. In September 2022, the Company completed the disposition of its working interests in Block CA-2 in Brunei for contingent consideration valued at approximately $8.7 million. No gain or loss was recorded related to this sale.
Acquisitions
In August 2022, the Company acquired an additional working interest of 3.37% in the non-operated Lucius field for a purchase price of $78.5 million, net of closing adjustments. In June 2022, the Company acquired an additional working interest of 11.0% in the non-operated Kodiak field for a purchase price of $50.0 million, net of closing adjustments.
Impairments
In 2024, the Company recorded a pretax impairment charge of $62.9 million. In the first quarter of 2024, the Company recorded an impairment charge of $34.5 million related to the Calliope field, and in the fourth quarter of 2024, the Company recorded an impairment charge of $28.4 million related to the Nearly Headless Nick field. Both of the impairments were the result of operational issues that led to reserve reductions. There were no impairments recognized in 2023 and 2022.
The following table reflects the recognized before tax impairments for each of the three years presented.

(Thousands of dollars)	2024	2023	2022
United States - Offshore	$62,909	$—	$—
	$62,909	$—	$—
Exploratory Wells
Under FASB guidance, exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well, and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project.
At December 31, 2024, 2023 and 2022, the Company had total capitalized drilling costs pending the determination of proved reserves of $72.1 million, $49.1 million and $171.9 million, respectively. The following table reflects the net changes in capitalized exploratory well costs for each of the three years presented.

(Thousands of dollars)	2024	2023	2022
Beginning balance at January 1	$49,118	$171,860	$179,481
Additions pending the determination of proved reserves	49,408	48	33,440
Reclassifications to proved properties based on the determination of proved reserves	—	(82,185)	—
Divestment	—	—	(7,915)
Capitalized exploration well costs charged to expense	(26,471)	(40,605)	(33,146)
Ending balance at December 31	$72,055	$49,118	$171,860
Capital additions of $49.4 million, for the year ended December 31, 2024, are mainly for the non-operated Ocotillo #1 (Mississippi Canyon 40) exploration well in the Gulf of America and the Hai Su Vang-1X (Golden Sea Lion), Block 15/2-17 exploration well in Vietnam. Capitalized well costs charged to dry hole expense of $26.5 million, for the year ended December 31, 2024, related to the Hoffe Park #1 (Mississippi Canyon 166) exploration well.
The preceding table excludes well costs of $46.7 million and $129.2 million incurred and expensed directly to dry hole during the year ended December 31, 2024 and 2023, respectively. In 2024, these costs primarily include $27.6 million for the non-operated Orange #1 (Mississippi Canyon 216) and $26.1 million for the Sebastian #1 (Mississippi Canyon 387) exploration wells in the Gulf of America. In 2023, the amount primarily includes $82.0 million for the Chinook #7 (Walker Ridge 425) and $47.2 million for the non-operated Oso #1 (Atwater Valley 138) exploration wells in the Gulf of America.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note D – Property, Plant and Equipment (Continued)
The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed for each individual well.

	2024		2023		2022
(Thousands of dollars)	Amount	No. of Wells	Amount	No. of Wells	Amount	No. of Wells
Aging of capitalized well costs
Zero to one year	$49,790	5	$—	—	$15,527	2
One to two years	—	—	—	—	13,307	2
Two to three years	—	—	2,698	1	—	—
Three years or more	22,265	3	46,420	3	143,026	5
	$72,055	8	$49,118	4	$171,860	9
Of the $22.3 million of exploratory well costs capitalized more than one year at December 31, 2024, $15.1 million was in Vietnam, $4.4 million was in Canada and $2.7 million was in Brunei. In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.
Note E – Inventories
Inventories consisted of the following for the respective periods presented:

	December 31,
(Thousands of dollars)	2024	2023
Unsold crude oil	$18,745	$10,304
Materials and supplies	36,113	44,150
Inventories	$54,858	$54,454

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note F – Financing Arrangements and Debt
Long-term debt for the respective periods presented consisted of the following:

	December 31,
(Thousands of dollars)	2024	2023
Notes payable
5.875% notes, due December 2027	$78,899	$443,249
6.375% notes, due July 2028	148,590	372,226
7.05% notes, due May 2029	117,582	179,708
6.00% notes, due October 2032	600,000	—
5.875% notes, due December 2042 ¹	339,761	339,761
Total notes payable	1,284,832	1,334,944
Unamortized debt issuance cost and discount on notes payable	(14,336)	(10,107)
Total notes payable, net of unamortized discount	1,270,496	1,324,837
Finance lease obligations, due through November 2034	4,877	4,238
Total debt including current maturities	1,275,373	1,329,075
Current maturities	(871)	(723)
Total long-term debt	$1,274,502	$1,328,352
1 Coupon rate may fluctuate 25 basis points if rating is periodically downgraded or upgraded by S&P and Moody’s.
The amounts of long-term principal repayable over each of the next five years and thereafter are as follows: nil in 2025, nil in 2026, $78.9 million in 2027, $148.6 million in 2028, $117.6 million in 2029 and $939.8 million thereafter.
The Company also has a shelf registration statement on file with the SEC that permits the offer and sale of debt and/or equity securities through October 15, 2027.
Revolving Credit Facility
During the fourth quarter of 2024, the Company entered into a credit agreement governing a $1.35 billion senior unsecured guaranteed RCF with a maturity date of October 7, 2029. The RCF extends the borrowing term and increases the borrowing capacity of the previous RCF. On the date the Company achieves certain credit ratings (Investment Grade Ratings Date), certain covenants will be modified as set forth in the RCF. In addition, prior to Investment Grade Ratings Date, the Company will be required to comply with a maximum consolidated leverage ratio of 3.25x and a minimum consolidated interest coverage ratio of 2.50x. From and after the Investment Grade Ratings Date, the Company will be required to comply with a maximum ratio of consolidated total debt to consolidated total capitalization of 60%. Borrowings under the RCF bear interest at rates based on either the “Alternate Base Rate”, the “Adjusted Term Secured Overnight Financing Rate (SOFR) Rate”, or the “Adjusted Daily Simple SOFR Rate”, respectively, plus the “Applicable Rate”. The “Alternate Base Rate” of interest is the highest of (a) the Wall Street Journal prime rate in effect on such day, (b) the New York Federal Reserve Bank Rate in effect on such day plus ½ of 1% and (c) the Adjusted Term SOFR Rate for a one month interest period as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day) plus 1%. The “Adjusted Term SOFR Rate” of interest is equal to (a) the Term SOFR Rate for such Interest Period, plus (b) 0.10%. The “Adjusted Daily Simple SOFR Rate” of interest is equal to (a) the Daily Simple SOFR, plus (b) 0.10%. The “Applicable Rate” of interest means, for any day, the applicable rate per annum based upon the ratings of Moody’s Investors Service, Inc. and Standard and Poor’s Rating Services, respectively. The Company incurred $14.7 million in transaction costs and recorded the amount to “Deferred charges and other assets” in the Consolidated Balance Sheets, which is being amortized to interest expense over the term of the RCF. At December 31, 2024, the Company had no outstanding borrowings under the RCF and $0.4 million of outstanding letters of credit, which reduces the borrowing capacity of the RCF. At December 31, 2024, the interest rate in effect on borrowings under the facility would have been 6.68%. At December 31, 2024, the Company was in compliance with all covenants related to the RCF.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note F - Financing Arrangements and Debt (Continued)
Debt Offering
On October 3, 2024, the Company closed the public offering of $600.0 million aggregate principal amount of new senior notes that bear interest at a rate of 6.000% per annum and mature on October 1, 2032. The Company has incurred transaction costs of $10.1 million on the issuance of these new notes. The Company will pay interest semi-annually on April 1 and October 1 of each year, beginning April 1, 2025. The proceeds of the $600.0 million notes were used to fund the repurchase and repayment of debt during the fourth quarter of 2024 to achieve a debt-neutral transaction.
Debt Extinguishment
In December 2024, the Company redeemed $79.0 million of the 2027 Notes. The total cost of the debt extinguishment of $1.2 million, consisting of cash costs of $0.8 million and non-cash costs of $0.4 million, is included in “Interest expense, net” on the Consolidated Statements of Operations for the year ended December 31, 2024.
In October 2024, the Company tendered an aggregate $521.1 million of its notes, comprised of: $258.8 million of the 2027 Notes, $200.2 million of the 2028 Notes and $62.1 million of the 2029 Notes. The total cost of the debt extinguishment of $18.2 million, consisting of cash costs of $14.9 million and non-cash costs of $3.3 million, is included in “Interest expense, net” on the Consolidated Statements of Operations for the year ended December 31, 2024.
In May 2024, the Company paid a total of $50.5 million to complete the open market repurchases of $26.5 million aggregate principal of its 2027 Notes and $23.5 million aggregate principal of its 2028 Notes. The total cost of debt extinguishment of $0.9 million, consisting of cash costs of $0.5 million and non-cash costs of $0.4 million, is included in “Interest expense, net” on the Consolidated Statements of Operations for the year ended December 31, 2024.
In November 2023, the Company tendered a total of $249.5 million of its 2027 Notes, 2028 Notes and 2029 Notes, retiring $250.0 million in aggregate principal. The cost of debt extinguishment of $1.3 million is included in “Interest expense, net” on the Consolidated Statement of Operations for the year ended December 31, 2023. There were no additional cash costs related to the November 2023 debt extinguishment on the 2027 Notes, 2028 Notes and 2029 Notes for the year ended December 31, 2023.
In September 2023, the Company redeemed the remaining $248.7 million principal outstanding of the 2025 Notes. The non-cash costs of debt extinguishment of $0.9 million were included in “Interest expense, net” on the Consolidated Statement of Operations for the year ended December 31, 2023.
Note G – Asset Retirement Obligations
The ARO liabilities recognized by the Company are related to the estimated costs to dismantle and abandon its producing oil and natural gas properties and related equipment.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO for the respective periods presented is shown in the following table.

(Thousands of dollars)	2024	2023
Balance at beginning of year	$914,763	$911,653
Accretion	52,511	46,059
Liabilities incurred	25,619	20,628
Revisions of previous estimates	29,279	29,056
Liabilities settled	(1,898)	(95,637)
Changes due to translation of foreign currencies	(11,390)	3,004
Balance at end of period	1,008,884	914,763
Current portion of liability	(48,080)	(10,712)
Non-current portion of liability	$960,804	$904,051

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note G - Asset Retirement Obligations (Continued)

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

(Thousands of dollars)	2024	2023	2022
Income (loss) from continuing operations before income taxes
United States	$468,202	$901,761	$1,306,200
Foreign	99,367	19,308	144,061
Total	$567,569	$921,069	$1,450,261
Income tax expense (benefit)
U.S. Federal – Current	$—	$—	$—
– Deferred	55,377	170,115	234,749
Total U.S. Federal	55,377	170,115	234,749
State	(4,488)	6,622	9,010
Foreign – Current	4,685	13,182	18,134
– Deferred	22,698	6,002	47,571
Total Foreign	27,383	19,184	65,705
Total	$78,272	$195,921	$309,464
The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense for each of the three years presented.

(Thousands of dollars)	2024	2023	2022
Income tax expense based on the U.S. statutory tax rate	$119,190	$193,424	$304,555
Foreign income subject to foreign tax rates different than the U.S. statutory rate	12,119	7,597	10,823
State income taxes, net of federal benefit	(3,568)	4,725	7,118
U.S. tax benefit on certain foreign upstream investments	(33,677)	—	—
Change in deferred tax asset valuation allowance related to other foreign exploration expenditures	2,636	10,853	24,748
Tax effect on income attributable to noncontrolling interest	(16,656)	(13,046)	(36,471)
Other, net	(1,772)	(7,632)	(1,309)
Total	$78,272	$195,921	$309,464

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note H – Income Taxes (Continued)
An analysis of the Company’s deferred tax assets and deferred tax liabilities for the respective periods presented showing the tax effects of significant temporary differences follows.

(Thousands of dollars)	2024	2023
Deferred tax assets
Property and leasehold costs	$225,379	$240,065
Liabilities for dismantlements	36,719	34,258
Postretirement and other employee benefits	66,293	82,437
U. S. net operating loss	289,594	357,490
Investment in partnership	9,096	14,655
Other deferred tax assets	100,352	48,778
Total gross deferred tax assets	727,433	777,683
Less: Valuation allowance	(149,498)	(146,861)
Net deferred tax assets	577,935	630,822
Deferred tax liabilities
Deferred tax on undistributed foreign earnings	(5,000)	(5,000)
Accumulated depreciation, depletion and amortization	(811,178)	(847,981)
Other deferred tax liabilities	(97,547)	(54,052)
Total gross deferred tax liabilities	(913,725)	(907,033)
Net deferred tax (liabilities) assets	$(335,790)	$(276,211)
In management’s judgment, the net deferred tax assets in the preceding table are more likely than not to be realized based on the consideration of deferred tax liability reversals and future taxable income. The valuation allowance for deferred tax assets relates primarily to tax assets arising in foreign tax jurisdictions that in the judgment of management at the present time are more likely than not to be unrealized. The valuation allowance increased $2.6 million in 2024, related all to non-U.S. items. Subsequent reductions of the valuation allowance are expected to be reported as reductions of tax expense assuming no offsetting change in the deferred tax asset.
The Company has a U.S. net operating loss carryforward of $1.4 billion at year-end 2024 with a corresponding deferred tax asset of $289.6 million. The Company believes the U.S. net operating loss being carried forward will more likely than not be utilized in future periods prior to expirations in 2036 and 2037.
Other Information
Currently, the Company considers $100 million of Canada’s past foreign earnings not permanently reinvested, with an accompanying $5 million liability. At December 31, 2024, $1.5 billion of past foreign earnings are considered permanently reinvested. The Company closely and routinely monitors these reinvestment positions considering underlying facts and circumstances pertinent to our business and the future operation of the Company.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note H – Income Taxes (Continued)

(Thousands of dollars)	2024	2023	2022
Balance at January 1	$6,384	$3,928	$2,903
Additions for tax positions related to current year	1,643	—	77
Additions for tax positions related to prior year	1,952	2,456	948
Balance at December 31	$9,979	$6,384	$3,928
All additions or settlements to the above liability affect the Company’s effective income tax rate in the respective period of change. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. The Company also had other recorded liabilities of $0.3 million as of December 31, 2024, 2023 and 2022, respectively, for interest and penalties associated with uncertain tax positions. There were no interest or penalties associated with uncertain tax positions included in income tax expense for any period presented.
In 2025, the Company currently does not expect to add to the provision for uncertain tax positions. Although existing liabilities could be reduced by settlement with taxing authorities or due to statute of limitations closing, the Company believes that the changes in its unrecognized tax benefits due to these events will not have a material impact on the Consolidated Statement of Operations during 2025.
The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities. These audits often take years to complete and settle. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters. Additionally, the Company could be required to pay amounts into an escrow account as any matters are identified and appealed with the relevant taxing authorities. As of December 31, 2024, the earliest years remaining open for audit and/or settlement in the Company’s major taxing jurisdictions are as follows: United States – 2016; Canada – 2016; and Malaysia – 2017. The Company has retained certain possible liabilities and rights to income tax receivables relating to Malaysia for the years prior to 2019.
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
The Company currently has outstanding incentive awards issued to certain employees under the Annual Incentive Plan (AIP), the 2018 Long-Term Incentive Plan (2018 Long-Term Plan) and the 2020 Long-Term Incentive Plan (2020 Long-Term Plan).
The AIP authorizes the Compensation Committee (the Committee) to establish specific performance goals associated with annual cash awards that may be earned by officers, executives and certain other employees. Cash awards under the AIP are determined based on the Company’s actual financial and operating results as measured against the performance goals established by the Committee.
The 2020 Long-Term Plan authorizes the Committee to make grants of the Company’s common stock to employees. These grants may be in the form of stock options (nonqualified or incentive), SARs, restricted stock, RSUs, performance units, performance shares, dividend equivalents and other stock-based incentives. The 2020 Long-Term Plan expires in 2030. A total of 5 million shares are issuable during the life of the 2020 Long-Term Plan. Shares issued pursuant to awards granted under this Plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased in the open market. Share awards that have been canceled, expired, forfeited or otherwise not issued under an award shall not count as shares issued under this Plan. Based on awards made to date, 1.2 million shares are available for grant under the 2020 Long-Term Plan at December 31, 2024.
The Company also has a Stock Plan for Non-Employee Directors (NEDs) that permits the issuance of RSUs and stock options or a combination thereof to the Company’s NEDs.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note I – Incentive Plans (Continued)
The Company currently has outstanding incentive awards issued to Directors under the 2021 Stock Plan for NEDs (2021 NED Plan) and the 2018 Stock Plan for NEDs. All awards on or after May 12, 2021, were made under the 2021 NED Plan.
The Company generally expects to issue treasury shares to satisfy the vesting of restricted stock and RSUs.
Amounts recognized in the financial statements with respect to share-based plans for each of the three years presented are shown in the following table.

(Thousands of dollars)	2024	2023	2022
Compensation charged against income before income tax benefit	$40,831	$58,760	$74,587
Related income tax benefit recognized in income	5,513	9,330	12,710
As of December 31, 2024, there were $46.9 million in compensation costs, to be expensed over approximately the next three years, related to unvested share-based compensation arrangements granted by the Company. Employees receive net shares, after applicable withholding obligations, upon each stock option exercise and RSU vest.
Equity-Settled Awards
PERFORMANCE-BASED RESTRICTED STOCK UNITS – PSUs to be settled in common shares were granted in 2022, 2023 and 2024 under the 2020 Long-Term Plan. Each grant will vest if the Company achieves specific performance objectives at the end of the designated performance period. Additional shares may be awarded if performance objectives are exceeded. If performance goals are not met, PSUs will not vest, but the recognized compensation cost associated with the stock award would not be reversed. The performance conditions for the PSUs are weighted 80% on the Company’s total shareholder return (TSR) relative to an industry peer group and 20% on the return on average capital employed (ROACE), measured over the applicable performance period. ROACE is calculated by dividing the Company’s EBITDA by the average of the opening and closing Capital Employed (the sum of total equity and short-term and long-term debt). During the performance period, PSUs are subject to transfer restrictions and are subject to forfeiture if a grantee terminates for reasons other than retirement, disability or death. Termination for these three reasons will lead to a pro rata award of amounts earned. No dividends are paid, nor do voting rights exist on awards of PSUs prior to their settlement.
The fair value of the PSUs based on the Company’s TSR was estimated on the date of grant using a Monte Carlo valuation model. Expected volatility was based on daily historical volatility of the Company’s stock price compared to a peer group average over a three-year performance measurement period. The risk-free interest rate is based on the yield curve of three-year U.S. Treasury bonds, and the stock beta was calculated using three years of historical averages of daily stock data for Murphy and the peer group. The assumptions used in the valuation of the performance awards granted in 2024, 2023 and 2022 are presented in the following table.

	2024	2023	2022
Fair value per share at grant date	$41.95	$60.46	$37.77 - $47.37
Assumptions
Expected volatility	50.00%	81.00%	79.00% - 81.00%
Risk-free interest rate	4.14%	3.90%	1.39% - 2.85%
Stock beta	1.062	1.034	1.195 - 1.200
Expected life	3.0 years	3.0 years	3.0 years
The fair value of the PSUs based on ROACE was estimated based on the average high/low price of the Company’s stock on the grant date.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note I – Incentive Plans (Continued)
Changes in PSUs outstanding for each of the last three years are presented in the following table.

(Number of stock units)	2024	2023	2022
Outstanding at beginning of year	1,818,188	2,148,467	2,670,756
Granted	536,900	409,160	595,700
Vested and issued	(938,599)	(408,135)	(654,177)
Forfeited	(24,068)	(331,304)	(463,812)
Outstanding at end of year	1,392,421	1,818,188	2,148,467
TIME-BASED RESTRICTED STOCK UNITS – Time-based RSUs have been granted to the Company’s NEDs under the 2021 NED Plan, and to certain employees under the 2020 Long-Term Plan.
The fair value of the time-based RSUs awarded for each of the last three years is presented in the following table.

Type of Plan	Valuation Methodology	2024	2023	2022
Non-Employee Directors [1]	Closing Stock Price at Grant Date	$30.26 - $45.70	$43.27	$32.84
Long-Term Incentive Plan [2]	Average High/Low Stock Price at Grant Date	$37.78 - $45.98	$42.20	$29.80 - $49.86
1 Under the 2021 NED Plan, RSUs granted in 2024 are scheduled to vest in February 2025.
2 The RSUs granted under the 2020 Long-Term Plan generally vest on the third anniversary of the date of grant.
Changes in RSUs outstanding for each of the last three years are presented in the following table.

(Number of share units)	2024	2023	2022
Outstanding at beginning of year	1,219,584	1,227,792	1,451,438
Granted	741,228	556,100	416,492
Vested and issued	(330,444)	(517,047)	(462,418)
Forfeited	(71,768)	(47,261)	(177,720)
Outstanding at end of year	1,558,600	1,219,584	1,227,792
STOCK OPTIONS – In 2017, the Company ceased the inclusion of stock options and SARs as a part of the long-term incentive compensation mix. As of December 31, 2023 there were no outstanding stock options. As of December 31, 2024, there were no outstanding SARs.
Prior to 2017, the Committee fixed the option price of each option granted at no less than fair market value (FMV) on the date of the grant and fixed the option term at no more than seven years from such date. Each option granted to date under the 2012 Long-Term Incentive Plan has been nonqualified, with a term of seven years and an option price equal to FMV at date of grant. Under these plans, one-half of each grant is generally exercisable after two years and the remainder after three years. For stock options, the number of shares issued upon exercise is reduced for settlement of applicable statutory income tax withholdings owed by the grantee.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note I – Incentive Plans (Continued)
Changes in stock options outstanding during the last three years are presented in the following table.

	Number of Shares	Average Exercise Price
Outstanding at December 31, 2021	1,319,500	$37.77
Exercised	(760,500)	23.29
Forfeited	(546,000)	49.65
Outstanding at December 31, 2022	13,000	28.51
Exercised	(11,000)	28.51
Forfeited	(2,000)	28.51
Outstanding at December 31, 2023	—	—
Exercisable at December 31, 2021	1,319,500	34.25
Exercisable at December 31, 2022	13,000	28.51
Cash-Settled Awards
The Company has granted phantom stock-based incentive awards to be settled in cash to certain employees in the form of SARs and CRSUs.
SAR awards have terms similar to stock options. CRSUs generally settle on the third anniversary of the date of grant. Each award granted is settled, net of applicable income tax withholdings, in cash rather than with common shares. Total pretax expense recorded in the Consolidated Statements of Operations for all cash-settled stock-based awards was $1.7 million in 2024, $29.4 million in 2023 and $49.3 million in 2022.
The Committee also administers the Company’s incentive compensation plans, which provide for annual or periodic cash awards to officers, directors and certain other employees. These cash awards are generally determinable based on the Company achieving specific financial and/or operational objectives. Compensation expense of $37.1 million, $30.9 million and $42.9 million was recorded in 2024, 2023 and 2022, respectively, for these plans.
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
Upon the disposal of Murphy’s former U.K. refining and marketing assets, the Company retained all vested defined benefit pension obligations associated with former employees of this business. No additional benefits will accrue to these former U.K. employees under the Company’s retirement plan after the date of their separation from Murphy.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Employee and Retiree Benefit Plans (Continued)

	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2024	2023	2024	2023
Change in benefit obligation
Obligation at January 1	$699,151	$663,073	$63,808	$67,679
Service cost	7,042	6,542	436	495
Interest cost	33,554	34,140	2,923	3,241
Participant contributions	—	—	2,730	2,629
Actuarial (gain) loss [1]	(35,417)	26,625	825	(5,567)
Medicare Part D subsidy	—	—	358	299
Exchange rate changes	(3,263)	6,089	(14)	2
Benefits paid	(45,743)	(56,296)	(16,072)	(4,970)
Plan amendments [2]	—	18,978	—	—
Obligation at December 31	655,324	699,151	54,994	63,808
Change in plan assets
Fair value of plan assets at January 1	477,809	450,944	—	—
Actual return on plan assets	27,317	39,953	—	—
Employer contributions	35,477	37,546	12,984	2,042
Participant contributions	—	—	2,730	2,629
Medicare Part D subsidy	—	—	358	299
Exchange rate changes	(2,740)	5,662	—	—
Benefits paid	(45,743)	(56,296)	(16,072)	(4,970)
Fair value of plan assets at December 31	492,120	477,809	—	—
Funded status and amounts recognized in the Consolidated Balance Sheets at December 31
Deferred charges and other assets	1,819	3,192	—	—
Other accrued liabilities	(10,617)	(10,219)	(4,237)	(4,433)
Deferred credits and other liabilities	(154,406)	(214,315)	(50,757)	(59,375)
Fund Status and net plan liability recognized at December 31	$(163,204)	$(221,342)	$(54,994)	$(63,808)
1 Actuarial gains in 2024 primarily relate to the increase in the discount rate assumption, which decreases the pension benefit obligation.
2 At December 31, 2023, the Company recognized an increase to its domestic plan benefit obligation related to a plan amendment. The amendment provides a permanent increase to benefits for retirees and beneficiaries who commenced payments prior to 2020.
At December 31, 2024, amounts included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets, before reduction for associated deferred income taxes, which have not been recognized in net periodic benefit expense are shown in the following table.

(Thousands of dollars)	Pension Benefits	Other Postretirement Benefits
Net actuarial gain (loss)	$(163,218)	$39,742
Prior service (credit) cost	(18,233)	3,405
	$(181,451)	$43,147

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Employee and Retiree Benefit Plans (Continued)

The table that follows includes projected benefit obligations, accumulated benefit obligations and fair value of plan assets for plans where the accumulated benefit obligation exceeded the fair value of plan assets.

	Projected Benefit Obligations		Accumulated Benefit Obligations		Fair Value of Plan Assets
(Thousands of dollars)	2024	2023	2024	2023	2024	2023
Funded qualified plans where accumulated benefit obligation exceeds fair value of plan assets	$497,947	$534,751	$489,225	$523,096	$477,983	$461,363
Unfunded nonqualified and directors’ plans where accumulated benefit obligation exceeds fair value of plan assets	145,058	151,146	143,859	148,661	—	—
Unfunded other postretirement plans	54,994	63,808	54,994	63,808	—	—
The table that follows provides the components of net periodic benefit expense for each of the three years presented.

	Pension Benefits			Other Postretirement Benefits
(Thousands of dollars)	2024	2023	2022	2024	2023	2022
Service cost	$7,042	$6,542	$7,875	$436	$495	$968
Interest cost	33,554	34,140	22,747	2,923	3,241	2,211
Expected return on plan assets	(33,427)	(32,839)	(36,458)	—	—	—
Amortization of prior service cost (credit)	2,316	620	(684)	(532)	(532)	(532)
Recognized actuarial loss (gain)	9,438	9,776	16,098	(3,586)	(3,512)	(615)
Net periodic benefit expense	18,923	18,239	9,578	(759)	(308)	2,032
Other pension costs	251	219	—	—	—	—
Total net periodic benefit expense	$19,174	$18,458	$9,578	$(759)	$(308)	$2,032
The preceding tables in this note include the following amounts related to foreign benefit plans.

	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2024	2023	2024	2023
Benefit obligation at December 31	$115,428	$133,822	$106	$115
Fair value of plan assets at December 31	103,445	119,236	—	—
Net plan liabilities recognized	(11,983)	(14,586)	(106)	(115)
Net periodic benefit expense (benefit)	1,480	1,387	(44)	(44)

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Employee and Retiree Benefit Plans (Continued)

The following table provides the weighted-average assumptions used in the measurement of the Company’s benefit obligations at December 31, 2024 and 2023 and net periodic benefit expense for 2024 and 2023.

	Benefit Obligations				Net Periodic Benefit Expense
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,		Year		Year
	2024	2023	2024	2023	2024	2023	2024	2023
Discount rate on obligation, interest cost and service cost	5.58%	5.03%	5.65%	5.15%	5.17%	5.27%	5.15%	5.41%
Rate of compensation increase	3.38%	3.52%	—	—	3.50%	3.52%	—	—
Cash balance interest credit rate	3.20%	3.20%	—	—	—	—	—	—
Expected return on plan assets	—	—	—	—	7.19%	7.35%	—	—
The discount rates used for determining the plan obligations and expense are based on high-quality corporate bonds that are available within each country. Cash flow analyses are performed in which a spot yield curve is used to discount projected benefit payment streams for the most significant plans. The discounted cash flows are used to determine an equivalent single rate, which is the basis for selecting the discount rate within each country. Expected plan asset returns are based on long-term expectations for asset portfolios with similar investment mix characteristics. Expected compensation increases are based on anticipated future averages for the Company. The plan’s cash balance interest accumulation rate is the greater of the annual yield on 10-year treasury constant maturities or 1.89%.
Benefit payments, reflecting expected future service as appropriate, which are expected to be paid in future years from the assets of the plans or by the Company, are shown in the following table.

(Thousands of dollars)	Pension Benefits	Other Postretirement Benefits
2025	$49,406	$4,237
2026	50,193	4,252
2027	51,634	4,267
2028	51,632	4,386
2029	51,457	4,278
2030-2034	261,891	20,594
For purposes of measuring postretirement benefit obligations at December 31, 2024, the future annual rates of increase in the cost of health care were assumed to be 7.5% for 2025 decreasing each year to an ultimate rate of 4.0% in 2048 and thereafter.
During 2024, the Company made contributions of $34.7 million to its domestic defined benefit pension plans and $13.0 million to its domestic postretirement benefits plan. During 2025, the Company currently expects to make contributions of $25.6 million to its domestic defined benefit pension plans, $0.8 million to its foreign defined benefit pension plans and $4.2 million to its domestic postretirement benefits plan.
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

	December 31,
	2024	2023
Equity securities	57.3%	62.6%
Fixed income securities	36.2%	29.1%
Alternatives	3.7%	5.1%
Cash equivalents	2.8%	3.2%
	100.0%	100.0%
The Company’s weighted average expected return on plan assets was 7.2% in 2024 and the return was determined based on an assessment of actual long-term historical returns and expected future returns for a portfolio with investment characteristics similar to that maintained by the plans. The 7.2% expected return was comprised of the weighted average expected future equity securities return of 8.0% and a fixed income securities return of 5.2%. An average expected investment expense of 0.8% is included in this calculation. Over the last 10 years, the return on funded retirement plan assets has averaged 3.3%.
At December 31, 2024, the fair value measurements of retirement plan assets within the fair value hierarchy are included in the table that follows.

		Fair Value Measurements Using
(Thousands of dollars)	Fair Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic Plans
Equity securities:
U.S. core equity	$87,124	$87,124	$—	$—
U.S. small/midcap	51,978	51,978	—	—
Other alternative strategies	965	—	—	965
International equity	22,724	22,724	—	—
Emerging market equity	7,638	7,638	—	—
Fixed income securities:
U.S. fixed income	208,755	105,302	103,453	—
Cash and equivalents	9,491	9,491	—	—
Total Domestic Plans	388,675	284,256	103,453	965
Foreign Plans
Equity securities funds	14,377	—	14,377	—
Fixed income securities funds	26,500	—	26,500	—
Diversified pooled fund	41,054	—	41,054	—
Other	17,049	—	—	17,049
Cash and equivalents	4,465	—	4,465	—
Total Foreign Plans	103,445	—	86,396	17,049
Total	$492,120	$284,256	$189,849	$18,014

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Employee and Retiree Benefit Plans (Continued)

At December 31, 2023, the fair value measurements of retirement plan assets within the fair value hierarchy are included in the table that follows.

		Fair Value Measurements Using
(Thousands of dollars)	Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic Plans
Equity securities:
U.S. core equity	$105,212	$105,212	$—	$—
U.S. small/midcap	64,165	64,165	—	—
Other alternative strategies	3,831	—	—	3,831
International equity	31,820	31,820	—	—
Emerging market equity	10,525	10,525	—	—
Fixed income securities:
U.S. fixed income	132,608	56,381	76,227	—
Cash and equivalents	10,412	10,412	—	—
Total Domestic Plans	358,573	278,515	76,227	3,831
Foreign Plans
Equity securities funds	24,389	—	24,389	—
Fixed income securities funds	23,930	—	23,930	—
Diversified pooled fund	45,162	—	45,162	—
Other	20,623	—	—	20,623
Cash and equivalents	5,133	—	5,133	—
Total Foreign Plans	119,236	—	98,613	20,623
Total	$477,809	$278,515	$174,841	$24,454
The definition of levels within the fair value hierarchy in the tables above is included in Note O.
For domestic plans, U.S. core, small/midcap, international, emerging market equity securities and U.S. treasury securities are valued based on quoted prices in active markets. For commercial paper securities, the prices received generally utilize observable inputs in the pricing methodologies. Other alternative strategies funds consist of two investments. One of these investments is valued annually based on net asset value and permits withdrawals annually after a 90-day notice, and the other investment is valued quarterly based on net asset values and has a three-year lock-up period and a 95-day notice following the lock-up period. The latter of these investments was sold during 2024.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Employee and Retiree Benefit Plans (Continued)

The effects of fair value measurements using significant unobservable inputs on changes in Level 3 plan assets are outlined below:

(Thousands of dollars)	Hedged Funds and Other Alternative Strategies
Total at December 31, 2022	$32,734
Actual return on plan assets:
Relating to assets held at the reporting date	711
Purchases, sales and settlements	(8,991)
Total at December 31, 2023	24,454
Actual return on plan assets:
Relating to assets held at the reporting date	(3,574)
Relating to assets sold during the period	(2,865)
Total at December 31, 2024	$18,015
401(K) PLANS - Most full-time U.S. employees of the Company may participate in a 401(k) or similar savings plans by allotting up to a specified percentage of their base pay. The Company matches contributions at a stated percentage of each employee’s allotment based on years of participation in the plans, with a maximum match of 6.0%. Amounts charged to expense for the Company’s match to these plans were $8.7 million in 2024, $8.5 million in 2023 and $6.0 million in 2022.
Note K – Financial Instruments and Risk Management
DERIVATIVE INSTRUMENTS – Murphy uses derivative instruments, such as swaps and zero-cost commodity price collar contracts, to manage certain risks related to commodity prices, foreign currency exchange rates and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded with creditworthy major financial institutions or over national exchanges such as the NYMEX. The Company has a risk management control system to monitor commodity price risks and any derivatives obtained to manage a portion of such risks. For accounting purposes, the Company has not designated commodity and foreign currency derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Operations.
Commodity Price Risks
The Company is subject to commodity price risk related to products it produces and sells. During 2024, the Company entered into natural gas swap contracts that will be effective in 2025. Under the swap contracts, which mature monthly, the Company pays the average monthly price in effect and receives the fixed contract price on a notional amount of sales volume, thereby fixing the price for the commodity sold.
At December 31, 2024 volumes per day associated with outstanding natural gas derivative contracts and the weighted average prices for these contracts are as follows:

NYMEX Henry Hub	Area	Commodity	Volumes MMCF/d	Price/MCF	Start Date	End Date
Fixed price derivative swap	United States	Natural gas	20	$3.20	1/1/2025	1/31/2025
Subsequent to year end, the Company entered into additional natural gas derivative contracts. Volumes per day and the weighted average prices for these contracts are as follows:

NYMEX Henry Hub	Area	Commodity	Volumes MMCF/d	Price/MCF	Start Date	End Date
Fixed price derivative swap	United States	Natural gas	40	$3.58	2/1/2025	6/30/2025
Fixed price derivative swap	United States	Natural gas	60	$3.65	7/1/2025	9/30/2025
Fixed price derivative swap	United States	Natural gas	60	$3.74	10/1/2025	12/31/2025

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note K – Financial Instruments and Risk Management (Continued)

At December 31, 2023 the Company did not have any outstanding crude oil or natural gas derivative contracts.
Foreign Currency Exchange Risks
The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. The Company had no foreign currency exchange short-term derivative instruments outstanding as of December 31, 2024 and 2023.
At December 31, 2024 and 2023, the fair value of derivative instruments not designated as hedging instruments are presented in the following table. See also Note O.

(Thousands of dollars)	Asset (Liability) Derivatives Fair Value at December 31,
Type of Derivative Contract	Balance Sheet Location	2024	2023
Commodity swaps	Accounts payable	$(1,707)	—
The gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments for each of the three years presented are shown in the following table.

		Gain (Loss)
(Thousands of dollars)		Year Ended December 31,
Type of Derivative Contract	Statement of Operations Locations	2024	2023	2022
Commodity swaps	Loss on derivative instruments	$(1,707)	$—	$(160,690)
Commodity collars	Loss on derivative instruments	—	—	(159,721)
Credit Risks
The Company is subject to credit risks primarily associated with trade accounts receivable, cash equivalents and derivative instruments. Trade receivables arise mainly from sales of oil and natural gas in the U.S. and Canada and cost sharing amounts, of operating and capital costs billed to partners, for properties operated by Murphy. The credit history and financial condition of potential customers are reviewed before credit is extended. Security is obtained when deemed appropriate based on a potential customer’s financial condition, and routine follow-up evaluations are made. The combination of these evaluations and the large number of customers tends to limit the risk associated with any one customer. Cash balances and cash equivalents are held with several major financial institutions, which limit the Company’s exposure to credit risk for its cash assets. The Company controls credit risk on derivatives through credit approvals and monitoring procedures and believes that such risks are minimal, because counterparties to the majority of transactions are major financial institutions.
Note L – Net Income (Loss) Per Common Share
Net income (loss) attributable to Murphy was used as the numerator in computing both basic and diluted income per common share for each of the three years presented. The following table reconciles the weighted-average shares outstanding used for these computations.

(Weighted-average shares)	2024	2023	2022
Basic method	150,011,458	155,233,560	155,276,533
Dilutive stock options and restricted stock units	1,015,894	1,412,869	2,198,305
Diluted method	151,027,352	156,646,429	157,474,838
The following table reflects certain options to purchase shares of common stock that were outstanding during each of the three years presented but were not included in the computation of diluted earnings per share because the incremental shares from the assumed conversion were antidilutive.

	2024	2023	2022
Antidilutive stock options excluded from diluted shares	—	—	126,000
Weighted average price of these options	—	—	$49.65

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note M – Other Financial Information
Gain from Foreign Currency Transactions
Net gains (losses) from foreign currency transactions, including the effects of foreign currency contracts, included in the Consolidated Statements of Operations were $45.4 million gain in 2024, $10.8 million loss in 2023 and $23.0 million gain in 2022.
Supplemental Information to Statement of Cash Flows

(Thousands of dollars)	2024	2023	2022
Net (increase) decrease in operating working capital, excluding cash and cash equivalents:
(Increase) decrease in accounts receivable	$71,081	$47,151	$(137,228)
(Increase) decrease in inventories	1,327	329	(1,534)
(Increase) decrease in prepaid expenses	1,192	(1,293)	(3,413)
Increase (decrease) in accounts payable and accrued liabilities ¹	3,287	(140,011)	69,854
Increase (decrease) in income taxes payable	(2,004)	(5,537)	6,593
Net decrease (increase) in non-cash operating working capital	$74,883	$(99,361)	$(65,728)
Supplementary disclosures:
Cash income taxes paid, net of refunds	$12,648	$12,356	$24,853
Interest paid, net of amounts capitalized of $11.4 million in 2024, $14.5 million in 2023 and $16.3 million in 2022	78,806	108,912	149,597
Non-cash investing activities:
Asset retirement costs capitalized	$47,233	$32,975	$(21,147)
(Increase) decrease in capital expenditure accrual	(5,935)	17,517	(31,397)
1  Excludes receivable/payable balances relating to mark-to-market of derivative instruments.
Note N – Accumulated Other Comprehensive Loss
The components of ”Accumulated other comprehensive loss” on the Consolidated Balance Sheets for the periods presented and the changes during the respective periods are shown net of taxes in the following table.

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)	Retirement and Postretirement Benefit Plan Adjustments		Total
Balance at December 31, 2022	$(418,230)	$(116,456)		$(534,686)
2023 components of other comprehensive income (loss):
Before reclassifications to income	36,598	(27,580)		9,018
Reclassifications to income	—	4,551	¹	4,551
Net other comprehensive income	36,598	(23,029)		13,569
Balance at December 31, 2023	(381,632)	(139,485)		(521,117)
2024 components of other comprehensive income (loss):
Before reclassifications to income	(134,692)	23,713		(110,979)
Reclassifications to income	—	4,024	¹	4,024
Net other comprehensive income (loss)	(134,692)	27,737		(106,955)
Balance at December 31, 2024	$(516,324)	$(111,748)		$(628,072)
1 Reclassifications before taxes of $5.4 million and $5.6 million are included in the computation of net periodic benefit expense in 2024 and 2023, respectively. See Note J for additional information. Related income taxes of $1.4 million and $1.1 million are included in income tax expense in 2024 and 2023, respectively.

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
The fair value measurements for these assets and liabilities for the respective periods presented are shown in the following table.

	December 31, 2024				December 31, 2023
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Liabilities:
Nonqualified employee savings plan	$19,469	$—	$—	$19,469	$17,785	$—	$—	$17,785
Commodity swaps	—	1,707	—	1,707	—	—	—	—
	$19,469	$1,707	$—	$21,176	$17,785	$—	$—	$17,785
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
The commodity swaps liability as of December 31, 2024 was $1.7 million and recorded as “Accounts payable” in the Consolidated Balance Sheets. The fair value of the commodity swaps was based on active market quotes for NYMEX Henry Hub natural gas. The before tax income effect of changes in fair value of natural gas derivative contracts is recorded in “(Loss) Gain on derivative instruments” in the Consolidated Statements of Operations.
The Company acquired Gulf of America assets from LLOG Exploration Offshore L.L.C. and LLOG Bluewater Holdings, L.L.C. (collectively, LLOG) and, in a separate agreement, from Petrobras America Inc. (PAI) in 2019 and 2018, respectively. Under the terms of both transactions, contingent consideration was paid after meeting specified revenue thresholds and project milestones and recorded to “Contingent consideration payment” in the Consolidated Statements of Cash Flows.
As at December 31, 2022, the Company’s liabilities with PAI and LLOG were based on realized inputs of volumes and pricing as a result of contractual thresholds and time durations being achieved. As a result, the related liability as at December 31, 2022, of $192.7 million, was no longer subject to fair value measurement. The liability was included in “Other accrued liabilities” in the Consolidated Balance Sheets and the changes in fair value of the contingent consideration during 2022 were recorded in “Other income (loss)” in the Consolidated Statements of Operations.
The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. There were no offsetting positions recorded at December 31, 2024 and 2023.
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2024 and 2023. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, all of which had fair values approximating carrying amounts. The fair value of current and long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. Substantially all of the Company’s long-term debt is actively traded in open markets, and accordingly, is classified as Level 1 in the fair value hierarchy. The Company has off-balance sheet exposures relating to certain letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note O – Assets and Liabilities Measured at Fair Value (Continued)

	December 31,
	2024		2023
(Thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Current and long-term debt	$1,275,374	$1,185,961	$1,329,075	$1,265,185
Fair Values – Nonrecurring
Impairment expenses of $62.9 million were incurred in 2024. In the first quarter of 2024, an impairment charge of $34.5 million was triggered for the Calliope field, and in the fourth quarter of 2024, an impairment charge of $28.4 million was triggered for the Nearly Headless Nick field. Both of the impairments were due to operational issues that led to reserve reductions.
There were no impairment expenses incurred in 2023.
The fair values were determined by internal discounted cash flow models using estimates of future production, prices, costs and discount rates believed to be consistent with those used by principal market participants in the applicable region.
The fair value information associated with the impaired properties is presented in the following table:

	Year Ended December 31, 2024
				Net Book Value Prior to Impairment	Total Pretax Impairment
	Fair Value
(Thousands of dollars)	Level 1	Level 2	Level 3
2024
Assets:
Impaired proved properties
United States - Offshore	$—	—	501	63,410	62,909
Note P – Commitments
The Company has operating, production handling and transportation service agreements for oil and/or natural gas operations in the U.S. and Canada Onshore. The U.S. Onshore and U.S. Offshore transportation contracts require minimum monthly payments through 2045, while the Canada Onshore transportation contracts call for minimum monthly payments through 2051. In the U.S. and Canada Onshore, future required minimum annual payments for the next five years are $148.8 million in 2025, $117.7 million in 2026, $105.5 million in 2027, $96.0 million in 2028 and $64.2 million in 2029. Under certain circumstances, the Company is required to pay additional amounts depending on the actual hydrocarbon quantities processed under the agreement. Total costs incurred under these service arrangements were $225.9 million in 2024, $295.1 million in 2023 and $216.4 million in 2022.
Commitments for capital expenditures were approximately $417.0 million at December 31, 2024, including $53.6 million for the Gulf of America, $112.2 million for Eagle Ford Shale, $31.2 million for Canada and $220.0 million for Other Offshore, mainly for capital projects in Vietnam.
Commitments for operating agreements include approximately $178.0 million at December 31, 2024 for Other Offshore for the purpose of supporting future development activities in Vietnam.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
There continues to be an increase in regulatory oversight of the oil and gas industry at the federal level, with a focus on climate change and GHG emissions (including methane emissions). For example, in March 2024, the U.S. EPA published its final rule regulating methane and volatile organic compounds emissions in the oil and gas industry which, among other things, requires periodic inspections to detect leaks (and subsequent repairs), places stringent restrictions on venting and flaring of methane, and establishes a program whereby third parties can monitor and report large methane emissions to the U.S. EPA. In November 2024, the U.S. EPA published its final rule implementing a charge on large emitters of waste methane from the oil and gas sector. The charge, referred to as the WEC, is a component of the Biden Administration’s Methane Emissions Reduction Program to limit methane emissions from the oil and gas industry under the 2022 IRA. Executive orders have also been issued related to oil and gas activities on federal lands, infrastructure and environmental justice. In addition, an international climate agreement (the Paris Agreement) was agreed to at the 2015 United Nations Framework Convention on Climate Change in Paris, France. Although the U.S. officially withdrew from the Paris Agreement on November 4, 2020, the U.S. rejoined the Paris Agreement, which became effective for the U.S. on February 19, 2021. In January 2025, the United States submitted formal notification to the United Nations that it intends to withdraw from the Paris Agreement again. Pursuant to the terms of the Paris Agreement, the withdrawal will take effect on January 27, 2026.
The Company currently owns or leases, and has in the past owned or leased properties at which hazardous substances have been or are being handled. Hazardous substances may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where these wastes

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Note Q - Environmental and Other Contingencies (Continued)
have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under Murphy’s control. Under existing laws, the Company could be required to investigate, remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to investigate and clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination. Certain of these historical properties are in various stages of negotiation, investigation, and/or cleanup, and the Company is investigating the extent of any such liability and the availability of applicable defenses. The Company has retained certain liabilities related to environmental matters at formerly owned U.S. refineries that were sold in 2011. The Company also obtained insurance covering certain levels of environmental exposures related to past operations of these refineries. Murphy USA Inc. has retained any environmental exposure associated with Murphy’s former U.S. marketing operations that were spun-off in August 2013. The Company believes costs related to these sites will not have a material adverse effect on Murphy’s net income, financial condition or liquidity in a future period. Depending on the evolution of laws, regulations and litigation outcomes relating to climate change, there can be no guarantee that climate change litigation will not in the future materially adversely affect our results of operations, cash flows and financial condition.
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
Note R – Common Stock Issued and Outstanding
Activity in the number of shares of common stock issued and outstanding for each of the three years presented is shown below.

(Number of shares outstanding)	2024	2023	2022
Beginning of year	152,748,642	155,467,319	154,463,050
Stock options exercised [1]	—	2,657	181,655
Restricted stock awards [1]	1,105,268	689,824	822,614
Treasury shares purchased	(8,008,786)	(3,411,158)	—
End of year	145,845,124	152,748,642	155,467,319
1 Shares issued upon exercise of stock options and award of restricted stock are less than the amount reflected in Note I due to withholdings for statutory income taxes owed upon issuance of shares.
The Company’s Board of Directors has authorized a share repurchase program whereby the Company can repurchase up to $1,100.0 million of its common stock. This repurchase program has no time limit and may be suspended or discontinued completely at any time without prior notice as determined by the Company at its discretion and dependent upon a variety of factors.
During the year ended December 31, 2024, the Company repurchased 8.0 million shares of its common stock under the share repurchase program for $300.0 million ($302.7 million including excise taxes and fees). As of December 31, 2024, the Company had $650.1 million of its common stock remaining available to repurchase under the program.
Subsequent to year end, as of February 25, 2025, the Company repurchased 3.4 million shares of its common stock in open-market transactions for $95.1 million, excluding taxes and fees. As of this date, the Company had $555.0 million of its common stock remaining available to repurchase under the program.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Note R - Common Stock Issued and Outstanding (Continued)
The share repurchase program is a component of the Company’s capital allocation framework, the details of which can be found as part of the Company’s Form 8-K filed on August 4, 2022 and Form 8-K filed on August 8, 2024.
Note S – Business Segments
Murphy’s reportable segments are organized into geographic areas of operations. The Company’s exploration and production activity is subdivided into segments for the U.S., Canada and all other countries. Each of these segments derive revenues primarily from the sale of crude oil, NGLs and/or natural gas. The Company’s management team and Chief Operating Decision Maker (CODM) evaluates segment performance-based on income (loss) from operations, excluding interest income and interest expense, and allocates financial and capital resources for each segment predominantly in the annual budget and forecasting process. The CODM also considers budget-to-actual variances on a monthly basis for the performance measure when making decisions about allocating capital and personnel to the segments.
For the income statement periods presented in these financial statements, Murphy’s former CEO, Roger Jenkins, acted as the CODM. As of January 1, 2025, Murphy appointed a new CEO, Eric Hambly.
Customers that accounted for 10% or more of the Company’s sales revenue for each of the below three years ended December 31, are shown below.

	2024	2023	2022
Chevron Corporation	13%	16%	19%
ExxonMobil Corporation	20%	27%	12%
Phillips 66	10%	N/A	N/A
Due to the quantity of active oil and natural gas purchasers in the markets where it produces hydrocarbons, the Company does not foresee any difficulty with selling its hydrocarbon production at fair market prices.
No assets were held for sale as of December 31, 2024 and 2023. The former U.K., Malaysia and U.S. refining and marketing units have been reported as discontinued operations for all periods presented in these consolidated financial statements.
Information about business segments and geographic operations is reported in the following tables. For geographic purposes, revenues are attributed to the country in which the sale occurs. Corporate and other activities, including interest income, other gains and losses (including foreign exchange gains/losses and realized/unrealized gains/losses on crude oil and natural gas contracts), interest expense and unallocated overhead, are shown in the tables to reconcile the business segments to consolidated totals.
“Other segment costs” below are those items that are included in Segment income (loss) but are not regularly provided to the CODM, or are reported to the CODM but are not considered to be significant segment expenses. “Other segment costs” for the years presented included certain pension amortization costs allocated to the reportable segments, and dividend income from short-term investment accounts attributed to the Canada segment.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Note S – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate, Other, and Discontinued Operations	Consolidated Total
Year ended December 31, 2024
Revenue from production	$2,503.8	$504.5	$6.6	$3,014.9	$—	$3,014.9
Sales of purchased natural gas	—	3.7	—	3.7	—	3.7
Gain on sales of assets and other operating income	4.5	1.5	—	6.0	3.9	9.9
Revenues from external customers	2,508.3	509.7	6.6	3,024.6	3.9	3,028.5
Lease operating expenses
Lease operating expenses and taxes other than income	471.3	176.8	1.6	649.7	—	649.7
Repair and maintenance	63.7	4.8	—	68.5	—	68.5
Workovers	214.9	3.9	—	218.8	—	218.8
Total lease operating expenses	749.9	185.5	1.6	937.0	—	937.0
Severance and ad valorem taxes	37.8	1.4	—	39.2	—	39.2
Transportation, gathering and processing	130.9	79.9	—	210.8	—	210.8
Costs of purchased natural gas	—	3.1	—	3.1	—	3.1
Selling and general expenses	(3.3)	20.4	6.7	23.8	89.1	112.9
Exploration Expenses					—
Geological and geophysical	14.4	0.2	12.6	27.2	—	27.2
Dry holes and previously suspended exploration costs	70.9	—	2.3	73.2	—	73.2
Other exploratory costs, including undeveloped lease amortization and delay lease rentals	10.9	0.3	21.9	33.1	—	33.1
Total exploration expenses	96.2	0.5	36.8	133.5	—	133.5
Depreciation, depletion and amortization	709.2	146.0	1.7	856.9	8.9	865.8
Impairment of assets	62.9	—	—	62.9	—	62.9
Accretion of asset retirement obligations	43.1	8.6	0.7	52.4	0.1	52.5
Other operating expenses	9.3	2.8	2.1	14.2	(3.2)	11.0
Interest Income	(22.0)	—	—	(22.0)	(12.2)	(34.2)
Interest (expense), net of capitalization	0.2	0.4	0.2	0.8	105.1	105.9
Income tax expense
Current income tax expense	1.5	3.2	0.2	4.9	0.9	5.8
Deferred income tax expense	123.8	8.8	(31.2)	101.4	(28.9)	72.5
Total income tax expense	125.3	12.0	(31.0)	106.3	(28.0)	78.3
Other segment costs (income)	6.9	0.1	0.3	7.3	(44.0)	(36.7)
Segment income (loss) - including NCI [1]	$561.9	$49.0	$(12.5)	$598.4	$(111.9)	$486.5

Additions to property, plant, equipment	$601.7	$137.9	$71.8	$811.4	$29.2	$840.6
Total assets at year-end	6,953.8	1,919.8	302.0	9,175.6	491.9	9,667.5
1 Includes results attributable to a noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Note S – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate, Other, and Discontinued Operations	Consolidated Total
Year ended December 31, 2023
Revenue from production	$2,921.8	$443.8	$11.0	$3,376.6	$—	$3,376.6
Sales of purchased natural gas	—	72.2	—	72.2	—	72.2
Gain on sales of assets and other operating income	6.5	1.5	—	8.0	3.3	11.3
Revenues from external customers	2,928.3	517.5	11.0	3,456.8	3.3	3,460.1
Lease operating expenses
Lease operating expenses and taxes other than income	532.3	144.7	1.9	678.9	—	678.9
Repair and maintenance	53.2	5.0	—	58.2	—	58.2
Workovers	45.2	2.1	—	47.3	—	47.3
Total lease operating expenses	630.7	151.8	1.9	784.4	—	784.4
Severance and ad valorem taxes	41.4	1.4	—	42.8	—	42.8
Transportation, gathering and processing	157.0	76.0	—	233.0	—	233.0
Costs of purchased natural gas	—	51.7	—	51.7	—	51.7
Selling and general expenses	11.8	16.5	9.4	37.7	81.2	118.9
Exploration Expenses					—
Geological and geophysical	6.6	0.1	19.4	26.1	—	26.1
Dry holes and previously suspended exploration costs	153.1	—	16.7	169.8	—	169.8
Other exploratory costs, including undeveloped lease amortization and delay lease rentals	14.9	0.4	23.6	38.9	—	38.9
Total exploration expenses	174.6	0.5	59.7	234.8	—	234.8
Depreciation, depletion and amortization	706.0	142.2	2.3	850.5	11.0	861.5
Accretion of asset retirement obligations	37.8	7.8	0.4	46.0	0.1	46.1
Other operating expenses
Other miscellaneous operating expenses	20.1	15.5	8.1	43.7	(4.4)	39.3
Loss on contingent consideration	7.1	—	—	7.1	—	7.1
Total other operating expenses	27.2	15.5	8.1	50.8	(4.4)	46.4
Interest Income	(3.3)	—	—	(3.3)	(9.3)	(12.6)
Interest expense, net of capitalization	0.1	0.2	0.2	0.5	111.9	112.4
Income tax expense
Current income tax expense	3.1	3.7	0.6	7.4	8.8	16.2
Deferred income tax expense	229.6	7.5	(6.7)	230.4	(50.6)	179.8
Total income tax expense	232.7	11.2	(6.1)	237.8	(41.8)	196.0
Other segment costs (income)	7.2	1.1	0.6	8.9	12.1	21.0
Segment income (loss) - including NCI [1]	$905.1	$41.6	$(65.5)	$881.2	$(157.5)	$723.7

Additions to property, plant, equipment	$671.3	$206.2	$13.1	$890.6	$24.2	$914.8
Total assets at year-end	7,107.0	2,080.0	213.3	9,400.2	366.5	9,766.7
1 Includes results attributable to a noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Note S – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate, Other, and Discontinued Operations	Consolidated Total
Year ended December 31, 2022
Revenue from production	$3,435.5	$580.0	$23.0	$4,038.5	$—	$4,038.5
Sales of purchased natural gas	0.2	181.5	—	181.7	—	181.7
Gain on sales of assets and other operating income (loss)	25.5	1.4	—	26.9	(314.4)	(287.5)
Revenues from external customers	3,461.2	762.9	23.0	4,247.1	(314.4)	3,932.7
Lease operating expenses
Lease operating expenses and taxes other than income	458.2	147.9	1.5	607.6	—	607.6
Repair and maintenance	34.9	4.7	—	39.6	—	39.6
Workovers	29.6	2.5	—	32.1	—	32.1
Total lease operating expenses	522.7	155.1	1.5	679.3	—	679.3
Severance and ad valorem taxes	55.7	1.3	—	57.0	—	57.0
Transportation, gathering and processing	142.2	70.5	—	212.7	—	212.7
Costs of purchased natural gas	0.2	171.8	—	172.0	—	172.0
Selling and general expenses	20.4	21.9	2.2	44.5	88.8	133.3
Exploration Expenses					—
Geological and geophysical	8.3	0.4	1.8	10.5	—	10.5
Dry holes and previously suspended exploration costs	23.0	—	59.1	82.1	—	82.1
Other exploratory costs, including undeveloped lease amortization and delay lease rentals	16.2	0.7	23.7	40.6	—	40.6
Total exploration expenses	47.5	1.1	84.6	133.2	—	133.2
Depreciation, depletion and amortization	617.0	141.5	5.4	763.9	12.9	776.8
Accretion of asset retirement obligations	36.5	9.6	0.1	46.2	—	46.2
Other operating expenses
Other miscellaneous operating expenses	41.3	10.5	2.4	54.2	5.0	59.2
Loss on contingent consideration	78.3	—	—	78.3	—	78.3
Total other operating expenses	119.6	10.5	2.4	132.5	5.0	137.5
Interest Income	(0.3)	—	—	(0.3)	(2.5)	(2.8)
Interest expense, net of capitalization	0.1	—	0.3	0.4	150.4	150.8
Income tax expense
Current income tax expense	8.1	8.8	2.3	19.2	4.2	23.4
Deferred income tax expense	362.7	34.8	0.6	398.1	(112.0)	286.1
Total income tax expense	370.8	43.6	2.9	417.3	(107.8)	309.5
Other segment costs (income)	6.9	1.8	0.6	9.3	(20.8)	(11.5)
Segment income (loss) - including NCI [1]	$1,521.9	$134.2	$(77.0)	$1,579.1	$(440.4)	$1,138.7

Additions to property, plant, equipment	$838.6	$208.5	$(5.7)	$1,041.4	$21.9	$1,063.3
Total assets at year-end	6,930.6	2,125.6	217.4	9,273.6	1,035.4	10,309.0
1 Includes results attributable to a noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Note S – Business Segments (Continued)

Geographic Information	Certain long-lived assets at December 31 [1]
(Millions of dollars)	United States	Canada	Other	Total
2024	$6,415.9	$1,389.5	$249.2	$8,054.6
2023	6,555.0	1,497.3	172.8	8,225.1
2022	6,562.8	1,499.1	166.1	8,228.0
1 Certain long-lived assets at December 31 represent total non-current assets, excluding investments, right-of-use operating lease assets, non-current receivables, deferred tax assets and other intangible assets.
Note T – Leases
Nature of Leases
The Company has entered into various operating and financial leases such as a natural gas processing plant, floating production storage and off-take vessels, buildings, marine vessels, vehicles, drilling rigs, pipelines and other oil and natural gas field equipment.
Remaining lease terms range from 1 year to 16 years, some of which may include options to extend leases for multi-year periods and others which include options to terminate the leases within 1 month.
Options to extend lease terms are at the Company’s discretion. Early lease terminations are a combination of Company discretion and mutual agreement between the Company and the lessor. Purchase options also exist for certain leases.
Related Expenses
Expenses related to finance and operating leases included in the Consolidated Financial Statements are as follows:

		Year Ended December 31,
(Thousands of dollars)	Financial Statement Category	2024	2023
Operating lease [1,2]	Lease operating expenses	$411,303	$246,721
Operating lease [2]	Transportation, gathering and processing	16,117	37,797
Operating lease [2]	Selling and general expenses	10,990	9,859
Operating lease [2]	Other operating expense	6,622	675
Operating lease [2]	Exploration expenses	38,974	110,577
Operating lease [2]	Property, plant and equipment	277,170	204,595
Operating lease [2]	Asset retirement obligations	10	57,442
Finance lease
Amortization of asset	Depreciation, depletion and amortization	855	1,505
Interest on lease liabilities	Interest expense, net	193	221
Sublease income	Other income	(1,143)	(1,402)
Net lease expense		$761,091	$667,990
1  Variable lease expenses. For the years ended December 31, 2024 and 2023, includes variable lease expenses of $42.3 million and $36.7 million, respectively, primarily related to additional volumes processed at a natural gas processing plant.
2  Short-term leases due within 12 months. For the year ended December 31, 2024, includes $236.4 million in lease operating expenses, $13.0 million for “Transportation, gathering and processing”, $38.5 million for “Exploration expenses, including undeveloped lease amortization”, $0.8 million in “Selling and general expenses”, $6.2 million in “Other operating expense”, $97.1 million in “Property, plant and equipment, net” and nil in “Asset retirement obligations” relating to short-term leases due within 12 months. Expenses primarily relate to drilling rigs and other oil and natural gas field equipment. For the year ended December 31, 2023, includes $78.2 million in lease operating expenses, $29.4 million in “Transportation, gathering and processing”, $80.3 million for “Exploration expenses, including undeveloped lease amortization”, $1.6 million in “Selling and general expenses", $0.3 million in “Other operating expense”, $112.7 million in “Property, plant and equipment, net” and $57.4 million in “Asset retirement obligations” relating to short-term leases due within 12 months. Expenses primarily relate to drilling rigs and other oil and natural gas field equipment.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note T – Leases (Continued)

Maturity of Lease Liabilities

(Thousands of dollars)	Operating Leases	Finance Leases	Total
2025	$290,474	$1,257	$291,731
2026	123,487	1,257	124,744
2027	66,521	1,257	67,778
2028	59,398	1,257	60,655
2029	56,849	456	57,305
Remaining	406,450	927	407,377
Total future minimum lease payments	1,003,179	6,411	1,009,590
Less imputed interest	(212,590)	(1,534)	(214,124)
Present value of lease liabilities [1]	$790,589	$4,877	$795,466
1 Includes both the current and long-term portion of the lease liabilities.
Lease Term and Discount Rate

	December 31, 2024	December 31, 2023
Weighted average remaining lease term:
Operating leases	8 years	10 years
Finance leases	6 years	5 years
Weighted average discount rate:
Operating leases	5.7%	5.9%
Finance leases	4.9%	4.7%
Other Information

	Year Ended December 31,
(Thousands of dollars)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$328,847	$271,488
Operating cash flows from finance leases	311	221
Financing cash flows from finance leases	665	622
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases ¹	$349,312	$5,923
1  For the year ended December 31, 2024, right-of-use assets obtained in exchange for lease liabilities primarily includes $254.1 million related to the extension of an operating lease pertaining to a drill ship used in our U.S. Offshore business and $52.7 million pertaining to two drilling rigs and several natural gas compressor units at our U.S. Onshore business. December 31, 2023 includes $4.5 million related to natural gas compressor units at various U.S. Onshore locations.

Note U – Subsequent Event
On January 30, 2025, the Board of Directors of Murphy Oil Corporation (NYSE: MUR) declared a quarterly cash dividend on the Common Stock of Murphy Oil Corporation of $0.325 per share, or $1.30 per share on an annualized basis. The dividend is payable on March 3, 2025, to stockholders of record as of February 18, 2025.

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
SCHEDULE 1 – SUMMARY OF TOTAL PROVED EQUIVALENT RESERVES
SCHEDULE 2 – SUMMARY OF PROVED CRUDE OIL RESERVES
SCHEDULE 3 – SUMMARY OF PROVED NATURAL GAS LIQUIDS RESERVES
SCHEDULE 4 – SUMMARY OF PROVED NATURAL GAS RESERVES
Reserves of crude oil, natural gas and NGLs are estimated by the Company’s or independent engineers and are adjusted to reflect contractual arrangements and royalty rates in effect at the end of each year. Many assumptions and judgments are required to estimate reserves. Reserve estimates and future cash flows are based on the average market prices for sales of oil and natural gas on the first calendar day of each month during the year. The average prices used for 2024 were $75.48 per BBL for NYMEX crude oil (WTI) and $2.13 per MCF for natural gas (Henry Hub). The average prices used for 2023 were $78.22 per BBL for NYMEX crude oil (WTI) and $2.64 per MCF for natural gas (Henry Hub). The average prices used for 2022 were $93.67 per BBL for NYMEX crude oil (WTI) and $6.36 per MCF for natural gas (Henry Hub). Reported quantities are subject to future revisions, some of which may be substantial, as additional information becomes available from reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors.
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
Production quantities shown are net volumes withdrawn from reservoirs. These may differ from sales quantities due to inventory changes, volumes consumed for fuel and/or shrinkage from the extraction of NGLs.
All crude oil, natural gas and NGL reserves are from consolidated subsidiaries (including noncontrolling interest) and proportionately consolidated joint ventures. The Company has no proved reserves attributable to investees accounted for by the equity method.

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
Schedule 7 also presents the principal reasons for change in the standardized measure of discounted future net cash flows for each of the three years ended December 31, 2024.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 1 – Summary of Total Proved Equivalent Reserves Based on Average Prices for 2021 – 2024

	Equivalents
(Millions of barrels of oil equivalent)	Total	United States	Canada	Other
Proved developed and undeveloped reserves:
December 31, 2021	716.9	343.4	372.8	0.7
Revisions of previous estimates	(23.6)	29.0	(52.8)	0.2
Improved recovery	5.3	5.3	—	—
Extensions and discoveries	80.1	20.6	59.5	—
Purchases of properties	5.0	5.0	—	—
Sale of properties	(4.4)	(4.4)	—	—
Production	(63.9)	(41.9)	(21.7)	(0.3)
December 31, 2022	715.4	357.0	357.8	0.6
Revisions of previous estimates	(13.3)	(13.3)	0.2	(0.2)
Improved recovery	0.4	—	0.4	—
Extensions and discoveries	112.6	12.7	87.3	12.6
Sale of properties	(5.2)	—	(5.2)	—
Production	(70.4)	(45.3)	(25.0)	(0.1)
December 31, 2023	739.5	311.1	415.5	12.9
Revisions of previous estimates	14.3	8.1	6.3	(0.1)
Improved recovery	11.3	11.3	—	—
Extensions and discoveries	31.4	16.0	15.4	—
Production	(67.5)	(39.1)	(28.3)	(0.1)
December 31, 2024 ¹	729.0	307.4	408.9	12.7
Proved developed reserves:
December 31, 2021	419.2	241.9	176.8	0.6
December 31, 2022	436.0	264.2	171.3	0.5
December 31, 2023	425.5	223.2	202.0	0.3
December 31, 2024 ²	436.2	218.9	217.1	0.2
Proved undeveloped reserves:
December 31, 2021	297.7	101.6	196.0	0.1
December 31, 2022	279.4	92.8	186.5	0.1
December 31, 2023	314.0	87.9	213.5	12.6
December 31, 2024 ³	292.8	88.5	191.8	12.5
1  Total and United States includes proved reserves of 15.9 MMBOE, consisting of 14.5 MMBBL of oil, 0.6 MMBBL of NGLs and 5 BCF of natural gas attributable to the noncontrolling interest in MP GOM.
2 Total and United States includes proved developed reserves of 14.4 MMBOE, consisting of 13.2 MMBBL of oil, 0.5 MMBBL of NGLs and 4.2 BCF of natural gas attributable to the noncontrolling interest in MP GOM.
3 Total and United States includes proved undeveloped reserves of 1.5 MMBOE, consisting of 1.3 MMBBL of oil, 0.1 MMBBL of NGLs and 0.8 BCF of natural gas attributable to the noncontrolling interest in MP GOM.
4 Totals within the tables may not add as a result of rounding.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 1 – Summary of Total Proved Equivalent Reserves Based on Average Prices for 2021 – 2024 (Continued)

2024 Comments for Proved Equivalent Reserves Changes
Revisions of previous estimates - The equivalent reserves revisions in 2024 resulted predominantly from performance adjustments in Tupper Montney and Eagle Ford Shale and positive revisions due to reduced royalty rates and delayed royalty incentive payouts resulting from lower commodity prices in Tupper Montney.
Improved Recovery – Proved equivalent reserves were added in 2024 for the non-operated St. Malo waterflood in the Gulf of America.
Extensions and discoveries - In 2024, proved equivalent reserves were added for drilling activities predominantly in Tupper Montney, the Eagle Ford Shale, and projects in the Gulf of America.

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
Extensions and discoveries - In 2023, proved equivalent reserves were added for drilling and expansion activities predominantly in Tupper Montney, the Eagle Ford Shale, and Vietnam.
Purchases and sales of properties - In 2023, the Company divested a portion of its working interest, in the Kaybob Duvernay and all of its non-operated Placid Montney assets.
2022 Comments for Proved Equivalent Reserves Changes
Revisions of previous estimates - The equivalent reserves revisions in 2022 resulted predominantly from increased royalty rates and accelerated royalty incentive payouts due to higher commodity prices in Tupper Montney. These negative revisions were partially offset by positive well performance in the Gulf of America.
Extensions and discoveries - In 2022, proved equivalent reserves were added for drilling and expansion activities predominantly in Tupper Montney and Kaybob Duvernay, as well as the Gulf of America and Eagle Ford Shale.
Purchases and sales of properties - In 2022, the Company acquired incremental working interests in two producing fields in the Gulf of America, and divested certain working interests in the Gulf of America and Eagle Ford Shale.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 2 – Summary of Proved Crude Oil Reserves Based on Average Prices for 2021 – 2024

(Millions of barrels)	Total	United States	Canada	Other
Proved developed and undeveloped crude oil reserves:
December 31, 2021	291.5	255.0	35.9	0.6
Revisions of previous estimates	23.4	19.9	3.3	0.2
Improved recovery	4.7	4.7	—	—
Extensions and discoveries	18.9	16.1	2.8	—
Purchases of properties	4.2	4.2	—	—
Sale of properties	(3.6)	(3.6)	—	—
Production	(35.5)	(32.7)	(2.5)	(0.3)
December 31, 2022	303.6	263.6	39.5	0.5
Revisions of previous estimates	(10.8)	(8.9)	(1.8)	(0.1)
Improved recovery	0.4	—	0.4	—
Extensions and discoveries	22.5	8.9	1.5	12.1
Sale of properties	(2.0)	—	(2.0)	—
Production	(37.9)	(35.6)	(2.2)	(0.1)
December 31, 2023	275.8	228.0	35.4	12.4
Revisions of previous estimates	6.6	6.6	0.1	(0.1)
Improved recovery	10.7	10.7	—	—
Extensions and discoveries	16.6	10.7	5.9	—
Production	(34.6)	(30.8)	(3.7)	(0.1)
December 31, 2024 ¹	275.1	225.2	37.7	12.2
Proved developed crude oil reserves:
December 31, 2021	191.5	174.9	16.0	0.5
December 31, 2022	209.0	194.4	14.2	0.4
December 31, 2023	186.3	163.7	22.3	0.3
December 31, 2024 ²	184.7	164.1	20.4	0.2
Proved undeveloped crude oil reserves:
December 31, 2021	99.9	80.0	19.8	0.1
December 31, 2022	94.6	69.2	25.3	0.1
December 31, 2023	89.5	64.3	13.1	12.1
December 31, 2024 ³	90.4	61.1	17.3	12.0
1 Total and United States includes proved reserves of 14.5 MMBBL attributable to the noncontrolling interest in MP GOM.
2 Total and United States includes proved developed reserves of 13.2 MMBBL attributable to the noncontrolling interest in MP GOM.
3 Total and United States includes proved undeveloped reserves of 1.3 MMBBL attributable to the noncontrolling interest in MP GOM.
4 Totals within the tables may not add as a result of rounding.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 2 – Summary of Proved Crude Oil Reserves Based on Average Prices for 2021 – 2024 (Continued)

2024 Comments for Proved Crude Oil Reserves Changes
Revisions of previous estimates - The crude oil reserves revisions in 2024 resulted predominantly from performance adjustments in the Eagle Ford Shale and Gulf of America.
Improved Recovery – Proved oil reserves were added in 2024 for the non-operated St. Malo waterflood in the Gulf of America.
Extensions and discoveries - In 2024, proved oil reserves were added for drilling activities predominantly in the Eagle Ford Shale and Gulf of America.

2023 Comments for Proved Crude Oil Reserves Changes
Revisions of previous estimates - The negative crude oil reserves revisions in 2023 resulted predominantly from impacts of lower commodity prices in the U.S. and performance adjustments in the Eagle Ford Shale and the Gulf of America.
Extensions and discoveries - In 2023, proved oil reserves were added for drilling and expansion activities predominantly in the Eagle Ford Shale and Vietnam.
Purchases and sales of properties - In 2023, the Company divested a portion of its working interest in the Kaybob Duvernay and all of its non-operated Placid Montney assets.

2022 Comments for Proved Crude Oil Reserves Changes
Revisions of previous estimates - The positive crude oil reserves revisions in 2022 resulted predominantly from improved well performance in the Gulf of America and impacts of higher commodity prices in the U.S.
Extensions and discoveries - In 2022, proved oil reserves were added for drilling and expansion activities predominantly in the Gulf of America and the Eagle Ford Shale.
Purchases and sales of properties - In 2022, the Company acquired incremental working interests in two producing fields in the Gulf of America, and divested certain working interests in the Gulf of America and Eagle Ford Shale.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 3 – Summary of Proved Natural Gas Liquids Reserves Based on Average Prices for 2021 – 2024

(Millions of barrels)	Total	United States	Canada	Other
Proved developed and undeveloped NGL reserves:
December 31, 2021	38.4	35.1	3.3	—
Revisions of previous estimates	4.4	3.9	0.5	—
Improved recovery	0.2	0.2	—	—
Extensions and discoveries	2.5	1.9	0.6	—
Purchase of properties	0.3	0.3	—	—
Sale of properties	(0.2)	(0.2)	—	—
Production	(3.9)	(3.6)	(0.3)	—
December 31, 2022	41.7	37.6	4.1	—
Revisions of previous estimates	(1.4)	(1.2)	(0.2)	—
Extensions and discoveries	2.0	1.7	0.3	—
Sale of properties	(0.6)	—	(0.6)	—
Production	(4.1)	(3.8)	(0.3)	—
December 31, 2023	37.6	34.3	3.3	—
Revisions of previous estimates	1.2	0.3	0.9	—
Improved recovery	0.4	0.4	—	—
Extensions and discoveries	2.9	2.4	0.5	—
Production	(3.5)	(3.3)	(0.2)	—
December 31, 2024 ¹	38.6	34.1	4.5	—
Proved developed NGL reserves:
December 31, 2021	28.4	25.6	2.8	—
December 31, 2022	29.7	27.4	2.3	—
December 31, 2023	25.9	24.1	1.8	—
December 31, 2024 ²	24.1	21.9	2.2	—
Proved undeveloped NGL reserves:
December 31, 2021	10.0	9.5	0.5	—
December 31, 2022	12.0	10.2	1.8	—
December 31, 2023	11.7	10.2	1.5	—
December 31, 2024 ³	14.5	12.2	2.3	—
1 Total and United States includes total proved reserves of 0.6 MMBBL attributable to the noncontrolling interest in MP GOM.
2 Total and United States includes proved developed reserves of 0.5 MMBBL attributable to the noncontrolling interest in MP GOM.
3 Total and United States includes proved undeveloped reserves of 0.1 MMBBL attributable to the noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 3 – Summary of Proved Natural Gas Liquids Reserves Based on Average Prices for 2021 – 2024 (Continued)

2024 Comments for Proved Natural Gas Liquids Reserves Changes
Revisions of previous estimates - The NGL reserves revisions in 2024 resulted predominantly from performance adjustments in Tupper Montney and Eagle Ford Shale, and positive revisions due to reduced royalty rates and delayed royalty incentive payouts resulting from lower commodity prices in Tupper Montney.
Improved Recovery – Proved NGL reserves were added in 2024 for the non-operated St. Malo waterflood in the Gulf of America.
Extensions and discoveries - In 2024, proved NGL reserves were added for drilling activities predominantly in Tupper Montney and Eagle Ford Shale.

2023 Comments for Proved Natural Gas Liquids Reserves Changes
Revisions of previous estimates - The negative NGL reserves revisions in 2023 resulted predominantly from impacts of lower commodity prices in the U.S. and performance adjustments in the Eagle Ford Shale. These revisions were partially offset by improvements in the Gulf of America.
Extensions and discoveries - In 2023, proved NGL reserves were added for drilling and expansion activities predominantly in the Eagle Ford Shale.
Purchases and sales of properties - In 2023, the Company divested a portion of its working interest in the Kaybob Duvernay and all of its non-operated Placid Montney assets.

2022 Comments for Proved Natural Gas Liquids Reserves Changes
Revisions of previous estimates - The positive NGL reserves revisions in 2022 resulted predominantly from improved well performance in the Gulf of America, Eagle Ford Shale, and Kaybob Duvernay.
Extensions and discoveries - In 2022, proved NGL reserves were added for drilling and expansion activities predominantly in the Gulf of America and Eagle Ford Shale, as well as in Tupper Montney and Kaybob Duvernay.
Purchases and sales of properties - In 2022, the Company acquired incremental working interests in two producing fields in the Gulf of America, and divested certain working interests in the Gulf of America and Eagle Ford Shale.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 4 – Summary of Proved Natural Gas Reserves Based on Average Prices for 2021 – 2024

(Billions of cubic feet)	Total	United States	Canada	Other
Proved developed and undeveloped natural gas reserves:
December 31, 2021	2,322.3	320.3	2,001.8	0.2
Revisions of previous estimates	(309.8)	30.7	(340.5)	—
Improved recovery	2.6	2.6	—	—
Extensions and discoveries	352.4	15.7	336.7	—
Purchases of properties	2.9	2.9	—	—
Sale of properties	(3.6)	(3.6)	—	—
Production	(146.9)	(33.7)	(113.2)	—
December 31, 2022	2,219.9	334.9	1,884.8	0.2
Revisions of previous estimates	(6.9)	(19.0)	12.1	—
Extensions and discoveries	528.9	12.3	513.8	2.8
Sale of properties	(15.6)	—	(15.6)	—
Production	(170.1)	(35.1)	(135.0)	—
December 31, 2023	2,556.2	293.1	2,260.1	3.0
Revisions of previous estimates	39.1	7.7	31.4	—
Improved recovery	1.2	1.2	—	—
Extensions and discoveries	71.4	17.0	54.4	—
Production	(176.1)	(30.1)	(146.0)	—
December 31, 2024 [1,4]	2,491.8	288.9	2,199.9	3.0
Proved developed natural gas reserves:
December 31, 2021	1,196.0	248.1	947.7	0.2
December 31, 2022	1,183.1	254.1	928.8	0.2
December 31, 2023	1,279.3	212.4	1,066.7	0.2
December 31, 2024 [2,4]	1,364.2	196.8	1,167.2	0.2
Proved undeveloped natural gas reserves:
December 31, 2021	1,126.4	72.2	1,054.1	—
December 31, 2022	1,036.8	80.8	956.0	—
December 31, 2023	1,276.9	80.7	1,193.4	2.8
December 31, 2024 ³	1,127.6	92.1	1,032.7	2.8
1 Total and United States includes total proved reserves of 5.0 BCF attributable to the noncontrolling interest in MP GOM.
2 Total and United States includes proved developed reserves of 4.2 BCF attributable to the noncontrolling interest in MP GOM.
3 Total and United States includes proved undeveloped reserves of 0.8 BCF attributable to the noncontrolling interest in MP GOM.
4 Includes proved natural gas reserves to be consumed in operations as fuel of 67.9 BCF, 36.0 BCF and 2.8 BCF for the U.S., Canada and Other, respectively, with 1.1 BCF attributable to the noncontrolling interest in MP GOM.
5 Totals within the tables may not add as a result of rounding.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 4 – Summary of Proved Natural Gas Reserves Based on Average Prices for 2021 – 2024 (Continued)

2024 Comments for Proved Natural Gas Reserves Changes
Revisions of previous estimates - The natural gas reserves revisions in 2024 resulted predominantly from performance adjustments in Tupper Montney and Eagle Ford Shale, and positive revisions due to reduced royalty rates and delayed royalty incentive payouts resulting from lower commodity prices in Tupper Montney.
Improved Recovery – Proved natural gas reserves were added in 2024 for the non-operated St. Malo waterflood in the Gulf of America.
Extensions and discoveries - In 2024, proved natural gas reserves were added for drilling activities predominantly in Tupper Montney and Eagle Ford Shale.

2023 Comments for Proved Natural Gas Reserves Changes
Revisions of previous estimates - The negative natural gas reserves revisions in 2023 resulted predominantly from lower commodity prices in the U.S. and performance adjustments in Tupper Montney and Eagle Ford Shale. These negative revisions were partially offset by positive revisions in the Gulf of America, as well as reduced royalty rates and delayed royalty incentive payouts resulting from lower commodity prices in Tupper Montney.
Extensions and discoveries - In 2023, proved natural gas reserves were added for drilling and expansion activities predominantly in Tupper Montney.
Purchases and sales of properties - In 2023, the Company divested a portion of its working interest in the Kaybob Duvernay and all of its non-operated Placid Montney assets.

2022 Comments for Proved Natural Gas Reserves Changes
Revisions of previous estimates - The negative natural gas reserves revisions in 2022 resulted predominantly from increased royalty rates and accelerated royalty incentive payouts due to higher commodity prices in Tupper Montney.
Extensions and discoveries - In 2022, proved natural gas reserves were added for drilling and expansion activities predominantly in Tupper Montney, as well as in the Gulf of America and Eagle Ford Shale.
Purchases and sales of properties - In 2022, the Company acquired incremental working interests in two producing fields in the Gulf of America and divested certain working interests in the Gulf of America and Eagle Ford Shale.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 5 – Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

(Millions of dollars)	United States	Canada	Other	Total
Year ended December 31, 2024
Property acquisition costs
Unproved	$7.8	$0.2	$—	$8.0
Proved	—	—	—	—
Total acquisition costs	7.8	0.2	—	8.0
Exploration costs	85.3	0.4	60.2	145.9
Development costs	598.7	137.7	45.1	781.5
Total costs incurred	691.8	138.3	105.3	935.4
Charged to expense
Dry hole expense	70.9	—	2.3	73.2
Geophysical and other costs	19.2	0.4	31.2	50.8
Total charged to expense	90.1	0.4	33.5	124.0
Property additions	$601.7	$137.9	$71.8	$811.4
Year ended December 31, 2023
Property acquisition costs
Unproved	$—	$—	$8.5	$8.5
Proved	12.8	—	14.3	27.1
Total acquisition costs	12.8	—	22.8	35.6
Exploration costs	157.8	0.4	39.9	198.1
Development costs	667.2	206.2	7.4	880.8
Total costs incurred	837.8	206.6	70.1	1,114.5
Charged to expense
Dry hole expense	153.1	—	16.7	169.8
Geophysical and other costs	13.4	0.4	40.3	54.1
Total charged to expense	166.5	0.4	57.0	223.9
Property additions	$671.3	$206.2	$13.1	$890.6
Year ended December 31, 2022
Property acquisition costs
Unproved	$1.8	$—	$—	$1.8
Proved	128.5	—	—	128.5
Total acquisition costs	130.3	—	—	130.3
Exploration costs	42.2	0.8	70.3	113.3
Development costs	704.9	208.5	4.3	917.7
Total costs incurred	877.4	209.3	74.6	1,161.3
Charged to expense
Dry hole expense	23.0	—	59.1	82.1
Geophysical and other costs	15.8	0.8	21.1	37.7
Total charged to expense	38.8	0.8	80.2	119.8
Property additions	$838.6	$208.5	$(5.6)	$1,041.5

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 6 – Results of Operations for Oil and Gas Producing Activities 1

(Millions of dollars)	United States	Canada	Other	Total
Year ended December 31, 2024
Revenues
Crude oil and natural gas liquids sales	$2,436.0	$272.3	$6.6	$2,714.9
Natural gas sales	67.8	232.2	—	300.0
Sales of purchased natural gas	—	3.7	—	3.7
Total oil and natural gas revenues	2,503.8	508.2	6.6	3,018.6
Other operating revenues	4.5	1.5		6.0
Total revenues	2,508.3	509.7	6.6	3,024.5
Costs and expenses
Lease operating expenses	749.9	185.5	1.6	937.0
Severance and ad valorem taxes	37.8	1.4	—	39.2
Transportation, gathering and processing	130.9	79.9	—	210.8
Costs of purchased natural gas	—	3.1	—	3.1
Exploration costs charged to expense	90.0	0.4	33.5	123.9
Undeveloped lease amortization	6.2	0.1	3.3	9.6
Depreciation, depletion and amortization	709.2	146.0	1.7	856.9
Accretion of asset retirement obligations	43.1	8.6	0.7	52.4
Impairment of assets	62.9	—	—	62.9
Selling and general expenses	(3.3)	20.4	6.7	23.8
Other expenses (benefits)	(5.6)	3.3	2.6	0.3
Total costs and expenses	1,821.1	448.7	50.1	2,319.9
Results of operations before taxes	687.2	61.0	(43.5)	704.6
Income tax expense (benefit)	125.3	12.0	(31.0)	106.3
Results of operations	$561.9	$49.0	$(12.5)	$598.4
Year ended December 31, 2023
Revenues
Crude oil and natural gas liquids sales	$2,829.1	$165.7	$11.0	$3,005.8
Natural gas sales	92.7	278.2	—	370.9
Sales of purchased natural gas	—	72.2	—	72.2
Total oil and natural gas revenues	2,921.8	516.1	11.0	3,448.9
Other operating revenues	6.5	1.4	—	7.9
Total revenues	2,928.3	517.5	11.0	3,456.8
Costs and expenses
Lease operating expenses	630.7	151.8	1.9	784.4
Severance and ad valorem taxes	41.4	1.4	—	42.8
Transportation, gathering and processing	157.0	76.0	—	233.0
Costs of purchased natural gas	—	51.7	—	51.7
Exploration costs charged to expense	166.5	0.4	57.0	223.9
Undeveloped lease amortization	8.1	0.1	2.7	10.9
Depreciation, depletion and amortization	706.0	142.2	2.3	850.5
Accretion of asset retirement obligations	37.8	7.8	0.4	46.0
Selling and general expenses	11.8	16.5	9.4	37.7
Other expenses	31.2	16.8	8.9	56.9
Total costs and expenses	1,790.5	464.7	82.6	2,337.8
Results of operations before taxes	1,137.8	52.8	(71.6)	1,119.0
Income tax expense (benefit)	232.7	11.2	(6.1)	237.8
Results of operations	$905.1	$41.6	$(65.5)	$881.2
1   Results exclude corporate overhead, interest and discontinued operations. Results include noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 6 – Results of Operations for Oil and Gas Producing Activities 1 (Continued)

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

(Millions of dollars)	United States	Canada	Other	Total
December 31, 2024
Future cash inflows	$18,118.1	$6,304.4	$1,012.9	$25,435.4
Future development costs	(2,024.9)	(825.9)	(252.5)	(3,103.3)
Future production costs	(7,645.7)	(4,026.5)	(341.7)	(12,013.9)
Future income taxes	(893.5)	(251.2)	(203.4)	(1,348.1)
Future net cash flows	7,554.0	1,200.8	215.3	8,970.1
10% annual discount for estimated timing of cash flows	(2,887.3)	(486.0)	(200.9)	(3,574.2)
Standardized measure of discounted future net cash flows	$4,666.7	$714.8	$14.4	$5,395.9
December 31, 2023
Future cash inflows	$18,927.6	$8,012.7	$1,004.2	$27,944.5
Future development costs	(1,685.3)	(769.6)	(304.3)	(2,759.2)
Future production costs	(7,856.2)	(4,223.6)	(288.7)	(12,368.5)
Future income taxes	(1,057.5)	(634.6)	(121.3)	(1,813.4)
Future net cash flows	8,328.6	2,384.9	289.9	11,003.4
10% annual discount for estimated timing of cash flows	(2,840.6)	(1,056.9)	(252.5)	(4,150.0)
Standardized measure of discounted future net cash flows	$5,488.0	$1,328.0	$37.4	$6,853.4
December 31, 2022
Future cash inflows	$27,277.9	$12,360.2	$59.2	$39,697.3
Future development costs	(1,594.5)	(642.4)	(1.4)	(2,238.3)
Future production costs	(8,297.4)	(4,199.0)	(12.1)	(12,508.5)
Future income taxes	(2,606.8)	(1,788.7)	(5.4)	(4,400.9)
Future net cash flows	14,779.2	5,730.1	40.3	20,549.6
10% annual discount for estimated timing of cash flows	(5,709.8)	(3,015.6)	(11.0)	(8,736.4)
Standardized measure of discounted future net cash flows	$9,069.4	$2,714.5	$29.3	$11,813.2
1 Includes noncontrolling interest in MP GOM.
2 Totals within the table may not add as a result of rounding.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 7 – Standardized Measure of Discounted Future Net Cash Flows Relating to
Proved Oil and Gas Reserves 1 (Continued)
The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years shown.

(Millions of dollars)	2024	2023	2022
Net changes in prices and production costs [2]	$(1,116.5)	$(5,845.6)	$4,812.2
Net changes in development costs	(152.7)	(78.8)	(531.1)
Sales and transfers of oil and natural gas produced, net of production costs	(1,824.8)	(2,264.8)	(2,917.4)
Net change due to extensions and discoveries	583.7	770.4	1,223.5
Net change due to purchases and sales of proved reserves	—	(96.1)	102.1
Development costs incurred	668.6	703.7	769.3
Accretion of discount	773.5	1,393.3	802.6
Revisions of previous quantity estimates	(688.1)	(771.5)	1,652.9
Net change in income taxes	298.8	1,229.6	(1,399.9)
Net (decrease) increase	(1,457.5)	(4,959.8)	4,514.2
Standardized measure at January 1	6,853.4	11,813.2	7,299.0
Standardized measure at December 31	$5,395.9	$6,853.4	$11,813.2
1  Includes noncontrolling interest in MP GOM.
2 The average prices used for 2024 were $75.48 per BBL for NYMEX crude oil (WTI) and $2.13 per MCF for natural gas (Henry Hub). The average prices used for 2023 were $78.22 per BBL for NYMEX crude oil (WTI) and $2.64 per MCF for natural gas (Henry Hub). The average prices used for 2022 were $93.67 per BBL for NYMEX crude oil (WTI) and $6.36 per MCF for natural gas (Henry Hub).

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 8 – Capitalized Costs Relating to Oil and Gas Producing Activities

(Millions of dollars)	United States	Canada	Other	Total
December 31, 2024
Unproved oil and natural gas properties [1]	$247.3	$6.6	$29.1	$283.0
Proved oil and natural gas properties	16,598.8	4,498.1	246.7	21,343.6
Gross capitalized costs	16,846.1	4,504.7	275.8	21,626.6
Accumulated depreciation, depletion and amortization
Unproved oil and natural gas properties	(111.0)	—	(20.7)	(131.7)
Proved oil and natural gas properties	(10,326.2)	(3,116.2)	(44.2)	(13,486.6)
Net capitalized costs	$6,408.9	$1,388.5	$210.9	$8,008.3
December 31, 2023
Unproved oil and natural gas properties [1]	$337.3	$13.1	$49.7	$400.1
Proved oil and natural gas properties	15,868.4	4,716.0	153.7	20,738.1
Gross capitalized costs	16,205.7	4,729.1	203.4	21,138.2
Accumulated depreciation, depletion and amortization
Unproved oil and natural gas properties	(105.3)	—	(17.4)	(122.7)
Proved oil and natural gas properties	(9,552.9)	(3,233.7)	(42.8)	(12,829.4)
Net capitalized costs	$6,547.5	$1,495.4	$143.2	$8,186.1
1 Unproved oil and natural gas properties above include costs and associated accumulated amortization of properties that do not have proved reserves; these costs include mineral interests, uncompleted exploratory wells and exploratory wells capitalized pending further evaluation.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

(Millions of dollars except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year [1]
Year ended December 31, 2024
Revenue from contracts with customers	$794.8	$801.0	$753.2	$669.6	$3,018.6
Income from continuing operations before income taxes	145.6	189.6	153.8	78.6	567.6
Income from continuing operations	115.5	156.9	151.7	65.2	489.3
Net income including noncontrolling interest	114.7	156.3	151.1	64.4	486.5
Net income attributable to Murphy	90.0	127.7	139.1	50.3	407.1
Income from continuing operations per common share ²
Basic	0.60	0.84	0.93	0.35	2.73
Diluted	0.60	0.83	0.93	0.34	2.72
Net income per common share ²
Basic	0.59	0.84	0.93	0.35	2.71
Diluted	0.59	0.83	0.93	0.34	2.70
Cash dividend per common share	0.300	0.300	0.300	0.300	1.200
Year ended December 31, 2023
Revenue from contracts with customers	$840.0	$812.9	$953.8	$842.2	$3,448.9
Income from continuing operations before income taxes	267.9	127.3	356.3	169.5	921.0
Income from continuing operations	214.0	92.5	278.2	140.5	725.2
Net income including noncontrolling interest	214.3	91.9	277.8	139.7	723.7
Net income attributable to Murphy	191.6	98.3	255.3	116.4	661.6
Income from continuing operations per common share ²
Basic	1.23	0.63	1.64	0.76	4.27
Diluted	1.22	0.62	1.63	0.75	4.23
Net income per common share ²
Basic	1.23	0.63	1.64	0.76	4.26
Diluted	1.22	0.62	1.63	0.75	4.22
Cash dividend per common share	0.275	0.275	0.275	0.275	1.100
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION ACCOUNTS AND RESERVES

(Millions of dollars)	Balance at January 1	Charged to Expense	Deductions	Other	Balance at December 31
2024
Deducted from asset accounts:
Allowance for doubtful accounts	$1.6	$—	$—	$—	$1.6
Deferred tax asset valuation allowance	146.9	2.6	—	—	149.5
2023
Deducted from asset accounts:
Allowance for doubtful accounts	$1.6	$—	$—	$—	$1.6
Deferred tax asset valuation allowance	136.0	10.9	—	—	146.9
2022
Deducted from asset accounts:
Allowance for doubtful accounts	$1.6	$—	$—	$—	$1.6
Deferred tax asset valuation allowance	111.2	24.8	—	—	136.0

DEFINITIONS

Currencies:
CAD or C$ - Canadian dollar
USD or US$ - United States dollar
Units of Measurement:
BBL - Barrels
BCF - Billion cubic feet
BOE - Barrels of oil equivalent
BOEPD - Barrels of oil equivalent per day
MCF - Thousand cubic feet
MMBBL - Million barrels of oil
MMBOE - Million barrels of oil equivalent
MMBTU - Million British thermal units
MMCF - Million cubic feet
Industry:
AECO - Alberta Energy Company and is the Canadian benchmark price for natural gas
Crude oil - Collectively, crude oil and condensate hydrocarbons
Development well - A well that is drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive
Dry hole - An exploratory well that does not find oil or natural gas in commercial quantities
E&P - Exploration and production
Exploratory well - A well is drilled to find and produce crude oil or natural gas in an unproved area and includes delineation wells which target a new reservoir in a field known to be productive or to extend a known reservoir beyond the proved area

Hydrocarbons - Organic chemical compounds of hydrogen and carbon atoms that form the basis of all petroleum products
Liquids - Collectively, crude oil, condensate and natural gas liquid hydrocarbons
Net acres or net wells - The portions of gross acres or gross wells owned by the Company
NGLs - Natural gas liquids
NYMEX - New York Mercantile Exchange
OPEC - Organization of the Petroleum Exporting Countries
Operator - The company serving as the manager and often the decision-maker of a drilling or production project
Production Sharing Contract (PSC) - Agreement between extracting company(ies) and a host country regarding each party’s share of production after stipulated exploratory and development costs are recovered

QRE - Qualified reserve estimator
Seismic - Two-dimensional or three-dimensional images created by bouncing sound waves off underground rock formations that are used to determine the best places to drill for hydrocarbons
Working interest - Right to drill and produce oil and natural gas on the leased acreage, as well as the obligation to pay costs
WTI - West Texas Intermediate
Accounting:
ARO - Asset retirement obligation
ASC - Accounting Standards Codification
ASU - Accounting Standards Update

DEFINITIONS - Continued

CODM - Chief Operating Decision Maker
DD&A - Depreciation, depletion and amortization
EBITDA - Earnings before interest, taxes, depreciation and amortization
FASB - Financial Accounting Standards Board
GAAP - U.S. Generally Accepted Accounting Principles
NCI - Noncontrolling interest
PCAOB - Public Company Accounting Oversight Board
SEC - U.S. Securities and Exchange Commission
Other:
AIP - Annual Incentive Plan
BOEM - U.S. Bureau of Ocean Energy Management
BSEE - U.S. Bureau of Safety and Environmental Enforcement
CRSU - Cash-settled restricted time-based stock unit
EPA - U.S. Environmental Protection Agency
ESG - Environmental, Social and Governance
GHG - Greenhouse gas
IRA - Inflation Reduction Act
MP GOM - MP Gulf of Mexico, LLC
PAI - Petrobras America Inc.
PSU - Performance-based restricted stock unit
RCF - Revolving credit facility
ROACE - Return on average capital employed
RSU - Time-based restricted stock unit
SAR - Stock appreciation right
SOFR - Secured Overnight Financing Rate
TCFD - Task Force on Climate-related Financial Disclosures
TSR - Total Shareholder Return
WEC - Waste Emission Charge