Form 10-Q
period 2025-06-30
MURPHY OIL CORP
filed 2025-08-06
CIK 717423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Number of shares of Common Stock, $1.00 par value, outstanding at July 31, 2025 was 142,731,820.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Thousands of dollars, except share amounts)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$379,631	$423,569
Accounts receivable, net	274,033	272,530
Inventories	62,515	54,858
Prepaid expenses	45,946	34,322
Total current assets	762,125	785,279
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $14,436,980 in 2025 and $13,811,539 in 2024	8,347,423	8,054,653
Operating lease assets	673,223	777,536
Deferred charges and other assets	56,744	50,011
Total assets	$9,839,515	$9,667,479
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt, finance lease	$910	$871
Accounts payable	509,225	472,165
Income taxes payable	23,792	19,003
Other taxes payable	30,304	31,685
Operating lease liabilities	190,659	253,208
Other accrued liabilities	84,303	117,802
Current asset retirement obligations	70,104	48,080
Total current liabilities	909,297	942,814
Long-term debt, including finance lease obligation	1,474,959	1,274,502
Asset retirement obligations	980,109	960,804
Deferred credits and other liabilities	254,400	274,345
Non-current operating lease liabilities	494,561	537,381
Deferred income taxes	369,009	335,790
Total liabilities	$4,482,335	$4,325,636
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	$—	$—
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares in 2025 and 195,100,628 shares in 2024	195,101	195,101
Capital in excess of par value	841,833	848,950
Retained earnings	6,775,193	6,773,289
Accumulated other comprehensive loss	(537,778)	(628,072)
Treasury stock	(2,075,823)	(1,995,018)
Murphy Shareholders' Equity	5,198,526	5,194,250
Noncontrolling interest	158,654	147,593
Total equity	5,357,180	5,341,843
Total liabilities and equity	$9,839,515	$9,667,479

The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars, except per share amounts)	2025	2024	2025	2024
Revenues and other income
Revenue from production	$683,065	$797,510	$1,355,795	$1,592,113
Sales of purchased natural gas	—	3,497	—	3,742
Total revenue from sales to customers	683,065	801,007	1,355,795	1,595,855
Gain on derivative instruments	10,808	—	1,349	—
Gain on sale of assets and other operating income	1,697	1,764	4,137	3,328
Total revenues and other income	695,570	802,771	1,361,281	1,599,183
Costs and expenses
Lease operating expenses	215,554	259,628	420,633	493,892
Severance and ad valorem taxes	10,828	10,417	19,478	20,503
Transportation, gathering and processing	54,070	53,470	102,921	110,023
Costs of purchased natural gas	—	2,987	—	3,147
Exploration expenses, including undeveloped lease amortization	10,399	42,677	24,887	87,106
Selling and general expenses	36,919	22,893	67,834	54,054
Depreciation, depletion and amortization	259,324	215,543	453,484	426,677
Accretion of asset retirement obligations	14,432	13,053	28,477	25,827
Impairment of assets	—	—	—	34,528
Other operating expense (income)	1,833	(2,219)	7,462	5,047
Total costs and expenses	603,359	618,449	1,125,176	1,260,804
Operating income from continuing operations	92,211	184,322	236,105	338,379
Other income (loss)
Other income (loss)	(32,304)	26,245	(29,902)	37,796
Interest expense, net	(25,053)	(20,986)	(48,576)	(41,007)
Total other income (loss)	(57,357)	5,259	(78,478)	(3,211)
Income from continuing operations before income taxes	34,854	189,581	157,627	335,168
Income tax expense	1,032	32,676	33,754	62,733
Income from continuing operations	33,822	156,905	123,873	272,435
Income (loss) from discontinued operations, net of income taxes	1,302	(643)	669	(1,515)
Net income including noncontrolling interest	35,124	156,262	124,542	270,920
Less: Net income attributable to noncontrolling interest	12,844	28,523	29,226	53,179
NET INCOME ATTRIBUTABLE TO MURPHY	$22,280	$127,739	$95,316	$217,741
NET INCOME (LOSS) PER COMMON SHARE – BASIC
Continuing operations	$0.15	$0.84	$0.66	$1.44
Discontinued operations	0.01	—	—	(0.01)
Net income	$0.16	$0.84	$0.66	$1.43
NET INCOME (LOSS) PER COMMON SHARE – DILUTED
Continuing operations	$0.15	$0.83	$0.66	$1.43
Discontinued operations	0.01	—	—	(0.01)
Net income	$0.16	$0.83	$0.66	$1.42
Cash dividends per common share	$0.325	$0.300	$0.650	$0.600
Average common shares outstanding (thousands)
Basic	142,721	152,153	143,502	152,409
Diluted	143,216	153,144	144,144	153,480
The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2025	2024	2025	2024
Net income including noncontrolling interest	$35,124	$156,262	$124,542	$270,920
Other comprehensive income (loss), net of tax
Net gain (loss) from foreign currency translation	90,222	(16,824)	88,555	(52,352)
Retirement and postretirement benefit plans	875	914	1,739	1,824
Other comprehensive income (loss)	91,097	(15,910)	90,294	(50,528)
Comprehensive income including noncontrolling interest	126,221	140,352	214,836	220,392
Less: Comprehensive income attributable to noncontrolling interest	12,844	28,523	29,226	53,179
COMPREHENSIVE INCOME ATTRIBUTABLE TO MURPHY	$113,377	$111,829	$185,610	$167,213

The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(Thousands of dollars)	2025	2024
Operating Activities
Net income including noncontrolling interest	$124,542	$270,920
Adjustments to reconcile net income to net cash provided by continuing operations activities
Depreciation, depletion and amortization	453,484	426,677
Accretion of asset retirement obligations	28,477	25,827
Long-term non-cash compensation	22,016	21,823
Deferred income tax expense	21,216	53,928
Amortization of undeveloped leases	3,909	5,778
Mark-to-market loss on derivative instruments	(1,371)	—
Unsuccessful exploration well costs and previously suspended exploration costs	(776)	58,280
(Income) loss from discontinued operations	(669)	1,515
Impairment of assets	—	34,528
Other operating activities, net	(2)	(33,959)
Net decrease in non-cash working capital	7,905	1,126
Net cash provided by continuing operations activities	658,731	866,443
Investing Activities
Property additions and dry hole costs	(678,043)	(516,876)
Acquisition of oil and natural gas properties	(1,383)	—
Net cash required by investing activities	(679,426)	(516,876)
Financing Activities
Borrowings on revolving credit facility	350,000	200,000
Repayment of revolving credit facility	(150,000)	(200,000)
Retirement of debt	—	(50,000)
Repurchase of common stock	(102,620)	(105,887)
Cash dividends paid	(93,412)	(91,545)
Withholding tax on stock-based incentive awards	(7,654)	(25,298)
Distributions to noncontrolling interest	(18,165)	(61,210)
Finance lease obligation payments	(486)	(331)
Issue costs of revolving debt facility	(18)	—
Net cash required by financing activities	(22,355)	(334,271)
Effect of exchange rate changes on cash and cash equivalents	(888)	1,249
Net (decrease) increase in cash and cash equivalents	(43,938)	16,545
Cash and cash equivalents at beginning of period	423,569	317,074
Cash and cash equivalents at end of period	$379,631	$333,619

The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars except number of shares)	2025	2024	2025	2024
Common Stock
Balance at beginning and end of period – par $1.00, authorized 450,000,000 shares at June 30, 2025 and June 30, 2024, issued 195,100,628 shares at June 30, 2025 and June 30, 2024	$195,101	$195,101	$195,101	$195,101
Capital in Excess of Par Value
Balance at beginning of period	830,945	816,815	848,950	880,297
Restricted stock transactions and other	(398)	(99)	(27,736)	(70,486)
Share-based compensation	11,286	10,145	20,619	17,050
Balance at end of period	841,833	826,861	841,833	826,861
Retained Earnings
Balance at beginning of period	6,799,299	6,590,308	6,773,289	6,546,079
Net income attributable to Murphy	22,280	127,739	95,316	217,741
Cash dividends paid	(46,386)	(45,772)	(93,412)	(91,545)
Balance at end of period	6,775,193	6,672,275	6,775,193	6,672,275
Accumulated Other Comprehensive Loss
Balance at beginning of period	(628,875)	(555,735)	(628,072)	(521,117)
Foreign currency translation, net of income taxes	90,222	(16,824)	88,555	(52,352)
Retirement and postretirement benefit plans, net of income taxes	875	914	1,739	1,824
Balance at end of period	(537,778)	(571,645)	(537,778)	(571,645)
Treasury Stock
Balance at beginning of period	(2,076,211)	(1,742,498)	(1,995,018)	(1,737,566)
Repurchase of common stock	—	(56,445)	(100,876)	(106,494)
Awarded restricted stock, net of forfeitures	388	71	20,071	45,188
Balance at end of period – 52,374,883 shares of common stock in 2025 and 43,884,080 shares of common stock in 2024, at cost	(2,075,823)	(1,798,872)	(2,075,823)	(1,798,872)
Murphy Shareholders’ Equity	5,198,526	5,323,720	5,198,526	5,323,720
Noncontrolling Interest
Balance at beginning of period	157,020	188,514	147,593	186,859
Net income attributable to noncontrolling interest	12,844	28,523	29,226	53,179
Distributions to noncontrolling interest owners	(11,210)	(38,209)	(18,165)	(61,210)
Balance at end of period	158,654	178,828	158,654	178,828
Total Equity	$5,357,180	$5,502,548	$5,357,180	$5,502,548

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (the Company or Murphy) on pages 2 through 6 of this Form 10-Q report.

Note A – Basis of Presentation
The unaudited financial statements presented herein, in the opinion of Murphy’s management, include all adjustments necessary to present fairly the Company’s financial position as at June 30, 2025 and December 31, 2024, and the results of operations, cash flows and changes in stockholders’ equity for the interim periods ended June 30, 2025 and 2024, in conformity with U.S. generally accepted accounting principles (GAAP). In preparing the financial statements of the Company in conformity with GAAP, management has made a number of estimates and assumptions that affect the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.
Consolidated financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2024 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three-month and six-month periods ended June 30, 2025 are not necessarily indicative of future results.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note C - Revenue from Contracts with Customers (Continued)
The Company’s revenues and other income for the three-month and six-month periods ended June 30, 2025 and 2024 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2025	2024	2025	2024
Net crude oil and condensate revenue
United States - Onshore	$166,101	$145,955	$275,559	$288,498
United States - Offshore [1]	343,080	501,692	695,442	982,131
Canada - Onshore	12,583	19,580	27,313	33,453
Canada - Offshore	45,741	43,326	120,210	98,101
Other	2,948	4,307	2,948	4,209
Total crude oil and condensate revenue	570,453	714,860	1,121,472	1,406,392
Net natural gas liquids revenue
United States - Onshore	9,893	7,311	18,380	15,147
United States - Offshore [1]	8,311	9,337	17,560	19,711
Canada - Onshore	1,523	1,595	3,270	3,032
Total natural gas liquids revenue	19,727	18,243	39,210	37,890
Net natural gas revenue
United States - Onshore	8,099	3,352	16,066	7,628
United States - Offshore [1]	16,726	10,500	36,667	23,389
Canada - Onshore	68,060	50,555	142,380	116,814
Total natural gas revenue	92,885	64,407	195,113	147,831
Revenue from production	683,065	797,510	1,355,795	1,592,113
Sales of purchased natural gas [2]
Canada - Onshore	—	3,497	—	3,742
Total sales of purchased natural gas	—	3,497	—	3,742
Total revenue from sales to customers	683,065	801,007	1,355,795	1,595,855
Gain on derivative instruments	10,808	—	1,349	—
Gain on sale of assets and other operating income	1,697	1,764	4,137	3,328
Total revenues and other income	$695,570	$802,771	$1,361,281	$1,599,183
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
Contract Balances and Asset Recognition
As of June 30, 2025, and December 31, 2024, receivables from contracts with customers, net of royalties and associated payables, on the balance sheet from continuing operations, were $172.2 million and $178.3 million, respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on a forward-looking expected loss model in accordance with ASU 2016-13, the Company did not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.
The Company has not entered into any revenue contracts that have financing components as of June 30, 2025.
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
As of June 30, 2025, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period over 12 months starting at the inception of the contract:

Location	Commodity	End Date	Description	Approximate Volumes
U.S.	Natural Gas and NGLs	Q2 2030	Deliveries from dedicated acreage in Eagle Ford Shale	As produced
Canada	Natural Gas	Q4 2025	Contracts to sell natural gas at USD index pricing	25 MMCFD
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at USD index pricing	49 MMCFD
Canada	Natural Gas	Q4 2027	Contracts to sell natural gas at USD index pricing	30 MMCFD
Canada	Natural Gas	Q4 2028	Contracts to sell natural gas at USD index pricing	10 MMCFD
Canada	Natural Gas	Q4 2025	Contracts to sell natural gas at CAD fixed pricing	40 MMCFD
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at CAD fixed pricing	50 MMCFD
Canada	NGLs	Q4 2026	Contracts to sell NGLs at CAD index pricing	As produced
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
As of June 30, 2025, the Company had total capitalized drilling costs pending the determination of proved reserves of $110.5 million. The following table reflects the net changes in capitalized exploratory well costs during the six-month periods ended June 30, 2025 and 2024.

(Thousands of dollars)	2025	2024
Beginning balance at January 1	$72,055	$49,118
Additions pending the determination of proved reserves	38,469	20,391
Capitalized exploratory well costs charged to expense	—	(26,471)
Balance at June 30	$110,524	$43,038
Capital additions of $38.5 million, for the six months ended June 30, 2025, were mainly for the Hai Su Vang-1X (Golden Sea Lion), Block 15/2-17 and Lac Da Hong-1X (Pink Camel), Block 15-1/05 exploration wells in Vietnam and long-lead equipment for the Cello #1 (Mississippi Canyon 385) and Banjo #1 (Mississippi Canyon 385) exploration wells in the Gulf of America. The Lac Da Hong-1X (Pink Camel) exploration well in Vietnam encountered 106 feet of net oil pay from one reservoir and continues to progress post-drill evaluations. Capital

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note D – Property, Plant and Equipment (Continued)
additions of $20.4 million, for the six months ended June 30, 2024, were mainly for the non-operated Ocotillo #1 (Mississippi Canyon 40) exploration well in the Gulf of America.
There were no capitalized well costs charged to dry hole expense for the six months ended June 30, 2025. Capitalized well costs charged to dry hole expense of $26.5 million for the six months ended June 30, 2024 were related to the Hoffe Park #1 (Mississippi Canyon 166) exploration well in the Gulf of America.
The preceding table excludes well costs of $31.8 million incurred and expensed directly to dry hole for the six months ended June 30, 2024. This amount primarily related to the non-operated Orange #1 (Mississippi Canyon 216) exploration well in the Gulf of America.
The following table provides an aging of capitalized exploration well costs based on the date the drilling was completed for each individual well.

	June 30,
	2025		2024
(Thousands of dollars)	Amount	No. of Wells	Amount	No. of Wells
Aging of capitalized well costs:
Zero to one year	$16,002	5	$20,545	3
One to two years	72,004	3	—	—
Two to three years	—	—	—	—
Three years or more	22,518	3	22,493	3
	$110,524	11	$43,038	6
Of the $94.5 million of exploration well costs capitalized and classified as more than one year at June 30, 2025, $65.0 million was in Vietnam, $22.1 million was in the Gulf of America, $4.7 million was in Canada, and $2.7 million was in Brunei. In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.
Property Additions
During the first quarter of 2025, Murphy purchased a floating production storage and offloading vessel (FPSO) from BW Offshore (UK) Limited for a gross purchase price of $125.0 million, subject to customary closing adjustments. An initial payment of $100.0 million was made in the first quarter of 2025, with the remaining balance paid during the second quarter of 2025, after certain contractual obligations were met. The FPSO will remain at its current location, supporting operations at the Cascade field (Walker Ridge 206 and 250) and Chinook field (Walker Ridge 469 and 425) in the Gulf of America. BW Offshore (UK) Limited will continue to provide operations and maintenance services under a new five-year contract.
Impairments
There were no impairments in the three and six months ended June 30, 2025, as well as no impairments in the three months ended June 30, 2024. There were pretax impairments of $34.5 million in the six months ended June 30, 2024 related to the Calliope field in Mississippi Canyon in the Gulf of America, in which operational issues led to a reserve reduction.
Subsequent Event
Subsequent to quarter end, on July 1, 2025, the Company purchased additional working interests in Eagle Ford Shale, in acreages primarily operated by Murphy, for $23.0 million, subject to certain post-closing adjustments.

Note E – Financing Arrangements and Debt
As of June 30, 2025, the Company had a $1.35 billion revolving credit facility (RCF). The RCF is a senior unsecured guaranteed facility which expires on October 7, 2029. At June 30, 2025, the Company had $200.0 million of outstanding borrowings under the RCF and $0.4 million of outstanding letters of credit, which reduce the borrowing capacity of the RCF. At June 30, 2025, the interest rate in effect on borrowings under the RCF was 6.67%. At June 30, 2025, the Company was in compliance with all covenants related to the RCF.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note E – Financing Arrangements and Debt (Continued)

The Company also has a shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) that permits the offer and sale of debt and/or equity securities through October 15, 2027.

Note F – Other Financial Information
Supplemental Information to Statement of Cash Flows

	Six Months Ended June 30,
(Thousands of dollars)	2025	2024
Net (increase) decrease in operating working capital, excluding cash and cash equivalents:
(Increase) decrease in accounts receivable	$(976)	$7,355
(Increase) decrease in inventories	(9,040)	2,170
(Increase) decrease in prepaid expenses	(11,009)	2,296
Increase (decrease) in accounts payable and accrued liabilities	24,141	(9,689)
Increase (decrease) in income taxes payable	4,789	(1,006)
Net decrease in non-cash working capital	$7,905	$1,126

Supplementary disclosures:
Net cash income taxes (refunded) paid	$423	$3,236
Interest paid, net of amounts capitalized of $2.9 million in 2025 and $7.8 million in 2024	44,577	38,262

Non-cash investing activities:
Asset retirement costs capitalized	$9,427	$16,175
(Increase) decrease in capital expenditure accrual	22,748	(24,780)

Note G – Asset Retirement Obligations
The asset retirement obligations liabilities (ARO) recognized by the Company are related to the estimated costs to dismantle and abandon its producing oil and natural gas properties and related equipment.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO for the six-month periods ended June 30, 2025 and 2024 are shown in the following table.

(Thousands of dollars)	June 30, 2025	June 30, 2024
Balance at beginning of year	$1,008,884	$914,763
Accretion	28,477	25,827
Liabilities incurred	5,428	14,199
Revisions of previous estimates	3,999	1,995
Liabilities settled	(6,359)	(2,925)
Changes due to translation of foreign currencies	9,784	(4,541)
Balance at end of period	1,050,213	949,318
Current portion of liability	(70,104)	(25,622)
Non-current portion of liability	$980,109	$923,696
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
The table that follows provides the components of net periodic benefit expense for the three-month and six-month periods ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2025	2024	2025	2024
Service cost	$1,683	$1,706	$84	$135
Interest cost	8,482	8,393	708	782
Expected return on plan assets	(8,953)	(8,359)	—	—
Estimated defined contribution provision	62	54	—	—
Amortization of prior service cost (credit)	492	579	(133)	(133)
Recognized actuarial loss (gain)	1,914	2,361	(1,057)	(812)
Total net periodic benefit expense	$3,680	$4,734	$(398)	$(28)

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2025	2024	2025	2024
Service cost	$3,366	$3,412	$168	$270
Interest cost	16,880	16,784	1,416	1,564
Expected return on plan assets	(17,824)	(16,716)	—	—
Estimated defined contribution provision	122	109	—	—
Amortization of prior service cost (credit)	983	1,158	(266)	(266)
Recognized actuarial loss (gain)	3,805	4,721	(2,113)	(1,624)
Total net periodic benefit expense	$7,332	$9,468	$(795)	$(56)
The components of net periodic benefit expense, other than the service cost, are recorded in “Other income (loss)” in the Consolidated Statements of Operations.
During the six-month period ended June 30, 2025, the Company made contributions of $18.6 million to its defined benefit pension and postretirement benefit plans. Remaining funding in 2025 for the Company’s defined benefit pension and postretirement plans is anticipated to be $12.3 million.

Note I – Incentive Plans
The Company recognizes expenses for all share-based and cash-based incentive compensation in the Consolidated Statements of Operations using a fair value-based measurement method over the applicable vesting periods.
The Annual Incentive Plan (AIP) authorizes the Compensation Committee (the Committee) to establish specific performance goals associated with annual cash awards that may be earned by officers, executives and certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note I – Incentive Plans (Continued)
other employees. Cash awards under the AIP are determined based on the Company’s actual financial and operating results as measured against the performance goals established by the Committee.
In May 2025, the Company’s shareholders approved the 2025 Long-Term Incentive Plan (the 2025 Long-Term Plan) to replace the 2020 Long-Term Incentive Plan (the 2020 Long-Term Plan). All awards granted on or after May 14, 2025, will be made under the 2025 Long-Term Plan. The 2025 Long-Term Plan will expire in 2035 and authorizes the issuance of up to 3.885 million shares of common stock over its term. Additional information on the 2025 Long-Term Plan can be found in Exhibit A to definitive proxy statement filed on March 28, 2025.
Similar to the 2020 Long-Term Plan, the 2025 Long-Term Plan authorizes the Committee to make grants of the Company’s common stock and stock-based awards to employees. These grants may be in the form of stock options (nonqualified or incentive), stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), performance units, performance shares, dividend equivalents and other stock-based incentives.
Shares issued pursuant to awards granted under the 2025 Long-Term Plan and the previous 2020 Long-Term Plan, may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares repurchased on the open market. Share awards that have been canceled, expired, forfeited, or otherwise not issued will not count as shares issued under both plans.
During the six months ended June 30, 2025, the Committee granted the following awards from the 2020 Long-Term Plan:

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
The Company also maintains a Stock Plan for Non-Employee Directors (NEDs) that permits the issuance of RSUs, stock options, or a combination thereof to the Company’s NEDs.
The Company currently has outstanding incentive awards issued to Directors under the 2021 Stock Plan for NEDs (the 2021 NED Plan) and the 2018 Stock Plan for NEDs. All awards granted on or after May 12, 2021 were made under the 2021 NED Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note I – Incentive Plans (Continued)
During the six months ended June 30, 2025, the Committee granted the following awards to NEDs under the 2021 NED Plan:

Type of Award	Number of Awards Granted	Grant Date	Grant Date Fair Value	Valuation Methodology
Time-Based RSUs [1]	74,970	February 5, 2025	$26.68	Closing Stock Price
Time-Based RSUs [2]	2,114	March 31, 2025	$28.40	Closing Stock Price
Time-Based RSUs [2]	2,668	June 30, 2025	$22.50	Closing Stock Price
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
Amounts recognized in the financial statements with respect to share-based plans are shown in the following table.

	Six Months Ended June 30,
(Thousands of dollars)	2025	2024
Compensation charged against income before tax benefit	$20,758	$19,987
Related income tax benefit recognized in income	2,832	2,067
Certain incentive compensation granted to the Company’s named executive officers, to the extent their total compensation exceeds $1.0 million per executive per year, is not eligible for a U.S. income tax deduction under the current tax law.

Note J – Net Income (Loss) Per Common Share
Net income attributable to Murphy was used as the numerator in computing both basic and diluted income per common share for the three-month and six-month periods ended June 30, 2025 and 2024. The following table reconciles the weighted-average shares outstanding used for these computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Weighted-average shares)	2025	2024	2025	2024
Basic method	142,720,904	152,153,401	143,502,425	152,408,912
Dilutive restricted stock units	494,710	990,183	641,426	1,070,766
Diluted method	143,215,614	153,143,584	144,143,851	153,479,678

Note K – Income Taxes
The Company’s effective income tax rate is calculated as the amount of income tax expense (benefit) divided by income (loss) from continuing operations before income taxes. For the three-month and six-month periods ended June 30, 2025 and 2024, the Company’s effective income tax rates were as follows:

	2025	2024
Three months ended June 30,	3.0%	17.2%
Six months ended June 30,	21.4%	18.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note K – Income Taxes (Continued)

The effective tax rate for the three-month period ended June 30, 2025 was below the U.S. statutory tax rate of 21% primarily due to several factors including: no tax applied to the pretax income of the noncontrolling interest in MP GOM, a Canada tax credit received, and the effects of tax losses generated in Canada which has a higher tax rate. These impacts are partially offset by exploration and other expenses in certain foreign jurisdictions, for which no income tax benefits are currently available as well as stock-based compensation.

The effective tax rate for the three-month period ended June 30, 2024 was below the U.S. statutory tax rate of 21% primarily due to no tax applied to the pretax income of the noncontrolling interest in MP GOM, and a Canada tax credit received. These impacts are partially offset by the effects of income generated in foreign tax jurisdictions, certain of which have income tax rates higher than the U.S. Federal rate, and certain expenses, including exploration and other expenses in certain foreign jurisdictions, for which no income tax benefits are currently available.

The effective tax rate for the six-month period ended June 30, 2025 was above the U.S. statutory tax rate of 21% primarily due to several factors including: the effects of income generated in foreign tax jurisdictions, certain of which have income tax rates higher than the U.S. Federal rate; U.S. state tax expense; stock-based compensation; and certain expenses, including exploration and other expenses in certain foreign jurisdictions, for which no income tax benefits are currently available. These impacts were partially offset by no tax applied to the pretax income of the noncontrolling interest in MP GOM, and a Canada tax credit received.
The effective tax rate for the six-month period ended June 30, 2024 was below the U.S. statutory tax rate of 21% primarily due to no tax applied to the pretax income of the noncontrolling interest in MP GOM, and a Canada tax credit received. These impacts were partially offset by several factors including: the effects of income generated in foreign tax jurisdictions, certain of which have income tax rates higher than the U.S. Federal rate; U.S. state tax expense and certain expenses, including exploration and other expenses in certain foreign jurisdictions, for which no income tax benefits are currently available.
The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities. These audits often take years to complete and settle. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters. Additionally, the Company could be required to pay amounts into an escrow account as any matters are identified and appealed with the relevant taxing authorities. As of June 30, 2025, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: U.S. – 2016; Canada – 2016; and Malaysia – 2018. The Company has retained certain possible liabilities and rights to income tax receivables relating to Malaysia for the years prior to 2019.
Subsequent to the balance sheet date, on July 4, 2025, the current U.S. Administration signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (OBBBA), which includes a broad range of tax reform provisions affecting corporations. The OBBBA, among other changes, permanently reinstates the "bonus" depreciation provisions that allow for the immediate expensing of 100% of the cost of certain qualified property acquired and placed in service after January 19, 2025, permanently reinstates the elective immediate expensing of domestic research and experimental expenditures paid or incurred in tax years beginning after December 31, 2024 (with a special transition rule that allows accelerated deduction of the remaining unamortized balance of capitalized domestic research and experimental expenditures), and permanently relaxes the limitation on the deductibility of business interest effective for tax years beginning after December 31, 2024. The OBBBA also modifies certain international tax provisions effective for tax years beginning after December 31, 2025. The Company is currently evaluating the impact of these tax law changes and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.

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
Foreign Currency Exchange Risks
The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. The Company had no foreign currency exchange derivatives outstanding at June 30, 2025 and 2024.
Commodity Price Risks
The Company is subject to commodity price risk related to products it produces and sells. During the second quarter of 2025, the Company had the following open natural gas swap contracts. Under the swaps contracts, which mature monthly, the Company pays the average monthly price in effect and receives the fixed contract price on a notional amount of sales volume, thereby fixing the price for the commodity sold.
At June 30, 2025, volumes per day associated with outstanding natural gas derivative contracts and the weighted average prices for these contracts are as follows:

NYMEX Henry Hub	Area	Commodity	Volumes MMCF/d	Price/MCF	Start Date	End Date
Fixed price derivative swap	United States	Natural Gas	60	$3.65	7/1/2025	9/30/2025
Fixed price derivative swap	United States	Natural Gas	60	$3.74	10/1/2025	12/31/2025
During first six months ended June 30, 2025, the Company did not have any crude oil derivative contracts. During first six months ended June 30, 2024, the Company did not have any crude oil or natural gas derivative contracts.
At June 30, 2025 and December 31, 2024, the fair value of derivative instruments not designated as hedging instruments are presented in the following table:

(Thousands of dollars)	Asset (Liability) Derivatives Fair Value
Type of Derivative Contract	Balance Sheet Location	June 30, 2025	December 31, 2024
Commodity swaps	Accounts payable	$(337)	$(1,707)
For the three-month and six-month periods ended June 30, 2025 and 2024, the gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments are presented in the following table:

		Gain (Loss)		Gain (Loss)
(Thousands of dollars)		Three Months Ended June 30,		Six Months Ended June 30,
Type of Derivative Contract	Statement of Operations Location	2025	2024	2025	2024
Commodity swaps	Gain on derivative instruments	$10,808	$—	$1,349	$—

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
The fair value measurements for these assets and liabilities at June 30, 2025 and December 31, 2024, are shown in the following table.

	June 30, 2025				December 31, 2024
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Commodity swaps	$—	$337	$—	$337	$—	$1,707	$—	$1,707
Nonqualified employee savings plan	19,763	—	—	19,763	19,469	—	—	19,469
	$19,763	$337	$—	$20,100	$19,469	$1,707	$—	$21,176
The commodity swaps liability as of June 30, 2025 was $0.3 million and recorded as “Accounts payable” in the Consolidated Balance Sheets. The fair value of commodity swaps was based on active market quotes for NYMEX Henry Hub natural gas. The before tax income effect of changes in the fair value of natural gas derivative contracts is recorded in “Loss on derivative instruments” in the Consolidated Statements of Operations.
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
The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. There were no offsetting positions recorded at June 30, 2025 and December 31, 2024.
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at June 30, 2025 and December 31, 2024. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, all of which had fair values approximating carrying amounts. The fair value of current and long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. Substantially all of the Company’s long-term debt is actively traded in open markets, and accordingly, is classified as Level 1 in the fair value hierarchy. The Company has off-balance sheet exposures relating to certain letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, were minimal.

	June 30, 2025		December 31, 2024
(Thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Current and long-term debt	$1,475,869	$1,354,719	$1,275,374	$1,185,961
Fair Values – Nonrecurring
There were no impairment expenses incurred in the three and six months ended June 30, 2025 or the three months ended June 30, 2024.
In the six months ended June 30, 2024, an impairment charge of $34.5 million was triggered for the Calliope field, due to operational issues that led to reserve reductions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note L – Financial Instruments and Risk Management (Continued)
The fair values were determined by internal discounted cash flow models using estimates of future production, prices, costs and discount rates believed to be consistent with those used by principal market participants in the applicable region.
The fair value information associated with the impaired properties is presented in the following table.

	Six Months Ended June 30, 2024
				Net Book Value Prior to Impairment	Total Pretax Impairment
	Fair Value
(Thousands of dollars)	Level 1	Level 2	Level 3
Property, plant and equipment:
Impaired proved properties
United States - Offshore	$—	$—	$437	$34,965	$34,528

Note M – Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at December 31, 2024 and June 30, 2025 and the changes during the six-month period ended June 30, 2025 are presented net of taxes in the following table.

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)	Retirement and Postretirement Benefit Plan Adjustments	Total
Balance at December 31, 2024	$(516,324)	$(111,748)	$(628,072)
Components of other comprehensive income (loss):
Before reclassifications to income	88,555	—	88,555
Reclassifications to income ¹	—	1,739	1,739
Net other comprehensive income (loss)	88,555	1,739	90,294
Balance at June 30, 2025	$(427,769)	$(110,009)	$(537,778)
1  Reclassifications before taxes of $2.1 million are included in the computation of net periodic benefit expense for the six-month period ended June 30, 2025. See Note H for additional information. Related income taxes of $0.3 million are included in "Income tax expense” on the Consolidated Statements of Operations for the six-month period ended June 30, 2025.

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
Violation of federal or state environmental, health and safety laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and construction bans or delays. A discharge of hazardous substances into the environment could, to the extent such event is not adequately insured, subject the Company to substantial expense, including both the cost to comply with applicable regulations and claims by neighboring landowners and other third parties for any personal injury and property damage that might result. In addition, Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Pursuant to SEC amendments to this item, the Company will be using a threshold of $1.0 million for such proceedings and the Company is not aware of environmental legal proceedings likely to exceed this $1.0 million threshold.
In recent years, there has been an increase in regulatory oversight of the oil and natural gas industry at the state and federal level, with a focus on climate change and GHG emissions (including methane emissions). For example, in March 2024, the U.S. Environmental Protection Agency (EPA) published its final rule regulating methane and volatile organic compounds emissions in the oil and natural gas industry which, among other things, requires periodic inspections to detect leaks (and subsequent repairs), places stringent restrictions on venting and flaring of methane, and establishes a program whereby third parties can monitor and report large methane emissions to the U.S. EPA. In November 2024, the U.S. EPA published its final rule implementing a charge on large emitters of waste methane from the oil and gas sector. This rule, however, was disapproved by a joint Congressional resolution in March 2025. In addition, an international climate agreement (the Paris Agreement) was agreed to at the 2015 United Nations Framework Convention on Climate Change in Paris, France. In January 2025, the United States submitted formal notification to the United Nations that it intends to withdraw from the Paris Agreement. Pursuant to the terms of the Paris Agreement, the withdrawal will take effect on January 27, 2026. While presidential administrations may modify, revise or repeal rules related to climate change and GHG emissions, the general trend has been towards stricter regulation over time. Further, many states have adopted or are considering regulations related to GHG emissions.
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

Note O – Common Stock Issued and Outstanding
Activity in the number of shares of common stock issued and outstanding for the six-month periods ended June 30, 2025 and 2024 is shown below.

(Number of shares outstanding)	June 30, 2025	June 30, 2024
Beginning of period	145,845,124	152,748,642
Restricted stock awards [1]	494,071	1,102,501
Treasury shares purchased	(3,613,450)	(2,634,595)
End of period	142,725,745	151,216,548
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
During the three months ended June 30, 2025, the Company did not repurchase any share of its common stock. During the six months ended June 30, 2025, the Company repurchased 3.6 million shares of its common stock under the share repurchase program for $100.0 million ($100.9 million including excise taxes and fees). As of June 30, 2025, the Company had $550.1 million of its common stock remaining available to repurchase under the program.

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
“Other segment costs (income)” below are those items that are included in Segment income (loss) but are not regularly provided to the CODM or are reported to the CODM but are not considered to be significant segment expenses. “Other segment costs (income)” for the periods presented included certain pension amortization costs allocated to the reportable segments, and dividend income from short-term investment accounts attributed to the Canada segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note P – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate, Other, and Discontinued Operations	Consolidated Total
Three Months Ended June 30, 2025
Revenue from production	$552.2	$127.9	$2.9	$683.0	$—	$683.0
Gain on sales of assets and other operating income	1.3	0.4	—	1.7	13.1	14.8
Revenues from external customers	553.5	128.3	2.9	684.7	13.1	697.8
Lease operating expenses
Lease operating expenses and taxes other than income	100.0	46.6	0.9	147.5	—	147.5
Repair and maintenance	13.9	1.1	—	15.0	—	15.0
Workovers	52.6	0.5	—	53.1	—	53.1
Total lease operating expenses	166.5	48.2	0.9	215.6	—	215.6
Severance and ad valorem taxes	10.5	0.3	—	10.8	—	10.8
Transportation, gathering and processing	30.3	23.8	—	54.1	—	54.1
Costs of purchased natural gas	—	—	—	—	—	—
Selling and general expenses	4.8	5.7	2.6	13.1	23.8	36.9
Exploration Expenses
Geological and geophysical	0.7	—	0.2	0.9	—	0.9
Dry holes and previously suspended exploration costs	(1.0)	—	0.1	(0.9)	—	(0.9)
Other exploratory costs, including undeveloped lease amortization and delay lease rentals	3.6	—	6.8	10.4	—	10.4
Total exploration expenses	3.3	—	7.1	10.4	—	10.4
Depreciation, depletion and amortization	218.3	38.1	1.2	257.6	1.7	259.3
Accretion of asset retirement obligations	11.6	2.6	0.2	14.4	—	14.4
Other operating expenses	1.3	0.7	(1.4)	0.6	1.2	1.8
Interest Income	(0.5)	—	—	(0.5)	(2.7)	(3.2)
Interest expense, net of capitalization	—	0.2	—	0.2	24.9	25.1
Income tax expense
Current income tax expense (benefit)	0.7	0.3	0.2	1.2	(5.0)	(3.8)
Deferred income tax expense (benefit)	19.2	(2.2)	(0.7)	16.3	(11.5)	4.8
Total income tax expense (benefit)	19.9	(1.9)	(0.5)	17.5	(16.5)	1.0
Other segment costs (income)	1.0	0.1	0.1	1.2	35.3	36.5
Segment income (loss) - including NCI [1]	$86.5	$10.5	$(7.3)	$89.7	$(54.6)	$35.1

Additions to property, plant, equipment	$176.2	$45.7	$20.8	$242.7	$2.7	$245.4
Total assets at quarter-end	6,984.9	2,038.6	364.4	9,387.9	451.6	9,839.5
1 Includes results attributable to a noncontrolling interest in MP GOM.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note P – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate, Other, and Discontinued Operations	Consolidated Total
Three Months Ended June 30, 2024
Revenue from production	$678.1	$115.1	$4.3	$797.5	$—	$797.5
Sales of purchased natural gas	—	3.5	—	3.5	—	3.5
Gain on sales of assets and other operating income	1.4	0.4	—	1.8	—	1.8
Revenues from external customers	679.5	119.0	4.3	802.8	—	802.8
Lease operating expenses
Lease operating expenses and taxes other than income	120.4	43.7	0.5	164.6	—	164.6
Repair and maintenance	15.7	0.9	—	16.6	—	16.6
Workovers	76.1	2.3	—	78.4	—	78.4
Total lease operating expenses	212.2	46.9	0.5	259.6	—	259.6
Severance and ad valorem taxes	10.0	0.4	—	10.4	—	10.4
Transportation, gathering and processing	34.2	19.3	—	53.5	—	53.5
Costs of purchased natural gas	—	3.0	—	3.0	—	3.0
Selling and general expenses	(3.4)	4.5	1.8	2.9	20.0	22.9
Exploration Expenses
Geological and geophysical	3.0	0.1	5.0	8.1	—	8.1
Dry holes and previously suspended exploration costs	25.8	—	—	25.8	—	25.8
Other exploratory costs, including undeveloped lease amortization and delay lease rentals	3.8	0.1	4.9	8.8	—	8.8
Total exploration expenses	32.6	0.2	9.9	42.7	—	42.7
Depreciation, depletion and amortization	175.0	37.0	0.9	212.9	2.6	215.5
Impairment of assets	—	—	—	—	—	—
Accretion of asset retirement obligations	10.8	2.1	0.2	13.1	—	13.1
Other operating expenses	(3.1)	1.1	0.1	(1.9)	(0.3)	(2.2)
Interest Income	(20.1)	—	—	(20.1)	(2.7)	(22.8)
Interest expense, net of capitalization	—	0.1	—	0.1	20.8	20.9
Income tax expense
Current income tax expense (benefit)	1.1	(3.5)	0.3	(2.1)	0.3	(1.8)
Deferred income tax expense (benefit)	42.7	(0.7)	0.6	42.6	(8.2)	34.4
Total income tax expense (benefit)	43.8	(4.2)	0.9	40.5	(7.9)	32.6
Other segment costs (income)	1.8	(0.3)	0.1	1.6	(4.2)	(2.6)
Segment income (loss) - including NCI [1]	$185.7	$8.9	$(10.1)	$184.5	$(28.3)	$156.2

Additions to property, plant, equipment	$195.2	$42.1	$12.1	$249.4	$4.3	$253.7
Total assets at quarter-end	7,222.6	2,050.5	244.2	9,517.3	376.4	9,893.7
1 Includes results attributable to a noncontrolling interest in MP GOM.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note P – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate, Other, and Discontinued Operations	Consolidated Total
Six Months Ended June 30, 2025
Revenue from production	$1,059.7	$293.2	$2.9	$1,355.8	$—	$1,355.8
Gain on sales of assets and other operating income	3.3	0.8	—	4.1	3.6	7.7
Revenues from external customers	1,063.0	294.0	2.9	1,359.9	3.6	1,363.5
Lease operating expenses
Lease operating expenses and taxes other than income	200.3	91.9	1.2	293.4	—	293.4
Repair and maintenance	24.1	2.6	—	26.7	—	26.7
Workovers	99.7	0.8	—	100.5	—	100.5
Total lease operating expenses	324.1	95.3	1.2	420.6	—	420.6
Severance and ad valorem taxes	18.8	0.7	—	19.5	—	19.5
Transportation, gathering and processing	59.0	43.9	—	102.9	—	102.9
Costs of purchased natural gas	—	—	—	—	—	—
Selling and general expenses	6.8	11.7	4.5	23.0	44.8	67.8
Exploration Expenses
Geological and geophysical	3.9	—	0.5	4.4	—	4.4
Dry holes and previously suspended exploration costs	(0.8)	—	0.1	(0.7)	—	(0.7)
Other exploratory costs, including undeveloped lease amortization and delay lease rentals	6.3	0.1	14.8	21.2	—	21.2
Total exploration expenses	9.4	0.1	15.4	24.9	—	24.9
Depreciation, depletion and amortization	377.6	70.5	1.3	449.4	4.1	453.5
Accretion of asset retirement obligations	23.0	5.1	0.4	28.5	—	28.5
Other operating expenses	4.0	1.7	(1.3)	4.4	3.1	7.5
Interest Income	(0.9)	—	—	(0.9)	(6.0)	(6.9)
Interest expense, net of capitalization	—	—	0.1	0.1	48.5	48.6
Income tax expense
Current income tax expense (benefit)	1.3	14.0	0.2	15.5	(2.9)	12.6
Deferred income tax expense (benefit)	43.7	(1.6)	(0.7)	41.4	(20.2)	21.2
Total income tax expense (benefit)	45.0	12.4	(0.5)	56.9	(23.1)	33.8
Other segment cost	1.8	0.6	0.3	2.7	35.6	38.3
Segment income (loss) - including NCI [1]	$194.4	$52.0	$(18.5)	$227.9	$(103.4)	$124.5

Additions to property, plant, equipment	$493.2	$101.1	$56.1	$650.4	$7.0	$657.4
Total assets at quarter-end	6,984.9	2,038.6	364.4	9,387.9	451.6	9,839.5
1 Includes results attributable to a noncontrolling interest in MP GOM.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note P – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate, Other, and Discontinued Operations	Consolidated Total
Six Months Ended June 30, 2024
Revenue from production	$1,336.5	$251.5	$4.2	$1,592.2	$—	$1,592.2
Sales of purchased natural gas	—	3.7	—	3.7	—	3.7
Gain on sales of assets and other operating income	2.6	0.7	—	3.3	—	3.3
Revenues from external customers	1,339.1	255.9	4.2	1,599.2	—	1,599.2
Lease operating expenses
Lease operating expenses and taxes other than income	240.6	90.4	0.7	331.7	—	331.7
Repair and maintenance	26.8	1.4	—	28.2	—	28.2
Workovers	131.5	2.5	—	134.0	—	134.0
Total lease operating expenses	398.9	94.3	0.7	493.9	—	493.9
Severance and ad valorem taxes	19.8	0.7	—	20.5	—	20.5
Transportation, gathering and processing	70.8	39.2	—	110.0	—	110.0
Costs of purchased natural gas	—	3.1	—	3.1	—	3.1
Selling and general expenses	(3.5)	9.6	3.0	9.1	45.0	54.1
Exploration Expenses
Geological and geophysical	3.7	0.1	5.9	9.7	—	9.7
Dry holes and previously suspended exploration costs	57.1	—	1.2	58.3	—	58.3
Other exploratory costs, including undeveloped lease amortization and delay lease rentals	7.1	—	12.0	19.1	—	19.1
Total exploration expenses	67.9	0.1	19.1	87.1	—	87.1
Depreciation, depletion and amortization	349.0	71.3	0.9	421.2	5.5	426.7
Impairment of assets	34.5	—	—	34.5	—	34.5
Accretion of asset retirement obligations	21.1	4.3	0.4	25.8	—	25.8
Other operating expenses	3.2	2.0	0.1	5.3	(0.3)	5.0
Interest Income	(20.8)	—	—	(20.8)	(5.5)	(26.3)
Interest expense, net of capitalization	—	0.2	0.1	0.3	40.7	41.0
Income tax expense
Current income tax expense	2.0	2.2	0.3	4.5	4.2	8.7
Deferred income tax expense (benefit)	72.5	0.5	0.3	73.3	(19.3)	54.0
Total income tax expense (benefit)	74.5	2.7	0.6	77.8	(15.1)	62.7
Other segment costs (income)	3.5	0.1	0.2	3.8	(13.6)	(9.8)
Segment income (loss) - including NCI [1]	$320.2	$28.3	$(20.9)	$327.6	$(56.7)	$270.9

Additions to property, plant, equipment	$350.5	$109.3	$15.0	$474.8	$8.4	$483.2
Total assets at quarter-end	7,222.6	2,050.5	244.2	9,517.3	376.4	9,893.7
1 Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with the unaudited consolidated financial statements and accompanying notes for the quarter ended June 30, 2025 included under “Item 1. Financial Statements” of this Form 10-Q and the audited consolidated financial statements and related notes and MD&A included in Item 8 and 7, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2024. This MD&A includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements” at the end of this section.
Overview
Murphy is an independent oil and natural gas company with a multi-basin onshore and offshore portfolio and significant exploration opportunities. The Company boasts over a century of strong execution and innovative, full-cycle development capabilities, with a focus on value creation to enhance shareholder returns. The Company’s current operations include inventory located onshore in the Eagle Ford Shale, Tupper Montney and Kaybob Duvernay, as well as offshore in the Gulf of America and Canada. Murphy also strives to create long-term shareholder value through offshore exploration and development in the Gulf of America, Vietnam and Côte d’Ivoire.
The analysis and discussion in this section includes amounts attributable to a noncontrolling interest in MP GOM, unless otherwise noted.
Significant Company financial and operational highlights during the second quarter of 2025 were as follows:
•Increased production to 196,315 barrels of oil equivalent (BOE) per day (including NCI), up from 187,847 BOE per day in the second quarter of 2024, and up from 163,374 BOE per day in the first quarter of 2025
•Paid quarterly dividend of $46.4 million ($0.325 per share, or $1.30 per share annualized)
Subsequent to the second quarter of 2025:
•Closed an acquisition of additional working interests in Eagle Ford Shale, in acreages primarily operated by Murphy, for a gross purchase price of $23.0 million
•Declared a quarterly dividend of $0.325 per share or $1.30 per share annualized
•Signed a rig contract for our upcoming Côte d’Ivoire three-well exploration program
Murphy Oil Corporation’s net income from continuing operations, including noncontrolling interest, for the three months ended June 30, 2025, was $33.8 million, a decrease of $123.1 million compared to the same period in 2024. Lower net income from continuing operations was driven primarily by lower revenues from production ($114.4 million), lower other income ($58.5 million), and higher depreciation, depletion and amortization expenses (DD&A) ($43.8 million). These decreases were partially offset by lower lease operating expenses ($44.1 million), lower exploration expenses ($32.3 million), and lower income tax expenses ($31.6 million).
Lower revenues during the quarter were the result of lower oil prices partially offset by higher production volumes. Lower other income was the result of unrealized foreign exchange losses and no repeat of prior year interest income on joint interest receivables. Higher DD&A was due to higher overall production. Lower lease operating expenses were caused primarily by less workover expenses in the current period and lower production handling fees related to lower Gulf of America production. Lower exploration expenses were due to no dry holes recorded in 2025 (2024: non-operated Orange #1 (Mississippi Canyon 216) exploration well), and lower income tax expenses were driven by lower net income.
For the three months ended June 30, 2025, total hydrocarbon production was 196,315 barrels of oil equivalent per day, an increase of 5% compared to the second quarter of 2024. The increase was principally due to higher production in the Eagle Ford Shale and Tupper Montney, partially offset by lower offshore production in both the U.S. and Canada. Higher production in the Eagle Ford Shale was primarily the result of new wells online during the period, and higher production at Tupper Montney was due to better well performance and no repeat of 2024 planned turnaround-related downtime. Lower production in the Gulf of America was caused by

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Overview (Continued)
downtime and well performance issues at several wells but was partially offset by wells coming back online during the quarter.
Net income from continuing operations, including noncontrolling interest, for the six months ended June 30, 2025, was $123.9 million, a decrease of $148.6 million compared to the same period in 2024. Lower net income from continuing operations was largely driven by lower revenues from production ($236.3 million), lower other income ($67.7 million), and higher DD&A ($26.8 million), and was partially offset by lower lease operating expenses ($73.3 million), lower exploration expenses ($62.2 million), lower impairment of assets ($34.5 million), and lower income tax expenses ($29.0 million).
Lower revenues were primarily driven by lower crude oil prices combined with decreased oil production in the current period. These items were partially offset by higher natural gas prices, and higher production volumes in the Eagle Ford Shale and Canada. Lower other income was the result of unrealized foreign exchange losses and no repeat of prior year interest income on joint interest receivables. Higher DD&A was due to higher production at new onshore wells. Lower lease operating expenses were caused primarily by less workover expenses in the current period and lower production handling fees related to reduced Gulf of America production. Lower exploration expenses were due to no dry holes recorded in 2025 (2024: non-operated Orange #1 (Mississippi Canyon 216) and Hoffe Park #1 (Mississippi Canyon 166) exploration wells). Impairment charges related to the Calliope field were recorded in the first quarter of 2024, and there were no impairment charges recorded in 2025. Lower income tax expenses were driven by lower net income.
For the six months ended June 30, 2025, total hydrocarbon production was 179,935 barrels of oil equivalent per day, a decrease of 1% compared to the same period in 2024. The decrease was principally due to lower offshore production in the Gulf of America, partially offset by increased production in the Eagle Ford Shale and in both onshore and offshore Canada. Lower production in the Gulf of America was caused by downtime and well performance issues at several wells but was partially offset by other wells coming back online. Higher production in the Eagle Ford Shale was the result of bringing online new wells in Karnes during the period, and higher production at Tupper Montney was due to better performance in 2025, and no repeat of planned turnaround-related downtime in 2024.
Murphy’s continuing operations generate revenues through the production and sale of crude oil, natural gas and natural gas liquids in the United States and Canada. Changes in the price of crude oil and natural gas have a significant impact on the profitability of the Company. In order to make a profit and generate cash in its exploration and production business, revenue generated from the sales of oil and natural gas produced must exceed the combined costs of producing these products and expenses related to exploration, administration and capital borrowing from lending institutions and note holders. Geopolitical uncertainty surrounding domestic and foreign governmental regulations, including effects of trade policies, tariffs and other trade restrictions, can affect the demand for crude oil, natural gas and natural gas liquids, as well as the cost of oil field goods and services.
At June 30, 2025, the West Texas Intermediate (WTI) crude oil price was $65.11 per barrel, whereas the crude oil price at the end of July 2025 was $69.26, reflecting an 6% increase in price. As of August 4, 2025 closing, the NYMEX WTI forward curve price for the remainder of 2025 was $65.03 per barrel. Reductions in commodity prices will reduce the Company’s future profits and operating cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations
Murphy’s Net income (loss) by type of business and geographic segment is presented below:

	Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Exploration and production
United States	$86.5	$185.7	$194.4	$320.2
Canada	10.5	8.9	52.0	28.3
Other	(7.3)	(10.1)	(18.5)	(20.9)
Total exploration and production	89.7	184.5	227.9	327.6
Corporate and other	(55.9)	(27.7)	(104.1)	(55.2)
Income from continuing operations	33.8	156.8	123.8	272.4
Discontinued operations, net of tax [1]	1.3	(0.6)	0.7	(1.5)
Net income including noncontrolling interest	35.1	156.2	124.5	270.9
Less: Net income attributable to noncontrolling interest	12.8	28.5	29.2	53.2
Net income attributable to Murphy	$22.3	$127.7	$95.3	$217.7
1 The Company has presented its former U.K., Malaysia and U.S. refining and marketing operations as discontinued operations in its consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Exploration and Production Continuing Operations
The following section of Exploration and Production (E&P) continuing operations excludes the Corporate segment unless otherwise noted.
The following is a summarized statement of operations for E&P continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Revenues and other income
Revenue from production	$683.0	$797.5	$1,355.8	$1,592.1
Sales of purchased natural gas	—	3.5	—	3.7
Other income	1.7	1.8	4.1	3.4
Total revenues and other income	684.7	802.8	1,359.9	1,599.2
Cost and Expenses
Lease operating expenses	215.5	259.6	420.6	493.9
Severance and ad valorem taxes	10.8	10.4	19.5	20.5
Transportation, gathering and processing	54.0	53.5	102.9	110.0
Costs of purchased natural gas	—	2.9	—	3.1
Depreciation, depletion and amortization	257.6	212.9	449.4	421.2
Impairments of assets	—	—	—	34.5
Accretion of asset retirement obligations	14.4	13.1	28.5	25.8
Total exploration expenses, including undeveloped lease amortization	10.4	42.8	24.9	87.2
Selling and general expenses	13.1	2.9	23.0	9.0
Other	1.6	(20.2)	6.3	(11.4)
Results of operations before taxes	107.3	224.9	284.8	405.4
Income tax provisions	17.6	40.4	56.9	77.8
Results of operations (excluding Corporate segment) [1]	$89.7	$184.5	$227.9	$327.6
1 Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Pricing
The following table contains the weighted average sales prices for the three-month and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Weighted average sales prices)	2025	2024	2025	2024
Crude oil and condensate – dollars per barrel
United States - Onshore	$64.00	$80.71	$66.84	$78.76
United States - Offshore [1]	64.48	81.67	68.23	79.61
Canada - Onshore [2]	59.94	72.25	61.73	70.24
Canada - Offshore [2]	64.76	84.34	70.39	85.25
Other [2]	70.86	100.92	70.86	96.43
Natural gas liquids – dollars per barrel
United States - Onshore	19.56	19.48	21.07	20.08
United States - Offshore [1]	19.35	22.77	22.75	23.56
Canada - Onshore [2]	33.84	35.46	35.00	35.16
Natural gas – dollars per thousand cubic feet
United States - Onshore	2.75	1.59	3.03	1.77
United States - Offshore [1]	3.47	2.00	3.89	2.32
Canada - Onshore [2]	1.65	1.37	1.96	1.68
1  Prices include the effect of noncontrolling interest in MP GOM.
2 U.S. dollar equivalent.
The following table contains benchmark prices relevant to the Company for the three-month and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Average price for the period)	2025	2024	2025	2024
Oil and NGLs
WTI ($/BBL)	$63.74	$80.57	$67.58	$78.77
Natural gas
NYMEX ($/MMBTU)	3.16	2.04	3.72	2.23
AECO (C$/MCF)	1.69	1.18	1.93	1.84

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Production Volumes
The following table contains hydrocarbons produced during the three-month and six-month periods ended June 30, 2025 and 2024. For further discussion on volumes, please see the “Revenues from Production” section on page 33.

	Three Months Ended June 30,		Six Months Ended June 30,
(Barrels per day unless otherwise noted)	2025	2024	2025	2024
Net crude oil and condensate
United States - Onshore	28,519	19,873	22,779	20,127
United States - Offshore [1]	58,840	66,818	57,222	66,448
Canada - Onshore	2,307	2,978	2,445	2,617
Canada - Offshore	5,638	7,506	7,237	6,885
Other	296	245	275	245
Total net crude oil and condensate	95,600	97,420	89,958	96,322
Net natural gas liquids
United States - Onshore	5,557	4,125	4,818	4,145
United States - Offshore [1]	4,720	4,505	4,265	4,596
Canada - Onshore	494	494	516	474
Total net natural gas liquids	10,771	9,124	9,599	9,215
Net natural gas – thousands of cubic feet per day
United States - Onshore	32,389	23,197	29,306	23,714
United States - Offshore [1]	52,964	57,762	52,062	55,462
Canada - Onshore	454,310	406,856	400,898	381,155
Total net natural gas	539,663	487,815	482,266	460,331
Total net hydrocarbons - including NCI [2,3]	196,315	187,847	179,935	182,259
Noncontrolling interest
Net crude oil and condensate – barrels per day	(6,070)	(6,717)	(5,925)	(6,608)
Net natural gas liquids – barrels per day	(244)	(217)	(207)	(214)
Net natural gas – thousands of cubic feet per day	(1,942)	(2,003)	(1,590)	(2,039)
Total noncontrolling interest [2,3]	(6,638)	(7,268)	(6,397)	(7,162)
Total net hydrocarbons - excluding NCI [2,3]	189,677	180,579	173,538	175,097
1 Includes net volumes attributable to a noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1.
3 NCI – noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Sales Volumes
The following table contains hydrocarbons sold during the three-month and six-month periods ended June 30, 2025 and 2024. For further discussion on volumes, please see the “Revenues from Production” section on page 33.

	Three Months Ended June 30,		Six Months Ended June 30,
(Barrels per day unless otherwise noted)	2025	2024	2025	2024
Net crude oil and condensate
United States - Onshore	28,520	19,873	22,779	20,127
United States - Offshore [1]	58,469	67,507	56,313	67,781
Canada - Onshore	2,307	2,978	2,444	2,617
Canada - Offshore	7,762	5,645	9,436	6,322
Other	457	469	230	240
Total net crude oil and condensate	97,515	96,472	91,202	97,087
Net natural gas liquids
United States - Onshore	5,557	4,125	4,819	4,145
United States - Offshore [1]	4,720	4,505	4,264	4,596
Canada - Onshore	494	494	516	474
Total net natural gas liquids	10,771	9,124	9,599	9,215
Net natural gas – thousands of cubic feet per day
United States - Onshore	32,388	23,197	29,306	23,714
United States - Offshore [1]	52,964	57,762	52,062	55,462
Canada - Onshore	454,310	406,855	400,898	381,155
Total net natural gas	539,662	487,814	482,266	460,331
Total net hydrocarbons - including NCI [2,3]	198,230	186,898	181,179	183,024
Noncontrolling interest
Net crude oil and condensate – barrels per day	(6,014)	(6,792)	(5,792)	(6,798)
Net natural gas liquids – barrels per day	(243)	(217)	(207)	(214)
Net natural gas – thousands of cubic feet per day	(1,942)	(2,003)	(1,590)	(2,039)
Total noncontrolling interest [2,3]	(6,581)	(7,343)	(6,264)	(7,352)
Total net hydrocarbons - excluding NCI [2,3]	191,649	179,555	174,915	175,672
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

Revenues from Production
The Company’s production revenues by country and product were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Revenues from production
United States - Oil	$509.2	$647.6	$971.0	$1,270.6
United States - Natural gas liquids	18.1	16.6	35.9	34.9
United States - Natural gas	24.8	13.9	52.7	31.0
Canada - Oil	58.3	62.9	147.5	131.6
Canada - Natural gas liquids	1.5	1.6	3.3	3.0
Canada - Natural gas	68.1	50.6	142.4	116.8
Other - Oil	2.9	4.3	2.9	4.2
Total revenue from production	$683.0	$797.5	$1,355.8	$1,592.1
Revenues from production for the three months ended June 30, 2025, decreased by $114.4 million compared to the same period in 2024. Lower revenues were primarily driven by lower crude oil prices, combined with decreased oil production in the Gulf of America due to downtime related to workovers, planned turnarounds and well issues, primarily at the Samurai and Cascade & Chinook fields. These items were partially offset by higher natural gas prices, new wells online in the Eagle Ford Shale at the Karnes field, new wells online at Mormont in the Gulf of America, wells back online from downtime in the Gulf of America, and timing of deliveries in Canada Offshore.
Revenues from production for the six months ended June 30, 2025, decreased $236.3 million compared to the same period in 2024. Lower revenues were primarily driven by lower crude oil prices, combined with decreased oil production in the Gulf of America due to downtime related to workovers, planned turnarounds and well issues, primarily at the Samurai and Cascade & Chinook fields. These items were partially offset by higher natural gas prices, new wells online in the Eagle Ford Shale and Gulf of America, as well as wells back online from downtime in the Gulf of America, and timing of deliveries in Canada Offshore.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Lease Operating and Transportation, Gathering and Processing Expenses
The Company’s total lease operating expenses and transportation, gathering and processing expenses by geographic area were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	(Millions of dollars)		(Dollars per equivalent barrel)		(Millions of dollars)		(Dollars per equivalent barrel)
	2025	2024	2025	2024	2025	2024	2025	2024
Lease operating expenses
United States - Onshore	$29.5	$37.0	$8.20	$14.61	$59.2	$72.7	$10.08	$14.14
United States - Offshore	137.0	175.2	20.91	23.58	264.9	326.2	21.13	21.96
Canada - Onshore	35.6	35.3	4.98	5.43	65.8	66.2	5.21	5.46
Canada - Offshore	12.6	11.6	17.86	22.60	29.5	28.1	17.29	24.43
Other	0.8	0.5	19.95	12.26	1.2	0.7	29.02	16.10
Total lease operating expenses	$215.5	$259.6	$11.95	$15.27	$420.6	$493.9	$12.83	$14.83
Transportation, gathering and processing
United States - Onshore	$2.1	$2.4	$0.62	$0.93	$4.5	$5.0	$0.77	$0.99
United States - Offshore	28.1	31.8	4.28	4.29	54.5	65.8	4.35	4.43
Canada - Onshore	22.0	18.8	3.08	2.89	40.3	36.7	3.19	3.03
Canada - Offshore	1.8	0.5	2.53	1.01	3.6	2.5	2.10	2.13
Total transportation, gathering and processing	$54.0	$53.5	$3.00	$3.14	$102.9	$110.0	$3.14	$3.30
For the three months ended June 30, 2025, lease operating expenses decreased by $44.1 million and transportation, gathering and processing expenses increased by $0.5 million compared to the same period in 2024. In the Gulf of America, current quarter workovers at Marmalard, Khaleesi (completed in Q3 2025) and Samurai (completed in Q2 2025) were lower than expenditures at Neidermeyer in the prior year. In the Eagle Ford Shale, there were lower operating costs resulting from cost-savings initiatives including workforce reductions at the end of 2024, lower repairs and maintenance, and equipment optimization. The Company also realized lower operating costs at the U.S. Offshore Cascade & Chinook fields that resulted from the purchase of the FPSO. In addition, lower Gulf of America production handling fees, resulting from lower production, contributed to the decrease in the quarter. These decreases were partially offset by higher production volumes from both the U.S. Onshore and Canada Onshore areas.
For the six months ended June 30, 2025, lease operating expenses decreased by $73.3 million, and transportation, gathering and processing expenses decreased by $7.1 million compared to the same period in 2024. In the Gulf of America, workover costs at the Khaleesi, Mormont and Samurai fields were lower than expenditures at the Neidermeyer field in the prior year. In the Eagle Ford Shale, lower operating costs resulted from cost-savings initiatives including workforce reductions at the end of 2024, lower repairs and maintenance, and equipment optimization. The Company also realized lower operating costs at the U.S. Offshore Cascade & Chinook fields that resulted from the purchase of the FPSO. In addition, lower Gulf of America production handling fees, resulting from lower production, contributed to the decrease in the period. These decreases were partially offset by higher production volumes from both the U.S. Onshore and Canada Onshore areas.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Depreciation, Depletion and Amortization Expenses
The Company’s DD&A by geographic area were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	(Millions of dollars)		(Dollars per equivalent barrel)		(Millions of dollars)		(Dollars per equivalent barrel)
	2025	2024	2025	2024	2025	2024	2025	2024
DD&A
United States - Onshore	$107.4	$75.1	$29.88	$29.64	$174.4	$149.2	$29.68	$29.04
United States - Offshore	110.9	99.9	16.93	13.44	203.2	199.8	16.21	13.45
Canada - Onshore	30.0	30.8	4.20	4.76	54.1	59.0	4.29	4.86
Canada - Offshore	8.1	6.2	11.47	12.00	16.4	12.3	9.59	10.71
Other	1.2	0.9	28.38	20.69	1.3	0.9	31.02	20.68
Total DD&A	$257.6	$212.9	$14.28	$12.52	$449.4	$421.2	$13.70	$12.64
DD&A for the three months ended June 30, 2025 increased by $44.7 million compared to the same period in 2024. The increase was primarily due to higher sales volumes at both U.S. and Canada Onshore areas, in addition to higher rates at U.S. Offshore.
DD&A for the six months ended June 30, 2025 increased by $28.2 million. The increase was primarily due to higher sales volumes in the Eagle Ford Shale as a result of new wells and higher rates at U.S. Offshore, partially offset by lower production in the Gulf of America.

Impairment of Assets
There were no impairments for the three and six months ended June 30, 2025, as well as no impairments for the three months ended June 30, 2024.
Impairment of assets for the six months ended June 30, 2024 was $34.5 million and related to the Calliope field in Mississippi Canyon in the Gulf of America, as a result of operational issues that led to a reserve reduction.

Exploration Expenses
The Company’s exploration expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Exploration expenses
Dry holes and previously suspended exploration costs	$(0.9)	$25.9	$(0.7)	$58.3
Geological and geophysical	0.8	8.2	4.4	9.6
Other exploration	8.2	5.7	17.3	13.5
Undeveloped lease amortization	2.3	3.0	3.9	5.8
Total exploration expenses, including undeveloped lease amortization	$10.4	$42.8	$24.9	$87.2
Exploration expenses for the three months ended June 30, 2025 decreased by $32.4 million compared to the same period in 2024, primarily as a result of lower dry hole costs in the current period. In the second quarter of 2024, the dry hole costs related to the Orange #1 (Mississippi Canyon 216) non-operated exploration well in the Gulf of America that encountered non-commercial hydrocarbons.
Exploration expenses for the six months ended June 30, 2025 decreased by $62.3 million compared to the same period in 2024. In 2024, there were dry holes and previously suspended exploration costs relating to the Orange

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
#1 (Mississippi Canyon 216) non-operated exploration well and for the previously suspended costs for Hoffe Park #1 (Mississippi Canyon 166) exploration well in the Gulf of America.

Income Taxes
Income taxes for the three and six months ended June 30, 2025 decreased by $22.8 million and $20.9 million, respectively, compared to the same periods in 2024. Lower income tax for each period is primarily the result of lower net income.

Corporate
Corporate activities include interest expense and income, foreign exchange effects, realized and unrealized gains/losses on derivative instruments (forward swaps to hedge commodity price) and corporate overhead not allocated to E&P. Realized and unrealized losses on derivative instruments result from increases in market natural gas prices relating to future periods whereby the swap contracts provided the Company with a fixed price.
For the three months ended June 30, 2025, the Corporate segment reported a loss of $55.9 million, an unfavorable variance of $28.2 million, compared to the same period in 2024. The unfavorable variance was primarily due to higher unrealized foreign exchange losses ($39.8 million) primarily relating to our Canadian subsidiary, partially offset by unrealized gains on derivative instruments ($10.3 million).
The Corporate segment reported a loss of $104.1 million for the six months ended June 30, 2025, an unfavorable variance of $48.9 million, compared to the same period in 2024. The unfavorable variance was primarily due to higher unrealized foreign exchange losses ($50.0 million).

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

Cash Flows
The following table presents the Company’s cash flows for the periods presented:

	Six Months Ended June 30,
(Millions of dollars)	2025	2024
Net cash provided (required) by:
Net cash provided by continuing operations activities	$658.7	$866.4
Net cash required by investing activities	(679.4)	(516.9)
Net cash required by financing activities	(22.4)	(334.3)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	1.3
Net (decrease) increase in cash and cash equivalents	$(43.9)	$16.5
Cash Provided by Continuing Operations Activities
Net cash provided by continuing operations activities for the six months ended June 30, 2025 was $207.7 million lower compared to the same period in 2024. The decrease in cash flows from operations activities was primarily

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Condition (Continued)
due to lower revenue from production ($236.3 million), partially offset by lower lease operating expenses ($73.3 million).
Cash Required by Investing Activities
Net cash required by investing activities for the six months ended June 30, 2025 was $162.6 million higher compared to the same period in 2024. The increase was primarily due to a gross payment of $125.0 million for the purchase of an FPSO in the Gulf of America and higher development drilling at Eagle Ford Shale, partially offset by lower development drilling at Gulf of America.
A reconciliation of “Property additions and dry hole costs” in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

	Six Months Ended June 30,
(Millions of dollars)	2025	2024
Property additions and dry hole costs per the cash flow statements	$678.0	$516.9
Acquisition of oil properties per the cash flow statements	1.4	—
Geophysical and other exploration expenses	19.3	19.0
Capital expenditure accrual changes and other	(20.3)	28.8
Total capital expenditures	$678.4	$564.7
Total accrual basis capital expenditures are shown below.

	Six Months Ended June 30,
(Millions of dollars)	2025	2024
Capital Expenditures
Exploration and production	$671.4	$556.3
Corporate	7.0	8.4
Total capital expenditures	$678.4	$564.7
Higher capital expenditures in the six months ended June 30, 2025 compared to the same period of 2024 were primarily attributable to higher field development costs in the Gulf of America attributable to the FPSO purchase and higher development drilling in the Eagle Ford Shale related to new wells online. Higher exploratory drilling in Vietnam and other development drilling in the Gulf of America also contributed to the increase. These increases were partially offset by lower exploration costs and development drilling costs in the Gulf of America due to prior year spend on the non-operated Ocotillo #1 (Mississippi Canyon 40) and Orange #1 (Mississippi Canyon 216) exploration wells, and Khaleesi development costs, respectively.
Capital expenditures in 2025 primarily relate to development drilling and field development activities in the Gulf of America ($248.1 million), Eagle Ford Shale ($230.2 million), Tupper Montney and Kaybob Duvernay ($92.0 million), and in Vietnam ($29.6 million). Exploration costs in 2025 were $57.2 million, primarily comprised of activities in Vietnam for the Lac Da Hong-1X (Pink Camel), Block 15-1/05, and Hai Su Vang-1X (Golden Sea Lion), Block 15/2-17 exploration wells, and activities in the Gulf of America related to long lead equipment purchases for the Cello #1 (Mississippi Canyon 385) and Banjo #1 (Mississippi Canyon 385) exploration wells.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Condition (Continued)
Cash Required by Financing Activities
Net cash required by financing activities for the six months ended June 30, 2025 decreased by $311.9 million compared to the same period in 2024. In 2025, the cash required by financing activities was principally for the repurchase of common shares ($102.6 million), year-to-date cash dividends to shareholders of $0.65 per share ($93.4 million), and distributions to the noncontrolling interest in MP GOM ($18.2 million), and was partially offset by net borrowings on the senior unsecured RCF ($200.0 million).
In 2024, cash required by financing activities was for the repurchase of common shares ($105.9 million), cash dividends to shareholders ($91.5 million), distributions to the noncontrolling interest in MP GOM ($61.2 million), debt repurchases ($50.0 million), and withholding tax on stock-based incentive awards ($25.3 million).

Liquidity
At June 30, 2025, the Company had approximately $1.5 billion of liquidity consisting of $379.6 million in cash and cash equivalents and $1,149.6 million available on its committed senior unsecured RCF with a major banking consortium.
The Company’s $1.35 billion senior unsecured RCF expires in October 2029. As of June 30, 2025, the Company had $200.0 million of outstanding borrowings under the RCF and $0.4 million of outstanding letters of credit, which reduce the borrowing capacity of the RCF. At June 30, 2025, the interest rate in effect on borrowings under the RCF was 6.67%. At June 30, 2025, the Company was in compliance with all covenants related to the RCF.
Cash and invested cash are maintained in several operating locations outside the U.S. As of June 30, 2025, cash and cash equivalents held outside the U.S. included U.S. dollar equivalents of approximately $112.4 million, the majority of which was held in Canada ($73.6 million), Vietnam ($9.0 million), Mexico ($8.0 million), and the U.K. ($7.7 million). In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods. Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S.
Working Capital

(Millions of dollars)	June 30, 2025	December 31, 2024
Working capital
Total current assets	$762.1	$785.3
Total current liabilities	909.3	942.8
Net working capital liability	$(147.2)	$(157.5)
As of June 30, 2025, net working capital increased by $10.4 million compared to December 31, 2024. The increase was primarily attributable to lower current operating lease obligations ($62.5 million), lower other accrued liabilities ($33.5 million), and higher prepaid expenses ($11.6 million). These items were partially offset by lower cash and equivalents ($43.9 million), higher accounts payable ($37.1 million) and higher current asset retirement obligations ($22.0 million).
Lower lease obligations were due to lower day rates on the Noble Stanley Lafosse drilling rig and the absence of lease rental payments related to the BW Pioneer FPSO in the Gulf of America. Lower other accrued liabilities were related to lower incentive award obligations in the current year, and higher prepaid expenses were primarily due to the renewal of insurance policies. Lower cash and equivalents were due to lower net income, the BW Pioneer FPSO purchase, and returns to shareholders in the form of share repurchases and dividends. Higher accounts payable related to higher production in the Eagle Ford Shale. Higher current asset retirement obligations related to planned abandonment activities in U.S. Offshore in the next 12 months.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Condition (Continued)
Capital Employed
A summary of capital employed at June 30, 2025 and December 31, 2024 follows.

	June 30, 2025		December 31, 2024
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$1,475.0	22.1%	$1,274.5	19.7%
Murphy shareholders' equity	5,198.5	77.9%	5,194.3	80.3%
Total capital employed	$6,673.5	100.0%	$6,468.8	100.0%
At June 30, 2025, long-term debt of $1,475.0 million increased by $200.5 million compared to December 31, 2024, primarily as a result of amounts drawn on the senior unsecured RCF. The total of the fixed-rate notes had a weighted average maturity of 8.9 years and a weighted average coupon of 6.1%.
Murphy shareholders’ equity increased by $4.2 million in 2025, primarily due to foreign currency translation ($88.6 million) and awarded restricted stock ($20.1 million), partially offset by shares repurchased ($100.9 million, including excise tax). A summary of transactions in stockholders’ equity accounts is presented in the “Consolidated Statements of Stockholders’ Equity” on page 6 of this Form 10-Q report.

Critical Accounting Estimates
As of June 30, 2025, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2024.

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
The following table reconciles net income attributable to Murphy to adjusted net income from continuing operations attributable to Murphy.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2025	2024	2025	2024
Net income attributable to Murphy (GAAP) [1]	$22.3	$127.7	$95.3	$217.7
Discontinued operations (income) loss	(1.3)	0.6	(0.7)	1.5
Net income from continuing operations attributable to Murphy	21.0	128.3	94.6	219.2
Adjustments:
Foreign exchange loss (gain)	34.3	(5.5)	34.3	(16.0)
Mark-to-market (gain) on derivative instruments	(10.3)	—	(1.4)	—
Impairment of assets	—	—	—	34.5
Write-off of previously suspended exploration well	—	—	—	26.1
Total adjustments, before taxes	24.0	(5.5)	32.9	44.6
Income tax (benefit) expense related to adjustments	(6.5)	1.4	(8.3)	(8.8)
Total adjustments, after taxes	17.5	(4.1)	24.6	35.8
Adjusted net income from continuing operations attributable to Murphy (Non-GAAP)	$38.5	$124.2	$119.2	$255.0
Net income from continuing operations per average diluted share (GAAP)	$0.15	$0.83	$0.66	$1.43
Adjusted net income from continuing operations per average diluted share (Non-GAAP)	$0.27	$0.81	$0.83	$1.66
1  Excludes amounts attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Other Key Performance Metrics (Continued)
The following table reconciles net income attributable to Murphy to EBITDA, adjusted EBITDA, EBITDAX and adjusted EBITDAX attributable to Murphy.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Net income attributable to Murphy (GAAP) [1]	$22.3	$127.7	$95.3	$217.7
Income tax expense	1.1	32.7	33.8	62.7
Interest expense, net	25.1	21.0	48.6	41.0
Depreciation, depletion and amortization expense [1]	250.8	207.3	438.2	410.1
EBITDA attributable to Murphy (Non-GAAP)	299.3	388.7	615.9	731.5
Exploration expenses	10.3	42.7	24.8	87.1
EBITDAX attributable to Murphy (Non-GAAP)	$309.6	$431.4	$640.7	$818.6

EBITDA attributable to Murphy (Non-GAAP)	$299.3	$388.7	$615.9	$731.5
Foreign exchange loss (gain)	34.3	(5.4)	34.3	(15.9)
Accretion of asset retirement obligations [1]	12.9	11.7	25.4	23.1
Mark-to-market (gain) on derivative instruments	(10.3)	—	(1.4)	—
Impairment of assets	—	—	—	34.5
Write-off of previously suspended exploration well	—	—	—	26.1
Discontinued operations (income) loss	(1.3)	0.6	(0.7)	1.5
Adjusted EBITDA attributable to Murphy (Non-GAAP)	$334.9	$395.6	$673.5	$800.8
Other exploration expenses [2]	10.3	42.7	24.8	61.0
Adjusted EBITDAX attributable to Murphy (Non-GAAP)	$345.2	$438.3	$698.3	$861.8
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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Other Key Performance Metrics (Continued)
Management uses free cash flow (FCF) and adjusted FCF internally as additional measures of liquidity to evaluate the Company’s ability to internally generate cash, excluding the timing impacts of working capital, and to measure funds available for investing and financing activities. Management also believes this information may be useful to investors and analysts to monitor the Company’s financial health and its performance over time. Adjusted FCF excludes certain items that management believes affect the comparability of results between periods. FCF and Adjusted FCF are non-GAAP financial measures and should not be considered a substitute for net cash provided by operating, investing, or financing activities as determined in accordance with GAAP.
The following table reconciles net cash provided by continuing operations activities to FCF and adjusted FCF.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Net cash provided by continuing operations activities (GAAP)	$358.1	$467.7	$658.7	$866.4
Exclude: increase (decrease) in non-cash working capital	(30.7)	(25.5)	(7.9)	(1.1)
Operating cash flow excluding working capital adjustments	327.4	442.2	650.8	865.3
Less: property additions and dry hole costs [1]	(309.6)	(267.8)	(678.0)	(516.9)
Free cash flow (Non-GAAP)	$17.8	$174.4	$(27.2)	$348.4
Less: cash dividends paid	(46.4)	(45.8)	(93.4)	(91.5)
Less: distributions to noncontrolling interest	(11.2)	(38.2)	(18.2)	(61.2)
Less: withholding tax on stock-based incentive awards	—	—	(7.7)	(25.3)
Less: acquisition of oil and natural gas properties	—	—	(1.4)	—
Adjusted free cash flow (Non-GAAP)	$(39.8)	$90.4	$(147.9)	$170.4
1 Property additions for the 2025 period include a payment of $125.0 million for the purchase of a floating production, storage, and offloading vessel in the U.S Offshore, including amounts attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Outlook
The oil and natural gas industry is impacted by global commodity pricing and as a result the prices for the Company’s primary products are often volatile and are affected by the levels of supply and demand for energy. As discussed in the “Results of Operations” section discussing revenues, on page 33, lower average crude oil and higher natural gas pricing during the second quarter of 2025 compared to the same period in 2024 directly impacted the Company’s product sales revenue.
As of close on August 4, 2025, forward price curves for existing forward contracts for the remainder of 2025 and 2026 are shown in the following table.

	2025	2026
WTI ($/BBL)	65.03	62.87
NYMEX ($/MMBTU)	3.36	3.92
AECO (US$ Equivalent/MCF)	1.45	2.23
In late June 2025, Shell Canada Energy announced its first cargo of liquefied natural gas (LNG) shipped from the Kitimat facility in British Columbia. Increases in export levels of Canadian liquefied natural gas would impact our natural gas-weighted Canadian business.
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
For the third quarter of 2025, production is expected to average between 185.0 and 193.0 thousand barrels of oil equivalents per day, excluding noncontrolling interest.
The Company’s capital expenditures for 2025 are expected to be between $1,135 million and $1,285 million, excluding noncontrolling interest. This includes net acquisition capital of $104 million for the BW Pioneer FPSO in the Gulf of America, and excludes $23.0 million for the purchase of additional working interests in Eagle Ford Shale acreage primarily operated by Murphy. The Cello #1 (Mississippi Canyon 385) and Banjo #1 (Mississippi Canyon 385) exploration wells in the Gulf of America will be drilled in the third and fourth quarters of 2025. The Company remains on schedule to commence a three-well exploration program in Côte d’Ivoire in the fourth quarter of 2025. We will also begin drilling an appraisal well at our recent Hai Su Vang-1X (Golden Sea Lion), Block 15/2-17 oil discovery well in the third quarter, with results expected in the fourth quarter. In addition, we continue field development activities in Vietnam at Lac Da Vang (Golden Camel), Block 15-1/05, with scheduled first oil anticipated in the fourth quarter of 2026.
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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Outlook (Continued)
The Company plans to utilize any surplus cash (not planned to be used by operations, investing activities, dividends or payment to noncontrolling interests) in accordance with the Company’s capital allocation plan designed to allow for additional shareholder returns and debt reduction. Details of the plan can be found in the “Capital Allocation” section of the Company’s Form 8-K filed on May 7, 2025. Based on current market conditions and our planned exploration and appraisal program, the Company is currently more likely to use available adjusted Free Cash Flow for share repurchases than bond repayment.
Subsequent to the balance sheet date, on July 4, 2025, the current U.S. Administration signed into law the OBBBA legislation, which includes a broad range of tax reform provisions affecting corporations. The OBBBA, among other changes, permanently reinstates the "bonus" depreciation provisions that allow for the immediate expensing of 100% of the cost of certain qualified property acquired and placed in service after January 19, 2025, permanently reinstates the elective immediate expensing of domestic research and experimental expenditures paid or incurred in tax years beginning after December 31, 2024 (with a special transition rule that allows accelerated deduction of the remaining unamortized balance of capitalized domestic research and experimental expenditures), and permanently relaxes the limitation on the deductibility of business interest effective for tax years beginning after December 31, 2024. The OBBBA also modifies certain international tax provisions effective for tax years beginning after December 31, 2025. The Company is currently evaluating the impact of these tax law changes and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.
On August 8, 2024, the Company’s Board of Directors authorized a share repurchase program whereby the Company can repurchase up to $1,100 million of the Company’s common stock, of which $550 million remains available to repurchase as of June 30, 2025.
The Company continues to monitor the impact of commodity prices on its financial position and is currently in compliance with the covenants related to the senior unsecured RCF (see Note E).
As of August 4, 2025, the Company has entered into forward fixed price delivery contracts to manage risk associated with certain future oil and natural gas sales prices as follows:

			Volumes (MMCF/d)	Price/MCF	Remaining Period
Area	Commodity	Type [1]			Start Date	End Date
Canada	Natural Gas	Fixed price forward sales	40	C$2.75	7/1/2025	12/31/2025
Canada	Natural Gas	Fixed price forward sales	50	C$3.03	1/1/2026	12/31/2026
1 Fixed price forward sale contracts listed above are accounted for as normal sales and purchases for accounting purposes.

			Volumes (MMCF/d)	Price/MCF	Remaining Period
Area	Commodity	Type			Start Date	End Date
United States	Natural Gas	Fixed price derivative swap	60	$3.65	7/1/2025	9/30/2025
United States	Natural Gas	Fixed price derivative swap	60	$3.74	10/1/2025	12/31/2025

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified through the inclusion of words such as “aim”, “anticipate”, “believe”, “drive”, “estimate”, “expect”, “expressed confidence”, “forecast”, “future”, “goal”, “guidance”, “intend”, “may”, “objective”, “outlook”, “plan”, “position”, “potential”, “project”, “seek”, “should”, “strategy”, “target”, “will” or variations of such words and other similar expressions. These statements, which express management’s current views concerning future events, results and plans, are subject to inherent risks, uncertainties and assumptions (many of which are beyond our control) and are not guarantees of performance. In particular, statements, express or implied, concerning the Company’s future operating results or activities and returns or the Company's ability and decisions to replace or increase reserves, increase production, generate returns and rates of return, replace or increase drilling locations, reduce or otherwise control operating costs and expenditures, generate cash flows, pay down or refinance indebtedness, achieve, reach or otherwise meet initiatives, plans, goals, ambitions or targets with respect to emissions, safety matters or other ESG (environmental/social/governance) matters, make capital expenditures or pay and/or increase dividends or make share repurchases and other capital allocation decisions are forward-looking statements. Factors that could cause one or more of these future events, results or plans not to occur as implied by any forward-looking statement, which consequently could cause actual results or activities to differ materially from the expectations expressed or implied by such forward-looking statements, include, but are not limited to: macro conditions in the oil and natural gas industry, including supply/demand levels, actions taken by major oil exporters and the resulting impacts on commodity prices; geopolitical concerns; increased volatility or deterioration in the success rate of our exploration programs or in our ability to maintain production rates and replace reserves; reduced customer demand for our products due to environmental, regulatory, technological or other reasons; adverse foreign exchange movements; political and regulatory instability in the markets where we do business; the impact on our operations or market of health pandemics such as COVID-19 and related government responses; other natural hazards impacting our operations or markets; any other deterioration in our business, markets or prospects; any failure to obtain necessary regulatory approvals; any inability to service or refinance our outstanding debt or to access debt markets at acceptable prices; or adverse developments in the U.S. or global capital markets, credit markets, banking system or economies in general, including inflation, trade policies, tariffs and other trade restrictions. For further discussion of factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement, see “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) and on page 47 of this Form 10-Q report, and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K that we file, available from the SEC’s website and from Murphy Oil Corporation’s website at http://ir.murphyoilcorp.com. Investors and others should note that we may announce material information using SEC filings, press releases, public conference calls, webcasts and the investors page of our website. We may use these channels to distribute material information about the Company; therefore, we encourage investors, the media, business partners and others interested in the Company to review the information we post on our website. The information on our website is not part of, and is not incorporated into, this report. Murphy Oil Corporation undertakes no duty to publicly update or revise any forward-looking statements.

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
Commodity Price Risk
There were commodity-based derivative contracts in place as of June 30, 2025, covering certain future U.S. natural gas sales volumes in 2025. A 10% increase in the respective benchmark price of these commodities would have increased the net payable associated with these derivative contracts by approximately $4.1 million, while a 10% decrease would have decreased the recorded net payable by a similar amount, resulting in a receivable.
Foreign Exchange Risk
There were no derivative foreign exchange contracts in place at June 30, 2025.
Interest Rate Risk
The Company’s senior unsecured RCF provides for variable interest rate borrowings. As of June 30, 2025, we had $200.0 million of outstanding borrowings under the RCF. Assuming no change in the amount of borrowings outstanding under the RCF, a 10% increase in the average interest rate would have increased our quarterly interest expense by approximately $0.3 million. Actual results may vary due to changes in the amount of variable rate debt outstanding.

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
During the quarter ended June 30, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following is an index of exhibits that are hereby filed as indicated by asterisk (*), that are considered furnished rather than filed as indicated by double asterisks (**), or that are incorporated by reference. Exhibits other than those listed have been omitted since they are either not required or not applicable.

Exhibit No.	Description

3.1	Certificate of Incorporation of Murphy Oil Corporation, as amended effective May 11, 2005 (incorporated by reference to Exhibit 3.1 to Form 10-K of Registrant filed on February 28, 2011)
3.2	By-Laws of Murphy Oil Corporation, as amended effective August 5, 2020 (incorporated by reference to Exhibit 3.2 to Form 10-Q of Registrant filed on August 6, 2020)
10.34	Murphy Oil Corporation 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit A to definitive proxy statement on Schedule 14A of Registrant filed on March 28, 2025)
*31.1	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY OIL CORPORATION
(Registrant)

By	/s/ PAUL D. VAUGHAN
Paul D. Vaughan
Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
August 6, 2025
(Date)