Form 10-K
period 2025-12-31
MURPHY OIL CORP
filed 2026-02-25
CIK 717423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (as of June 30, 2025) – $2,375,149,725.
Number of shares of Common Stock, $1.00 Par Value, outstanding at January 31, 2026 was 142,830,352.
Documents incorporated by reference:

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 13, 2026 have been incorporated by reference in Part III herein.

MURPHY OIL CORPORATION
2025 FORM 10-K
i

PART I

Item 1. BUSINESS
Summary
Murphy Oil Corporation is a global oil and natural gas exploration and production (E&P) company, with both onshore and offshore operations and properties. As used in this report, the terms Murphy, Murphy Oil, we, our, its and Company may refer to Murphy Oil Corporation or any one or more of its consolidated subsidiaries.
The Company was originally incorporated in Louisiana in 1950 as Murphy Corporation. It was reincorporated in Delaware in 1964, at which time it adopted the name Murphy Oil Corporation. In 2013, the United States (U.S.) refining and marketing business was separated from Murphy Oil Corporation’s oil and natural gas E&P business. For reporting purposes, Murphy’s E&P activities are subdivided into three geographic segments, including the U.S., Canada and all other countries. Additionally, the Corporate segment includes interest income, interest expense, foreign exchange effects, corporate risk management activities and administrative costs not allocated to the E&P segments. The Company’s corporate headquarters are located in Houston, Texas.
In addition to the following information about each business activity, data about Murphy’s operations, properties and business segments, including revenues by class of products and financial information by geographic area, are provided on pages 32 through 43, 77 through 81, 103 through 108, and 111 through 126 of this Form 10-K report.
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
Exploration and Production
The Company produces crude oil and condensate (collectively, crude oil), natural gas and natural gas liquids (NGLs) primarily in the U.S. and Canada and explores for crude oil, natural gas and NGLs (collectively, oil and natural gas) in targeted areas worldwide.
During 2025, Murphy’s principal E&P activities were conducted in the U.S. by wholly-owned Murphy Exploration & Production Company – USA and its subsidiaries, in Canada by wholly-owned Murphy Oil Company Ltd. and its subsidiaries, and in Brazil, Brunei, Côte d’Ivoire and Vietnam by wholly-owned Murphy Exploration & Production Company – International and its subsidiaries. Murphy’s operations and production in 2025 were in the U.S., Canada and Brunei.
In January 2026, Murphy signed a Petroleum Agreement securing an operated position in Morocco’s Gharb Deep Offshore deepwater block which covers more than 4 million acres. Murphy holds a 75% working interest in the block, with the remaining 25% working interest held by the Office National des Hydrocarbures et des Mines. The Petroleum Agreement does not include any firm well commitments in the initial three-year exploration phase.
Unless otherwise indicated, all references to the Company’s U.S. Offshore and total oil and natural gas production, sales volumes, and proved reserves include the noncontrolling interest in MP Gulf of Mexico, LLC (MP GOM; see further details below).
Murphy’s worldwide 2025 production on a barrel of oil equivalent basis (six thousand cubic feet of natural gas equals one barrel of oil) was 188,682 barrels of oil equivalent per day (BOEPD), an increase of 2.4% compared to 2024.
For further details on business execution, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” starting on page 32. For further details on 2025 production and sales volume see pages 36 to 37.

PART I
Item 1. Business - Continued
United States
In the U.S., Murphy produces oil and natural gas primarily from fields in the Gulf of America and in the Eagle Ford Shale area of South Texas. The Company produced 93,289 barrels (BBL) of crude oil and NGLs (collectively, liquids) per day and approximately 85 million cubic feet (MMCF) of natural gas per day in the U.S. in 2025. These amounts represented 90% of the Company’s total worldwide liquids and 17% of worldwide natural gas production volumes.
Offshore
The Company holds rights to approximately 556 thousand gross acres in the Gulf of America. During 2025, approximately 65% of total U.S. hydrocarbon production was produced at fields in the Gulf of America, of which approximately 91% was derived from ten fields, including the operated Mormont, Khaleesi, Cascade and Chinook, Marmalard, Dalmatian, Neidermeyer and Powerball fields, as well as the non-operated St. Malo, Kodiak and Lucius fields. Total average daily production in the Gulf of America in 2025 was 61,233 BBL of liquids and 52 MMCF of natural gas. At December 31, 2025, Murphy had total proved reserves for Gulf of America fields of 112.1 million BBL of liquids and 69.2 billion cubic feet (BCF) of natural gas.
Onshore
The Company holds rights to approximately 130 thousand gross acres in South Texas in the Eagle Ford Shale unconventional oil and natural gas play. During 2025, approximately 35% of total U.S. hydrocarbon production was produced in the Eagle Ford Shale. Total 2025 production in the Eagle Ford Shale area was 32,056 BBL of liquids per day and 33 MMCF per day of natural gas. At December 31, 2025, the Company’s proved reserves for the U.S. Onshore business totaled 137.9 million BBL of liquids and 182.0 BCF of natural gas.
Canada
In Canada, the Company holds working interests in the Tupper Montney (100% working interest), the Kaybob Duvernay and two non-operated offshore assets – the Hibernia and Terra Nova fields, located offshore Newfoundland and Labrador in the Jeanne d’Arc Basin. In 2023, the Company sold a portion of its working interest in the Kaybob Duvernay and the entire 30% non-operated working interest in the Placid Montney.
Onshore
Murphy has approximately 139 thousand gross acres of the Tupper Montney mineral rights located in northeast British Columbia. In addition, the Company holds a 70% working interest in the Kaybob Duvernay lands in Alberta. The Company has approximately 167 thousand gross acres of the Kaybob Duvernay mineral rights. Daily production in 2025 for Canada Onshore averaged 3,479 BBL of liquids and 423 MMCF of natural gas. Total Canada Onshore proved liquids and natural gas reserves at December 31, 2025, were approximately 23.7 million BBL and 2.3 trillion cubic feet, respectively.
Offshore
The Company holds a non-operated interest in approximately 130 thousand gross acres offshore Canada. Murphy has a 6.5% working interest in Hibernia Main, a 4.3% working interest in Hibernia South Extension and an 18.0% working interest in Terra Nova. Oil production in 2025 was 6,981 BBL of oil per day for the two offshore Canadian fields. Terra Nova resumed production during the fourth quarter of 2023, following the completion of an asset life extension project. Total proved reserves for Canada Offshore at December 31, 2025 were approximately 19.4 million BBL of liquids and 8.6 BCF of natural gas.
Brazil
The Company holds a 20% non-operated working interest in one block in the offshore regions of the Sergipe-Alagoas Basin (SEAL) in Brazil (SEAL-M-637) and holds a 100% working interest in three blocks in the Potiguar Basin (POT-M-857, POT-M-863 and POT-M-865).
Murphy’s total acreage position in Brazil as of December 31, 2025 was approximately 960 thousand gross acres, offsetting several major discoveries. There are no well commitments.

PART I
Item 1. Business - Continued
Brunei
The Company has a working interest of 8.051% in Block CA-1 as of December 31, 2025. Oil production in 2025 was 275 BBL of oil per day.
Total proved reserves for our Jagus East discovery in Block CA-1 at December 31, 2025 were approximately 0.2 million BBL of liquids and 157 MMCF of natural gas. Block CA-1 covers 2 thousand gross acres.
Côte d’Ivoire
Murphy operates five offshore PSCs in the Tano Basin offshore Côte d’Ivoire, Africa, with the five blocks having a total area of 1.4 million gross acres. Murphy holds a 90% working interest in four blocks and an 85% working interest in the fifth block. Société Nationale d’Opérations Pétrolières de la Côte d’Ivoire holds the remaining working interest for each block.
The three-well exploration drilling campaign includes Civette-1X drilled on Block CI-502, Caracal-1X currently drilling on Block CI-102, and Bubale-1X to be drilled on Block CI-709 in 2026. These three wells will satisfy drilling Minimum Work Program commitments on each of these blocks. There will be no further well commitments on these three blocks until June 2028. Subsequent to year-end, the Civette-1X exploration well reached a total depth of 13,950 feet and encountered non-commercial hydrocarbons across multiple intervals. Also subsequent to year end, the Caracal-1X exploration well reached a total depth of 8,534 feet and will be plugged and abandoned as a dry hole after encountering non-commercial hydrocarbon shows.
The remaining blocks, CI-103 and CI-531, have elections in December 2026, with the option to enter a Second Exploration Period carrying well commitments.
Vietnam
The Company holds an interest in 7.3 million gross acres, consisting of 65% working interest in Blocks 144 & 145, and a 40% working interest in Block 15-1/05 and Block 15-2/17. The Company is the operator of each of the three Production Sharing Contracts (PSCs).
Block 15-1/05 contains the Lac Da Vang (Golden Camel) discovered field in the Cuu Long Basin where, in 2023, the Company received government approval of the field development plan, and the Board of Directors of the Company (the Board) sanctioned the project. Development activity is in progress, with first oil planned in 2026. The Lac Da Trang-1X (White Camel) exploration well was drilled in April 2019 and encountered 320 feet of pay with light oil in one reservoir. The Company drilled the Lac Da Hong-1X (Pink Camel) exploration well in 2025 and encountered 106 feet of net oil pay from one reservoir and continues to progress post-drill evaluations. A lease extension was granted with accompanying commitments which are being actively progressed.
In Block 15-2/17, in the fourth quarter 2024, the Company drilled an oil discovery at the Hai Su Vang-1X (Golden Sea Lion) exploration well, which encountered 370 feet of net pay from two reservoirs. The Hai Su Vang-2X appraisal well to this discovery was drilled in the fourth quarter of 2025 and encountered 429 feet of net pay from two reservoirs. Additional evaluation is ongoing and future appraisal drilling will be conducted. A lease extension was granted with accompanying commitments which are being actively progressed.
In Blocks 144 & 145, the Company acquired 2D seismic in 2013 and undertook seabed surveys in 2015 and 2016. The Company intends to request a further extension to complete the remaining work commitment.
Total proved reserves for Lac Da Vang (Golden Camel) field development in Vietnam at December 31, 2025 were approximately 12.1 million BBL of liquids and 7.4 BCF of natural gas.

PART I
Item 1. Business - Continued
Proved Reserves
Total proved reserves for crude oil, natural gas and NGLs as of December 31, 2025 are presented in the following table.

	Proved Reserves
	All Products	Crude Oil	Natural Gas Liquids	Natural Gas [1]

Proved Developed Reserves:	(MMBOE)	(MMBBL)		(BCF)
United States	197.8	150.8	19.2	166.4
Onshore	96.7	64.1	14.5	108.5
Offshore [2]	101.1	86.7	4.7	57.9
Canada	220.9	22.1	2.5	1,178.5
Onshore	204.7	7.3	2.5	1,169.9
Offshore	16.2	14.8	—	8.6
Other	0.2	0.2	—	0.2
Total proved developed reserves	418.9	173.1	21.7	1,345.1
Proved Undeveloped Reserves:
United States	94.1	67.4	12.6	84.8
Onshore	71.6	48.0	11.3	73.5
Offshore [3]	22.5	19.4	1.3	11.3
Canada	203.7	16.1	2.4	1,110.4
Onshore	199.1	11.5	2.4	1,110.4
Offshore	4.6	4.6	—	—
Other	13.3	12.1	—	7.4
Total proved undeveloped reserves	311.1	95.6	15.0	1,202.6
Total proved reserves [4]	730.0	268.7	36.7	2,547.7
1 Includes proved natural gas reserves to be consumed in operations as fuel of 54.2 BCF, 35.1 BCF and 7.4 BCF for the U.S., Canada and Other, respectively, with 1.7 BCF of this attributable to the noncontrolling interest in MP GOM.
2 Includes proved developed reserves of 13.1 million barrels of oil equivalent (MMBOE), consisting of 12.1 million barrels (MMBBL) of oil, 0.4 MMBBL of NGLs and 3.9 BCF of natural gas, attributable to the noncontrolling interest in MP GOM.
3 Includes proved undeveloped reserves of 1.9 MMBOE, consisting of 1.8 MMBBL of oil and 0.3 BCF of natural gas, attributable to the noncontrolling interest in MP GOM.
4  Includes proved reserves of 15.0 MMBOE, consisting of 13.9 MMBBL of oil, 0.4 MMBBL of NGLs and 4.2 BCF of natural gas, attributable to the noncontrolling interest in MP GOM.

PART I
Item 1. Business - Continued
Murphy Oil’s 2025 total proved reserves and proved undeveloped reserves are reconciled from 2024 as presented in the table below:

(Millions of barrels of oil equivalent) [1]	Total Proved Reserves	Total Proved Undeveloped Reserves
Beginning of year	729.0	292.8
Revisions of previous estimates	26.0	22.8
Extensions and discoveries	43.0	42.4
Conversions to proved developed reserves	—	(45.6)
Purchases of properties	4.3	1.5
Sale of properties	(3.4)	(2.8)
Production	(68.9)	—
End of year [2]	730.0	311.1
1 For purposes of these computations, natural gas sales volumes are converted to equivalent barrels of oil using a ratio of six thousand cubic feet of natural gas to one barrel of oil.
2 Includes 15.0 MMBOE and 1.9 MMBOE for total proved and proved undeveloped reserves, respectively, attributable to the noncontrolling interest in MP GOM.

Production of 68.9 MMBOE, 3.4 MMBOE of divestment in the Eagle Ford Shale, and price related losses of 3.0 MMBOE were fully offset by extensions of 4.9 MMBOE in the Eagle Ford Shale and 38.1 MMBOE in Canada, 4.3 MMBOE of acquisition in the Eagle Ford Shale, as well as performance related increases of 8.2 MMBOE in Canada, 9.1 MMBOE in the Eagle Ford Shale, 10.7 MMBOE in the Gulf of America, and 1.0 MMBOE in Other regions.
Murphy’s total proved undeveloped reserves at December 31, 2025 increased 18.3 MMBOE from a year earlier. The proved undeveloped reserves reported in the table as extensions and discoveries during 2025 were predominantly attributable to the Eagle Ford Shale in South Texas and the Tupper Montney and the Kaybob Duvernay in onshore Canada. These U.S. and Canadian assets had active development work ongoing during the year, and new drilling locations were added in the Gulf of America. The majority of proved undeveloped reserves associated with revisions of previous estimates was the result of performance adjustments in the Tupper Montney and the Eagle Ford Shale, partially offset by increased royalty rates and accelerated royalty incentive payouts arising from higher commodity prices in the Tupper Montney. The majority of the proved undeveloped reserves migration to the proved developed category are attributable to drilling in the Tupper Montney, the Gulf of America, and the Eagle Ford Shale.
The Company spent approximately $690 million in 2025 to convert proved undeveloped reserves to proved developed reserves. In the next three years, the Company expects to spend a range of approximately $450 million to $800 million per year to move current undeveloped proved reserves to the developed category. The anticipated level of spending in 2026 primarily includes drilling and development in the Gulf of America, the Eagle Ford Shale, the Tupper Montney, the Kaybob Duvernay and Vietnam areas.
At December 31, 2025, proved reserves are included for several development projects, including oil developments in the Eagle Ford Shale in South Texas, the Gulf of America, the Kaybob Duvernay in onshore Canada and Lac Da Vang (Golden Camel) in Vietnam; as well as natural gas developments in the Tupper Montney in onshore Canada. Total proved undeveloped reserves associated with various development projects at December 31, 2025 were approximately 311.1 MMBOE, which represents 43% of the Company’s total proved reserves.
Certain development projects have proved undeveloped reserves that will take more than five years to bring to production. Projects in deepwater fields in the Gulf of America and Canada Offshore include four undeveloped locations that exceed this five-year window. Total reserves associated with the four locations amount to less than 1% of the Company’s total proved reserves at year end 2025. The development of certain reserves extends beyond five years due to limited well slot availability, thus making it necessary to wait for depletion of other wells prior to initiating further development of these locations or behind-pipe completions with significant capital costs that categorize them as undeveloped.

PART I
Item 1. Business - Continued
Murphy Oil’s Reserves Processes and Policies
All estimates of reserves are made in compliance with SEC Rule 4-10 of Regulation S-X, which states that “proved oil and natural gas reserves are those quantities of oil and natural gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations.” Proved reserves estimates will generally be revised only as additional geologic or engineering data become available or as economic conditions change. Moreover, estimates of proved reserves may be revised as a result of future operations, effects of regulation by governmental agencies or geopolitical or economic risks. Therefore, the proved reserves included in this report are estimates only and should not be construed as being exact quantities, and if recovered, could be more or less than the estimated amounts.
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
Proved reserves are consolidated and reported through the Corporate Reserves group. Murphy’s General Manager Corporate Reserves (Reserves General Manager) leads the Corporate Reserves group that also includes Corporate Reserve engineers and support staff, all of which are independent of the Company’s oil and natural gas operational management and technical personnel. The Reserves General Manager joined Murphy in 2020 and has more than 34 years of industry experience. He has a Bachelor of Science in Mechanical Engineering and is also a licensed Professional Engineer in the State of Texas. The Reserves General Manager reports to the Executive Vice President and Chief Financial Officer and makes annual presentations to the Board about the Company’s reserves. The Reserves General Manager and the Corporate Reserve engineers review and discuss reserves estimates directly with the Company’s technical staff in order to make every effort to comply with the rules and regulations of the SEC.
The Reserves General Manager coordinates and oversees the third-party audits which are performed annually. In 2025, third party audits were conducted for proved reserves covering 95.8% of total proved reserves. All audits conducted during this period were within the established +/- 10.0% tolerance.
Ryder Scott Company (“Ryder Scott”) performed audits for certain reserve estimates of Murphy’s U.S. fields as of December 31, 2025. The Ryder Scott summary reports are filed as exhibits to this Annual Report on Form 10-K. The team lead for Ryder Scott has over 23 years of industry experience, joining Ryder Scott over 20 years ago. He is a registered Professional Engineer in the State of Texas.
McDaniel & Associates (“McDaniel”) performed audits for certain reserve estimates of our onshore Canadian fields as of December 31, 2025. The McDaniel summary report is filed as an exhibit to this Annual Report on Form 10-K. The team lead for McDaniel has over 18 years of experience in the estimation and evaluation of reserves with McDaniel. He is a registered Professional Engineer with the Association of Professional Engineers and Geoscientists of Alberta.
Netherland, Sewell & Associates, Inc. (“NSAI”) performed audits for certain reserve estimates of our Gulf of America fields as of December 31, 2025. The NSAI summary report is filed as an exhibit to this Annual Report on Form 10-K. The team lead for NSAI has over 22 years of industry experience, joining NSAI over 16 years ago.
GLJ Ltd. (“GLJ”) performed audits for certain reserve estimates of our offshore Canadian fields as of December 31, 2025. The GLJ summary report is filed as an exhibit to this Annual Report on Form 10-K. The team lead for GLJ has over 22 years of experience in the estimation and evaluation of reserves with GLJ. He is a registered Professional Engineer with the Association of Professional Engineers and Geoscientists of Alberta.

PART I
Item 1. Business - Continued
To ensure accuracy and security of reported reserves, the proved reserves estimates are coordinated in industry-standard software with access controls for approved users. In addition, Murphy complies with internal controls concerning the various business processes related to reserves.
More information regarding Murphy’s estimated quantities of proved reserves of crude oil, natural gas and NGLs for the last three years are presented by geographic area on pages 113 through 120 of this Form 10-K report. Murphy currently has no oil and natural gas reserves from non-traditional sources. Murphy has not filed and is not required to file any estimates of its total proved oil or natural gas reserves on a recurring basis with any federal or foreign governmental regulatory authority or agency other than the SEC. Annually, Murphy reports gross reserves of properties operated in the U.S. to the U.S. Department of Energy; such reserves are derived from the same data from which estimated proved reserves of such properties are determined.
Crude oil and NGLs production and sales, and natural gas sales by geographic area with weighted average sales prices for each of the three years ended December 31, 2025 are starts on page 35 of this Form 10-K report.
Production expenses for the last three years in U.S. dollars per equivalent barrel are discussed beginning on page 38 of this Form 10-K report.
Supplemental disclosures relating to oil and natural gas producing activities are reported on pages 111 through 126 of this Form 10-K report.

Acreage and Well Count
At December 31, 2025, Murphy held leases, concessions, contracts or permits on developed and undeveloped acreage as shown by geographic area in the following table. “Gross” acres are those in which all or part of the working interest is owned by Murphy. “Net” acres are the portions of the gross acres attributable to Murphy’s interest.

		Developed		Undeveloped		Total
Area (Thousands of acres)		Gross	Net	Gross	Net	Gross	Net
United States	Onshore	109	97	21	20	130	117
	Offshore	55	25	501	268	556	293
Total United States		164	122	522	288	686	410

Canada	Onshore	141	114	165	130	306	244
	Offshore	102	11	28	1	130	12
Total Canada		243	125	193	131	436	256

Brunei		2	—	—	—	2	—
Brazil		—	—	960	811	960	811
Côte d’Ivoire		—	—	1,421	1,270	1,421	1,270
Vietnam		—	—	7,324	4,571	7,324	4,571
Totals		409	247	10,420	7,071	10,829	7,318
Certain undeveloped acreage held by the Company will expire in the next three years.
Scheduled expirations in 2026 include 4,267 thousand net acres in Vietnam, 558 thousand net acres in Côte d’Ivoire and 28 thousand net acres in U.S. Offshore. The Company plans to seek extensions for the expiring acres in Vietnam.
Acreage currently scheduled to expire in 2027 includes 12 thousand net acres in U.S. Offshore.
Scheduled expirations in 2028 include 774 thousand net acres in Brazil, 712 thousand net acres in Côte d’Ivoire, 255 thousand net acres in Vietnam, 7 thousand net acres in U.S. Offshore and 2 thousand net acres in Canada Onshore.

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
The following table shows the number of oil and natural gas wells producing or capable of producing at December 31, 2025.

		Oil Wells		Natural Gas Wells
		Gross	Net	Gross	Net
United States	Onshore	1,251	1,008	30	5
	Offshore	83	37	12	5
Total United States		1,334	1,045	42	10
Canada	Onshore	18	13	369	352
	Offshore	50	5	—	—
Total Canada		68	18	369	352
Totals		1,402	1,063	411	362
Murphy’s net wells drilled and completed in the last three years are shown in the following table.

	United States		Canada		Other		Totals
	Productive	Dry	Productive	Dry	Productive	Dry	Productive	Dry
2025
Exploration	—	—	—	—	0.8	0.9	0.8	0.9
Development	33.3	—	13.0	—	—	—	46.3	—
2024
Exploration	0.3	0.8	—	—	—	—	0.3	0.8
Development	23.9	—	15.3	—	—	—	39.2	—
2023
Exploration	—	1.3	—	—	—	—	—	1.3
Development	34.1	—	15.1	—	—	—	49.2	—
Murphy’s drilling wells in progress at December 31, 2025 are shown in the following table. The year-end well count includes wells awaiting various completion operations.

		Exploration		Development		Total
		Gross	Net	Gross	Net	Gross	Net
United States	Onshore	—	—	25.0	18.3	25.0	18.3
	Offshore	2.0	1.0	1.0	0.1	3.0	1.1
Canada	Onshore	—	—	4.0	2.8	4.0	2.8
	Offshore	—	—	1.0	0.1	1.0	0.1
Other		1.0	0.4	1.0	0.4	2.0	0.8
Totals		3.0	1.4	32.0	21.7	35.0	23.1

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
Murphy recognizes that emissions are only one element of our total environmental footprint. Protecting natural resources is also an important factor in our overall sustainability efforts. See our 2025 Sustainability Report, located on the Company’s website, for details, which is not incorporated by reference hereto.
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
Murphy is currently required to report GHG emissions from its U.S. operations in the Gulf of America and onshore in South Texas and from its onshore Canadian business in British Columbia and Alberta. In Canada, Murphy is subject to GHG regulations and resultant carbon pricing programs specific to the jurisdiction of operation. Any limitations or further regulation of GHGs, such as a cap and trade system, technology mandate, emissions tax, or expanded reporting requirements, could cause the Company to restrict operations, curtail demand for hydrocarbons generally, and/or cause costs to increase. Examples of cost increases include costs to operate and maintain facilities, install pollution emission controls and administer and manage emissions trading programs.
On March 8, 2024, the EPA published its final rules imposing new and stricter requirements for methane monitoring, reporting, and emissions control at certain oil and natural gas facilities. Further, the EPA amended its GHG Reporting Rule on May 14, 2024 to modify certain calculation methodologies, changes to the general reporting structure, and the EPA’s treatment of advanced measurement technologies. Ultimately, both new rules will impact how much reporters owe under the new methane waste emissions charge (WEC) established under the Inflation Reduction Act (IRA) in 2022 and finalized in November 2024.
In January 2025, however, President Trump signed a series of executive orders that call upon the EPA to reassess the endangerment finding for GHGs under the Clean Air Act, direct federal executive departments and agencies to freeze rules that have not taken effect, to identify and exercise emergency authorities to facilitate conventional energy production, transportation, and refining, and mandate a review of existing regulations that may burden domestic energy development.
As part of this shift, the Administration moved to halt the implementation of the WEC citing concerns about statutory authority, economic impacts on domestic energy production, and the need for further evaluation of methane measurement methodologies. This action resulted in the EPA withdrawal of WEC's supporting guidance, paused enforcement preparations, and announced its intent to reconsider the rule. In May 2025, the agency issued a final rule formally removing the WEC from the Code of Federal Regulations. The One Big Beautiful Bill Act (OBBBA) passed in July 2025 postponed the implementation of the WEC to 2034.
In September 2025, the EPA proposed a rollback of the Greenhouse Gas Reporting Program (GHGRP). The proposal would eliminate reporting requirements for most source categories after reporting year 2024 and postpone Subpart W reporting for petroleum and natural gas systems until 2034. If finalized, this would significantly reduce federal GHG data collection and delay methane reporting for nearly a decade. Together, the repeal of the WEC regulations, the postponement of the WEC to 2034 and the proposed rollback of the GHGRP create substantial uncertainty for the future of overall federal methane regulation. The future of both will depend on the EPA’s rulemaking process, potential litigation, and possible congressional involvement.
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
Further, on February 12, 2026, the EPA announced the repeal of its 2009 “Endangerment Finding” under the Clean Air Act, which found that GHGs endanger the public health and welfare of current and future generations and emissions of GHGs from motor vehicles contribute to GHG pollution. The repeal calls into question EPA’s authority to regulate GHGs, as well as EPA’s prior scientific assessment of climate change risks. Litigation regarding the repeal is anticipated and it is unclear how the repeal will impact EPA’s regulation of GHG emissions going forward.

PART I
Item 1. Business - Continued
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
As this is an area of continual improvement across our industry, we strive to update our disclosures in line with operating developments and with emerging best practice ESG reporting standards. In 2025, we published our seventh annual sustainability report, located on the Company’s website, which is not incorporated by reference hereto.

Human Capital Management
At Murphy, we believe in providing energy that empowers people, and that is what our 813 employees do every day. As of December 31, 2025, we had 542 office-based employees and 271 field employees, all of whom are guided by our mission, vision, values and behaviors. Together with the Executive Leadership Team, the Senior Vice President, Human Resources, Administration and Communications, who reports directly to our President and Chief Executive Officer, is responsible for developing and executing our human capital management strategy. This includes the attraction, recruitment, development and engagement of talent to deliver on our strategy, the design of employee compensation, health and welfare benefits, and talent programs. We focus on the following factors in order to implement and develop our human capital strategy:
•Employee Compensation Programs
•Employee Performance and Feedback
•Talent Development and Training
•Health and Welfare Benefits
•Employee Engagement
The Board receives related updates from the Senior Vice President, Human Resources, Administration and Communications on a regular basis including the review of compensation, benefits, succession and talent development.
Employee Compensation Programs
Our purpose, to provide energy that empowers people, includes tying a portion of our employees’ pay to performance in a variety of ways, including incentive compensation and performance-based bonus programs, while maintaining the best interest of stockholders. We benchmark for market practices and regularly review our compensation and hiring acceptance rates against the market to ensure competitiveness to attract and retain the best talent. We believe our current practices align our employees’ compensation with the interests of our stockholders and support our focus on cash flow generation, capital return and environmental stewardship. To

PART I
Item 1. Business - Continued
enhance employee understanding of their total remuneration package extended by Murphy, we introduced Total Reward Statements for employees in the U.S., Canada and Vietnam. For further details on the Company’s compensation framework, please see the Compensation Discussion and Analysis section of the forthcoming Proxy Statement relating to the Annual Meeting of Stockholders on May 13, 2026.
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
•Drive performance that aligns with the Company’s mission, vision, values and behaviors;
•Develop employee capabilities through effective feedback and coaching; and
•Maintain a process that is consistent throughout the organization to measure employee performance that is tied to the Company’s and stockholders’ interests.
All employees’ performance is evaluated at least annually through self-assessments that are reviewed in discussions with supervisors. Employees’ performance is evaluated on various key performance indicators set annually, including contributions toward executing our Company’s goals and business strategy and behaviors that support our mission, vision, values.
Talent Development and Training
Employees are able to participate in continuous training and development, with the goal of equipping them for success and providing increased opportunities for growth. Through our digital platform, My Murphy Learning, employees have access to LinkedIn Learning with more than 10,000 courses, Continuing Education Unit credit and certification opportunities, and access to expert instructors. We also administer mandatory compliance training for our employees through My Murphy Learning with 100% utilization. Finally, we provide a tuition reimbursement program for those who choose to acquire additional knowledge to increase their effectiveness in their present position or to prepare for career advancement.
To enhance employees’ commitment to and understanding of the Company’s Scorecard, we introduced a training course entitled, Understanding Your Annual Incentive Plan, which covers all metrics in our scorecard. This training opportunity, in particular, enhanced the business acumen of our employee base, as well as brought renewed focus to how we measure success.
We strive to empower our leadership with programs that offer career advancement for experienced and emerging leaders. In 2025, approximately 135 leaders participated in programs, from top-rated institutions, addressing focus areas such as strategic agility, decision making, building high-performing teams and enhancing trust. Furthermore, we implemented a Business Functions Career Map to enhance the development of about 100 business professionals in our Controllers, Global Planning and Performance, Tax, Treasury and related functions.
We encourage employee engagement and solicit feedback through internal surveys, focus groups and town hall meetings to gain insight into workplace experiences. Employees are provided opportunities to raise suggestions and collaborate with leadership to improve programs and increase their alignment with Murphy’s mission, vision, values and behaviors.
To monitor the effectiveness of our human capital investment and development programs, we track voluntary turnover. This data is shared on a regular basis with our Executive Leadership Team, who use it, in addition to other pertinent data, to develop our human capital strategy. In 2025, our voluntary employee turnover rate, including retirements, was 4%.
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

PART I
Item 1. Business - Continued
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
Finally, we support interest-based groups such as sports and charity volunteering in our communities.

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

Item 1A. RISK FACTORS
The Company faces risks in the normal course of business and through global, regional and local events that could have an adverse impact on its reputation, operations, and financial performance. The Board exercises oversight of the Company’s enterprise risk management program, which includes strategic, operational, cybersecurity and financial matters, as well as compliance and legal risks. The Board receives updates annually on the risk management processes.
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
Price Risk Factors
Volatility in the global prices of oil and natural gas can significantly affect the Company’s operating results, cash flows and financial condition.
Among the most significant variable factors impacting the Company’s results of operations are the sales prices for the hydrocarbons that it produces. Many of the factors influencing prices of oil and natural gas are beyond our control. These factors include:
•worldwide and domestic supplies of, and demand for oil and natural gas;
•the ability of the members of the Organization of the Petroleum Exporting Countries (OPEC) and certain non-OPEC members, for example, Russia, to agree to maintain or adjust production levels;

PART I
Item 1A. Risk Factors - Continued
•the production levels of non-OPEC countries, including, among others, production levels in the North American shale plays;
•political instability or armed conflict in oil and natural gas producing regions, such as the Russia-Ukraine and Israeli-Palestinian conflicts and political instability in Venezuela and Iran;
•the level of drilling, completion and production activities by other E&P companies, and variability therein, in response to market conditions;
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
•technological advances, such as artificial intelligence (AI) and data center development, affecting energy consumption and energy supply;
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
West Texas Intermediate (WTI) crude oil prices averaged $64.81 per barrel in 2025, compared to $75.72 in 2024 and $77.62 in 2023. Certain U.S. and Canadian crude oils are priced from oil indices other than WTI, and these indices are influenced by different supply and demand forces than those that affect WTI prices. The most common crude oil indices used to price the Company’s crude include Mars, WTI Houston Magellan East Houston, Heavy Louisiana Sweet and Brent.
The average New York Mercantile Exchange (NYMEX) natural gas sales price was $3.54 per million British Thermal Units (MMBTU) in 2025, compared to $2.24 in 2024 and $2.53 in 2023. The Company also has exposure to the Canadian benchmark natural gas price, Alberta Energy Company (AECO), which averaged C$1.68 per thousand cubic feet (MCF) in 2025, compared to C$1.46 in 2024 and C$2.64 in 2023. The Company has entered into certain forward fixed price contracts as detailed in the “Outlook” section beginning on page 52 and spot contracts providing exposure to other market prices at specific sales points such as Malin (Oregon, U.S.) and Dawn (Ontario, Canada).
Lower prices, should they occur, will materially and adversely affect our results of operations, cash flows and financial condition. Lower oil and natural gas prices could result from, among other things, increased exports from producers in Venezuela, Russia or the Middle East following resolution of conflicts or political instability in such regions. Lower oil and natural gas prices could reduce the amount of oil and natural gas that the Company can economically produce, resulting in a reduction in the proved oil and natural gas reserves we could recognize, which could impact the recoverability and carrying value of our assets. The Company cannot predict how changes in the sales prices of oil and natural gas will affect the results of operations in future periods.
Lower oil and natural gas prices adversely affect the Company in several ways:
•Lower sales value for the Company’s oil and natural gas production reduces cash flows and net income.
•Lower cash flows may cause the Company to reduce its capital expenditure program, thereby potentially restricting its ability to grow production and add proved reserves.

PART I
Item 1A. Risk Factors - Continued
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
The Company, from time to time, enters into various contracts to protect its cash flows against lower oil and natural gas prices. To the extent that the Company enters into these contracts and in the event that prices for oil and natural gas increase in future periods, the Company may not fully benefit from the price improvement on all production. See Note K for additional information on the derivative instruments used to manage certain risks related to commodity prices.
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
The Company drills exploratory wells which subject its E&P operating results to exposure to dry hole expense, which has in the past, and may in the future, adversely affect our results of operations. The Company plans to continue assessing exploration activities as part of its overall strategy. In 2025, the Company participated in five exploration wells. The Lac Da Hong-1X (Pink Camel), Block 15-1/05 and the Hai Su Vang-2X (Golden Sea Lion), Block 15-2/17 exploration wells, in Vietnam, resulted in commercial discoveries, while the Civette-1X (Block CI-502) exploration well, in Côte d’Ivoire, did not encounter commercial hydrocarbons. Subsequent to year end, the Banjo #1 (Mississippi Canyon 385) and Cello #1 (Mississippi Canyon 385) exploration wells, in the Gulf of America, resulted in commercial discoveries. The Company’s 2026 exploration and appraisal program capital expenditures guidance of $320 million includes drilling three wells in Vietnam and two wells in Côte d’Ivoire. One of these exploration wells in Côte d’Ivoire, Caracal-1X (Block CI-102), was completed in February 2026, and will be plugged and abandoned as a dry hole after encountering non-commercial hydrocarbon shows.
If Murphy cannot replace its oil and natural gas reserves, it may not be able to sustain or grow its business.
Murphy continually depletes its oil and natural gas reserves as production occurs. To sustain and grow its business, the Company must successfully replace the oil and natural gas it produces with additional reserves. Therefore, it must create and maintain a portfolio of good prospects for future reserves additions and production. The Company must find, acquire or develop, and produce reserves at a competitive cost to be successful in the long-term. Murphy’s ability to operate profitably in the E&P business, therefore, is dependent

PART I
Item 1A. Risk Factors - Continued
on its ability to find (and/or acquire), develop and produce oil and natural gas reserves at costs that are less than the realized sales price for these products.
Murphy’s proved reserves are based on the professional judgment of its engineers and may be subject to revision.
Proved reserves of crude oil, natural gas and NGLs included in this report on pages 111 through 120 have been prepared according to the SEC guidelines by qualified company personnel or qualified independent engineers based on an unweighted average of oil and natural gas prices in effect at the beginning of each month of the respective year as well as other conditions and information available at the time the estimates were prepared. Estimation of reserves is a subjective process that involves professional judgment by engineers about volumes to be recovered in future periods from underground oil and natural gas reservoirs. Estimates of economically recoverable oil and natural gas reserves and future net cash flows depend upon a number of variable factors and assumptions, and consequently, different engineers could arrive at different estimates of reserves and future net cash flows based on the same available data and using industry accepted engineering practices and scientific methods. In 2025, 95.8% of the proved reserves were audited by third-party auditors.
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
The Company’s proved undeveloped reserves represent significant portions of total proved reserves. As of December 31, 2025, and including noncontrolling interests, approximately 36% of the Company’s crude oil proved reserves, 41% of NGL proved reserves and 47% of natural gas proved reserves are undeveloped. The ability of the Company to reclassify these undeveloped proved reserves to the proved developed classification is generally dependent on the successful completion of one or more operations, which might include further development drilling, construction of facilities or pipelines and well workovers.
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

PART I
Item 1A. Risk Factors - Continued
Murphy is sometimes reliant on joint venture partners for operating assets, and/or funding development projects and operations.
Certain of the Company’s major oil and natural gas producing properties are operated by others. Therefore, Murphy does not fully control all activities at certain of its revenue generating properties. During 2025, approximately 19% of the Company’s total production was at fields operated by others, while at December 31, 2025, approximately 12% of the Company’s total proved reserves were at fields operated by others.
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
Murphy’s business is subject to operational hazards, severe weather events, physical security risks and risks normally associated with the E&P of oil and natural gas, which could become more significant as a result of climate change.
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

PART I
Item 1A. Risk Factors - Continued
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
The Company’s operations are subject to various international, foreign, national, state, provincial and local environmental, health and safety laws, regulations, governmental actions and permit requirements, including related to the generation, storage, handling, use, disposal and remediation of petroleum products, wastewater and hazardous materials; the emission and discharge of such materials to the environment, including methane and other GHG emissions; wildlife, habitat and water protection; water access, use and disposal; the placement, operation and decommissioning of production equipment; the health and safety of our employees, contractors and communities where our operations are located, including indigenous communities; and the causes and impacts of climate change. The laws, regulations, governmental actions and permit requirements are subject to frequent change and have tended to become stricter over time and at times may be motivated by political considerations. They can impose permitting and financial assurance obligations, as well as operational controls and/or siting constraints on our business, and can result in additional capital and operating expenditures. For example, in March 2024, the EPA published New Source Performance Standards and Emissions Guidelines for the oil and gas industry regulating methane and volatile organic compounds emissions in the oil and gas industry which, among other things, requires periodic inspections to detect leaks (and subsequent repairs), places stringent restrictions on venting and flaring of methane, and establishes a program whereby third parties can monitor and report large methane emissions to the EPA. However, in December 2025, the EPA issued a final rule extending several compliance deadlines and timeframes associated with the new rules. In November 2024, the EPA published its final rule implementing a charge on large emitters of waste methane from the oil and gas sector. The charge, referred to as the WEC, is a component of the Biden Administration’s Methane Emissions Reduction Program to limit methane emissions from the oil and gas industry under the IRA of 2022. In March 2025, however, this rule was disapproved by a joint Congressional resolution, and the OBBBA passed in July 2025 extended the imposition of the WEC until 2034. In addition, it is possible in the future that certain regulatory bodies such as the Railroad Commission of Texas may enact regulation that bans or reduces flaring for U.S. Onshore operations, and certain regulatory bodies in Canada may decide to revoke permits or pause the issuance of permits as a result of non-compliance with, or litigation related to, environmental, health and safety laws and regulations. Compliance with such regulations could result in capital investment or operating costs which would reduce the Company’s net cash flows and profitability.
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
The Company primarily uses hydraulic fracturing in the Eagle Ford Shale in South Texas and in the Kaybob Duvernay and the Tupper Montney in Western Canada. Texas law imposes permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations, as well as public disclosure of certain information regarding the components used in the hydraulic fracturing process. Regulations in the provinces of

PART I
Item 1A. Risk Factors - Continued
British Columbia and Alberta also govern various aspects of hydraulic fracturing activities under their jurisdictions. It is possible that Texas, other states in which we may conduct fracturing in the future, the U.S., Canadian provinces and certain municipalities may adopt further laws or regulations which could render the process unlawful, less effective or drive up its costs. If any such action is taken in the future, the Company’s production levels could be adversely affected, or its costs of drilling and completion could increase. Once new laws and/or regulations have been enacted and adopted, the costs of compliance are appraised.
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
In addition, various executive orders by the Biden Administration and the Department of Interior over the course of 2021 regarding a temporary suspension of normal-course issuance of permits for fossil fuel development on federal lands and a pause on new oil and natural gas leases on public lands and offshore waters, and the Secretary of the Interior’s overhaul of permitting and leasing regulations and rates, finalized in April 2024, could adversely impact Murphy’s operations. While certain aspects of the April 2024 final rule remain in effect, the OBBBA reversed the increases to royalty rates and increased U.S. lease sales both onshore and offshore. Further in May 2025, the Department of Interior announced a policy update designed to expedite oil and gas leasing on onshore public lands. These developments demonstrate the uncertainty regarding the regulation of oil and natural gas related to shifts in political power in the U.S. For further details, see “Risk Factors – General Risk Factors – Murphy’s operations and earnings have been and will continue to be affected by domestic and worldwide political developments.”
We face various risks associated with increased activism against, or change in public sentiment for, oil and natural gas exploration, development, and production activities and sustainability considerations, including climate change and the transition to a lower carbon economy.
Opposition toward oil and natural gas drilling, development, and production activity has grown globally. Companies in the oil and natural gas industry are often the target of activist efforts from both individuals and nongovernmental organizations and other stakeholders regarding safety, human rights, climate change, environmental matters, sustainability, and business practices. Anti‑development activists are working to, among other things, delay or cancel certain operations such as offshore drilling and development, onshore hydraulic fracking, and construction of pipelines for oil and natural gas.
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
We may face increased scrutiny from investors and other stakeholders related to our sustainability activities, including the goals, targets and objectives we announce, our methodologies and timelines for pursuing them and related disclosures. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets and objectives, to comply with ethical, environmental or other standards, regulations or expectations or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation. In recent years, certain stakeholders and regulators have also proposed “anti-ESG” policies, legislation or initiatives. This

PART I
Item 1A. Risk Factors - Continued
divergence in stakeholder expectations could expose us to reputational risks and potentially disrupt relationships with certain stakeholders.
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
Murphy usually must spend and risk a significant amount of capital to find and develop reserves before revenue is generated from production. Although most capital needs are funded from operating cash flow, the timing of cash flows from operations and capital funding requirements may not always coincide, and the levels of cash flow generated by operations may not fully cover capital funding requirements, especially in periods of low commodity prices. Therefore, the Company maintains financing arrangements with lending institutions to meet certain funding needs. The Company periodically renews these financing arrangements based on foreseeable financing needs or as they expire. Subsequent to year end, in January 2026, the Company entered into an amendment (the “Second Amendment”) to its credit agreement governing a $2.00 billion senior unsecured guaranteed revolving credit facility (Amended RCF) with a maturity date in January 2031. As of December 31, 2025, the Company had $100 million outstanding borrowings under the previous senior unsecured guaranteed revolving credit facility (RCF). See Note F for further details on the RCF.
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
Further, changes in investors’ sentiment or view of risk of the E&P industry, including as a result of concerns over climate change, could adversely impact the availability of future financing. Specifically, certain financial institutions (including certain investment advisors and sovereign wealth, pension and endowment funds), in response to concerns related to climate change and the requests and other influence of environmental groups and similar stakeholders, have elected to shift some or all of their investments away from fossil fuel-related sectors, and additional financial institutions and other investors may elect to do likewise in the future. As a result, fewer financial institutions and other investors may be willing to invest in, and provide capital to, companies in the oil and natural gas sector, which, in turn, could adversely impact our cost of capital.
Since 2022, the Company undertook several actions to reduce overall debt. Murphy plans to continue with the Company’s deleveraging initiatives, but there can be no assurance that these efforts will be successful and, if not, the Company’s financial conditions and prospects could be adversely affected. See Note F for information regarding the Company’s outstanding debt as of December 31, 2025.
We may be unable to meet our capital allocation plan of returning a percentage of adjusted free cash flow (FCF) to shareholders through share repurchases and potential dividend increases, which could decrease expected returns on an investment in our common stock.
Our capital allocation plan includes returning a percentage of adjusted FCF to shareholders through share repurchases and potential dividend increases. We may, from time to time, redeem, repurchase, retire or otherwise acquire our outstanding debt through privately negotiated transactions, open market purchases, redemptions, tender offers or otherwise, but we are under no obligation to do so. There can be no assurance

PART I
Item 1A. Risk Factors - Continued
that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.
In connection with our capital allocation plan, the Board authorized a share repurchase program, as described in this Form 10-K report. Share repurchases and dividends are authorized and determined by the Board at its sole discretion and depend upon a number of factors, including available liquidity, market conditions, applicable legal requirements and other factors. We can provide no assurance that we will make share repurchases or pay dividends in accordance with our capital allocation plan, or at all. Any elimination of, or downward revision in, our share repurchase program, dividend payment plans, or capital allocation plan could have an adverse effect on the market price of our common stock.
Meeting our capital allocation plan strategy requires us to generate consistent adjusted FCF and have available capital in the years ahead in an amount sufficient to enable us to maintain a conservative capital structure and liquidity position and invest in organic and inorganic growth, as well as to return a significant portion of the cash generated to shareholders through share repurchases and potential dividend increases. The amount of adjusted FCF returned in any quarter during the year may vary and may be more or less than our capital allocation plan. We may not meet this goal if we use our available cash to satisfy other priorities, if we have insufficient funds available to repurchase shares or pay dividends, or if the Board determines to change or discontinue share repurchases or dividend payments.
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
A number of actuarial assumptions impact funding requirements for the Company’s retirement plans. The most significant of these assumptions include return on assets, long-term interest rates and mortality. If the actual results for the plans vary significantly from the actuarial assumptions used, or if laws regulating such retirement plans are changed, Murphy could be required to make more significant funding payments to one or more of its retirement plans in the future and/or it could be required to record a larger liability for future obligations in its Consolidated Balance Sheets.
Murphy has limited control over supply chain costs.
The Company often experiences pressure on its operating and capital expenditures in periods of strong crude oil and natural gas prices because an increase in E&P activities due to high oil and natural gas sales prices generally leads to higher demand for, and consequently higher costs for, goods and services in the oil and natural gas industry. In addition, periods of inflationary pressure in the wider economy, as seen during 2022, can lead to a similar increase in the cost of goods and services for the Company. Further, from time to time, Murphy will seek to enter new commitments, exercise options to extend contracts and retender contracts for rigs and other industry services which could expose Murphy to the impact of higher prices.
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

PART I
Item 1A. Risk Factors - Continued
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
The future impact of any health epidemic, pandemic (such as COVID-19) or similar outbreak cannot be predicted, and any resurgence of disease may cause additional volatility in commodity prices. See “Risk Factors - Price Risk Factors – Volatility in the global prices of oil and natural gas can significantly affect the Company’s operating results, cash flows and financial condition.”
If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with an epidemic, pandemic or similar outbreak, our operations will likely be impacted and our ability to produce oil and natural gas will likely decrease. We may be unable to perform fully on our commitments, and our costs may increase as a result of such epidemic, pandemic or similar outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.
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
We are subject to income- and non-income-based taxes in the U.S. under federal, state and local jurisdictions and in the foreign jurisdictions in which we operate. Tax laws and regulations, or their interpretation, and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our tax liabilities could be affected by numerous factors, such as changes in tax, accounting and other laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structure. In recent years, multiple domestic and international tax proposals have been introduced that, if enacted into law would impose greater tax burdens on certain multinational enterprises. For example, the Organization for Economic Co-operation and Development (OECD) continues to advance proposals or guidance in international taxation, including the establishment of a global minimum tax on certain multinational enterprises, also known as Pillar Two. In June 2025, the U.S. reached an understanding with the Group of Seven (G7) members that the U.S. would remove a proposed retaliatory tax from the OBBBA in exchange for an exclusion of U.S. parented groups from certain aspects of Pillar Two. This understanding was non-binding and included only the G7 states. However, the OECD released significant administrative guidance on January 5, 2026, which is intended to resolve uncertainty regarding how Pillar Two will apply to U.S. parented groups. In this regard, the administrative guidance introduced a safe harbor that should effectively deem the U.S. tax system to be compliant with Pillar Two and therefore exempt U.S. parented groups from the scope of certain taxes, which should simplify ongoing compliance for affected enterprises. While we do not currently expect that Pillar Two will have a material impact on our results of operations, we continue to monitor the impact as the OECD provides additional guidance and countries implement legislation. Further, the OBBBA, enacted in the U.S. on July 4, 2025, includes a broad range of tax reform provisions affecting corporations. We continue to analyze the potential impact of the OBBBA on

PART I
Item 1A. Risk Factors - Continued
our consolidated financial statements and to monitor guidance issued by the U.S. Department of the Treasury. It is possible that further changes may be enacted to U.S. and international tax rules and regulations, including the U.S. corporate tax system, which could have a material effect on our consolidated cash taxes in the future.
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
Due to significant shifts in demographics impacting the industry, such as an aging workforce and decreased enrollment in relevant fields, Murphy and industry peers are experiencing challenges in sourcing and developing a pipeline of talent for the foreseeable future, which could place our oil and natural gas exploration, development, and production activities at risk. Furthermore, the cost to attract and retain technical talent has increased in recent years due to competition and may continue to increase if the pool of available talent continues to shrink due to these demographic shifts. If there is a significant decrease in the availability of qualified talent, our operations, cash flows, and financial condition may be materially and adversely impacted.
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
Maintaining the security of our technology and data and preventing breaches is critical to our business operation. We rely on our information systems and cybersecurity controls, training, and policies to protect and secure information technology (IT), operational technology (OT), including industrial control and supervisory control and data acquisition systems and the intellectual property, strategic plans, customer information, and personally identifiable information of both our employees and our customers contained within those information systems.
A digital infrastructure failure or a successfully executed, undetected cyberattack could significantly disrupt business operations. For example, it might lead to downtime, revenue loss, diversion of management or work force attention, and increased costs for remediation. Additionally, the compromise, theft, or unauthorized release of critical data could damage our reputation, weaken our competitive edge, negatively impact our financial stability, and expose us to legal risk in multiple jurisdictions. Due to the sophisticated nature of cyberattacks, breaches to our systems could go undetected for a prolonged period of time. Additionally, we are increasingly vulnerable to cybersecurity incidents originating within our supply chain, including compromises of third-party vendors, software providers, cloud platforms, and other external partners whose environments we depend on. Even if we successfully defend our own digital infrastructure, weaknesses or breaches within these third-party environments could compromise our data, disrupt our operations, harm our individuals, have a material financial impact on the business, or create attack paths into our systems.
As the sophistication of such cyber threats continues to evolve, including through the use of AI, we will likely be required to dedicate further resources to continue to modify or enhance our security measures, or to investigate and remediate any discovered vulnerabilities to cyberattacks. In addition, laws and regulations governing, or proposed to govern, cybersecurity, data privacy and protection and the unauthorized disclosure of confidential or protected information, including legislation in domestic and international jurisdictions, pose increasingly complex compliance challenges and potentially elevate costs, and any actual or perceived failure to comply with these laws and regulations could result in significant penalties, fines, judgments, reputational harm and legal liability. Additionally, new regulations or legislation may affect our current uses of protected information and require us to modify how we collect, protect, process, or disclose such information.
We are incorporating AI technologies into our processes, and these technologies may present business, compliance, and reputational risks.

PART I
Item 1A. Risk Factors - Continued
Our business increasingly utilizes AI and machine learning to automate certain tasks and improve our internal processes. Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, reputational harm, liability or other adverse consequences to our business operations, all of which could adversely affect our business, financial condition, and results of operations.
The use of AI can lead to unintended consequences, including the unauthorized use or disclosure of confidential and proprietary information, or generating content that appears correct but is factually inaccurate, misleading, or otherwise flawed, which could expose us to risks related to inaccuracies or errors in the output of such technologies. Additionally, emerging forms of autonomous (or semi-autonomous) AI tools, such as AI agents capable of independently executing tasks, interacting with systems, or initiating actions, present additional risks such as unauthorized access, sensitive data leakage or unintended operational impacts. The use of unapproved AI tools within the organization further increases the risk of security incidents, compliance failures, and exposure of sensitive information. It is not possible to predict all of the risks related to the use of AI, machine learning, and automation, and developments in the regulatory frameworks governing the use of such technologies and in related stakeholder expectations may adversely affect our ability to develop and use such technologies or subject us to liability.
Murphy’s operations and earnings have been and will continue to be affected by domestic and worldwide political developments.
From time to time, some governments intervene in the market for crude oil and natural gas produced in their countries through such actions as setting prices, determining rates of production, and controlling who may buy and sell the production.
Murphy is exposed to regulation, legislation and policies enacted by policy makers, regulators or other parties to delay or deny necessary licenses and permits to produce or transport crude oil and natural gas. As an example, the Biden Administration pursued initiatives related to environmental, health and safety standards applicable to the oil and natural gas industry. These included an executive order in January 2021 that directed the Secretary of the Interior to halt indefinitely new oil and natural gas leases on federal lands and offshore waters pending a since-completed review by the Secretary of the Interior of federal oil and natural gas permitting and leasing practices; however, a June 2021 preliminary injunction in the U.S. District Court for the Western District of Louisiana barred the implementation of the pause in new federal oil and natural gas leases. This executive order also set forth other initiatives and goals, including procurement of carbon pollution-free electricity, elimination of fossil fuel subsidies, a carbon pollution-free power sector by 2035 and a net-zero emissions U.S. economy by 2050. Another executive order from January 2021 called for a climate change-focused review of regulations and other executive actions promulgated, issued or adopted during the prior presidential administration. In August 2022, the IRA of 2022 was passed by the U.S. Congress and included provisions which required the Department of Interior to hold previously announced offshore lease sales in the Gulf of America and Alaska within two years. However, on December 14, 2023, the Secretary of the Interior approved the 2024-2029 National Outer Continental Shelf Oil and Gas Leasing Program, which contemplates only three potential oil and natural gas lease sales in the Gulf of America through 2029. These Biden Administration policies have largely been overturned by President Trump’s 2025 executive orders promoting American energy dominance. The OBBBA replaced the Biden Administration’s five-year offshore leasing plan with at least 30 region-wide sales in the Gulf of America between December 2025 and March 15, 2040, reversed the increases to the Bureau of Land Management’s royalty rates, which were raised under the IRA, and increased U.S. lease sales both onshore and offshore. In May 2025, the Department of Interior announced an update to its policy to expedite oil and gas leasing on onshore public lands. These developments demonstrate the uncertainty that can arise from the U.S. Administration’s approach to oil and natural gas leasing and permitting.
In March 2024, the SEC adopted rules requiring disclosure of a wide range of climate change-related information, including, among other things, companies’ climate change risk management; short-, medium-, and long-term climate-related financial risks; and disclosure of Scope 1 and Scope 2 emissions. Similar laws and regulations regarding climate change-related disclosures have been proposed or enacted in other jurisdictions, including California and the European Union. The SEC’s climate disclosure rules have been stayed pending legal challenges and further action by the SEC, but implementation of the rules as finalized could be costly and time consuming.

PART I
Item 1A. Risk Factors - Continued
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
Prices and availability of crude oil, natural gas and refined products could be influenced by political factors and by various governmental policies to restrict or increase petroleum usage and supply. Other governmental actions that could affect Murphy’s operations and earnings include expropriation, tax law changes, royalty increases, redefinition of international boundaries, preferential and discriminatory awarding of oil and natural gas leases, restrictions on drilling and/or production, tariffs, restraints and controls on imports and exports, safety, and relationships between employers and employees. For example, in 2025, the Trump Administration announced additional tariffs on goods from all countries pursuant to the International Emergency Economic Powers Act. These tariffs were later found to have exceeded presidential authority and were invalidated by the courts. Following such ruling, President Trump implemented a 150-day “global tariff” of 10% effective February 24, 2026, using presidential powers under the Trade Act of 1974, and indicated a desire to increase such “global tariff” to 15% and to seek to extend such tariffs under other statutes. Such tariffs may put upwards pressure on the prices of goods and services across the jurisdictions in which we operate. In addition, the scope and durability of existing and future tariff measures remain uncertain. We cannot predict future changes to trade policy, including whether existing or future tariff policies will be maintained or modified or whether the entry into new trade agreements will occur, nor can we predict the effects that any such changes would have on our business. Changes in trade policy have resulted and could again result in reactions from trading partners, including adopting responsive trade policies making it more difficult or costly for us to conduct business across the jurisdictions in which we operate. These changes, and any resulting negative sentiments or retaliatory trade practices, could materially and adversely affect our business, financial condition, results of operations and liquidity. Governments could also initiate regulations concerning matters such as currency fluctuations, currency conversion, protection and remediation of the environment, and concerns over the possibility of global warming caused by the production and use of hydrocarbon energy. As of December 31, 2025, 1.8% of the Company’s proved reserves, as defined by the SEC, were located in countries other than the U.S. and Canada.
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

PART I
Item 1A. Risk Factors - Continued
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
The issue of climate change has caused considerable attention to be directed towards initiatives to reduce global GHG emissions. International agreements have resulted in commitments from many countries to reduce GHG emissions and have called for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs, in addition to calls for transitioning away from fossil fuels and a pledge to achieve near-zero methane emissions by a specified future date. In addition, future presidential administrations could issue various executive orders that may result in additional laws, rules and regulations in the area of climate change.
It is possible that international agreements, presidential executive orders, and other such initiatives, including foreign, federal, and state laws, rules, or regulations related to GHG emissions and climate change, may reduce the demand for crude oil and natural gas globally. In addition to regulatory risk, other market and social initiatives such as public and private efforts that aim to subsidize the development of non-fossil fuel energy sources, may reduce the competitiveness of carbon-based fuels, such as oil and natural gas. While the magnitude of any reduction in hydrocarbon demand is difficult to predict, such a development could adversely impact the Company and other companies engaged in the E&P business. With or without renewable-energy subsidies, the unknown pace and strength of technological advancement and adoption of non-fossil-fuel energy sources creates uncertainty about the timing and pace of effects on our business model. The Company continually monitors global climate change initiatives and plans accordingly based on its assessment of the effects of such initiatives on its business.
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

Item 1B. UNRESOLVED STAFF COMMENTS
The Company had no unresolved comments from the staff of the SEC as of December 31, 2025.

Item 1C. CYBERSECURITY
Murphy’s cybersecurity environment and risk strategy is broadly managed by the Company’s IT group, which oversees the Company’s IT and OT infrastructure. Within the IT group, the Murphy Cybersecurity Team (MCT) is specifically responsible for monitoring and managing security of the enterprise IT and OT network and systems, including developing and deploying administrative policies, technical controls, and safety protocols necessary to prevent unauthorized access, theft, damage, or loss of Company data or systems. All members of the MCT hold globally-recognized security certifications and have wide-ranging experience in cybersecurity matters. The Incident Management Team (IMT) is responsible for responding to active security threats and incidents as they occur. The Chief Information Officer (CIO) oversees the IT group and, either personally or through a designated representative, serves as a member of the IMT. The CIO reports directly to the Chief Technology Officer who briefs the executive leadership team, and the Audit Committee of the Board regarding cybersecurity risks, strategy, and management at least annually. The Audit Committee is ultimately responsible for overseeing cybersecurity strategy and ensuring that management has sufficient resources, programs, and processes in

PART I
Item 1C. Cybersecurity - Continued
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

PART I
Item 2. PROPERTIES
Descriptions of the Company’s oil and natural gas properties are included in “Item 1” of this Form 10-K report beginning on page 1. Information required by the Securities Exchange Act Industry Guide No. 2 can be found in the “Supplemental Oil and Natural Gas Information” section of this Annual Report on Form 10-K on pages 111 to 126 and in Note D beginning on page 79.

Item 3. LEGAL PROCEEDINGS
Discussion of the Company’s legal proceedings are included in Note Q beginning on page 101.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART I
Information about our Executive Officers
The present corporate office, length of service in office, and age at February 1, 2026, for each of the Company’s executive officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board.
Eric M. Hambly – Age 51; President and Chief Executive Officer since January 2025. Mr. Hambly served as President and Chief Operating Officer from February 2024 to December 2024. Mr. Hambly also served as Executive Vice President, Operations from 2020 to 2024 and Executive Vice President, Onshore from 2018 to 2020.
Thomas J. Mireles – Age 53; Executive Vice President & Chief Financial Officer since 2022. Mr. Mireles was Senior Vice President, Technical Services from 2018 to 2022. Mr. Mireles also served as the Senior Vice President, Eastern Hemisphere of Murphy Exploration & Production Company from 2016 to 2018.
E. Ted Botner – Age 61; Executive Vice President, General Counsel & Corporate Secretary since February 2024. Mr. Botner served as Senior Vice President, General Counsel & Corporate Secretary from 2020 to 2024. He also served as Vice President, Law & Corporate Secretary from 2015 to 2020.
Daniel R. Hanchera - Age 68; Senior Vice President, Business Development since 2022. Mr. Hanchera served as Senior Vice President, Business Development of Murphy Exploration & Production Company from 2014 to 2022.
Maria A. Martinez – Age 51; Senior Vice President, Human Resources, Administration and Communications since August 2025. Ms. Martinez was Vice President, Human Resources and Administration from 2018 to August 2025.
Atif Riaz - Age 38; Vice President, Investor Relations & Treasurer since November 2025. Mr. Riaz was Vice President & Treasurer from August 2025 to October 2025. He also served as Chief Information & Digital Officer from October 2021 to August 2025 and as General Manager, Process Transformation from 2019 to 2021.
Paul D. Vaughan – Age 59; Vice President & Controller since 2022. Mr. Vaughan was Vice President & Controller, U.S., Central and South America of Murphy Exploration & Production Company from 2017 to 2022.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange using “MUR” as the trading symbol. There were 1,808 stockholders of record as of January 31, 2026.
Information on dividends per share by quarter for 2025 and 2024 are reported on page 127 of this Form 10-K report. Dividends are authorized and determined by the Board at its sole discretion and depend upon a number of factors, including available liquidity, market conditions, applicable legal requirements and other factors.
Information concerning securities authorized for issuance under equity compensation plans will be disclosed in our definitive Proxy Statement for the Annual Meeting of Stockholders on May 13, 2026.
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
During the three months ended December 31, 2025, the Company did not repurchase any shares of its common stock. Since the inception of the share repurchase program through the end of the fourth quarter of 2025, the Company has repurchased 15.0 million shares of its common stock in open-market transactions. As of December 31, 2025, the Company had $550.1 million of its common stock remaining available to repurchase under the program.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Continued
SHAREHOLDER RETURN PERFORMANCE PRESENTATION
The following graph presents a comparison of cumulative five-year shareholder returns (including the reinvestment of dividends) as if a $100 investment was made on December 31, 2020 in the Company, the Standard & Poor’s 500 Stock Index (S&P 500 Index), the S&P Oil & Gas Exploration & Production Select Industry Index (XOP Index) and the Company’s peer group. XOP Index reports a comprehensive view of the oil and natural gas E&P segment of the S&P Total Market Index, which is more comparable for the Company than the S&P 500 Index. Our peer group for 2025 is presented in the table below. Chord Energy Corporation, Diamondback Energy, Inc., Expand Energy Corporation and Permian Resources Corporation were added to Murphy’s peer group in 2025. Marathon Oil Corporation and Southwestern Energy Company were removed from Murphy’s peer group in 2025. This performance information is “furnished” by the Company and is not considered as “filed” with this Form 10-K report and it is not incorporated into any document that incorporates this Form 10-K report by reference. The companies in the peer group include:

APA Corporation	Expand Energy Corporation	Permian Resources Corporation
Chord Energy Corporation	EOG Resources, Inc.	Range Resources Corporation
Civitas Resources, Inc.	Kosmos Energy Ltd.	SM Energy Company
Coterra Energy Inc.	Magnolia Oil & Gas Corporation	Talos Energy Inc.
Devon Energy Corporation	Matador Resources Company
Diamondback Energy, Inc.	Ovintiv Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$400
$300
$200
$100
$0
2020
2021
2022
2023
2024
2025
MUR
S&P 500 Index
2025 Peer Group
2024 Peer Group
XOP Index

	2020	2021	2022	2023	2024	2025
Murphy Oil Corporation	100	221	372	380	278	302
S&P 500 Index	100	129	105	133	166	196
2025 Peer Group	100	211	318	315	309	298
2024 Peer Group	100	206	314	297	281	265
XOP Index	100	187	297	297	281	283

PART II

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with the consolidated financial statements and accompanying notes to consolidated financial statements, which are included in Item 8 of this Annual Report on Form 10-K. This MD&A includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements” at the end of this section and “Risk Factors” under Item 1A. Discussion and analysis of 2023 results and year-over-year comparisons between 2024 and 2023 are not included in this Form 10-K and can be found in “Item 7” of the 2024 Annual Report on Form 10-K available via the SEC’s website at www.sec.gov and on our website at www.murphyoilcorp.com.
Murphy Oil Corporation is a worldwide oil and natural gas E&P company with both onshore and offshore operations and properties. The Company produces oil and natural gas primarily in the U.S. and Canada and explores for crude oil, natural gas and NGLs in targeted areas worldwide. A more detailed description of the Company’s significant assets can be found in “Item 1” of this Form 10-K report.
The analysis and discussion in this section includes amounts attributable to a noncontrolling interest (NCI) in MP GOM, unless otherwise noted.
Significant Company financial and operational highlights during 2025 were as follows:
•Generated net income of $138.8 million ($104.2 million excluding NCI) and net cash provided by operating activities of $1,247.8 million;
•Produced 189 thousand BOEPD (182 thousand BOEPD excluding NCI);
•Repurchased 3.6 million shares of common stock under the share repurchase program for $100.0 million ($100.8 million including excise taxes and fees) under the capital allocation plan1;
•Achieved 101% (103% excluding NCI) total proved reserve replacement with year-end proved reserves of 730.0 million MMBOE (715.0 MMBOE excluding NCI);
•Closed the strategic acquisition of the Pioneer floating production, storage and offloading vessel (FPSO) in the Gulf of America for a gross purchase price of $125.0 million; and
•Drilled oil discoveries at the Lac Da Hong-1X (Pink Camel), Block 15-1/05 and Hai Su Vang-1X (Golden Sea Lion), Block 15-2/17 exploration wells in Vietnam.
Subsequent to year end:
•Issued $500.0 million of 6.50% senior notes due in 2034 and used proceeds to redeem an aggregate $227.5 million of senior notes due in 2027 and 2028;
•Upsized senior unsecured revolving credit facility from $1.35 billion to $2.00 billion and extended maturity from 2029 to 2031;
•Drilled oil discoveries at Cello #1 (Mississippi Canyon 385) and Banjo #1 (Mississippi Canyon 385) exploration wells in the Gulf of America, and announced a dry hole at Civette-1X (Block CI-502) and Caracal-1X (Block CI-102) in Côte d’Ivoire; and
•Increased the quarterly cash dividend to $0.35 per share, which on an annualized basis would be $1.40 per share.

1 Details of the capital allocation plan can be found as part of the Company’s Form 8-K filed on August 4, 2022 and Form 8-K filed on August 8, 2024. The Company’s Board of Directors has authorized a share repurchase program whereby the Company can repurchase up to $1,100.0 million of the Company’s common stock.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Murphy’s continuing operations generate revenue by producing oil and natural gas in the U.S. and Canada and then selling these products to customers. The Company’s revenue is affected by the prices of oil and natural gas. In order to make a profit and generate cash in its E&P business, revenue generated from the sales of oil and natural gas produced must exceed the combined costs of producing these products and expenses related to exploration, administration and capital borrowing from lending institutions and note holders.
For the year ended December 31, 2025, the Company’s net income from continuing operations was $138.3 million, a decrease of $351.0 million compared to 2024. Lower net income from continuing operations was largely driven by lower revenues and other income ($309.7 million), higher depreciation, depletion and amortization expense (DD&A) ($112.0 million), higher other losses ($93.2 million), higher impairment expense ($52.1 million) and higher selling and general expenses ($27.2 million). These items were partially offset by lower lease operating expenses ($171.7 million), lower income tax expense ($33.7 million), and lower exploration expenses ($21.9 million).
Lower revenues from production were primarily driven by lower average oil prices and lower volumes in the Gulf of America due to downtime and the natural decline of new wells, and was partially offset by increased production in the Eagle Ford Shale due to new wells and improved performance, as well as higher realized natural gas prices in Canada, at the Tupper Montney. Higher DD&A was primarily due to increased production and higher rates in the Eagle Ford Shale, and higher rates in the Gulf of America, and was partially offset by lower production in the Gulf of America. Higher other losses were mainly due to unrealized losses on foreign exchange related to our Canada business and were partially offset by lower interest expenses due to no debt repayment fees in the current year. Impairment expense of $115.0 million in 2025 was related to the impairment of the Dalmatian property due to reserve reductions, as certain projects in the field were less competitive for capital allocation. Higher selling and general expenses were due to higher salary and compensation costs in 2025. Lower lease operating expenses were due to lower workovers in the current year, combined with lower operating costs related to the purchase of the Pioneer FPSO. Lower income tax expense was primarily attributable to lower taxable income and was partially offset by the non-recurrence of an income tax deduction that occurred in 2024 relating to prior years’ Australian exploration spend. Lower exploration expenses were due to lower dry hole costs in the current period, which related to the Civette-1X (Block CI-502) exploration well in Côte d’Ivoire, and was partially offset by higher exploration, geological, geophysical and other costs related to the Company’s U.S. Offshore and Côte d’Ivoire exploration programs.
For the year ended December 31, 2025, total hydrocarbon production was 188,682 BOEPD, an increase of 2% compared to 2024. The increase was principally due to higher production in the Eagle Ford Shale and Canada Onshore and was partially offset by lower production in the Gulf of America. Increased production in the Eagle Ford Shale was driven primarily by the performance of new wells online in the current year at Karnes and Catarina. Higher production in Canada Onshore related to better well performance at the Tupper Montney. Lower production in the Gulf of America related to planned and unplanned downtime and was partially offset by new wells online.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Results of Operations
Murphy’s Net income (loss) by type of business and geographic segment is presented below:

(Millions of dollars)	2025	2024	2023
Exploration and production
United States	$308.5	$561.9	$905.1
Canada	54.8	49.0	41.6
Other International	(66.6)	(12.5)	(65.5)
Total exploration and production	296.7	598.4	881.2
Corporate and other	(158.4)	(109.1)	(156.0)
Income from continuing operations	138.3	489.3	725.2
Income (loss) from discontinued operations [1]	0.5	(2.8)	(1.5)
Net income including noncontrolling interest	138.8	486.5	723.7
Net income attributable to noncontrolling interest	34.6	79.3	62.1
Net income attributable to Murphy	$104.2	$407.2	$661.6
1 The Company has presented its former U.K. and U.S. refining and marketing operations as discontinued operations in its consolidated financial statements.

E&P Continuing Operations: 2025 vs 2024
The following section of E&P continuing operations excludes the Corporate segment, unless otherwise noted.
Please also refer to “Schedule 6 – Results of Operations for Oil and Natural Gas Producing Activities” in the Supplemental Oil and Natural Gas Information section for additional supporting tables.
The following is a summarized statement of operations for E&P continuing operations.

(Millions of dollars)	2025	2024	2023
Revenues and other income
Revenue from production	$2,689.8	$3,014.9	$3,376.6
Sales of purchased natural gas	—	3.7	72.2
Gain on sale of assets and other operating income	17.6	6.0	8.0
Total revenues and other income	2,707.4	3,024.6	3,456.8
Costs and Expenses
Lease operating expenses	765.2	937.0	784.4
Severance and ad valorem taxes	39.2	39.2	42.8
Transportation, gathering and processing	199.7	210.8	233.0
Costs of purchased natural gas	—	3.1	51.7
Depreciation, depletion and amortization	969.4	856.9	850.5
Impairments of assets	115.0	62.9	—
Accretion of asset retirement obligations	57.6	52.4	46.0
Total exploration expenses, including undeveloped lease amortization	111.7	133.5	234.8
Selling and general expenses	46.2	23.8	37.7
Other	16.5	0.3	56.9
Results of operations before taxes	386.9	704.7	1,119.0
Income tax expense	90.2	106.3	237.8
Results of operations (excluding Corporate segment) [1]	$296.7	$598.4	$881.2
1 Includes results attributable to the noncontrolling interest in MP GOM.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Pricing
The following table contains the weighted average sales prices for the three years ended December 31, 2025:

	2025	2024	2023
Crude oil and condensate – dollars per barrel
United States - Onshore	$64.59	$75.77	$76.96
United States - Offshore [1]	65.69	76.36	77.38
Canada - Onshore [2]	57.16	67.49	72.84
Canada - Offshore [2]	68.77	82.22	84.20
Other [2]	69.26	77.59	86.60
Natural gas liquids – dollars per barrel
United States - Onshore	19.38	20.20	19.69
United States - Offshore [1]	20.40	23.37	21.94
Canada - Onshore [2]	29.60	34.14	35.87
Natural gas – dollars per thousand cubic feet
United States - Onshore	2.91	1.90	2.26
United States - Offshore [1]	3.75	2.40	2.78
Canada - Onshore [2]	1.79	1.59	2.06
1  Prices include the effect of the noncontrolling interest in MP GOM.
2 U.S. dollar equivalent.

The following table contains benchmark prices relevant to the Company for the three years ended December 31, 2025:

(Average price for the period)	2025	2024	2023
Oil and NGLs
WTI ($/BBL)	$64.81	$75.72	$77.62
Natural gas
Henry Hub ($/MMBTU)	3.54	2.24	2.53
AECO (C$/MCF)	1.68	1.46	2.64

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Production Volumes
The following table contains hydrocarbons produced during the three years ended December 31, 2025. For further discussion on volumes, please see “Revenues from Production” section on page 38.

(Barrels per day unless otherwise noted)	2025	2024	2023
Net crude oil and condensate
United States - Onshore	26,186	21,151	24,070
United States - Offshore [1]	56,797	63,047	73,473
Canada - Onshore	2,958	2,868	2,937
Canada - Offshore	6,981	7,251	3,020
Other	275	219	250
Total net crude oil and condensate	93,197	94,536	103,750
Net natural gas liquids
United States - Onshore	5,870	4,442	4,617
United States - Offshore [1]	4,436	4,544	5,924
Canada - Onshore	521	597	681
Total net natural gas liquids	10,827	9,583	11,222
Net natural gas – thousands of cubic feet per day
United States - Onshore	33,415	25,028	25,863
United States - Offshore [1]	51,793	57,228	70,239
Canada - Onshore	422,742	398,786	369,906
Total net natural gas	507,950	481,042	466,008
Total net hydrocarbons - including noncontrolling interest [2]	188,682	184,293	192,640
Noncontrolling interest
Net crude oil and condensate – barrels per day	(5,876)	(6,358)	(6,210)
Net natural gas liquids – barrels per day	(217)	(199)	(220)
Net natural gas – thousands of cubic feet per day	(1,767)	(1,942)	(2,089)
Total noncontrolling interest [2]	(6,388)	(6,881)	(6,778)
Total net hydrocarbons - excluding noncontrolling interest [2]	182,294	177,412	185,862
Estimated total proved net hydrocarbon reserves - million equivalent barrels [3]	730.0	729.0	739.5
1 Includes net volumes attributable to the noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1.
3 Proved reserves at December 31, 2025, 2024 and 2023, include 15.0 MMBOE, 15.9 MMBOE and 15.5 MMBOE, respectively, attributable to NCI.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Sales Volumes
The following table contains hydrocarbons sold during the three years ended December 31, 2025. For further discussion on volumes, please see “Revenues from Production” section on page 38.

(Barrels per day unless otherwise noted)	2025	2024	2023
Net crude oil and condensate
United States - Onshore	26,186	21,151	24,070
United States - Offshore [1]	56,532	63,612	73,373
Canada - Onshore	2,958	2,868	2,937
Canada - Offshore	7,451	6,445	2,559
Other	226	230	349
Total net crude oil and condensate	93,353	94,306	103,288
Net natural gas liquids
United States - Onshore	5,870	4,443	4,617
United States - Offshore [1]	4,436	4,543	5,924
Canada - Onshore	521	597	681
Total net natural gas liquids	10,827	9,583	11,222
Net natural gas – thousands of cubic feet per day
United States - Onshore	33,415	25,028	25,863
United States - Offshore [1]	51,793	57,228	70,239
Canada - Onshore	422,742	398,786	369,906
Total net natural gas	507,950	481,042	466,008
Total net hydrocarbons - including noncontrolling interest [2]	188,838	184,063	192,178
Noncontrolling interest
Net crude oil and condensate – barrels per day	(5,837)	(6,438)	(6,200)
Net natural gas liquids – barrels per day	(217)	(198)	(220)
Net natural gas – thousands of cubic feet per day	(1,767)	(1,942)	(2,089)
Total noncontrolling interest [2]	(6,349)	(6,960)	(6,768)
Total net hydrocarbons - excluding noncontrolling interest [2]	182,489	177,103	185,410
1 Includes net volumes attributable to the noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues from Production
The Company’s production revenues by country and product were as follows.

(Millions of dollars)	2025	2024	2023
Revenues from production
United States - Oil	$1,972.9	$2,364.3	$2,748.5
United States - Natural gas liquids	74.5	71.7	80.6
United States - Natural gas	106.5	67.8	92.7
Canada - Oil	248.8	264.8	156.7
Canada - Natural gas liquids	5.6	7.4	8.9
Canada - Natural Gas	275.8	232.3	278.2
Other - Oil	5.7	6.6	11.0
Total revenues from production	$2,689.8	$3,014.9	$3,376.6
Revenues from production in 2025 decreased by $325.1 million compared to 2024. Lower revenues were primarily driven by lower crude oil prices, as well as decreased production in the Gulf of America due to well issues at Samurai, natural decline, and downtime for maintenance at Khaleesi. These decreases were partially offset by wells online at Mormont and Neidermeyer in the Gulf of America, improved performance, new wells, and the acquisition of additional working interests in the Eagle Ford Shale, and new wells and improved performance in the Tupper Montney. Higher realized gas pricing in the period was also an offset to the decrease in revenue.
Gain on Sale of Assets and Other Operating Income
Other income was $17.6 million in 2025, an increase of $11.6 million compared to 2024. Higher other income was primarily the result of a gain recognized on contingent consideration related to the 2022 sale of working interests in Block CA-2 in Brunei.
Lease Operating and Transportation, Gathering and Processing Expenses
The Company’s total lease operating expenses and transportation, gathering and processing expenses by geographic area were as follows.

	(Millions of dollars)			(Dollars per equivalent barrel)
	2025	2024	2023	2025	2024	2023
Lease operating expenses
United States – Onshore	$125.5	$141.9	$150.3	$9.15	$13.02	$12.48
United States – Offshore	451.6	608.0	480.4	17.78	21.38	14.46
Canada – Onshore	128.2	132.6	140.3	4.75	5.18	5.89
Canada – Offshore	57.4	52.9	11.5	21.12	22.43	12.30
Other	2.5	1.6	1.9	29.74	18.52	14.94
Total lease operating expenses	$765.2	$937.0	$784.4	$11.10	$13.91	$11.18

Transportation, gathering and processing
United States – Onshore	$11.0	$9.6	$12.7	$0.81	$0.88	$1.05
United States – Offshore	96.0	121.3	144.3	3.78	4.27	4.34
Canada – Onshore	87.0	75.5	72.2	3.22	2.95	3.03
Canada – Offshore	5.7	4.4	3.8	2.08	1.85	4.12
Total transportation, gathering and processing	$199.7	$210.8	$233.0	$2.90	$3.13	$3.32
Lease operating expenses and transportation, gathering and processing expenses in 2025 decreased by $171.8 million and $11.1 million, respectively, compared to 2024. Lower lease operating expenses were primarily due to lower workover costs in the Gulf of America, lower operating costs as a result of the acquisition of the Pioneer

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

FPSO and lower production handling fees. In the Eagle Ford Shale, lower operating costs resulted from cost-savings initiatives, including workforce reductions at the end of 2024, lower repairs and maintenance, and equipment optimizations, and were partially offset by higher volume related costs.
Depreciation, Depletion and Amortization Expense
The Company’s DD&A expense by geographic area was as follows.

	(Millions of dollars)			(Dollars per equivalent barrel)
	2025	2024	2023	2025	2024	2023
Depreciation, depletion and amortization expense
United States – Onshore	$412.3	$319.9	$316.7	$30.02	$29.36	$26.29
United States – Offshore	409.8	389.3	389.3	16.13	13.69	11.72
Canada – Onshore	118.1	123.5	133.4	4.38	4.82	5.60
Canada – Offshore	26.7	22.5	8.8	9.81	9.55	9.47
Other	2.5	1.7	2.3	30.23	20.13	18.05
Total depreciation, depletion and amortization expense	$969.4	$856.9	$850.5	$14.06	$12.72	$12.12
DD&A in 2025 increased by $112.5 million compared to 2024. The increase was primarily due to higher sales volumes and higher rates in the Eagle Ford Shale, higher rates in the Gulf of America, and was partially offset by lower production in the Gulf of America.
Impairment of Assets
In the third quarter of 2025, the Company recorded impairment costs in the Gulf of America totaling $115.0 million ($92.0 million excluding NCI), related to the partial write-down of the Dalmatian field due to reserve reductions, as certain projects in the field were less competitive for capital allocation.
In 2024, the Company recorded impairment costs for two assets in the Gulf of America, totaling $62.9 million. In the first quarter, the Company recognized an impairment expense of $34.5 million for the Calliope field. In the fourth quarter, an impairment expense of $28.4 million was recorded for the Nearly Headless Nick field. Both fields were impaired as a result of operational issues that led to reserve reductions.
Exploration Expenses
The Company’s exploration expenses were as follows.

(Millions of dollars)	2025	2024	2023
Exploration expenses
Dry holes and previously suspended exploration costs	$30.1	$73.2	$169.8
Geological and geophysical	36.0	27.2	26.1
Other exploration	33.9	23.5	28.0
Undeveloped lease amortization	11.7	9.6	10.9
Total exploration expenses	$111.7	$133.5	$234.8
Exploration expenses in 2025 decreased by $21.8 million compared to 2024. In 2025, dry holes were related to the operated Civette-1X (Block CI-502) exploration well in Côte d’Ivoire. In 2024, dry holes and previously suspended exploration costs primarily related to the Sebastian #1 (Mississippi Canyon 387) exploration well, the non-operated Orange #1 (Mississippi Canyon 216) exploration well, and the previously suspended exploration well at Hoffe Park #1 (Mississippi Canyon 166) in the Gulf of America. The decrease due to lower dry hole costs was partially offset by increases to geological, geophysical and other exploration costs, related to the Company’s Gulf of America and Côte d'Ivoire exploration programs.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Selling and General Expenses
Selling and general expenses were $46.2 million in 2025, an increase of $22.4 million compared to 2024. Selling and general expenses were higher due to higher salary and long-term incentive compensation costs primarily related to a higher average share price throughout 2025.
Other Expenses
Total other losses were $16.5 million in 2025, an increase of $16.2 million compared to 2024. The increase was primarily due to no repeat of interest income on outstanding joint interest receivables that was received in 2024.
Income Taxes
Income taxes were $90.2 million in 2025, a decrease of $16.1 million compared to 2024. Lower income taxes were primarily the result of lower pretax income. This was partially offset by the non-recurrence of an income tax deduction that occurred in 2024 relating to prior years’ Australian exploration spend.

Corporate: 2025 vs 2024
Corporate activities include interest expense and income, foreign exchange effects, realized and unrealized gains/losses on derivative instruments (forward swaps to hedge the price of natural gas sold) and corporate overhead not allocated to E&P. Realized and unrealized losses on derivative instruments result from increases in market natural gas prices relating to future periods whereby the swap contracts provided the Company with a fixed price.
Corporate activities reported a loss of $158.4 million in 2025, an unfavorable variance of $49.3 million compared to 2024. The unfavorable variance was primarily due to a foreign exchange loss of $29.4 million in 2025 compared to a foreign exchange gain of $45.4 million in 2024, as a result of unrealized exchange rate changes relating to our Canadian subsidiary. This increase was partially offset by lower interest charges in 2025 due to no debt repayment fees in the current year, and a higher income tax benefit attributable to our Canadian segment as a result of larger current-period losses before income taxes, primarily as a result of foreign exchange.

Financial Condition
The Company’s primary sources of liquidity are cash on hand, net cash provided by continuing operations activities and available borrowing capacity under its Amended RCF, as described below. The Company’s liquidity requirements, both in the short-term (2026) and long-term (beyond 2026), consist primarily of capital expenditures, debt maturity, retirement and interest payments, working capital requirements, dividend payments, and, as applicable, share repurchases. The Company may, from time to time, redeem, repurchase or otherwise acquire its outstanding notes through open market purchases, tender offers or pursuant to the terms of such securities. The Company believes that the primary sources of liquidity described above will be adequate to fund its liquidity needs over the next 12 months.
Cash Flows
The following table presents the Company’s cash flows for the periods presented.

(Millions of dollars)	2025	2024	2023
Net cash provided by (required by):
Net cash provided by continuing operations activities	$1,247.8	$1,729.0	$1,748.8
Net cash required by investing activities	(1,028.9)	(908.2)	(998.7)
Net cash required by financing activities	(264.1)	(716.5)	(923.7)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	2.2	(1.2)
Net (decrease) increase in cash and cash equivalents	$(46.4)	$106.5	$(174.8)

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Cash Provided by Continuing Operations Activities
Net cash provided by continuing operations activities in 2025 was $481.2 million lower compared to 2024. The decrease was primarily attributable to lower revenue from production ($325.1 million), timing of non-cash working capital ($148.9 million) settlements, changes in other operating activities, net ($68.4 million), primarily due to decreased expenditures for asset retirements, and higher other expenses ($93.2 million), primarily due to Canadian foreign exchange losses, partially offset by lower lease operating expenses ($171.7 million) and lower exploration expenses $21.9 million.
The total reductions of operating cash flows for interest paid (which excludes “Early redemption of debt cost” reported in “Financing Activities”) during the two years ended December 31, 2025, and 2024 were $88.1 million and $78.8 million, respectively. Cash interest paid in 2025 was primarily due to interest payments on outstanding debt. In 2025, cash interest paid was higher than 2024, primarily due to amounts drawn on the RCF. In 2024, cash interest paid was primarily due to interest payments on outstanding debt and accelerated interest payments due to the early redemption, in part, of the 5.875% senior notes due 2027 (2027 Notes), the 6.375% senior notes due 2028 (2028 Notes), and the 7.05% senior notes due 2029 (2029 Notes) for an aggregate redemption amount of $650.1 million.
Cash Required by Investing Activities
Net cash required by investing activities in 2025 was $120.8 million higher compared to 2024. The increase was primarily due to higher property additions ($120.5 million) and higher acquisition capital ($21.0 million), partially offset by proceeds from realization of contingent consideration receivable from the 2022 sale of Brunei assets.
A reconciliation of “Property additions and dry hole costs” in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

	Year Ended December 31,
(Millions of dollars)	2025	2024	2023
Property additions and dry hole costs per cash flow statements	$1,020.6	$900.1	$1,066.0
Geophysical and other exploration expenses	65.6	44.8	46.0
Acquisition of oil and natural gas properties per the cash flow statements	29.0	8.1	35.6
Capital expenditure accrual changes and other	102.8	11.8	(9.5)
Total capital expenditures	$1,218.0	$964.8	$1,138.1
Total capital expenditures categorized by E&P and corporate activities are presented below.

	Year Ended December 31,
(Millions of dollars)	2025	2024	2023
Capital Expenditures
Exploration and production	$1,196.8	$935.7	$1,114.0
Corporate	21.2	29.1	24.1
Total capital expenditures	1,218.0	964.8	1,138.1
Less: acquisition of oil and natural gas properties	29.0	8.1	35.6
Total capital expenditures excluding acquisition of oil and natural gas properties	1,189.0	956.7	1,102.5
Total capital expenditures excluding acquisition of oil and natural gas properties and noncontrolling interest	$1,157.0	$944.7	$1,032.3
Higher capital expenditures in 2025 compared to 2024 were primarily attributable to the Pioneer FPSO purchase in the Gulf of America, exploratory and development drilling in Vietnam, which included progressing the LDV-A platform jacket installation and pipe-laying campaign, and exploratory drilling in Côte d’Ivoire.
Capital expenditures of $1,218.0 million in 2025 were primarily related to development drilling ($551.4 million), field development ($400.2 million) and exploration ($221.7 million) activities. Development activities were mainly in the Gulf of America ($330.8 million), primarily related to the Cascade and Chinook, Mormont,

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Zephyrus, and Other Offshore fields, the Eagle Ford Shale ($365.4 million), the Tupper Montney and the Kaybob Duvernay ($133.9 million), and Vietnam ($98.5 million).
Exploration costs in 2025 were $221.7 million, primarily attributable to activities in Vietnam for the Lac Da Hong-1X (Pink Camel), Block 15-1/05, and Hai Su Vang-1X and Hai Su Vang-2X (Golden Sea Lion), Block 15-2/17 exploration wells, activities in the Gulf of America related to the Cello #1 (Mississippi Canyon 385) and Banjo #1 (Mississippi Canyon 385) exploration wells, and activities in Côte d’Ivoire related to the Bubale-1X (Block CI-709), Civette-1X (Block CI-502), and Caracal-1X (Block CI-102) exploration wells.
Cash Required by Financing Activities
Net cash required by financing activities in 2025 decreased by $452.4 million compared to 2024. In 2025, cash used in financing activities was principally for year-to-date cash dividends to shareholders of $1.30 per share ($186.2 million), the repurchase of common shares ($102.6 million), excluding excise tax, distributions to the noncontrolling interest in MP GOM ($63.8 million), and partially offset by net borrowings on the RCF ($100.0 million).
Liquidity
At December 31, 2025, the Company had approximately $1.6 billion of liquidity consisting of $377.2 million in cash and cash equivalents and $1,249.6 million available on its previous RCF with a major banking consortium.
The Company’s previous $1.35 billion RCF was set to expire in October 2029, and as of December 31, 2025, the Company had $100.0 million outstanding borrowings under the RCF and $0.4 million of outstanding letters of credit, which reduce the borrowing capacity of the RCF. Borrowings under the RCF were subject to certain interest rates. Please refer to Note F for further details. At December 31, 2025, the interest rate in effect on borrowings under the facility was 6.04%. At December 31, 2025, the Company was in compliance with all covenants related to the RCF. Subsequent to year end, in January, 2026, the Company entered into an Amended RCF, a credit agreement governing a $2.0 billion senior unsecured guaranteed revolving credit facility, with a maturity date in January 2031, which increased and extended the previous RCF.
Cash and invested cash are maintained in several operating locations outside the U.S. As of December 31, 2025, cash and cash equivalents held outside the U.S. included U.S. dollar equivalents of approximately $152.5 million (2024: $95.2 million), the majority of which was held in Canada ($76.5 million), Brunei ($23.7 million), Côte d’Ivoire ($21.6 million), and Vietnam ($8.5 million). In addition, approximately $7.8 million and $7.0 million of cash was held in Mexico and the U.K., respectively. In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods. Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S. See Note H for further information regarding potential tax expense that could be incurred upon distribution of foreign earnings back to the U.S.
Working Capital

(Millions of dollars)	2025	2024
Working capital
Total current assets	$816.7	$785.3
Total current liabilities	1,062.7	942.8
Net working capital liability	$(246.0)	$(157.5)
As of December 31, 2025, net working capital had an unfavorable decrease of $88.5 million compared to December 31, 2024. The decrease was primarily attributable to higher accounts payable ($100.0 million), higher operating lease liabilities ($25.6 million), and a lower cash balance ($46.4 million), partially offset by higher accounts receivable ($74.2 million). Higher accounts payable were primarily due to the timing of payments for certain drilling activities and ongoing workover projects. Higher operating lease liabilities were primarily due to the addition of a new drilling rig and support vessels in Vietnam, partially offset by the purchase of the Pioneer FPSO and normal amortization of leases. Higher accounts receivable were due primarily to timing of partner billing and related cash calls, partially offset by lower pricing.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Capital Employed
A summary of capital employed as of December 31, 2025 and 2024 follows.

	December 31, 2025		December 31, 2024
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$1,382.6	21.3%	$1,274.5	19.7%
Murphy shareholders' equity	5,118.4	78.7%	5,194.3	80.3%
Total capital employed	$6,501.0	100.0%	$6,468.8	100.0%
As of December 31, 2025, long-term debt increased by $108.1 million compared to December 31, 2024, primarily as a result of amounts drawn on the RCF. As of December 31, 2025, the fixed-rate notes had a weighted average maturity of 8.3 years and a weighted average coupon of 6.1%. Refer to Note F for additional details.
Murphy’s shareholders’ equity decreased by $75.9 million in 2025 primarily due to dividends ($186.2 million) and shares repurchased ($100.8 million), including excise tax, partially offset by foreign currency translation ($74.0 million), net income ($104.2 million), and awarded restricted stock ($22.4 million). A summary of transactions in stockholders’ equity accounts is presented in the “Consolidated Statements of Stockholders’ Equity" on page 72 of this Form 10-K report.
Other Balance Sheet Activity - Long-Term Assets and Liabilities
Other significant changes in Murphy’s balance sheet at the end of 2025, compared to 2024 are discussed below.
Property, plant and equipment, net of depreciation, increased $81.7 million principally due to capital expenditures in the year, partially offset by DD&A expense ($977.8 million) and foreign exchange rates applicable for the Canadian assets. Capital expenditures are discussed above in the “Cash Required by Investing Activities” section.
Murphy had commitments for capital expenditures of approximately $551.2 million at December 31, 2025 (2024: $417.0 million). This amount primarily related to approved expenditures of $127.5 million in Vietnam for the Lac Da Vang (Golden Camel) field development project, $45.0 million for exploration activities in Côte d’Ivoire, $82.6 million in the Eagle Ford Shale, $245.3 million relating to Gulf of America interests, primarily related to Cascade and Chinook operated field and exploration activities, as well as $49.8 million relating to interests in Canada Onshore, primarily at the Kaybob Duvernay.
Operating lease assets increased $27.9 million principally due to lease additions in Vietnam, partially offset by the depreciation of these assets.
Deferred income tax liabilities increased $42.5 million due to utilization of our net operating loss, partially offset by other capital-related tax effects.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Key Performance Metrics
The Company uses other operational performance and income metrics to review operational performance. Management uses adjusted net income, earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted EBITDA, earnings before interest, taxes, depreciation and amortization, and exploration expenses (EBITDAX) and adjusted EBITDAX internally to evaluate the Company’s operational performance and trends between periods and relative to its industry competitors. Adjusted net income, adjusted EBITDA and adjusted EBITDAX exclude certain items that management believes affect the comparability of results between periods. Management believes this information may be useful to investors and analysts to gain a better understanding of the Company’s financial results. Adjusted net income, EBITDA, adjusted EBITDA, EBITDAX and adjusted EBITDAX are non-GAAP financial measures and should not be considered a substitute for net income or cash provided by operating activities as determined in accordance with GAAP.
The following table reconciles net income attributable to Murphy to adjusted net income from continuing operations attributable to Murphy.

	Year Ended December 31,
(Millions of dollars, except per share amounts)	2025	2024	2023
Net income attributable to Murphy (GAAP) [1]	$104.2	$407.2	$661.6
Discontinued operations (income) loss	(0.5)	2.8	1.5
Net income from continuing operations	103.7	410.0	663.1
Adjustments:
Impairment of assets [1]	92.0	62.9	—
Foreign exchange (gain) loss	29.4	(45.4)	10.9
Unrealized (gain) loss on derivative instruments	(1.7)	1.7	—
Write-off of previously suspended exploration well	—	26.1	17.1
Unrealized loss on contingent consideration	—	—	7.1
Asset retirement obligation losses	—	—	16.9
Refinancing and early redemption of debt costs (non-cash)	—	3.7	—
Total adjustments, before taxes	119.7	49.0	52.0
Income tax (benefit) expense related to adjustments	(26.4)	(8.3)	(6.4)
Tax benefits on investments in foreign areas	—	(34.0)	—
Total adjustments, after taxes	93.3	6.7	45.6
Adjusted net income from continuing operations attributable to Murphy (Non-GAAP)	$197.0	$416.7	$708.7
Net income from continuing operations per average diluted share	$0.72	$2.72	$4.23
Adjusted net income from continuing operations per average diluted share (Non-GAAP)	$1.37	$2.76	$4.52
1  Excludes amounts attributable to the noncontrolling interest in MP GOM.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following table reconciles net income attributable to Murphy to EBITDA, adjusted EBITDA, EBITDAX and adjusted EBITDAX attributable to Murphy.

	Year Ended December 31,
(Millions of dollars)	2025	2024	2023
Net income attributable to Murphy (GAAP) [1]	$104.2	$407.2	$661.6
Income tax expense	44.6	78.3	195.9
Interest expense, net	96.1	105.9	112.4
Depreciation, depletion and amortization expense ¹	946.8	833.1	836.7
EBITDA attributable to Murphy (Non-GAAP)	$1,191.7	$1,424.5	$1,806.6
Exploration expenses [1]	111.6	133.5	204.6
EBITDAX attributable to Murphy (Non-GAAP)	$1,303.3	$1,558.0	$2,011.2

EBITDA attributable to Murphy (Non-GAAP)	$1,191.7	$1,424.5	$1,806.6
Impairment of asset [1]	92.0	62.9	—
Foreign exchange (gain) loss	29.4	(45.4)	10.8
Accretion of asset retirement obligations ¹	51.5	46.9	41.0
Unrealized (gain) loss on derivative instruments	(1.7)	1.7	—
Write-off of previously suspended exploration well	—	26.1	17.1
Asset retirement obligation losses	—	—	16.9
Unrealized loss on contingent consideration	—	—	7.1
Discontinued operations (income) loss	(0.5)	2.8	1.5
Adjusted EBITDA attributable to Murphy (Non-GAAP)	$1,362.4	$1,519.5	$1,901.0
Other exploration expenses [2]	111.6	107.4	187.5
Adjusted EBITDAX attributable to Murphy (Non-GAAP)	$1,474.0	$1,626.9	$2,088.5
1  Excludes amounts attributable to the noncontrolling interest in MP GOM.
2 Other exploration expenses consist of exploration expenses as reported in the Consolidated Statements of Operations excluding amounts relating to the write-off of previously suspended exploration well included in Adjusted EBITDA calculation above.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Management uses FCF and adjusted FCF internally as additional measures of liquidity to evaluate the Company’s ability to internally generate cash, excluding the timing impacts of working capital, and to measure funds available for investing and financing activities. Management also believes this information may be useful to investors and analysts to monitor the Company’s financial health and its performance over time. FCF and adjusted FCF are non-GAAP financial measures and should not be considered a substitute for net cash provided by operating, investing, or financing activities as determined in accordance with GAAP.
The following table reconciles net cash provided by continuing operations activities to FCF and adjusted FCF.

	Year Ended December 31,
(Millions of dollars)	2025	2024	2023
Net cash provided by continuing operations activities (GAAP)	$1,247.8	$1,729.0	$1,748.8
Exclude: (decrease) increase in non-cash working capital	74.1	(74.9)	99.4
Operating cash flow excluding working capital adjustments	1,321.9	1,654.1	1,848.2
Less: property additions and dry hole costs [1]	(1,020.6)	(900.1)	(1,066.0)
Free cash flow (Non-GAAP)	$301.3	$754.0	$782.2
Less: cash dividends paid	(186.2)	(180.0)	(171.0)
Less: distributions to noncontrolling interest	(63.8)	(118.6)	(29.4)
Less: debt costs	(0.4)	(40.6)	—
Less: contingent consideration payment	—	—	(60.2)
Less: withholding tax on stock-based incentive awards	(9.8)	(25.3)	(14.3)
Less: acquisition of oil and natural gas properties	(29.0)	(8.0)	(35.6)
Adjusted free cash flow (Non-GAAP)	$12.1	$381.5	$471.7
1 Property additions for the year ended December 31, 2025 include a payment of $125.0 million for the Pioneer FPSO in the U.S. Offshore, including amounts attributable to the noncontrolling interest in MP GOM.

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
Climate Change and Emissions
The world’s population and standard of living are growing steadily along with the demand for energy. Murphy recognizes that this may generate increasing amounts of GHG, which could raise important climate change concerns. Murphy works to assess the Company’s governance, strategy, risk identification, and management and measurement of climate risks and opportunities in order to remain in alignment with the TCFD framework. While oversight of the TCFD framework has undergone changes, including relating to the role of the International Financial Reporting Standards Foundation in overseeing the framework, the TCFD framework continues to inform climate-related reporting practices. Murphy’s disclosures related to its alignment with the TCFD framework are included in the Company’s 2025 Sustainability Report issued on August 6, 2025, which is not incorporated by reference hereto.

Other Matters
Impact of inflation – In 2025, inflation in the U.S. and in other countries where the Company operates began to moderate relative to the sustained higher inflation seen since 2021. However, U.S. and global trade policy is continually developing, and it is unclear whether this trend will continue or reverse as we enter 2026 and beyond. The Company’s revenues, capital and operating costs are influenced to a larger extent by specific price changes in the oil and natural gas industry and allied industries rather than by changes in general inflation. Crude oil prices generally reflect the balance between supply and demand, with crude oil prices being particularly sensitive to OPEC+ members’ production levels and/or attitudes of traders concerning supply and demand in the future. Costs for oil field goods and services are usually affected by the worldwide prices for crude oil.
To combat impacts of inflation and/or supply and demand factors, Murphy has dedicated personnel in marketing and procurement departments, focused on managing supply chain and input costs. Murphy also has certain transportation, processing and production handling services costs fixed through long-term contracts and

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

commitments and therefore is partially protected from potential increases in the price of services. However, from time to time, Murphy will seek to enter new commitments, exercise options to extend contracts and retender contracts for rigs and other industry services which could expose Murphy to the impact of higher costs. Murphy continues to strive toward safely executing our work in an ever-increasingly efficient manner to mitigate potential inflationary pressures in its business.
Natural gas prices are also affected by supply and demand factors, which are often influenced by the weather and by the fact that delivery of natural gas can be restricted to specific geographic areas. Natural gas prices can also be impacted by the demand for lower-carbon energy sources.
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
Estimated reserves are subject to future revision, certain of which could be substantial, based on the availability of additional information, including reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Reserves revisions inherently lead to adjustments of the Company’s depreciation rates and the timing of settlement of asset retirement obligation (ARO) liabilities. Downward reserves revisions can also lead to significant impairment expense. The Company cannot predict the type of oil and natural gas reserves revisions that will be required in future periods.
The Company’s proved reserves of oil and natural gas are presented on pages 111 to 120 of this Form 10-K report. Murphy’s estimations for proved reserves were generated through the integration of available geoscience, engineering, and economic data (including hydrocarbon prices, operating costs, and development costs), and commercially available technologies, to establish “reasonable certainty” of economic producibility. As defined by the SEC, reasonable certainty of proved reserves describes a high degree of confidence that the quantities will be recovered. In estimating proved reserves, Murphy uses familiar industry-accepted methods for subsurface evaluations, including performance, volumetric, and analog-based studies.
Where appropriate, Murphy includes reliable geologic and engineering technology to estimate proved reserves. Reliable geologic and engineering technology is a method or combination of methods that are field-tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. This integrated approach increases the quality of

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

and confidence in Murphy’s proved reserves estimates. It was utilized in certain undrilled acreage at distances greater than the directly offsetting development spacing areas. Murphy utilized a combination of 3D seismic interpretation, core analysis, wellbore log measurements, well test data, historic production and pressure data, and commercially available seismic processing and numerical reservoir simulation programs. Reservoir parameters from analogous reservoirs were used to strengthen the reserves estimates when available.
See further discussion of proved reserves and changes in proved reserves during the three years ended December 31, 2025 beginning on pages 4 and 111 of this Form 10-K report.
Property, Plant and Equipment - impairment of long-lived assets – The Company continually monitors its long-lived assets recorded in “Property, plant and equipment” in the Consolidated Balance Sheets to ensure that they are fairly presented. The Company must evaluate its property, plant and equipment for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable from undiscounted future net cash flows.
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
In 2025, the Company recognized a pretax non-cash impairment charge of $115.0 million ($92.0 million excluding NCI) to reduce the carrying value at the Dalmatian field, in the Gulf of America, as certain projects in the field were less competitive for capital allocation.
In 2024, the Company recognized pretax non-cash impairment charges of $62.9 million to reduce the carrying values at select properties. The Company recognized impairments of $34.5 million, related to the Calliope field, and $28.4 million, related to the Nearly Headless Nick field, both in the Gulf of America. Both impairment charges were due to subsurface issues that led to reserve reductions.
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
As of December 31, 2025 the Company had a U.S. deferred tax asset associated with net operating losses of $225.0 million. In reviewing the likelihood of realizing this asset, the Company considered the reversal of taxable temporary differences, carryforward periods and future taxable income estimates based on projected financial information which, based on currently available evidence, we believe to be reasonably likely to occur. Certain estimates and assumptions are used in the estimation of future taxable income, including (but not limited to) (a) future commodity prices for oil and natural gas, (b) estimated reserves for oil and natural gas, (c) expected timing of production, (d) estimated lease operating costs and (e) future capital requirements. In the future, the underlying actual assumptions utilized in estimating future taxable income could be different and result in different conclusions about the likelihood of the future utilization of our net operating loss carryforwards.
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
Based on bond yields as of December 31, 2025, the Company has used a weighted average discount rate of 5.40% at year end 2025 for the primary U.S. plans. This weighted average discount rate is 0.2% lower than prior year, which increased the Company’s recorded liabilities for retirement plans compared to a year ago. The Company assumed a return on plan assets of 7.70% for the primary U.S. plan and periodically reconsiders the appropriateness of this and other key assumptions. The Company’s retirement and postretirement plan (health care and life insurance benefit plans) expenses in 2026 are expected to be $0.4 million lower than in 2025 primarily due to higher actual return on plan assets, partially offset by an increase in the benefit obligations at December 31, 2025 compared to the prior year.
In 2025, the Company paid $25.1 million into various retirement plans and $12.9 million into postretirement plans. In 2026, the Company is expecting to fund payments of approximately $24.5 million into various retirement plans and $4.7 million for postretirement plans. The Company could be required to make additional and more significant funding payments to retirement plans in future years. Future required payments and the amount of liabilities recorded on the balance sheet associated with the plans could be unfavorably affected if the discount rate declines, the actual return on plan assets falls below the assumed return, or the health care cost trend rate increase is higher than expected.

Recent Accounting Pronouncements
See Note B in our Consolidated Financial Statements regarding the impact or potential impact of recent accounting pronouncements upon our financial position and results of operations.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Contractual obligations and guarantees – The Company is obligated to make future cash payments under borrowing arrangements, operating leases, purchase obligations primarily associated with existing capital expenditure plans and other long-term liabilities. Total payments due after 2025 under such contractual obligations and arrangements are shown in the table below. Amounts are undiscounted and therefore may differ to those presented in the financial statements.

(Millions of dollars)	Amount of Obligations
	Total	2026	2027 - 2028	2029 - 2030	After 2030
Debt, excluding finance leases and interest	$1,384.8	$—	$227.5	$217.5	$939.8
Operating and finance leases	1,024.8	318.9	215.8	123.0	367.1
Capital expenditures, drilling rigs and other ¹	1,648.0	761.1	252.0	160.2	474.7
Other long-term liabilities, including debt interest ²	2,344.6	129.6	230.6	450.2	1,534.2
Total	$6,402.2	$1,209.6	$925.9	$950.9	$3,315.8

1 Capital expenditures, drilling rigs and other includes $28.1 million, $25.4 million, $7.7 million, $1.0 million and $0.6 million in 2026 for approved capital projects in non-operated interests in the Gulf of America, the Eagle Ford Shale, Canada Offshore, Brunei, and Canada Onshore, respectively.
Also includes $72.2 million (2026), $141.1 million (2027 - 2028), $81.0 million (2029 - 2030) and $235.9 million (After 2030) for pipeline transportation commitments in Canada.
Also includes $3.7 million (2026), $7.5 million (2027 - 2028), $7.4 million (2029 - 2030) and $14.3 million (After 2030) for long-term take-or-pay commitments relating to natural gas processing in Canada.
Also includes $23.6 million (2026), $47.1 million (2027 - 2028), $48.1 million (2029 - 2030) and $176.8 million (After 2030) for the purpose of supporting future production activities in Vietnam.
2 Other long-term liabilities includes debt interest and future cash outflows for ARO liabilities.
The Company has entered into agreements to lease production facilities for various producing oil fields as well as other arrangements that require future payments as described in the following section. The Company’s share of the contractual obligations under these leases and other arrangements has been included in the table above.
In the normal course of its business, the Company is required under certain contracts with various governmental authorities and others to provide letters of credit that may be drawn upon if the Company fails to perform under those contracts. Total outstanding letters of credit were $211.8 million as of December 31, 2025.
Subsequent to the balance sheet date, the Company completed a series of transactions regarding its long-term debt arrangements and RCF. In January 2026, the Company closed a public offering of $500.0 million aggregate principal amount of its 6.500% senior notes due 2034 (2034 Notes), used the proceeds to redeem an aggregate $227.5 million of its outstanding 2027 Notes and 2028 Notes, repaid $100.0 million that was outstanding on the previous RCF, as of December 31, 2025, and expects to use the remaining proceeds to cover transaction-related fees and expenses and for general corporate purposes. See Note F for additional information.
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

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Outlook
The oil and natural gas industry is impacted by global commodity pricing. As a result, the prices for the Company’s primary products are often volatile and are affected by the levels of supply and demand for energy. As discussed in the “Results of Operations” section on revenues, on page 38, lower average crude oil price during 2025 directly impacted the Company’s product sales revenue.
As of close on February 23, 2026, forward price curves for existing forward contracts for the remainder of 2026 and 2027 are shown in the table below.

	2026	2027
NYMEX WTI ($/BBL)	$64.90	$62.02
NYMEX Henry Hub ($/MMBTU)	3.39	3.72
AECO (US$ Equivalent/MCF)	1.36	1.90
In 2025, liquids from continuing operations represented approximately 55% of total hydrocarbons produced on a barrels of oil equivalent basis. In 2026, the Company’s ratio of hydrocarbon production represented by liquids is expected to be 56%. If the prices for crude oil and natural gas are lower in 2026 or beyond, this will have an unfavorable impact on the Company’s operating profits; likewise, if prices are higher, this will have a favorable impact. The Company, from time to time, may choose to use a variety of commodity hedge instruments to reduce commodity price risk, including forward sale fixed financial swaps and long-term fixed-price physical commodity sales.
The Company currently expects average daily production in 2026 to be between 173,000 and 181,000 BOEPD (including a noncontrolling interest of 6,000 BOEPD). If significant price declines occur, the Company will review the option of production curtailments to avoid incurring losses on certain produced barrels.
The oil and natural gas industry and the Company continue to observe higher costs for goods and services used in E&P operations. Murphy continues to manage input costs through its dedicated procurement department focused on managing supply chain and other costs to deliver cash flow from operations.
We cannot predict what impact economic factors (including, but not limited to, inflation, evolving trade policy, global conflicts and possible economic recession) may have on future commodity pricing. Lower prices, should they occur, will result in lower profits and operating cash flows.
The Company’s capital expenditure spend for 2026 is expected to be between $1,200 million and $1,300 million, excluding NCI. Capital and other expenditures are routinely reviewed and planned capital expenditures may be adjusted to reflect differences between budgeted and forecast cash flow during the year. Capital expenditures may also be affected by asset purchases or sales, which often are not anticipated at the time a budget is prepared. The Company will primarily fund its capital program in 2026 using operating cash flow and available cash. If oil and/or natural gas prices weaken, actual cash flow generated from operations could be reduced such that capital spending reductions are required and/or borrowings under available credit facilities might be required during the year to maintain funding of the Company’s ongoing development projects.
The Company plans to utilize surplus cash (not planned to be used by operations, investing activities, dividends or payment to noncontrolling interests), in accordance with the Company’s capital allocation plan designed to allow for additional shareholder returns and debt reduction. Details of the plan can be found in the “Capital Allocation Framework” section of the Company’s Form 8-K filed on August 4, 2022 and Form 8-K filed on August 8, 2024. The Board has authorized a share repurchase program whereby the Company can repurchase up to $1,100 million of the Company’s common stock. As of December 31, 2025, the Company had $550.1 million of its common stock remaining available to repurchase under the program.
Subsequent to the balance sheet date, the Company completed a series of transactions regarding its long-term debt arrangements and RCF. In January 2026, the Company closed a public offering of $500.0 million aggregate principal amount of its 2034 Notes, used the proceeds to redeem an aggregate $227.5 million of its outstanding 2027 Notes and 2028 Notes, repaid $100.0 million that was outstanding on the previous RCF, as of December 31, 2025, and expects to use the remaining proceeds to cover transaction-related fees and expenses and for general corporate purposes. In addition, the Company entered into an amendment to its credit agreement which increased its RCF capacity from $1.35 billion to $2.0 billion and extended the term of the agreement to 2031. See Note F for additional information on these transactions.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

On January 28, 2026, the Board of Directors declared a quarterly cash dividend on the Common Stock of Murphy Oil Corporation of $0.35 per share, which on an annualized basis would be $1.40 per share. The dividend is payable on March 2, 2026, to stockholders of record as of February 17, 2026.
The Company continues to monitor the impact of commodity prices on its financial position and is currently in compliance with the covenants related to the RCF (see Note F).
As of February 23, 2026, the Company has entered into forward fixed-price delivery contracts to manage risk associated with certain future oil and natural gas sales prices, as follows.

			Volumes (MMCF/D)	Price/MCF	Remaining Period
Area	Commodity	Type			Start Date	End Date
Canada	Natural Gas	Fixed price forward sales	50	C$3.03	1/1/2026	3/31/2026
Canada	Natural Gas	Fixed price forward sales	78	C$2.94	4/1/2026	6/30/2026
Canada	Natural Gas	Fixed price forward sales	78	C$2.94	7/1/2026	9/30/2026
Canada	Natural Gas	Fixed price forward sales	59	C$3.00	10/1/2026	12/31/2026
Canada	Natural Gas	Fixed price forward sales	9.5	C$3.14	1/1/2027	12/31/2027

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Forward-Looking Statements
This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified through the inclusion of words such as “aim”, “anticipate”, “believe”, “drive”, “estimate”, “expect”, “forecast”, “future”, “goal”, “guidance”, “intend”, “may”, “objective”, “outlook”, “plan”, “position”, “potential”, “project”, “seek”, “should”, “strategy”, “target”, “will” or variations of such words and other similar expressions. These statements, which express management’s current views concerning future events, results and plans, are subject to inherent risks, uncertainties and assumptions (many of which are beyond our control) and are not guarantees of performance. In particular, statements, express or implied, concerning the Company’s future operating results or activities and returns or the Company's ability and intent to replace or increase reserves, increase production, generate returns and rates of return, replace or increase drilling locations, reduce or otherwise control operating costs and expenditures, generate cash flows, pay down or refinance indebtedness, achieve, reach or otherwise meet initiatives, plans, goals, ambitions or targets with respect to emissions, safety matters or other environmental, social and governance matters, make capital expenditures, pay and/or increase dividends or make share repurchases and other capital allocation decisions are forward-looking statements. Factors that could cause one or more of these future events, results or plans not to occur as implied by any forward-looking statement, which consequently could cause actual results or activities to differ materially from the expectations expressed or implied by such forward-looking statements, include, but are not limited to: macro conditions in the oil and natural gas industry, including supply and demand levels, actions taken by major oil exporters and the resulting impacts on commodity prices; geopolitical concerns; increased volatility or deterioration in the success rate of our exploration programs or in our ability to maintain production rates and replace reserves; reduced customer demand for our products due to environmental, regulatory, technological or other reasons; adverse foreign exchange movements; political and regulatory instability in the markets where we do business; the impact on our operations or markets of health pandemics and related government responses; natural hazards impacting our operations or markets; any other deterioration in our business, markets or prospects; cyber attacks and other cybersecurity risks; any failure to obtain necessary regulatory approvals; the impact of current and future laws, rulings and governmental regulations; any inability to service or refinance our outstanding debt or to access debt markets at acceptable prices; or adverse developments in the U.S. or global capital markets, credit markets, banking system or economies in general, including inflation, trade policies, tariffs and other trade restrictions. For further discussion of factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement, see “Item 1A. Risk Factors”, which begins on page 13 of this Annual Report on Form 10-K. Investors and others should note that we may announce material information using SEC filings, press releases, public conference calls, webcasts and the investors page of our website. We may use these channels to distribute material information about the Company; therefore, we encourage investors, the media, business partners and others interested in the Company to review the information we post on our website. The information on our website is not part of, and is not incorporated into, this report. Each forward-looking statement contained in this report speaks only as of the date of this report. Except as required by applicable law, Murphy Oil Corporation undertakes no duty to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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
Commodity Price Risk
There were no commodity transactions in place as of December 31, 2025, covering certain future U.S. oil and natural gas sales.
Foreign Exchange Risk
There were no derivative foreign exchange contracts in place as of December 31, 2025.
Interest Rate Risk
At December 31, 2025, long-term debt was $1,382.6 million. The fixed-rate notes have a weighted average coupon of 6.1%. The Company’s previous and Amended RCF agreements provide for variable interest rate borrowings. As of December 31, 2025, we had $100.0 million outstanding under the previous RCF, and a 10% increase in the average interest rate would have increased our quarterly interest expense by approximately $0.3 million. Actual results may vary due to changes in the amount of variable rate debt outstanding.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information required by this item appears on pages 68 through 127 of this Form 10-K report.
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
Based on their evaluation, with the participation of the Company’s management, as of December 31, 2025, the principal executive officer and principal financial officer of Murphy Oil Corporation have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by Murphy Oil Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Murphy’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. KPMG LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 and their report is included on page 67 of this Form 10-K report.
There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 9B. OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers of the Company is included on page 29 of this Form 10-K report. Other information required by this item is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 13, 2026 under the captions “Election of Directors” and “The Board and Committees.”
Murphy Oil has adopted a Code of Ethical Conduct for Executive Management, which can be found under the Corporate Governance tab at ir.murphyoilcorp.com. Stockholders may also obtain, free of charge, a copy of the Code of Ethical Conduct for Executive Management by writing to the Corporate Secretary at 9805 Katy Freeway, Suite G-200, Houston, TX 77024. Any future amendments to or waivers of the Code of Ethical Conduct for Executive Management will be posted on the Company’s Website.
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
Item 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 13, 2026 under the captions “Compensation Discussion and Analysis” and “How We Are Compensated” and in various compensation schedules.
As required by U.S. federal securities laws, the Company implemented its incentive-based compensation recoupment (clawback) policy providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers. We have filed our written recoupment policy as Exhibit 97.1 to this Form 10-K report and as of December 31, 2025, there have been no accounting restatements requiring compensation recoupment.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 13, 2026 under the caption “Our Stockholders” and in the “Equity Compensation Plan Information”.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 13, 2026 under the caption “Election of Directors”.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185.
Information required by this item is incorporated by reference to Murphy’s definitive Proxy Statement for the Annual Meeting of Stockholders on May 13, 2026 under the caption “Audit Committee Report”.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    1.    Financial Statements – The consolidated financial statements of Murphy Oil Corporation and consolidated subsidiaries are located or begin on the pages of this Form 10-K report as indicated below.

PART IV
2.    Financial Statement Schedules – All financial statement schedules are omitted because either they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

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
Exhibit 2.1 to Form 8-K filed June 5, 2019
2.2	First Amendment to Purchase and Sale Agreement dated as of May 31, 2019 among Murphy Exploration & Production Company - USA, LLOG Exploration Offshore, L.L.C. and LLOG Bluewater Holdings, L.L.C.	Exhibit 2.2 to Form 8-K filed June 5, 2019
2.3	Contribution Agreement dated as of October 10, 2018 among Murphy Exploration & Production Company – USA, Petrobras America Inc. and MP Gulf of Mexico, LLC	Exhibit 2.1 to Form 10-K filed February 27, 2019
3.1	Certificate of Incorporation of Murphy Oil Corporation, as amended effective May 11, 2005	Exhibit 3.1 to Form 10-K filed February 28, 2011
3.2	By-Laws of Murphy Oil Corporation, as amended effective August 5, 2020	Exhibit 3.2 to Form 10-Q filed August 6, 2020
4.1	Supplemental Indenture dated as of May 4, 1999 between Murphy Oil Corporation and SunTrust Bank, Nashville, N.A., as trustee, relating to 7.05% Notes due 2029	Exhibit 4.2 to Form 10-K filed March 16, 2005
4.2	Indenture dated as of May 18, 2012 between Murphy Oil Corporation and U.S. Bank National Association, as trustee	Exhibit 4.1 to Form 8-K filed May 18, 2012
4.3	Second Supplemental Indenture dated as of November 30, 2012, between Murphy Oil Corporation and U.S. Bank National Association, as trustee, relating to 5.125% Notes due 2042	Exhibit 4.1 to Form 8-K filed November 30, 2012
4.4
Fifth Supplemental Indenture dated as of November 27, 2019, between Murphy Oil Corporation and U.S. Bank National Association, as trustee, and Wells Fargo Bank, National Association, as series trustee, relating to 5.875% Notes due 2027
Exhibit 4.2 to Form 8-K filed November 27, 2019
4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.9 to Form 10-K filed February 27, 2020
4.6
Sixth Supplemental Indenture dated as of March 5, 2021, between Murphy Oil Corporation and U.S. Bank National Association, as trustee, and Wells Fargo Bank, National Association as series trustee, relating to 6.375% Notes due 2028
Exhibit 4.2 to Form 8-K filed March 5, 2021
4.7	Seventh Supplemental Indenture dated as of October 3, 2024,between Murphy Oil Corporation and Regions Bank, as trustee, relating to 6.000% Notes due 2032	Exhibit 4.2 to Form 8-K filed October 3, 2024
4.8	Eighth Supplemental Indenture, dated as of January 23, 2026, between Murphy Oil Corporation and Regions Bank, as trustee (including the Form of 6.500% Notes due 2034)	Exhibit 4.2 to Form 8-K filed January 23, 2026
10.1	Murphy Oil Corporation Annual Incentive Plan	Exhibit 10.3 to Form 10-K filed February 25, 2022
10.2	Murphy Oil Corporation 2020 Long-Term Incentive Plan	Exhibit A to definitive proxy statement filed March 30, 2020

PART IV

10.3	Form of employee performance-based restricted stock unit – stock settled grant agreement (2020 LTI Plan)	Exhibit 10.21 to Form 10-K filed February 26, 2021
10.4	Form of employee time-based restricted stock unit – stock settled 3-year grant agreement (2020 LTI Plan)	Exhibit 10.22 to Form 10-K filed February 26, 2021
10.5	Form of employee time-based restricted stock unit – stock settled 5-year grant agreement (2020 LTI Plan)	Exhibit 10.23 to Form 10-K filed February 26, 2021
10.6	Form of employee time-based restricted stock unit – cash settled 3-year grant agreement (2020 LTI Plan)	Exhibit 10.24 to Form 10-K filed February 26, 2021
10.7	Form of employee time-based restricted stock unit – cash settled 5-year grant agreement (2020 LTI Plan)	Exhibit 10.25 to Form 10-K filed February 26, 2021
10.8	Murphy Oil Corporation 2018 Stock Plan for Non-Employee Directors	Exhibit A to definitive proxy statement filed March 23, 2018
10.9	First Amendment to the 2018 Stock Plan for Non-Employee Directors	Exhibit 10.1 to Form 8-K filed April 25, 2018
10.10	Second Amendment to the 2018 Stock Plan for Non-Employee Directors	Exhibit 10.24 to Form 10-K filed February 27, 2020
10.11	Form of non-employee director restricted stock unit award – stock settled grant agreement (2018 NED Plan)	Exhibit 10.20 to Form 10-K filed February 27, 2019
10.12	Form of non-employee director restricted stock unit award – stock settled grant agreement (2018 NED Plan)	Exhibit 10.26 to Form 10-K filed February 27, 2020
10.13	Murphy Oil Corporation 2021 Stock Plan for Non-Employee Directors	Exhibit A to definitive proxy statement filed March 26, 2021
10.14	Form of non-employee director restricted stock unit award – stock settled grant agreement (2021 NED Plan)	Exhibit 10.27 to Form 10-Q filed August 5, 2021
10.15	Murphy Oil Corporation Non-Qualified Deferred Compensation Plan for Non-Employee Directors	Exhibit 10.6 to Form 10-K filed February 26, 2016
10.16	Trademark License Agreement dated as of August 30, 2013, between Murphy Oil Corporation and Murphy USA Inc.	Exhibit 10.4 to Form 8-K filed September 5, 2013
10.17	Form of employee performance-based restricted stock unit (2020 LTI Plan)	Exhibit 10.23 to Form 10-Q filed May 7, 2025
10.18	Form of employee time-based restricted stock unit – A (2020 LTI Plan)	Exhibit 10.24 to Form 10-Q filed May 7, 2025
10.19	Form of employee time-based restricted stock unit – B (2020 LTI Plan)	Exhibit 10.25 to Form 10-Q filed May 7, 2025
10.20	Form of employee time-based restricted stock unit – C (2020 LTI Plan)	Exhibit 10.33 to Form 10-K filed February 23, 2024
10.21	Form of employee time-based restricted stock unit – D (2020 LTI Plan)	Exhibit 10.34 to Form 10-K filed February 23, 2024
10.22	Form of non-employee director elective restricted stock unit (2021 NED Plan)	Exhibit 10.35 to Form 10-Q filed May 2, 2024
10.23	Severance Protection Agreement dated as of August 7, 2013 between Murphy Oil Corporation and Roger W. Jenkins	Exhibit 10.1 to Form 8-K filed August 9, 2013
10.24	Amendment to Severance Protection Agreement dated as of August 7, 2013, between Murphy Oil Corporation and Roger W. Jenkins	Exhibit 10.1 to Form 10-Q filed May 2, 2019
10.25
Credit Agreement, dated as of October 7, 2024, among Murphy Oil Corporation, Murphy Exploration & Production Company – International and Murphy Oil Company Ltd., as borrowers, JPMorgan Chase Bank N.A., as administrative agent, and the lenders party thereto
Exhibit 10.1 to Form 8-K filed October 7, 2024
10.26	Form of Severance Protection Agreement	Exhibit 10.32 to Form 10-K filed February 27, 2025

PART IV

10.27
First Amendment to the New Credit Agreement dated as of February 6, 2025 among Murphy Oil Corporation, Murphy Exploration & Production Company – International and Murphy Oil Company Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party hereto
Exhibit 10.33 to Form 10-K filed February 27, 2025
10.28	Murphy Oil Corporation 2025 Long-Term Incentive Plan	Exhibit A to definitive proxy statement filed on March 28, 2025
10.29	Form of employee performance-based restricted stock unit (2025 LTI Plan)	Exhibit 10.35 to Form 10-Q filed November 5, 2025
10.30	Form of employee time-based restricted stock unit – A (2025 LTI Plan)	Exhibit 10.36 to Form 10-Q filed November 5, 2025
10.31
Second Amendment to the Credit Agreement dated as of January 2, 2026 among Murphy Oil Corporation, Murphy Exploration & Production Company – International and Murphy Oil Company Ltd. as borrowers, Murphy Exploration & Production Company and Murphy Exploration & Production Company – USA, as guarantors, JP Morgan Chase Bank, N.A. as administrative agent, and each of the lenders party thereto
Exhibit 10.1 to Form 8-K filed January 6, 2026
*10.32	Form of employee performance-based restricted stock unit — B (2025 LTI Plan)
*10.33	Form of employee time-based restricted stock unit — B (2025 LTI Plan)
*10.34	Form of employee time-based restricted stock unit — C (2025 LTI Plan)
*10.35	Form of employee time-based restricted stock unit — D (2025 LTI Plan)
19.1	Murphy Oil Corporation Insider Trading Policy	Exhibit 19.1 to Form 10-K filed February 27, 2025
*21.1	Subsidiaries of Murphy Oil Corporation
*23.1	Consent of Independent Registered Public Accounting Firm
*23.2	Consent of Ryder Scott Company, L.P.
*23.3	Consent of McDaniel & Associates Consultants Ltd.
*23.4	Consent of Netherland, Sewell & Associates, Inc.
*23.5	Consent of GLJ Petroleum Consultants Ltd.
*31.1	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Murphy Oil Corporation Compensation Recoupment Policy	Exhibit 10.29 to Form 10-K filed February 23, 2024
*99.1	Ryder Scott independent reserves audit report for MP GOM JV
*99.2	Ryder Scott independent reserves audit report for U.S. Onshore
*99.3	McDaniel independent reserves audit report for Canada Onshore
*99.4	Netherland, Sewell & Associates, Inc. independent reserves audit report U.S. Gulf of America
*99.5	GLJ independent reserves audit for Canada Offshore
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

PART IV
Item 16. FORM 10-K SUMMARY
None.

PART IV
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MURPHY OIL CORPORATION

By	/s/ ERIC M. HAMBLY	Date:	February 25, 2026
Eric M. Hambly, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2026 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ CLAIBORNE P. DEMING	/s/ JEFFREY W. NOLAN
Claiborne P. Deming, Chairman and Director	Jeffrey W. Nolan, Director

/s/ ERIC M. HAMBLY	/s/ ROBERT N. RYAN, JR.
Eric M. Hambly, President and Chief Executive Officer and Director (Principal Executive Officer)	Robert N. Ryan, Jr., Director

/s/ LAWRENCE R. DICKERSON	/s/ LAURA A. SUGG
Lawrence R. Dickerson, Director	Laura A. Sugg, Director

/s/ MICHELLE A. EARLEY	/s/ ROBERT B. TUDOR, III
Michelle A. Earley, Director	Robert B. Tudor, III, Director

/s/ ELISABETH W. KELLER	/s/ THOMAS J. MIRELES
Elisabeth W. Keller, Director	Thomas J. Mireles, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ R. MADISON MURPHY	/s/ PAUL D. VAUGHAN
R. Madison Murphy, Director	Paul D. Vaughan Vice President and Controller (Principal Accounting Officer)

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
An independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) and provides an objective, independent opinion about the Company’s consolidated financial statements. The Audit Committee of the Board of Directors appoints the independent registered public accounting firm; ratification of the appointment is solicited annually from the shareholders. KPMG LLP’s opinion covering the Company’s consolidated financial statements can be found on page 65.
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
Management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the results of this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
KPMG LLP has performed an audit of the Company’s internal control over financial reporting, and their opinion thereon can be found on page 67.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Murphy Oil Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Murphy Oil Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Estimated oil and gas reserves used in the depletion of producing oil and gas properties
As discussed in Note A to the consolidated financial statements, the Company calculates depletion expense related to producing oil and gas properties using the units-of-production method. Under this method, costs to acquire interests in oil and gas properties and costs for the drilling and completion efforts for exploratory wells that find proved reserves and for development wells are capitalized. Capitalized costs of producing oil and gas properties, along with equipment and facilities that support production, are amortized to expense by the units-of-production method. The Company’s internal petroleum reserve engineers estimate proved oil and gas reserves and the Company engages third-party petroleum reserve specialists to perform an independent assessment. For the year ended December 31, 2025, the Company recorded depreciation, depletion, and amortization expense of $977.8 million.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s depletion calculation process, including controls related to the estimation of proved oil and gas reserves. We evaluated (1) the professional qualifications of the internal petroleum reserve engineers, third-party petroleum reserve specialists, and external engineering firm, (2) the knowledge, skills, ability of the Company’s internal petroleum reserve engineers and third-party petroleum reserve specialists, and (3) the relationship of the third-party petroleum reserve specialists and external engineering firm to the Company. We analyzed and assessed the calculation of depletion expense for compliance with industry and regulatory standards. We compared the forecasted production assumptions used by the Company to historical production rates. We compared the forecasted operating costs to historical results. We also evaluated the forecasted nature and timing of future development costs by obtaining an understanding of the development projects. We assessed the oil and gas prices utilized by the internal petroleum reserve engineers by comparing them to publicly available prices. In addition, we read and considered the report of the Company’s third-party petroleum reserve specialists in connection with our evaluation of the Company’s proved oil and gas reserve estimates.

/s/ KPMG LLP
We have served as the Company’s auditor since 1952.
Houston, Texas
February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Murphy Oil Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Murphy Oil Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Houston, Texas
February 25, 2026

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31 (Thousands of dollars except share amounts)		2025	2024
ASSETS
Current assets
Cash and cash equivalents		$377,196	$423,569
Accounts receivable, net		346,759	272,530
Inventories	Note E	57,284	54,858
Prepaid expenses		35,473	34,322
Total current assets		816,712	785,279
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $15,068,149 in 2025 and $13,811,539 in 2024	Note D	8,136,346	8,054,653
Operating lease assets	Note T	805,464	777,536
Deferred charges and other assets		74,104	50,011
Total assets		$9,832,626	$9,667,479
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt, finance lease	Note F	$2,514	$871
Accounts payable		572,183	472,165
Income taxes payable		18,209	19,003
Other taxes payable		28,295	31,685
Operating lease liabilities	Note T	278,834	253,208
Other accrued liabilities		120,755	117,802
Current asset retirement obligations	Note G	41,959	48,080
Total current liabilities		1,062,749	942,814
Long-term debt, including finance lease obligation	Note F	1,382,566	1,274,502
Asset retirement obligations	Note G	970,908	960,804
Deferred credits and other liabilities		263,596	274,345
Non-current operating lease liabilities	Note T	537,773	537,381
Deferred income taxes	Note H	378,337	335,790
Total liabilities		$4,595,929	$4,325,636
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued		$—	$—
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares at December 31, 2025 and 195,100,628 shares at December 31, 2024		195,101	195,101
Capital in excess of par value		859,633	848,950
Retained earnings		6,691,318	6,773,289
Accumulated other comprehensive loss	Note N	(554,227)	(628,072)
Treasury stock		(2,073,445)	(1,995,018)
Murphy Shareholders' Equity		5,118,380	5,194,250
Noncontrolling interest		118,317	147,593
Total equity		5,236,697	5,341,843
Total liabilities and equity		$9,832,626	$9,667,479

The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31 (Thousands of dollars except per share amounts)	2025	2024	2023
Revenues and other income
Revenue from production	$2,689,845	$3,014,856	$3,376,639
Sales of purchased natural gas	—	3,742	72,215
Total revenue from sales to customers	2,689,845	3,018,598	3,448,854
Gain (loss) on derivative instruments	5,927	(1,707)	—
Gain on sale of assets and other operating income	23,051	11,583	11,293
Total revenues and other income	2,718,823	3,028,474	3,460,147
Costs and expenses
Lease operating expenses	765,240	936,960	784,391
Severance and ad valorem taxes	39,238	39,162	42,787
Transportation, gathering and processing	199,693	210,827	232,985
Costs of purchased natural gas	—	3,147	51,682
Exploration expenses, including undeveloped lease amortization	111,670	133,538	234,776
Selling and general expenses	137,332	110,085	117,306
Depreciation, depletion and amortization	977,753	865,753	861,602
Accretion of asset retirement obligations	57,730	52,511	46,059
Impairment of assets	115,002	62,909	—
Other operating expense	13,928	10,989	46,530
Total costs and expenses	2,417,586	2,425,881	2,418,118
Operating income from continuing operations	301,237	602,593	1,042,029
Other income (loss)
Other income (loss)	(22,299)	70,902	(8,587)
Interest expense, net	(96,072)	(105,926)	(112,373)
Total other loss	(118,371)	(35,024)	(120,960)
Income from continuing operations before income taxes	182,866	567,569	921,069
Income tax expense	44,552	78,272	195,921
Income from continuing operations	138,314	489,297	725,148
Income (loss) from discontinued operations, net of income taxes	485	(2,812)	(1,467)
Net income including noncontrolling interest	138,799	486,485	723,681
Less: Net income attributable to noncontrolling interest	34,565	79,314	62,122
NET INCOME ATTRIBUTABLE TO MURPHY	$104,234	$407,171	$661,559
NET INCOME (LOSS) PER COMMON SHARE – BASIC
Continuing operations	$0.73	$2.73	$4.27
Discontinued operations	—	(0.02)	(0.01)
Net income	$0.73	$2.71	$4.26
NET INCOME (LOSS) PER COMMON SHARE – DILUTED
Continuing operations	$0.72	$2.72	$4.23
Discontinued operations	—	(0.02)	(0.01)
Net income	$0.72	$2.70	$4.22
Cash dividends per common share	$1.300	$1.200	$1.100
Average common shares outstanding (thousands)
Basic	143,124	150,011	155,234
Diluted	144,025	151,027	156,646

The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31 (Thousands of dollars)	2025	2024	2023
Net income including noncontrolling interest	$138,799	$486,485	$723,681
Other comprehensive income (loss), net of tax
Net gain (loss) from foreign currency translation	73,993	(134,692)	36,598
Retirement and postretirement benefit plans	(148)	27,737	(23,029)
Other comprehensive income (loss)	73,845	(106,955)	13,569
Comprehensive income including noncontrolling interest	212,644	379,530	737,250
Less: Comprehensive income attributable to noncontrolling interest	34,565	79,314	62,122
COMPREHENSIVE INCOME ATTRIBUTABLE TO MURPHY	$178,079	$300,216	$675,128

The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31 (Thousands of dollars)	2025	2024	2023
Operating Activities
Net income including noncontrolling interest	$138,799	$486,485	$723,681
Adjustments to reconcile net income to net cash provided by continuing operations activities
Depreciation, depletion and amortization	977,753	865,753	861,602
Unsuccessful exploration well costs and previously suspended exploration costs	30,095	73,201	169,795
Deferred income tax expense	34,673	72,434	179,823
Impairment of assets	115,002	62,909	—
Accretion of asset retirement obligations	57,730	52,511	46,059
Long-term non-cash compensation	45,128	45,057	61,953
Amortization of undeveloped leases	11,634	9,587	10,925
(Income) loss from discontinued operations	(485)	2,812	1,467
Unrealized (gain) loss on derivative instruments	(1,706)	1,707	—
Contingent consideration payment	—	—	(139,574)
Unrealized loss on contingent consideration	—	—	7,113
Other operating activities, net	(86,763)	(18,349)	(74,728)
Net decrease (increase) in non-cash working capital	(74,052)	74,883	(99,361)
Net cash provided by continuing operations activities	1,247,808	1,728,990	1,748,755
Investing Activities
Property additions and dry hole costs[1]	(1,020,611)	(900,108)	(1,066,015)
Acquisition of oil and natural gas properties[1]	(29,034)	(8,056)	(35,578)
Proceeds from sales of property, plant and equipment	20,719	—	102,913
Net cash required by investing activities	(1,028,926)	(908,164)	(998,680)
Financing Activities
Retirement of debt	—	(650,112)	(498,175)
Early redemption of debt cost	—	(15,700)	—
Debt issuance	—	600,000	—
Debt issuance cost	—	(10,145)	—
Borrowings on revolving credit facility	550,000	350,000	600,000
Repayment of revolving credit facility	(450,000)	(350,000)	(600,000)
Issue costs of revolving credit facility	(418)	(14,718)	(20)
Repurchase of common stock	(102,620)	(301,350)	(150,022)
Cash dividends paid	(186,205)	(179,961)	(170,978)
Distributions to noncontrolling interest	(63,841)	(118,580)	(29,382)
Withholding tax on stock-based incentive awards	(9,743)	(25,310)	(14,276)
Finance lease obligation payments	(1,238)	(665)	(622)
Contingent consideration payment	—	—	(60,243)
Net cash required by financing activities	(264,065)	(716,541)	(923,718)
Effect of exchange rate changes on cash and cash equivalents	(1,190)	2,210	(1,246)
Net increase (decrease) in cash and cash equivalents	(46,373)	106,495	(174,889)
Cash and cash equivalents at beginning of period	423,569	317,074	491,963
Cash and cash equivalents at end of period	$377,196	$423,569	$317,074
1 Prior period amounts have been reclassified to conform to current period presentation.

The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31 (Thousands of dollars except number of shares)	2025	2024	2023
Common Stock
Balance at beginning and end of year - par $1.00, authorized 450,000,000 shares at December 31, 2025, 2024 and 2023, issued 195,100,628 shares at December 31, 2025, 2024 and 2023	$195,101	$195,101	$195,101
Capital in Excess of Par Value
Balance at beginning of year	848,950	880,297	893,578
Restricted stock transactions and other	(32,165)	(70,539)	(42,667)
Share-based compensation	42,848	39,192	29,386
Balance at end of year	859,633	848,950	880,297
Retained Earnings
Balance at beginning of year	6,773,289	6,546,079	6,055,498
Net income attributable to Murphy	104,234	407,171	661,559
Cash dividends paid	(186,205)	(179,961)	(170,978)
Balance at end of year	6,691,318	6,773,289	6,546,079
Accumulated Other Comprehensive Loss
Balance at beginning of year	(628,072)	(521,117)	(534,686)
Foreign currency translation gain (loss), net of income taxes	73,993	(134,692)	36,598
Retirement and postretirement benefit plans, net of income taxes	(148)	27,737	(23,029)
Balance at end of year	(554,227)	(628,072)	(521,117)
Treasury Stock
Balance at beginning of year	(1,995,018)	(1,737,566)	(1,614,717)
Repurchase of common stock	(100,849)	(302,681)	(151,241)
Awarded restricted stock, net of forfeitures	22,422	45,229	28,392
Balance at end of year – 52,315,476 shares of common stock in 2025, 49,255,504 shares of common stock in 2024 and 42,351,986 shares of common stock in 2023	(2,073,445)	(1,995,018)	(1,737,566)
Murphy Shareholders’ Equity	5,118,380	5,194,250	5,362,794
Noncontrolling Interest
Balance at beginning of year	147,593	186,859	154,119
Net income attributable to noncontrolling interest	34,565	79,314	62,122
Distributions to noncontrolling interest owners	(63,841)	(118,580)	(29,382)
Balance at end of year	118,317	147,593	186,859
Total Equity	$5,236,697	$5,341,843	$5,549,653

The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the consolidated financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (Murphy/the Company) on pages 73-110 of the Form 10-K report.
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
REVENUE RECOGNITION – Revenues from sales of oil and natural gas are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customer; the amount of revenue recognized reflects the consideration expected in exchange for those commodities. The Company measures revenue based on consideration specified in a contract and excludes taxes and other amounts collected on behalf of third parties. Revenues from the production of oil and natural gas properties, in which Murphy shares in the undivided interest with other producers, are recognized based on the actual volumes sold by the Company during the period. Natural gas imbalances occur when the Company’s actual natural gas sales volumes differ from its proportional share of production from the well. The Company follows the sales method of accounting for these natural gas imbalances. The Company records a liability for natural gas imbalances when it has sold more than its working interest of natural gas production and the estimated remaining reserves make it doubtful that partners can recoup their share of production from the field. At December 31, 2025 and 2024, the liabilities for natural gas balancing were immaterial. Gains and losses on asset disposals or retirements are included in net income/(loss) as a component of revenues.
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
ACCOUNTS RECEIVABLE – At December 31, 2025 and 2024, the Company’s accounts receivable primarily consisted of amounts owed to the Company by customers for sales of crude oil and natural gas and operating costs related to joint venture partners working interest share. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on these receivables. The Company reviews this allowance for adequacy at least quarterly and bases its assessment on a combination of current information about its customers, joint venture partners and historical write-off experience. Any trade accounts receivable balances written off are charged against the allowance for doubtful accounts. The Company has not experienced any significant credit-related losses in the past three years.

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
LEASES – At inception, contracts are assessed for the presence of a lease according to the criteria of ASC 842, “Leases”. If a lease is present, further criteria is assessed to determine if the lease should be classified as an operating or finance lease. Operating leases are presented on the Consolidated Balance Sheets as “Operating lease assets” with the corresponding lease liabilities presented in “Operating lease liabilities” and “Non-current operating lease liabilities”. Finance lease assets are presented on the Consolidated Balance Sheets within

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note A – Significant Accounting Policies (Continued)
“Property, plant and equipment”, with the corresponding liabilities presented in “Current maturities of long-term debt, finance lease” and “Long-term debt, including finance lease obligation”.
Generally, lease liabilities are recognized at commencement and based on the present value of the future minimum lease payments to be made over the lease term. Lease assets are then recognized based on the value of the lease liabilities. Where implicit lease rates are not determinable, the minimum lease payments are discounted using the Company’s collateralized incremental borrowing rates.
Operating leases are expensed according to their nature and recognized in “Lease operating expenses”, “Selling and general expenses”, “Transportation, gathering and processing”, “Exploration expenses”, “Other operating expenses” or capitalized in the consolidated financial statements. Finance leases are depreciated with the relevant expenses recognized in “Depreciation, depletion and amortization” and “Interest expense, net” on the Consolidated Statements of Operations.
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
FOREIGN CURRENCY – Local currency is the functional currency used for recording operations in Canada and former refining and marketing activities in the United Kingdom. The U.S. dollar is the functional currency used to record all other operations. Exchange gains or losses from transactions in a currency other than the functional currency are included in earnings as part of interest and other income (loss). Gains or losses from translating foreign functional currencies into U.S. dollars are included in “Accumulated Other Comprehensive Loss” in the Consolidated Statements of Stockholders’ Equity.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – The fair value of a derivative instrument is recognized as an asset or liability in the Consolidated Balance Sheets. Upon entering into a derivative contract, the Company may designate the derivative as either a fair value hedge or a cash flow hedge, or it may decide that the contract is not a hedge for accounting purposes, and thenceforth, recognize changes in the fair value of the contract in earnings. Certain physical delivery sale and purchase contracts are entered into in the normal course of business and qualify for, and are designated under, the normal purchase and normal sale scope exception provided by ASC 815, “Derivatives and Hedging”. Accordingly, these contracts are not accounted for as derivative instruments or recorded at fair value in the Consolidated Balance Sheets. Revenues and expenses associated with these contracts are recognized in net income (loss) when the underlying physical transactions occur.
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
PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS – The Company recognizes the funded status (the difference between the fair value of plan assets and the projected benefit obligation) of its defined benefit and other postretirement benefit plans in the Consolidated Balance Sheets. Changes in the funded status which have not yet been recognized in the Consolidated Statements of Operations are recorded net of tax in “Accumulated other comprehensive loss”. The remaining amounts in “Accumulated other comprehensive loss” include net actuarial losses and prior service (cost) credit. See Note J.
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
Note B – New Accounting Principles and Recent Accounting Pronouncements
Accounting Principles Adopted
Income Tax Disclosures. In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, as well as income taxes paid disaggregated by jurisdiction. The Company adopted this standard in the fourth quarter of

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note B - New Accounting Principles and Recent Accounting Pronouncements (Continued)

2025. The adoption did not affect the calculation of income tax expense. These new disclosure requirements are applied retrospectively to all prior periods included in the financial statements. Refer to Note H.
Recent Accounting Pronouncements
Expense Disaggregation Disclosures. In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard becomes effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The standard requires specified information about certain costs and expenses presented on the face of the income statement to be further disaggregated in the notes to the financial statements. In addition, the standard requires certain expense and cost information that is not separately disaggregated to be qualitatively described. We are currently evaluating our expense categories and underlying cost components to identify the quantitative and qualitative disclosures that will be required upon adoption. We expect this ASU to only impact our disclosures with no impacts on our results of operations, cash flows and financial condition.
The Company evaluates the applicability and impact of all ASUs. ASUs not specifically discussed above were assessed and determined to be not applicable, previously disclosed, or not material upon adoption.
Note C – Revenue from Contracts with Customers
Nature of Goods and Services
The Company explores for and produces oil and natural gas in select basins around the world. The Company’s revenue from sales of oil and natural gas production activities is primarily subdivided into two key geographic segments: the U.S. and Canada. Additionally, revenue from sales to customers is generated from three primary revenue streams: crude oil, natural gas and NGLs.
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
Canada - In Canada, contracts include long-term floating commodity index-priced and natural gas physical forward sales fixed-price contracts. For the offshore business in Canada, contracts are based on index prices and revenue is recognized at the time of vessel load based on the volumes on the bill of lading and point of custody transfer. The Company also purchases natural gas in Canada to meet certain sales commitments.
Disaggregation of Revenue
The Company reviews performance based on two key geographical segments and between onshore and offshore sources of revenue within these geographies.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note C - Revenue from Contracts with Customers (Continued)
The Company’s revenues and other income for each of the three years presented were as follows.

	Years Ended December 31,
(Thousands of dollars)	2025	2024	2023
Net crude oil and condensate revenue
United States - Onshore	$617,358	$586,584	$676,139
United States - Offshore [1]	1,355,527	1,777,723	2,072,353
Canada - Onshore	61,715	70,855	78,088
Canada - Offshore	187,030	193,961	78,650
Other	5,713	6,537	11,022
Total crude oil and condensate revenue	2,227,343	2,635,660	2,916,252
Net natural gas liquids revenue
United States - Onshore	41,518	32,853	33,178
United States - Offshore [1]	33,029	38,858	47,434
Canada - Onshore	5,626	7,454	8,914
Total natural gas liquids revenue	80,173	79,165	89,526
Net natural gas revenue
United States - Onshore	35,524	17,443	21,346
United States - Offshore [1]	70,968	50,329	71,332
Canada - Onshore	275,837	232,259	278,183
Total natural gas revenue	382,329	300,031	370,861
Revenue from production	2,689,845	3,014,856	3,376,639
Sales of purchased natural gas [2]
Canada - Onshore	—	3,742	72,215
Total sales of purchased natural gas	—	3,742	72,215
Total revenue from sales to customers	2,689,845	3,018,598	3,448,854
Gain (loss) on derivative instruments	5,927	(1,707)	—
Gain on sale of assets and other operating income	23,051	11,583	11,293
Total revenues and other income	$2,718,823	$3,028,474	$3,460,147
1 Includes revenue attributable to the noncontrolling interest in MP GOM.
2 Purchases of natural gas are reported on a gross basis when Murphy takes control of the product and has risks and rewards of ownership. Sales of natural gas are reported when the contractual performance obligations are satisfied. This occurs at the time the product is delivered to a third party purchaser at the contractually determinable price.
Contract Balances and Asset Recognition
As of December 31, 2025 and 2024, receivables from contracts with customers, net of royalties and associated payables, on the balance sheet from continuing operations, were $165.3 million and $178.3 million, respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on a forward-looking expected loss model in accordance with ASU 2016-13, the Company did not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.
The Company has not entered into any revenue contracts that have financing components as of December 31, 2025, 2024 or 2023.
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
As of December 31, 2025, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period over 12 months starting at the inception of the contract.

Location	Commodity	End Date	Description	Approximate Volumes
U.S.	Natural Gas and NGLs	Q2 2030	Deliveries from dedicated acreage in Eagle Ford Shale	As produced
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at USD index pricing	49 MMCF/D
Canada	Natural Gas	Q4 2027	Contracts to sell natural gas at USD index pricing	30 MMCF/D
Canada	Natural Gas	Q4 2028	Contracts to sell natural gas at USD index pricing	10 MMCF/D
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at CAD fixed pricing	50 MMCF/D
Canada	Natural Gas	Q4 2027	Contracts to sell natural gas at CAD fixed pricing	9 MMCF/D
Canada	NGLs	Q4 2026	Contracts to sell NGLs at CAD index pricing	As produced
The fixed price contracts above are accounted for as normal sales and purchases for accounting purposes.
Note D – Property, Plant and Equipment
The Company’s property, plant and equipment assets for the respective periods are presented as follows:

	December 31, 2025			December 31, 2024
(Thousands of dollars)	Cost	Net		Cost	Net
Exploration and production ¹	$23,042,373	$8,099,291	[2]	$21,716,358	$8,021,620	[2]
Corporate and other	162,122	37,055		149,834	33,033
Property, plant and equipment	$23,204,495	$8,136,346		$21,866,192	$8,054,653
¹ Includes unproved mineral rights as follows:	$229,759	$99,729		$283,015	$151,341
2  Includes $12,050 in 2025 and $13,335 in 2024 related to administrative assets and support equipment.
Exploratory Wells
Under FASB guidance, exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well, and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project.
At December 31, 2025, 2024 and 2023, the Company had total capitalized drilling costs pending the determination of proved reserves of $191.8 million, $72.1 million and $49.1 million, respectively. The following table reflects the net changes in capitalized exploratory well costs for each of the three years presented.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note D – Property, Plant and Equipment (Continued)

(Thousands of dollars)	2025	2024	2023
Beginning balance at January 1	$72,055	$49,118	$171,860
Additions pending the determination of proved reserves	119,766	49,408	48
Reclassifications to proved properties based on the determination of proved reserves	—	—	(82,185)
Capitalized exploration well costs charged to expense	—	(26,471)	(40,605)
Ending balance at December 31	$191,821	$72,055	$49,118
Capital additions of $119.8 million, for the year ended December 31, 2025, were mainly for the Hai Su Vang-2X (Golden Sea Lion), Block 15-2/17, and Lac Da Hong-1X (Pink Camel), Block 15-1/05 exploration wells in Vietnam. The Lac Da Hong-1X (Pink Camel), Block 15-1/05 exploration well, in Vietnam, encountered 106 feet of net oil pay from one reservoir and continues to progress post-drill evaluations. Capital additions also included Banjo #1 (Mississippi Canyon 385) and Cello #1 (Mississippi Canyon 385) exploration wells in the Gulf of America and Bubale-1X (Block CI-709) and Caracal-1X (Block CI-102) exploration wells in Côte d’Ivoire.
Subsequent to year end, Murphy announced the successful discoveries of the Banjo #1 (Mississippi Canyon 385) and Cello #1 (Mississippi Canyon 385) exploration wells, which encountered 50 feet and 30 feet of net pay, respectively. The Company also announced the results of two exploration wells in Côte d’Ivoire at the Civette-1X (Block CI-502) exploration well, which encountered non-commercial hydrocarbons, and at the Caracal-1X (Block CI-102) exploration well, which will be plugged and abandoned as a dry hole after encountering non-commercial hydrocarbon shows. A portion of the Civette-1X dry hole charge was recorded in 2025. The remainder of Civette-1X and all charges related to the Caracal-1X well will be recorded in the first quarter of 2026.
Capital additions of $49.4 million, for the year ended December 31, 2024, were mainly for the non-operated Ocotillo #1 (Mississippi Canyon 40) exploration well in the Gulf of America and the Hai Su Vang-1X (Golden Sea Lion), Block 15/2-17 exploration well in Vietnam.
Reclassifications to proved properties of $82.2 million, for the year ended December 31, 2023, were primarily related to Lac Da Vang-4X (Golden Camel), Block 15-1/05 exploration well in Vietnam.
Capitalized well costs charged to dry hole expense were $26.5 million and $40.6 million for the years ended 2024 and 2023, respectively. In 2024, costs related to the Hoffe Park #1 (Mississippi Canyon 166) exploration well. In 2023, costs related to the Cholula-1EXP well offshore Mexico and the Oso #1 (Atwater Valley 138) and Chinook #7 (Walker Ridge 425) exploration wells in the Gulf of America.
The preceding table excludes well costs of $30.1 million, $46.7 million, and $129.2 million incurred and expensed directly to dry hole during the years ended 2025, 2024 and 2023, respectively. In 2025, these costs primarily included $30.0 million for the Civette-1X (Block CI-502) exploration well in Côte d’Ivoire. In 2024, these costs primarily included $27.6 million for the non-operated Orange #1 (Mississippi Canyon 216) and $13.4 million for the Sebastian #1 (Mississippi Canyon 387) exploration wells in the Gulf of America. In 2023, the amount primarily included $82.0 million for the Chinook #7 (Walker Ridge 425) and $47.2 million for the non-operated Oso #1 (Atwater Valley 138) exploration wells in the Gulf of America.
The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed for each individual well.

	2025		2024		2023
(Thousands of dollars)	Amount	No. of Wells	Amount	No. of Wells	Amount	No. of Wells
Aging of capitalized well costs
Zero to one year	$28,384	2	$49,790	5	$—	0
One to two years	140,959	6	—	—	—	0
Two to three years	—	—	—	—	2,698	1
Three years or more	22,478	3	22,265	3	46,420	3
	$191,821	11	$72,055	8	$49,118	4

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note D – Property, Plant and Equipment (Continued)
Of the $163.4 million of exploratory well costs capitalized more than one year at December 31, 2025, $91.5 million was in Vietnam, $64.6 million was in the Gulf of America, $4.6 million was in Canada, and $2.7 million was in Brunei. In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.
Property Additions
On July 1, 2025, the Company purchased additional working interests in the Eagle Ford Shale, in acreages primarily operated by Murphy, for $23.0 million.
During the first quarter of 2025, Murphy purchased the Pioneer FPSO from BW Offshore (UK) Limited for a gross purchase price of $125.0 million. The FPSO remained on location, supporting operations at the Cascade field (Walker Ridge 206 and 250) and Chinook field (Walker Ridge 469 and 425) in the Gulf of America. BW Offshore (UK) Limited continues to provide operations and maintenance services under a new five-year contract.
Dispositions
In the fourth quarter of 2025, Murphy received a $12.5 million payment for achieving the first milestone related to the contingent sale of Brunei CA-2 in 2022, which resulted in a $4.0 million gain on sale of assets. In addition, the revaluation of the final milestone (anticipated in 2031) resulted in a $6.0 million gain on sale of assets.
In September 2025, Murphy executed a purchase and sale agreement, which closed in October 2025, for the sale of leases in the Ralph and Saylee area of Tilden West for an adjusted sales price of $8.2 million. No gain or loss was recorded for this sale.
Impairments
In 2025, the Company recognized a pretax impairment charge of $115.0 million ($92.0 million excluding NCI) related to the partial write-down of the Dalmatian field, in the Gulf of America, due to reserve reductions, as certain projects in the field were less competitive for capital allocation.
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
Note E – Inventories
Inventories consisted of the following for the respective periods presented.

	December 31,
(Thousands of dollars)	2025	2024
Unsold crude oil	$17,560	$18,745
Materials and supplies	39,724	36,113
Inventories	$57,284	$54,858

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note F – Financing Arrangements and Debt
Long-term debt for the respective periods presented consisted of the following.

	December 31,
(Thousands of dollars)	2025	2024
Notes payable
5.875% notes, due December 2027	$78,899	$78,899
6.375% notes, due July 2028	148,590	148,590
7.050% notes, due May 2029	117,582	117,582
6.000% notes, due October 2032	600,000	600,000
5.875% notes, due December 2042 ¹	339,761	339,761
Total notes payable	1,284,832	1,284,832
Unamortized debt issuance cost and discount on notes payable	(12,406)	(14,336)
Total notes payable, net of unamortized discount	1,272,426	1,270,496
Finance lease obligations, due through November 2034	12,654	4,877
Total debt including current maturities	1,285,080	1,275,373
Senior Unsecured Revolving Credit Facility	100,000	—
Current maturities	(2,514)	(871)
Total long-term debt	$1,382,566	$1,274,502
1 Coupon rate may fluctuate 25 basis points if rating is periodically downgraded or upgraded by S&P and Moody’s.
The amounts of long-term principal repayable over each of the next five years and thereafter are as follows: nil in 2026, $78.9 million in 2027, $148.6 million in 2028, $217.6 million in 2029, nil in 2030 and $939.8 million thereafter.
The Company also has a shelf registration statement on file with the SEC that permits the offer and sale of debt and/or equity securities through October 15, 2027.
Revolving Credit Facility
As of December 31, 2025, the Company had a $1.35 billion senior unsecured guaranteed RCF, with a maturity date of October 7, 2029. At December 31, 2025, the Company had $100.0 million outstanding borrowings under the RCF and $0.4 million of outstanding letters of credit, which reduced the borrowing capacity of the RCF. At December 31, 2025, the interest rate in effect on borrowings under the facility was 6.04%. At December 31, 2025, the Company was in compliance with all covenants related to the RCF. On the date the Company achieved certain credit ratings (Investment Grade Ratings Date), certain covenants would have been modified as set forth in the RCF. In addition, prior to Investment Grade Ratings Date, the Company would have been required to comply with a maximum consolidated leverage ratio of 3.25x and a minimum consolidated interest coverage ratio of 2.50x. From and after the Investment Grade Ratings Date, the Company will be required to comply with a maximum ratio of consolidated total debt to consolidated total capitalization of 60%. Borrowings under the RCF bore interest at rates based on either the “Alternate Base Rate”, the “Adjusted Term Secured Overnight Financing Rate (SOFR) Rate”, or the “Adjusted Daily Simple SOFR Rate”, respectively, plus the “Applicable Rate”. The “Alternate Base Rate” of interest was the highest of (a) the Wall Street Journal prime rate in effect on such day, (b) the New York Federal Reserve Bank Rate in effect on such day plus ½ of 1% and (c) the Adjusted Term SOFR Rate for a one month interest period as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day) plus 1%. The “Adjusted Term SOFR Rate” of interest was equal to (a) the Term SOFR Rate for such Interest Period, plus (b) 0.10%. The “Adjusted Daily Simple SOFR Rate” of interest was equal to (a) the Daily Simple SOFR, plus (b) 0.10%. The “Applicable Rate” of interest meant, for any day, the applicable rate per annum based upon the ratings of Moody’s Investors Service, Inc. and Standard and Poor’s Rating Services.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note F - Financing Arrangements and Debt (Continued)
Subsequent Event - Revolving Credit Facility
On January 2, 2026, the Company entered into an amended credit agreement governing a $2.00 billion senior unsecured guaranteed revolving credit facility (Amended RCF), with a maturity date of January 2, 2031. The Amended RCF, which is effective January 2026, extends the borrowing term and increases the borrowing capacity of the previous RCF. All terms of the Amended RCF are substantially similar to the existing credit agreement, with an exception for the following: The “Adjusted Term SOFR Rate” of interest is equal to (a) the Term SOFR Rate for such Interest Period, plus (b) zero. The “Adjusted Daily Simple SOFR Rate” of interest is equal to (a) the Daily Simple SOFR, plus (b) zero. The “Applicable Rate” of interest means, for any day, the applicable rate per annum based upon the ratings of Moody’s Investors Service, Inc. and Standard and Poor’s Rating Services, respectively. The Company incurred $12.3 million in transaction costs and recorded the amount to “Deferred charges and other assets” in the Consolidated Balance Sheets, which is being amortized to interest expense over the term of the Amended RCF.
Debt Offering
On October 3, 2024, the Company closed the public offering of $600.0 million aggregate principal amount of senior notes that bear interest at a rate of 6.000% per annum and mature on October 1, 2032. The Company incurred transaction costs of $10.1 million on the issuance of these notes. The Company pays interest semi-annually on April 1 and October 1 of each year. The proceeds of the $600.0 million notes were used to fund the repurchase and repayment of debt during the fourth quarter of 2024 to achieve a debt-neutral transaction.
Subsequent Event - Debt Offering
On January 23, 2026, the Company closed a public offering of $500.0 million aggregate principal amount of its senior notes that bear interest at a rate of 6.500% per annum and mature on February 15, 2034. The Company has incurred transaction costs of $8.3 million on the issuance of these new notes. The Company will pay interest semi-annually on August 15 and February 15 of each year, beginning August 15, 2026. The proceeds of the $500.0 million notes were used to fund the repurchase and repayment of debt and related fees, as well as for general corporate purposes.
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
Subsequent Event - Debt Extinguishment
On January 23, 2026, the Company redeemed the remaining $78.9 million principal amount outstanding of its 2027 Notes and $148.6 million of its 2028 Notes, for an aggregate $227.5 million. The total cost of the debt extinguishment of $3.5 million consisted of cash costs of $2.5 million and non-cash costs of $1.0 million.
Note G – Asset Retirement Obligations
The ARO liabilities recognized by the Company are related to the estimated costs to dismantle and abandon its producing oil and natural gas properties and related equipment.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO for the respective periods presented is shown in the following table.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note G - Asset Retirement Obligations (Continued)

(Thousands of dollars)	2025	2024
Balance at beginning of year	$1,008,884	$914,763
Accretion	57,730	52,511
Liabilities incurred	20,744	25,619
Revisions of previous estimates	(12,094)	29,279
Liabilities settled	(70,829)	(1,898)
Changes due to translation of foreign currencies	8,432	(11,390)
Balance at end of period	1,012,867	1,008,884
Current portion of liability	(41,959)	(48,080)
Non-current portion of liability	$970,908	$960,804
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

(Thousands of dollars)	2025	2024	2023
Income (loss) from continuing operations before income taxes
United States	$195,245	$468,202	$901,761
Foreign	(12,379)	99,367	19,308
Total	$182,866	$567,569	$921,069
Income tax expense
Current tax expense
U.S. State and Local	$468	$1,153	$2,916
Foreign	9,411	4,685	13,182
Total current tax expense	9,879	5,838	16,098
Deferred tax expense
U.S. Federal	37,825	55,377	170,115
U.S. State and Local	(1,214)	(5,641)	3,706
Foreign	(1,938)	22,698	6,002
Total deferred tax expense	34,673	72,434	179,823
Total income tax expense
U.S. Federal	37,825	55,377	170,115
U.S. State and Local	(746)	(4,488)	6,622
Foreign	7,473	27,383	19,184
Total income tax expense	$44,552	$78,272	$195,921

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note H – Income Taxes (Continued)
The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense for each of the three years presented.

(Thousands of dollars)	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense based on the U.S. statutory tax rate	$38,402	21.0%	$119,190	21.0%	$193,424	21.0%
Domestic Federal
Tax Credits
Research and development tax credits	2,521	1.4	(6,841)	(1.2)	(8,805)	(1.0)
Nontaxable or Nondeductible Items
Tax effect on income attributable to NCI	(7,259)	(4.0)	(16,656)	(2.9)	(13,046)	(1.4)
U.S. tax benefit on certain foreign upstream investments	—	—	(33,677)	(5.9)	—	—
Other	(397)	(0.2)	2,398	0.4	(293)	—
Share-based payment awards	5,595	3.1	2,340	0.4	2,636	0.3
State and Local Income Taxes, Net of Federal Income Tax Effect [1]	(589)	(0.3)	(3,546)	(0.6)	4,725	0.5
Foreign Tax Effects
Canada
Statutory tax rate differential	2,629	1.4	5,428	1.0	3,732	0.4
Research and development tax credits	(3,875)	(2.1)	(3,547)	(0.6)	(3,982)	(0.4)
Other Foreign jurisdictions
Statutory tax rate differential	4,960	2.7	9,127	1.6	2,844	0.3
Changes in valuation allowances
Côte d’Ivoire	13,140	7.2	—	—	—	—
Other Foreign Jurisdictions	(2,922)	(1.6)	2,636	0.5	10,853	1.2
Other	(5,825)	(3.2)	(532)	(0.2)	1,377	0.1
Worldwide Changes in Unrecognized Tax Benefits	(1,828)	(1.0)	1,952	0.3	2,456	0.3
Effective Tax Rate	$44,552	24.4%	$78,272	13.8%	$195,921	21.3%
1 State taxes primarily include Texas and Louisiana.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note H – Income Taxes (Continued)
The following table displays cash taxes paid, net of refunds, for each of the three years presented.

(Thousands of dollars)	2025	2024	2023
U.S. State and Local
Alabama	$(1,868)	$—	$4,838
Texas	1,500	2,300	1,079
Other	50	—	51
Total U.S. State and Local	(318)	2,300	5,968
Foreign
Canada	2,929	6,480	3,553
Canada - Alberta	2,809	3,269	1,756
Brunei	681	599	1,079
Total Foreign	6,419	10,348	6,388
Total	$6,101	$12,648	$12,356
An analysis of the Company’s deferred tax assets and deferred tax liabilities for the respective periods presented showing the tax effects of significant temporary differences follows.

(Thousands of dollars)	2025	2024
Deferred tax assets
Property and leasehold costs	$235,509	$225,379
Liabilities for dismantlements	40,242	36,719
Postretirement and other employee benefits	66,418	66,293
U. S. net operating loss	224,956	289,594
Investment in partnership	20,307	9,096
Other deferred tax assets [1]	97,660	100,352
Total gross deferred tax assets	685,092	727,433
Less: Valuation allowance	(157,807)	(149,498)
Net deferred tax assets	527,285	577,935
Deferred tax liabilities
Deferred tax on undistributed foreign earnings	(5,000)	(5,000)
Accumulated depreciation, depletion and amortization	(812,727)	(811,178)
Other deferred tax liabilities [1]	(87,895)	(97,547)
Total gross deferred tax liabilities	(905,622)	(913,725)
Net deferred tax (liabilities) assets	$(378,337)	$(335,790)
1 Other deferred tax assets and other deferred tax liabilities are primarily comprised of the deferred tax benefit and obligation associated with operating lease liabilities and the associated right of use assets, respectively.
In management’s judgment, the net deferred tax assets in the preceding table are more likely than not to be realized based on the consideration of deferred tax liability reversals and future taxable income. The valuation allowance for deferred tax assets relates primarily to tax assets arising in foreign tax jurisdictions that in the judgment of management at the present time are more likely than not to be unrealized. The valuation allowance increased $8.3 million in 2025, related all to non-U.S. items. Subsequent reductions of the valuation allowance are expected to be reported as reductions of tax expense, assuming no offsetting change in the deferred tax asset.
The Company has a U.S. net operating loss carryforward of $1.1 billion at year-end 2025 with a corresponding deferred tax asset of $225.0 million. The Company believes the U.S. net operating loss being carried forward will more likely than not be utilized in future periods prior to expirations in 2037.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note H – Income Taxes (Continued)
Other Information
Currently, the Company considers $100.0 million of Canada’s past foreign earnings not permanently reinvested, with an accompanying $5.0 million liability. At December 31, 2025, $1.6 billion of past foreign earnings are considered permanently reinvested. The Company closely and routinely monitors these reinvestment positions considering underlying facts and circumstances pertinent to our business and the future operation of the Company.
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

(Thousands of dollars)	2025	2024	2023
Balance at January 1	$9,979	$6,384	$3,928
Additions for tax positions related to current year	—	1,643	—
Additions for tax positions related to prior year	—	1,952	2,456
Reductions for tax positions related to prior year	(882)	—	—
Settlements with taxing authorities	(946)	—	—
Balance at December 31	$8,151	$9,979	$6,384
All additions or settlements to the above liability affect the Company’s effective income tax rate in the respective period of change. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. The Company also had other recorded liabilities of $0.3 million as of December 31, 2025, 2024 and 2023, respectively, for interest and penalties associated with uncertain tax positions. There were no interest or penalties associated with uncertain tax positions included in income tax expense for any period presented.
In 2026, the Company currently does not expect to add to the provision for uncertain tax positions. Although existing liabilities could be reduced by settlement with taxing authorities or due to statute of limitations closing, the Company believes that the changes in its unrecognized tax benefits due to these events will not have a material impact on the Consolidated Statements of Operations during 2026.
The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities. These audits often take years to complete and settle. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters. Additionally, the Company could be required to pay amounts into an escrow account as any matters are identified and appealed with the relevant taxing authorities. As of December 31, 2025, the earliest years remaining open for audit and/or settlement in the Company’s major taxing jurisdictions are as follows: United States – 2016; Canada – 2021; and Malaysia – 2018. The Company has retained certain possible liabilities and rights to income tax receivables relating to Malaysia for the years prior to 2019.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note I – Incentive Plans (Continued)
In May 2025, the Company’s shareholders approved the 2025 Long-Term Incentive Plan (the 2025 Long-Term Plan) to replace the 2020 Long-Term Incentive Plan (the 2020 Long-Term Plan). All awards granted on or after May 14, 2025, will be made under the 2025 Long-Term Plan. Additional information on the 2025 Long-Term Plan can be found in the Company’s Definitive Proxy Statement (Definitive 14A) dated March 28, 2025.
The Company currently has outstanding incentive awards issued to certain employees under the Annual Incentive Plan (AIP), the 2020 Long-Term Plan, and the 2025 Long-Term Plan.
The AIP authorizes the Compensation Committee (the Committee) to establish specific performance goals associated with annual cash awards that may be earned by officers, executives and certain other employees. Cash awards under the AIP are determined based on the Company’s actual financial and operating results as measured against the performance goals established by the Committee.
The 2025 Long-Term Plan authorizes the Committee to make grants of the Company’s common stock to employees. These grants may be in the form of stock options (nonqualified or incentive), Stock Appreciation Rights (SARs), restricted stock, RSUs, performance units, performance shares, dividend equivalents and other stock-based incentives. The 2025 Long-Term Plan will expire in 2035 and authorizes the issuance of up to 3.885 million shares of common stock over its term. Shares issued pursuant to awards granted under this Plan may be shares that are authorized and unissued or shares that were reacquired by the Company, including shares purchased in the open market. Share awards that have been canceled, expired, forfeited or otherwise not issued under an award shall not count as shares issued under this Plan. Based on awards made to date, 3.872 million shares are available for grant under the 2025 Long-Term Plan at December 31, 2025.
The Company also has a stock plan that permits the issuance of RSUs, stock options, or a combination thereof, to non-employee directors (NEDs). The Company currently has outstanding incentive awards issued to directors under the 2021 Stock Plan for NEDs (2021 NED Plan) and the 2018 Stock Plan for NEDs. All awards on or after May 12, 2021, were made under the 2021 NED Plan.
The Company generally expects to issue treasury shares to satisfy the vesting of restricted stock and RSUs.
Amounts recognized in the financial statements with respect to share-based plans for each of the three years presented are shown in the following table.

(Thousands of dollars)	2025	2024	2023
Compensation charged against income before income tax benefit	$50,107	$40,831	$58,760
Related income tax benefit recognized in income	6,438	5,513	9,330
As of December 31, 2025, there were $46.5 million in compensation costs, to be expensed over approximately the next two years, related to unvested share-based compensation arrangements granted by the Company. Employees receive net shares, after applicable withholding obligations, upon each RSU vest.
Equity-Settled Awards
PERFORMANCE-BASED RESTRICTED STOCK UNITS – PSUs to be settled in common shares were granted in 2022, 2023, 2024 and February 2025 under the 2020 Long-Term Plan, and in August 2025 under the 2025 Long-Term Plan. Each grant will vest if the Company achieves specific performance objectives at the end of the designated performance period. Additional shares may be awarded if performance objectives are exceeded. If performance goals are not met, PSUs will not vest, but the recognized compensation cost associated with the stock award would not be reversed. The performance conditions for the PSUs are weighted 80% on the Company’s total shareholder return (TSR) relative to an industry peer group and 20% on the return on average capital employed (ROACE), measured over the applicable performance period. ROACE is calculated by dividing the Company’s EBITDA by the average of the opening and closing Capital Employed (the sum of total equity and short-term and long-term debt). During the performance period, PSUs are subject to transfer restrictions and are subject to forfeiture if a grantee terminates for reasons other than retirement, disability or death. Termination for these three reasons will lead to a pro rata award of amounts earned. No dividends are paid, nor do voting rights exist on awards of PSUs prior to their settlement.
The fair value of the PSUs based on the Company’s TSR was estimated on the date of grant using a Monte Carlo valuation model. Expected volatility was based on daily historical volatility of the Company’s stock price compared to a peer group average over a three-year performance measurement period. The risk-free interest

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note I – Incentive Plans (Continued)
rate is based on the yield curve of three-year U.S. Treasury bonds, and the stock beta was calculated using three years of historical averages of daily stock data for Murphy and the peer group. The assumptions used in the valuation of the performance awards granted in 2025, 2024 and 2023 are presented in the following table.

	2025	2024	2023
Fair value per share at grant date	$19.65 - $22.11	$41.95	$60.46
Assumptions
Expected volatility	40.00%	50.00%	81.00%
Risk-free interest rate	4.25%	4.14%	3.90%
Stock beta	0.980	1.062	1.034
Expected life	3.0 years	3.0 years	3.0 years
The fair value of the PSUs based on ROACE was estimated based on the average high/low price of the Company’s stock on the grant date.
Changes in PSUs outstanding for each of the last three years are presented in the following table.

(Number of stock units)	2025	2024	2023
Outstanding at beginning of year	1,392,421	1,818,188	2,148,467
Granted	657,730	536,900	409,160
Vested and issued	(481,670)	(938,599)	(408,135)
Forfeited	(104,966)	(24,068)	(331,304)
Outstanding at end of year	1,463,515	1,392,421	1,818,188
TIME-BASED RESTRICTED STOCK UNITS – Time-based RSUs have been granted to the Company’s non-employee directors under the 2021 NED Plan, and to certain employees under the 2020 Long-Term Plan and 2025 Long-Term Plan.
The fair value of the time-based RSUs awarded for each of the last three years is presented in the following table.

Type of Plan	Valuation Methodology	2025	2024	2023
Non-Employee Directors [1]	Closing Stock Price at Grant Date	$22.50 - $31.25	$30.26 - $45.70	$43.27
Long-Term Incentive Plan [2]	Average High/Low Stock Price at Grant Date	$23.09 - $25.98	$37.78 - $45.98	$42.20
1 Under the 2021 NED Plan, RSUs granted in 2025 are scheduled to vest in February 2026.
2 The RSUs granted under the 2020 Long-Term Plan and the 2025 Long-Term Plan generally vest on the third anniversary of the date of grant.
Changes in RSUs outstanding for each of the last three years are presented in the following table.

(Number of share units)	2025	2024	2023
Outstanding at beginning of year	1,558,600	1,219,584	1,227,792
Granted	559,284	741,228	556,100
Vested and issued	(360,281)	(330,444)	(517,047)
Forfeited	(95,951)	(71,768)	(47,261)
Outstanding at end of year	1,661,652	1,558,600	1,219,584
STOCK OPTIONS – In 2017, the Company ceased the inclusion of stock options and SARs as a part of the long-term incentive compensation mix. As of December 31, 2024, there were no outstanding SARs or stock options.
During 2023, 11,000 stock options were exercised, and 2,000 stock options were forfeited, both at an exercise price of $28.51 per share, leaving zero options outstanding as of December 31, 2023.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note I – Incentive Plans (Continued)
Cash-Settled Awards
The Company has granted phantom stock-based incentive awards to be settled in cash to certain employees in the form of CRSUs.
CRSUs generally settle on the third anniversary of the date of grant. Each award granted is settled, net of applicable income tax withholdings, in cash rather than with common shares. Total pretax expense recorded in the Consolidated Statements of Operations for all cash-settled stock-based awards was $7.5 million in 2025, $1.7 million in 2024 and $29.4 million in 2023.
The Committee also administers the Company’s incentive compensation plans, which provide for annual or periodic cash awards to officers, directors and certain other employees. These cash awards are generally determinable based on the Company achieving specific financial and/or operational objectives. Compensation expense of $37.8 million, $37.1 million and $30.9 million was recorded in 2025, 2024 and 2023, respectively, for these plans.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Employee and Retiree Benefit Plans (Continued)

	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2025	2024	2025	2024
Change in benefit obligation
Obligation at January 1	$655,324	$699,151	$54,994	$63,808
Service cost	7,094	7,042	382	436
Interest cost	33,798	33,554	3,261	2,923
Participant contributions	—	—	2,762	2,730
Actuarial (gain) loss [1]	1,175	(35,417)	17,681	825
Medicare Part D subsidy	—	—	383	358
Exchange rate changes	8,010	(3,263)	9	(14)
Benefits paid	(45,907)	(45,743)	(16,073)	(16,072)
Obligation at December 31	659,494	655,324	63,399	54,994
Change in plan assets
Fair value of plan assets at January 1	492,120	477,809	—	—
Actual return on plan assets	48,285	27,317	—	—
Employer contributions	25,067	35,477	12,928	12,984
Participant contributions	—	—	2,762	2,730
Medicare Part D subsidy	—	—	383	358
Exchange rate changes	7,514	(2,740)	—	—
Benefits paid	(45,907)	(45,743)	(16,073)	(16,072)
Fair value of plan assets at December 31	527,079	492,120	—	—
Funded status and amounts recognized in the Consolidated Balance Sheets at December 31
Deferred charges and other assets	14,925	1,819	—	—
Other accrued liabilities	(10,354)	(10,617)	(4,663)	(4,237)
Deferred credits and other liabilities	(136,986)	(154,406)	(58,736)	(50,757)
Fund Status and net plan liability recognized at December 31	$(132,415)	$(163,204)	$(63,399)	$(54,994)
1 Actuarial losses in 2025 for other post retirement benefits primarily relate to trend rate increases for incurred claims. Actuarial gains for pension benefits in 2024 primarily relate to the increase in the discount rate assumption, which decreases the pension benefit obligation.
At December 31, 2025, amounts included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets, before reduction for associated deferred income taxes, which have not been recognized in net periodic benefit expense are shown in the following table.

(Thousands of dollars)	Pension Benefits	Other Postretirement Benefits
Net actuarial gain (loss)	$(148,280)	$18,862
Prior service (credit) cost	(16,320)	2,873
	$(164,600)	$21,735

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Employee and Retiree Benefit Plans (Continued)

The table that follows includes projected benefit obligations, accumulated benefit obligations and fair value of plan assets for plans where the accumulated benefit obligation exceeded the fair value of plan assets.

	Projected Benefit Obligations		Accumulated Benefit Obligations		Fair Value of Plan Assets
(Thousands of dollars)	2025	2024	2025	2024	2025	2024
Funded qualified plans where accumulated benefit obligation exceeds fair value of plan assets	$—	$497,947	$—	$489,225	$—	$477,983
Unfunded nonqualified and directors’ plans where accumulated benefit obligation exceeds fair value of plan assets	147,339	145,058	145,545	143,859	—	—
Unfunded other postretirement plans	63,399	54,994	63,399	54,994	—	—
The table that follows provides the components of net periodic benefit expense for each of the three years presented.

	Pension Benefits			Other Postretirement Benefits
(Thousands of dollars)	2025	2024	2023	2025	2024	2023
Service cost	$7,094	$7,042	$6,542	$382	$436	$495
Interest cost	33,798	33,554	34,140	3,261	2,923	3,241
Expected return on plan assets	(35,511)	(33,427)	(32,839)	—	—	—
Amortization of prior service cost (credit)	1,967	2,316	620	(532)	(532)	(532)
Recognized actuarial (gain) loss	7,262	9,438	9,776	(3,182)	(3,586)	(3,512)
Net periodic benefit cost (credit)	14,610	18,923	18,239	(71)	(759)	(308)
Other pension costs	276	251	219	—	—	—
Total net periodic benefit cost (credit)	$14,886	$19,174	$18,458	$(71)	$(759)	$(308)
The preceding tables in this note include the following amounts related to foreign benefit plans.

	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2025	2024	2025	2024
Benefit obligation at December 31	$109,883	$115,428	$90	$106
Fair value of plan assets at December 31	110,280	103,445	—	—
Net plan liabilities recognized	397	(11,983)	(90)	(106)
Net periodic benefit (credit) expense	2,131	1,480	(35)	(44)

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Employee and Retiree Benefit Plans (Continued)

The following table provides the weighted-average assumptions used in the measurement of the Company’s benefit obligations at December 31, 2025 and 2024 and net periodic benefit expense for 2025 and 2024.

	Benefit Obligations				Net Periodic Benefit Expense
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,		Year		Year
	2025	2024	2025	2024	2025	2024	2025	2024
Discount rate on obligation, interest cost and service cost	5.41%	5.58%	5.48%	5.65%	5.54%	5.17%	5.66%	5.15%
Rate of compensation increase	3.50%	3.38%	—	—	3.50%	3.50%	—	—
Cash balance interest credit rate	3.70%	3.20%	—	—	—	—	—	—
Expected return on plan assets	—	—	—	—	7.29%	7.19%	—	—
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

(Thousands of dollars)	Pension Benefits	Other Postretirement Benefits
2026	$49,819	$4,663
2027	51,276	4,710
2028	51,786	4,872
2029	51,646	4,772
2030	53,230	4,752
2031-2035	260,581	23,671
For purposes of measuring postretirement benefit obligations at December 31, 2025, the future annual rates of increase in the cost of health care were assumed to be 7.9% for 2026 decreasing each year to an ultimate rate of 4.0% in 2050 and thereafter.
During 2025, the Company made contributions of $24.3 million to its domestic defined benefit pension plans and $12.9 million to its domestic postretirement benefits plan. During 2026, the Company currently expects to make contributions of $23.8 million to its domestic defined benefit pension plans, $0.8 million to its foreign defined benefit pension plans and $4.7 million to its domestic postretirement benefits plan.
PLAN INVESTMENTS – Murphy Oil Corporation maintains an Investment Policy Statement that establishes investment standards related to its funded domestic qualified retirement plan. Our investment strategy is to maximize long-term returns at an acceptable level of risk through broad diversification of plan assets in a variety of asset classes. Asset classes and target allocations are determined by our investment committee and include equities, fixed income and other investments, including hedge funds, real estate and cash equivalent securities. Investment managers are prohibited from investing in equity or fixed income securities issued by the Company. The majority of plan assets are highly liquid, providing flexibility for benefit payment requirements. The current target allocations for plan assets are 40-75% equity securities, 20-60% fixed

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Employee and Retiree Benefit Plans (Continued)

income securities, 0-15% alternatives and 0-20% cash and equivalents. Asset allocations are rebalanced on a periodic basis throughout the year to bring assets to within an acceptable range of target levels.
The weighted average asset allocation for the Company’s funded pension benefit plans at the respective balance sheet dates are shown in the following table.

	December 31,
	2025	2024
Equity securities	45.2%	57.3%
Fixed income securities	42.7%	36.2%
Alternatives	7.4%	3.7%
Cash equivalents	4.7%	2.8%
	100.0%	100.0%
The Company’s weighted average expected return on plan assets was 7.3% in 2025 and the return was determined based on an assessment of actual long-term historical returns and expected future returns for a portfolio with investment characteristics similar to that maintained by the plans. The 7.3% expected return was comprised of the weighted average expected future equity securities return of 7.6% and a fixed income securities return of 5.0%. An average expected investment expense of 0.5% is included in this calculation. Over the last 10 years, the return on funded retirement plan assets has averaged 4.1%.
At December 31, 2025, the fair value measurements of retirement plan assets within the fair value hierarchy are included in the table that follows.

		Fair Value Measurements Using
(Thousands of dollars)	Fair Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic Plans
Equity securities:
U.S. core equity	$83,956	$73,999	$—	$9,957
U.S. small/midcap	56,699	56,699	—	—
Other alternative strategies	21,032	—	—	21,032
International equity	27,772	27,772	—	—
Emerging market equity	13,518	13,518	—	—
Fixed income securities:
U.S. fixed income	186,995	119,205	67,790	—
International commingled trust fund	7,047	—	7,047	—
Cash and equivalents	19,779	19,779	—	—
Total Domestic Plans	416,798	310,972	74,837	30,989
Foreign Plans
Equity securities funds	13,946	—	13,946	—
Fixed income securities funds	30,986	—	30,986	—
Diversified pooled fund	42,124	—	42,124	—
Other	18,454	—	532	17,922
Cash and equivalents	4,771	—	4,771	—
Total Foreign Plans	110,281	—	92,359	17,922
Total	$527,079	$310,972	$167,196	$48,911

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
For domestic plans, U.S. core, small/midcap, international, emerging market equity securities and U.S. treasury securities are valued based on quoted prices in active markets. For commercial paper securities, the prices received generally utilize observable inputs in the pricing methodologies. Other alternative strategies funds consist of four investments. The Company's domestic level 3 investments primarily relate to funds which invest primarily in U.S. middle-market companies using various types of credit instruments.
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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note J – Employee and Retiree Benefit Plans (Continued)

The effects of fair value measurements using significant unobservable inputs on changes in Level 3 plan assets are outlined below:

(Thousands of dollars)	Hedged Funds and Other Alternative Strategies
Total at December 31, 2023	$24,454
Actual return (loss) on plan assets [1]:
Relating to assets held at the reporting date	(3,574)
Purchases, sales and settlements	(2,865)
Total at December 31, 2024	18,015
Actual return on plan assets [1]:
Relating to assets held at the reporting date	2,394
Purchases, sales and settlements	28,502
Total at December 31, 2025	$48,911
1 Gains and losses on Level 3 plan assets are recognized in the Consolidated Statements of Comprehensive Income (Loss) under the caption "Retirement and postretirement benefit plans.”
401(K) PLANS - Most full-time U.S. employees of the Company may participate in a 401(k) or similar savings plans by allotting up to a specified percentage of their base pay. The Company matches contributions at a stated percentage of each employee’s plan, with a maximum match of 6.0%. Amounts charged to expense for the Company’s match to these plans were $9.1 million in 2025, $8.7 million in 2024 and $8.5 million in 2023.
Note K – Financial Instruments and Risk Management
DERIVATIVE INSTRUMENTS – Murphy uses derivative instruments, such as swaps and zero-cost commodity price collar contracts, to manage certain risks related to commodity prices, foreign currency exchange rates and interest rates. The use of derivative instruments for risk management is covered by operating policies and is closely monitored by the Company’s senior management. The Company does not hold any derivatives for speculative purposes, and it does not use derivatives with leveraged or complex features. Derivative instruments are traded with creditworthy major financial institutions or over national exchanges, such as the NYMEX. The Company has a risk management control system to monitor commodity price risks and any derivatives obtained to manage a portion of such risks. For accounting purposes, the Company has not designated commodity and foreign currency derivative contracts as hedges, and therefore, it recognizes all gains and losses on these derivative contracts in its Consolidated Statements of Operations.
Commodity Price Risks
The Company is subject to commodity price risk related to products it produces and sells. During 2025 and 2024 the Company entered into natural gas swap contracts. Under the swap contracts, which mature monthly, the Company pays the average monthly price in effect and receives the fixed contract price on a notional amount of sales volume, thereby fixing the price for the commodity sold.
During 2025, the Company entered into natural gas swap contracts that matured by December 31, 2025. The Company did not have any outstanding natural gas derivative contracts at year end. Volumes per day and the weighted average prices for these contracts were as follows:

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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note K – Financial Instruments and Risk Management (Continued)

During 2024, the Company entered into natural gas swap contracts that were effective in 2025. At December 31, 2024, volumes per day associated with outstanding natural gas derivative contracts and the weighted average prices for these contracts were as follows:

NYMEX Henry Hub	Area	Commodity	Volumes MMCF/d	Price/MCF	Start Date	End Date
Fixed price derivative swap	United States	Natural gas	20	$3.20	1/1/2025	1/31/2025
Foreign Currency Exchange Risks
The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. The Company had no foreign currency exchange short-term derivative instruments outstanding as of December 31, 2025 and 2024.
At December 31, 2025 and 2024, the fair value of derivative instruments not designated as hedging instruments are presented in the following table. See also Note O.

(Thousands of dollars)	Asset (Liability) Derivatives Fair Value at December 31,
Type of Derivative Contract	Balance Sheets Location	2025	2024
Commodity swaps	Accounts payable	$—	(1,707)
The gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments for each of the three years presented are shown in the following table.

		Gain (Loss)
(Thousands of dollars)		Year Ended December 31,
Type of Derivative Contract	Statements of Operations Locations	2025	2024	2023
Commodity swaps	Gain (loss) on derivative instruments	$5,927	$(1,707)	$—
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

Note L – Net Income (Loss) Per Common Share
Net income attributable to Murphy was used as the numerator in computing both basic and diluted income per common share for each of the three years presented. The following table reconciles the weighted-average shares outstanding used for these computations.

(Weighted-average shares, except per share amounts)	2025	2024	2023
Basic method	143,124,118	150,011,458	155,233,560
Dilutive restricted stock units	901,204	1,015,894	1,412,869
Diluted method	144,025,322	151,027,352	156,646,429
NET INCOME (LOSS) PER COMMON SHARE – BASIC
Continuing operations	$0.73	$2.73	$4.27
Discontinued operations	—	(0.02)	(0.01)
Net income	$0.73	$2.71	$4.26
NET INCOME (LOSS) PER COMMON SHARE – DILUTED
Continuing operations	$0.72	$2.72	$4.23
Discontinued operations	—	(0.02)	(0.01)
Net income	$0.72	$2.70	$4.22
Note M – Other Financial Information
Gain (Loss) from Foreign Currency Transactions
Net gains (losses) from foreign currency transactions, including the effects of foreign currency contracts, included in the Consolidated Statements of Operations were $29.4 million loss in 2025, $45.4 million gain in 2024 and $10.8 million loss in 2023.
Supplemental Information to Statements of Cash Flows

(Thousands of dollars)	2025	2024	2023
Net (increase) decrease in operating working capital, excluding cash and cash equivalents:
(Increase) decrease in accounts receivable	$(75,437)	$71,081	$47,151
(Increase) decrease in inventories	(1,461)	1,327	329
(Increase) decrease in prepaid expenses	539	1,192	(1,293)
Increase (decrease) in accounts payable and accrued liabilities [1]	3,101	3,287	(140,011)
Increase (decrease) in income taxes payable	(794)	(2,004)	(5,537)
Net (increase) decrease in noncash working capital	$(74,052)	$74,883	$(99,361)

Supplementary disclosures:
Interest paid, net of amounts capitalized of $8.8 million in 2025, $11.4 million in 2024 and $14.5 million in 2023	88,119	78,806	108,912

Non-cash investing activities:
Asset retirement costs capitalized	$9,629	$47,233	$32,975
(Increase) decrease in capital expenditure accrual	(98,778)	(5,935)	17,517
1  Excludes receivable/payable balances relating to mark-to-market of derivative instruments.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Note N – Accumulated Other Comprehensive Loss
The components of ”Accumulated other comprehensive loss” on the Consolidated Balance Sheets for the periods presented and the changes during the respective periods are shown net of taxes in the following table.

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)	Retirement and Postretirement Benefit Plan Adjustments		Total
Balance at December 31, 2023	$(381,632)	$(139,485)		$(521,117)
2024 components of other comprehensive income (loss):
Before reclassifications to income	(134,692)	23,713		(110,979)
Reclassifications to income	—	4,024	¹	4,024
Net other comprehensive income	(134,692)	27,737		(106,955)
Balance at December 31, 2024	(516,324)	(111,748)		(628,072)
2025 components of other comprehensive income (loss):
Before reclassifications to income	73,993	(3,633)		70,360
Reclassifications to income	—	3,485	¹	3,485
Net other comprehensive income (loss)	73,993	(148)		73,845
Balance at December 31, 2025	$(442,331)	$(111,896)		$(554,227)
1 Reclassifications before taxes of $4.2 million and $5.4 million are included in the computation of net periodic benefit expense in 2025 and 2024, respectively. See Note J for additional information. Related income taxes of $0.7 million and $1.4 million are included in income tax expense in 2025 and 2024, respectively.
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
The fair value measurements for these assets and liabilities for the respective periods presented are shown in the following table.

	December 31, 2025				December 31, 2024
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Liabilities:
Nonqualified employee savings plan	$22,205	$—	$—	$22,205	$19,469	$—	$—	$19,469
Commodity swaps	—	—	—	—	—	1,707	—	1,707
	$22,205	$—	$—	$22,205	$19,469	$1,707	$—	$21,176
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
As of December 31, 2025, there were no outstanding commodity (NYMEX Henry Hub natural gas) swaps subject to fair value measurement. The liabilities associated with these contacts have been finalized as of December 31, 2025 and were based on realized NYMEX Henry Hub pricing. The commodity swaps liability as of December 31, 2024 was $1.7 million and recorded as “Accounts payable” in the Consolidated Balance Sheets. The fair value of

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note O – Assets and Liabilities Measured at Fair Value (Continued)

the commodity swaps was based on active market quotes for NYMEX Henry Hub natural gas. The before tax income effect of changes in fair value of natural gas derivative contracts was recorded in “Gain (loss) on derivative instruments” in the Consolidated Statements of Operations.
The Company was previously exposed to contingent consideration payments related to a prior asset purchase agreement, which required additional payments contingent on specified revenue thresholds and project milestones being met. At December 31, 2022, the Company’s liabilities were finalized and no longer subject to fair value measurement. Final cash payment was made in 2023 and was recorded to “Contingent consideration payment“ in the Consolidated Statements of Cash Flows.
The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. There were no offsetting positions recorded at December 31, 2025 and 2024.
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2025 and 2024. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, all of which had fair values approximating carrying amounts. The fair value of current and long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. Substantially all of the Company’s long-term debt is actively traded in open markets, and accordingly, is classified as Level 1 in the fair value hierarchy. The Company has off-balance sheet exposures relating to certain letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was minimal.

	December 31,
	2025		2024
(Thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Current and long-term debt	$1,385,080	$1,326,101	$1,275,374	$1,185,961
Fair Values – Nonrecurring
Impairment expenses of $115.0 million and $62.9 million were incurred in 2025 and 2024, respectively. In 2025, an impairment charge of $115.0 million ($92.0 million excluding NCI) was recorded for the Dalmatian field, in the Gulf of America, as certain projects in the field were less competitive for capital allocation. In 2024, an impairment charge of $34.5 million was recorded for the Calliope field and an impairment charge of $28.4 million was recorded for the Nearly Headless Nick field, in the Gulf of America. Both impairment charges were due to operational issues that led to reserve reductions.
The fair values were determined by internal discounted cash flow models using estimates of future production, prices, costs and discount rates believed to be consistent with those used by principal market participants in the applicable region.
The fair value information associated with the impaired properties is presented in the following tables.

	Year Ended December 31, 2025
				Net Book Value Prior to Impairment	Total Pretax Impairment
	Fair Value
(Thousands of dollars)	Level 1	Level 2	Level 3
Assets:
Impaired proved properties
United States - Offshore	$—	$—	$42,397	$157,399	$115,002

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note O – Assets and Liabilities Measured at Fair Value (Continued)

	Year Ended December 31, 2024
				Net Book Value Prior to Impairment	Total Pretax Impairment
	Fair Value
(Thousands of dollars)	Level 1	Level 2	Level 3
Assets:
Impaired proved properties
United States - Offshore	$—	$—	$501	$63,410	$62,909
Note P – Commitments
The Company has operating, production handling and transportation service agreements for oil and/or natural gas operations in the U.S. and Canada Onshore. The U.S. Onshore and U.S. Offshore transportation contracts require minimum monthly payments through 2045, while the Canada Onshore transportation contracts call for minimum monthly payments through 2051. In the U.S. and Canada Onshore, future required minimum annual payments for the next five years are $132.8 million in 2026, $107.3 million in 2027, $97.6 million in 2028, $66.3 million in 2029 and $45.8 million in 2030. Under certain circumstances, the Company is required to pay additional amounts depending on the actual hydrocarbon quantities processed under the agreement.
Commitments for Vietnam in Other Offshore include future operating agreements for production activities. Annual payments for the next five years are $23.6 million in 2026, $23.1 million in 2027, $24.0 million in 2028, $23.9 million in 2029 and $24.2 million in 2030.
Commitments for capital expenditures were approximately $551.2 million at December 31, 2025, primarily consisting of $245.3 million for the Gulf of America, $82.6 million for the Eagle Ford Shale, $49.8 million for Canada, $127.5 million for Vietnam, and $45.0 million in for Côte d’Ivoire.
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
Note Q – Environmental and Other Contingencies (Continued)

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
In recent years, there has been an increase in regulatory oversight of the oil and gas industry at the state and federal level, with a focus on climate change and GHG emissions (including methane emissions). For example, in March 2024, the EPA published its final rule regulating methane and volatile organic compounds emissions in the oil and gas industry which, among other things, requires periodic inspections to detect leaks (and subsequent repairs), places stringent restrictions on venting and flaring of methane, and establishes a program whereby third parties can monitor and report large methane emissions to the EPA. However, the EPA has since published a final rule extending several compliance deadlines associated with the new methane rules. In November 2024, the EPA published its final rule implementing a charge on large emitters of waste methane from the oil and gas sector. This rule, however, was disapproved by a joint Congressional resolution in March 2025, and the OBBBA passed in July 2025 extended the imposition of the waste emission charge until 2034. In addition, an international climate agreement (the Paris Agreement) was agreed to at the 2015 United Nations Framework Convention on Climate Change in Paris, France. In January 2025, the United States submitted formal notification to the United Nations that it intends to withdraw from the Paris Agreement. Pursuant to the terms of the Paris Agreement, the withdrawal came into effect on January 27, 2026. In September 2025, the EPA announced a proposal to end the GHGRP for all sectors except petroleum and natural gas systems (excluding reporting for natural gas distribution, which would also be eliminated under the proposal). Reporting for petroleum and natural gas systems under the GHGRP would be deferred until 2034 under the proposal. On January 7, 2026, the Trump Administration issued an executive order directing United States executive agencies to cease participation in and withdraw from the United Nations Framework Convention on Climate Change. On February 12, 2026, the EPA announced the repeal of its 2009 “Endangerment Finding” under the Clean Air Act, which found that GHGs endanger the public health and welfare of current and future generations and emissions of GHGs from motor vehicles contribute to GHG pollution. The repeal calls into question the EPA’s authority to regulate GHGs, as well as the EPA’s prior scientific assessment of climate change risks. Litigation regarding the repeal is anticipated and it is unclear how the repeal will impact the EPA’s regulation of GHG emissions going forward. While presidential administrations may modify, revise or repeal rules related to climate change and GHG emissions, the general trend has been towards stricter regulation over time. Further, many states have adopted or are considering regulations related to GHG emissions.
The Company currently owns or leases and has in the past owned or leased properties at which hazardous substances have been or are being handled. Hazardous substances may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under Murphy’s control. Under existing laws, the Company could be required to investigate, remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to investigate and clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination. Certain of these historical properties are in various stages of negotiation, investigation, and/or cleanup, and the Company is investigating the extent of any such liability and the availability of applicable defenses. The Company has retained certain liabilities related to environmental matters at formerly owned U.S. refineries that were sold in 2011. The Company also obtained insurance covering certain levels of environmental exposures related to past operations of these refineries. Murphy USA Inc. has retained any environmental exposure associated with Murphy’s former U.S. marketing operations that were spun-off in August 2013. The Company believes costs related to these sites will not have a material adverse effect on Murphy’s net income, financial condition or liquidity in a future period. Depending on the evolution of laws, regulations and litigation outcomes relating to climate change, there can be no guarantee that climate change

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Note Q - Environmental and Other Contingencies (Continued)
litigation will not in the future materially adversely affect our results of operations, cash flows and financial condition.
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
Note R – Common Stock Issued and Outstanding
Activity in the number of shares of common stock issued and outstanding for each of the three years presented is shown below.

(Number of shares outstanding)	2025	2024	2023
Beginning of year	145,845,124	152,748,642	155,467,319
Stock options exercised [1]	—	—	2,657
Restricted stock awards [1]	553,478	1,105,268	689,824
Treasury shares purchased	(3,613,450)	(8,008,786)	(3,411,158)
End of year	142,785,152	145,845,124	152,748,642
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
During the year ended December 31, 2025, the Company repurchased 3.6 million shares of its common stock under the share repurchase program for $100.0 million ($100.8 million including excise taxes and fees). As of December 31, 2025, the Company had $550.1 million of its common stock remaining available to repurchase under the program.
The share repurchase program is a component of the Company’s capital allocation framework, the details of which can be found as part of the Company’s Form 8-K filed on August 4, 2022 and Form 8-K filed on August 8, 2024.
Note S – Business Segments
Murphy’s reportable segments are organized into geographic areas of operations. The Company’s E&P activity is subdivided into segments for the U.S., Canada and all other countries. Each of these segments derive revenues primarily from the sale of crude oil, NGLs and/or natural gas. The Company’s management team and Chief Operating Decision Maker (CODM) evaluates segment performance based on income (loss) from operations, excluding interest income and interest expense, and allocates financial and capital resources for each segment predominantly in the annual budget and forecasting process. The CODM also considers budget-to-actual variances on a monthly basis for the performance measure when making decisions about allocating capital and personnel to the segments. Murphy’s President and Chief Executive Officer, Eric M. Hambly, acts as the CODM.
Customers that accounted for 10% or more of the Company’s sales revenue for each of the below three years ended December 31, are shown below.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Note S – Business Segments (Continued)

	2025	2024	2023
Chevron Corporation	19%	13%	16%
ExxonMobil Corporation	12%	20%	27%
Phillips 66	N/A	10%	N/A
Due to the quantity of active oil and natural gas purchasers in the markets where it produces hydrocarbons, the Company does not foresee any difficulty with selling its hydrocarbon production at fair market prices.
No assets were held for sale as of December 31, 2025 and 2024. The Company has accounted for its former U.K., Malaysia and U.S. refining and marketing operations as discontinued operations for all periods presented.
Information about business segments and geographic operations is reported in the following tables. For geographic purposes, revenues are attributed to the country in which the sale occurs. Corporate includes interest income, other gains and losses, interest expense and unallocated overhead and is shown in the tables to reconcile the business segments to consolidated totals.
“Other segment costs (income)” below are those items that are included in Segment income (loss) but are not regularly provided to the CODM or are reported to the CODM but are not considered to be significant segment expenses. “Other segment costs (income)” for the years presented included certain pension amortization costs allocated to the reportable segments, and dividend income from short-term investment accounts attributed to the Canada segment.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Note S – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate, and Discontinued Operations	Consolidated Total
Year ended December 31, 2025
Revenue from production	$2,153.9	$530.2	$5.7	$2,689.8	$—	$2,689.8
Gain on sales of assets and other operating income	5.9	1.7	10.0	17.6	13.8	31.4
Total revenues and other income	2,159.8	531.9	15.7	2,707.4	13.8	2,721.2
Lease operating expenses
Lease operating expenses and taxes other than income	391.4	178.9	2.5	572.8	—	572.8
Repair and maintenance	60.8	5.1	—	65.9	—	65.9
Workovers	124.9	1.6	—	126.5	—	126.5
Total lease operating expenses	577.1	185.6	2.5	765.2	—	765.2
Severance and ad valorem taxes	37.7	1.5	—	39.2	—	39.2
Transportation, gathering and processing	107.0	92.7	—	199.7	—	199.7
Selling and general expenses	13.7	23.7	8.8	46.2	91.1	137.3
Exploration expenses
Geological and geophysical	27.2	0.1	8.7	36.0	—	36.0
Dry holes and previously suspended exploration costs	(0.9)	—	31.0	30.1	—	30.1
Other exploratory costs, including undeveloped lease amortization and delay lease rentals	14.7	0.3	30.6	45.6	—	45.6
Total exploration expenses	41.0	0.4	70.3	111.7	—	111.7
Depreciation, depletion and amortization	822.1	144.8	2.5	969.4	8.4	977.8
Impairment of assets	115.0	—	—	115.0	—	115.0
Accretion of asset retirement obligations	46.6	10.3	0.7	57.6	0.1	57.7
Other operating expenses (income)	10.8	1.8	(0.9)	11.7	2.2	13.9
Interest income	(1.7)	—	—	(1.7)	(11.8)	(13.5)
Interest expense, net of capitalization	0.1	0.1	0.2	0.4	95.7	96.1
Income tax expense (benefit)
Current income tax expense (benefit)	0.8	10.6	0.3	11.7	(1.8)	9.9
Deferred income tax expense (benefit)	76.9	4.0	(2.4)	78.5	(43.8)	34.7
Total income tax expense (benefit)	77.7	14.6	(2.1)	90.2	(45.6)	44.6
Other segment costs	4.2	1.6	0.3	6.1	31.6	37.7
Segment income (loss) - including NCI [1]	$308.5	$54.8	$(66.6)	$296.7	$(157.9)	$138.8

Additions to property, plant, equipment	$763.5	$152.5	$180.9	$1,096.9	$21.2	$1,118.1
Total assets at year-end	6,771.3	2,000.0	598.1	9,369.4	463.2	9,832.6
1 Includes results attributable to the noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Note S – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate, and Discontinued Operations	Consolidated Total
Year ended December 31, 2024
Revenue from production	$2,503.8	$504.5	$6.6	$3,014.9	$—	$3,014.9
Sales of purchased natural gas	—	3.7	—	3.7	—	3.7
Gain on sales of assets and other operating income	4.5	1.5	—	6.0	3.9	9.9
Total revenues and other income	2,508.3	509.7	6.6	3,024.6	3.9	3,028.5
Lease operating expenses
Lease operating expenses and taxes other than income	471.3	176.8	1.6	649.7	—	649.7
Repair and maintenance	63.7	4.8	—	68.5	—	68.5
Workovers	214.9	3.9	—	218.8	—	218.8
Total lease operating expenses	749.9	185.5	1.6	937.0	—	937.0
Severance and ad valorem taxes	37.8	1.4	—	39.2	—	39.2
Transportation, gathering and processing	130.9	79.9	—	210.8	—	210.8
Costs of purchased natural gas	—	3.1	—	3.1	—	3.1
Selling and general expenses	(3.3)	20.4	6.7	23.8	89.1	112.9
Exploration expenses					—
Geological and geophysical	14.4	0.2	12.6	27.2	—	27.2
Dry holes and previously suspended exploration costs	70.9	—	2.3	73.2	—	73.2
Other exploratory costs, including undeveloped lease amortization and delay lease rentals	10.9	0.3	21.9	33.1	—	33.1
Total exploration expenses	96.2	0.5	36.8	133.5	—	133.5
Depreciation, depletion and amortization	709.2	146.0	1.7	856.9	8.9	865.8
Impairment of assets	62.9	—	—	62.9	—	62.9
Accretion of asset retirement obligations	43.1	8.6	0.7	52.4	0.1	52.5
Other operating expenses (income)	9.3	2.8	2.1	14.2	(3.2)	11.0
Interest income	(22.0)	—	—	(22.0)	(12.2)	(34.2)
Interest expense, net of capitalization	0.2	0.4	0.2	0.8	105.1	105.9
Income tax expense (benefit)
Current income tax expense (benefit)	1.5	3.2	0.2	4.9	0.9	5.8
Deferred income tax expense (benefit)	123.8	8.8	(31.2)	101.4	(28.9)	72.5
Total income tax expense (benefit)	125.3	12.0	(31.0)	106.3	(28.0)	78.3
Other segment costs (income)	6.9	0.1	0.3	7.3	(44.0)	(36.7)
Segment income (loss) - including NCI [1]	$561.9	$49.0	$(12.5)	$598.4	$(111.9)	$486.5

Additions to property, plant, equipment	$601.7	$137.9	$71.8	$811.4	$29.2	$840.6
Total assets at year-end	6,953.8	1,919.8	302.0	9,175.6	491.9	9,667.5
1 Includes results attributable to the noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Note S – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate, and Discontinued Operations	Consolidated Total
Year ended December 31, 2023
Revenue from production	$2,921.8	$443.8	$11.0	$3,376.6	$—	$3,376.6
Sales of purchased natural gas	—	72.2	—	72.2	—	72.2
Gain on sales of assets and other operating income	6.5	1.5	—	8.0	3.3	11.3
Total revenues and other income	2,928.3	517.5	11.0	3,456.8	3.3	3,460.1
Lease operating expenses
Lease operating expenses and taxes other than income	532.3	144.7	1.9	678.9	—	678.9
Repair and maintenance	53.2	5.0	—	58.2	—	58.2
Workovers	45.2	2.1	—	47.3	—	47.3
Total lease operating expenses	630.7	151.8	1.9	784.4	—	784.4
Severance and ad valorem taxes	41.4	1.4	—	42.8	—	42.8
Transportation, gathering and processing	157.0	76.0	—	233.0	—	233.0
Costs of purchased natural gas	—	51.7	—	51.7	—	51.7
Selling and general expenses	11.8	16.5	9.4	37.7	81.2	118.9
Exploration expenses					—
Geological and geophysical	6.6	0.1	19.4	26.1	—	26.1
Dry holes and previously suspended exploration costs	153.1	—	16.7	169.8	—	169.8
Other exploratory costs, including undeveloped lease amortization and delay lease rentals	14.9	0.4	23.6	38.9	—	38.9
Total exploration expenses	174.6	0.5	59.7	234.8	—	234.8
Depreciation, depletion and amortization	706.0	142.2	2.3	850.5	11.0	861.5
Accretion of asset retirement obligations	37.8	7.8	0.4	46.0	0.1	46.1
Other operating expenses (income)	27.2	15.5	8.1	50.8	(4.4)	46.4
Interest income	(3.3)	—	—	(3.3)	(9.3)	(12.6)
Interest expense, net of capitalization	0.1	0.2	0.2	0.5	111.9	112.4
Income tax expense (benefit)
Current income tax expense (benefit)	3.1	3.7	0.6	7.4	8.8	16.2
Deferred income tax expense (benefit)	229.6	7.5	(6.7)	230.4	(50.6)	179.8
Total income tax expense (benefit)	232.7	11.2	(6.1)	237.8	(41.8)	196.0
Other segment costs	7.2	1.1	0.6	8.9	12.1	21.0
Segment income (loss) - including NCI [1]	$905.1	$41.6	$(65.5)	$881.2	$(157.5)	$723.7

Additions to property, plant, equipment	$671.3	$206.2	$13.1	$890.6	$24.2	$914.8
Total assets at year-end	7,107.0	2,080.0	213.3	9,400.2	366.5	9,766.7
1 Includes results attributable to the noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Note S – Business Segments (Continued)

Geographic Information	Certain long-lived assets at December 31 [1]
(Millions of dollars)	United States	Canada	Other	Total
2025	$6,236.8	$1,460.6	$438.9	$8,136.3
2024	6,415.9	1,389.5	249.2	8,054.6
2023	6,555.0	1,497.3	172.8	8,225.1
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
Remaining lease terms range from 1 year to 15 years, some of which may include options to extend leases for multi-year periods and others which include options to terminate the leases within 1 month.
Options to extend lease terms are at the Company’s discretion. Early lease terminations are a combination of Company discretion and mutual agreement between the Company and the lessor. Purchase options also exist for certain leases.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note T – Leases (Continued)

Related Expenses
Expenses related to finance and operating leases (both short-term and long-term) included in the Consolidated Financial Statements are as follows.

		Year Ended December 31,
(Thousands of dollars)	Financial Statements Category	2025	2024
Operating lease [1,2]	Lease operating expenses	$342,520	$411,303
Operating lease [2]	Transportation, gathering and processing	8,308	16,117
Operating lease [2]	Selling and general expenses	10,405	10,990
Operating lease [2]	Other operating expense	467	6,622
Operating lease [2]	Exploration expenses	14,335	38,974
Operating lease [2]	Property, plant and equipment	175,400	277,170
Operating lease [2]	Asset retirement obligations	85,690	10
Finance lease
Amortization of asset	Depreciation, depletion and amortization	1,026	855
Interest on lease liabilities	Interest expense, net	229	193
Sublease income	Other income	(240)	(1,143)
Net lease expense		$638,140	$761,091
1  Variable lease expenses. For the years ended December 31, 2025 and 2024, included variable lease expenses of $34.6 million and $42.3 million, respectively, primarily related to operating costs at a natural gas processing plant in our Canada Onshore business.
2 Short-term leases due within 12 months. The table below shows amounts included in the Consolidated Financial Statements related to short-term leases due within 12 months. These expenses primarily related to drilling rigs and other oil and natural gas field equipment.

(Thousands of dollars)	Year Ended December 31,
Financial Statements Category	2025	2024
Lease operating expenses	$159,746	$236,402
Transportation, gathering and processing	8,308	12,993
Selling and general expenses	1,918	772
Other operating expense	16	6,230
Exploration expenses	13,211	38,500
Property, plant and equipment	96,909	97,104
Asset retirement obligations	65,418	10
Total short-term lease expense	$345,526	$392,011
Maturity of Lease Liabilities

(Thousands of dollars)	Operating Leases	Finance Leases	Total
2026	$315,609	$3,302	$318,911
2027	146,130	3,302	149,432
2028	63,009	3,302	66,311
2029	60,214	2,491	62,705
2030	58,445	1,885	60,330
Remaining	366,321	774	367,095
Total future minimum lease payments	1,009,728	15,056	1,024,784
Less imputed interest	(193,121)	(2,402)	(195,523)
Present value of lease liabilities [1]	$816,607	$12,654	$829,261
1 Includes both the current and long-term portion of the lease liabilities.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
Note T – Leases (Continued)

Lease Term and Discount Rate

	December 31, 2025	December 31, 2024
Weighted average remaining lease term:
Operating leases	7 years	8 years
Finance leases	5 years	6 years
Weighted average discount rate:
Operating leases	5.5%	5.7%
Finance leases	5.4%	4.9%
Other Information

	Year Ended December 31,
(Thousands of dollars)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$258,564	$328,847
Operating cash flows from finance leases	339	311
Financing cash flows from finance leases	1,238	665
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases ¹	$247,566	$349,312
Finance leases [2]	8,845	1,749
1  For the year ended December 31, 2025, right-of-use assets, obtained in exchange for operating lease liabilities, primarily included $153.7 million for a drill ship operating lease extension used in our U.S. Offshore business and $72.2 million for a drilling rig and two support vessels in our Vietnam business. December 31, 2024 included $254.1 million for a drill ship operating lease extension in our U.S. Offshore business and $52.7 million related to two drilling rigs and several natural gas compressors in our U.S. Onshore business.
2 For the year ended December 31, 2025, right-of-use assets obtained in exchange for finance lease liabilities primarily included $8.8 million related to computing equipment in the U.S.
Note U – Subsequent Event
On January 28, 2026, the Board of Directors of Murphy Oil Corporation (NYSE: MUR) declared a quarterly cash dividend on the Common Stock of Murphy Oil Corporation of $0.35 per share, which on an annualized basis would be $1.40 per share. The dividend is payable on March 2, 2026, to stockholders of record as of February 17, 2026.
In January 2026, the Company completed a series of transactions regarding its long-term debt arrangements and RCF. In particular, the Company closed a public offering of $500.0 million aggregate principal amount of its 2034 Notes, used the proceeds to redeem an aggregate $227.5 million of its outstanding 2027 Notes and 2028 Notes, repaid $100.0 million that was outstanding on the previous RCF, as of December 31, 2025, and expects to use the remaining proceeds to cover transaction-related fees and expenses and for general corporate purposes. In addition, the Company entered into an amendment to its credit agreement which increased its RCF capacity from $1.35 billion to $2.0 billion and extended the term of the agreement to 2031. See Note F for additional information on these transactions.
Subsequent to the balance sheet date, the Company announced oil discoveries at the Cello #1 (Mississippi Canyon 385) and Banjo #1 (Mississippi Canyon 385) exploration wells in the Gulf of America and dry holes at the Civette-1X (Block CI-502) and Caracal-1X (Block CI-102) exploration wells in Côte d’Ivoire. A portion of the Civette-1X dry hole charge was recorded in 2025. The remainder of Civette-1X and all charges related to the Caracal-1X well will be recorded in the first quarter of 2026. See Note D for additional information.

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
SCHEDULE 1 – SUMMARY OF TOTAL PROVED EQUIVALENT RESERVES
SCHEDULE 2 – SUMMARY OF PROVED CRUDE OIL RESERVES
SCHEDULE 3 – SUMMARY OF PROVED NATURAL GAS LIQUIDS RESERVES
SCHEDULE 4 – SUMMARY OF PROVED NATURAL GAS RESERVES
Reserves of oil and natural gas are estimated by the Company’s or independent engineers and are adjusted to reflect contractual arrangements and royalty rates in effect at the end of each year. Many assumptions and judgments are required to estimate reserves. Reserve estimates and future cash flows are based on the average market prices for sales of oil and natural gas on the first calendar day of each month during the year. The average prices used for 2025 were $65.34 per BBL for crude oil (WTI) and $3.39 per MCF for natural gas (Henry Hub). The average prices used for 2024 were $75.48 per BBL for crude oil (WTI) and $2.13 per MCF for natural gas (Henry Hub). The average prices used for 2023 were $78.22 per BBL for crude oil (WTI) and $2.64 per MCF for natural gas (Henry Hub). Reported quantities are subject to future revisions, some of which may be substantial, as additional information becomes available from reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors.
Murphy’s estimations for proved reserves were generated through the integration of available geoscience, engineering, and economic data (including hydrocarbon prices, operating costs, and development costs) and commercially available technologies to establish “reasonable certainty” of economic producibility. Estimates are presented in millions of barrels of oil equivalents and dollars and billions of cubic feet rounded to one decimal. As defined by the SEC, reasonable certainty of proved reserves describes a high degree of confidence that the quantities will be recovered. In estimating proved reserves, Murphy uses common industry-accepted methods for subsurface evaluations, including performance, volumetric and analog-based studies. Where appropriate, Murphy includes reliable geologic and engineering technology to estimate proved reserves. Reliable geologic and engineering technology is a method or combination of methods that are field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. This integrated approach increases the quality of and confidence in Murphy’s proved reserves estimates. The approach was utilized in certain undrilled acreage at distances greater than the directly offsetting development spacing areas and in certain reservoirs developed with the application of improved recovery techniques. Murphy utilized a combination of 3D seismic interpretation, core analysis, wellbore log measurements, well test data, historic production and pressure data and commercially available seismic processing and numerical reservoir simulation programs. Reservoir parameters from analogous reservoirs were used to strengthen the reserves estimates when available.
Production quantities shown are net volumes withdrawn from reservoirs. These may differ from sales quantities due to inventory changes, volumes consumed for fuel and/or shrinkage from the extraction of NGLs.
All oil and natural gas reserves are from consolidated subsidiaries (including NCI) and proportionately consolidated joint ventures. The Company has no proved reserves attributable to investees accounted for by the equity method.

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
Schedule 7 also presents the principal reasons for change in the standardized measure of discounted future net cash flows for each of the three years ended December 31, 2025.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 1 – Summary of Total Proved Equivalent Reserves Based on Average Prices for 2022 – 2025

	Equivalents
(Millions of barrels of oil equivalent)	Total	United States	Canada	Other
Proved developed and undeveloped reserves:
December 31, 2022	715.4	357.0	357.8	0.6
Revisions of previous estimates	(13.3)	(13.3)	0.2	(0.2)
Improved recovery	0.4	—	0.4	—
Extensions and discoveries	112.6	12.7	87.3	12.6
Sale of properties	(5.2)	—	(5.2)	—
Production	(70.4)	(45.3)	(25.0)	(0.1)
December 31, 2023	739.5	311.1	415.5	12.9
Revisions of previous estimates	14.3	8.1	6.3	(0.1)
Improved recovery	11.3	11.3	—	—
Extensions and discoveries	31.4	16.0	15.4	—
Production	(67.5)	(39.1)	(28.3)	(0.1)
December 31, 2024	729.0	307.4	408.9	12.7
Revisions of previous estimates	26.0	18.0	7.1	0.9
Extensions and discoveries	43.0	4.9	38.1	—
Purchases of properties	4.3	4.3	—	—
Sale of properties	(3.4)	(3.4)	—	—
Production	(68.9)	(39.3)	(29.5)	(0.1)
December 31, 2025 ¹	730.0	291.9	424.6	13.5
Proved developed reserves:
December 31, 2022	436.0	264.2	171.3	0.5
December 31, 2023	425.5	223.2	202.0	0.3
December 31, 2024	436.2	218.9	217.1	0.2
December 31, 2025 ²	418.9	197.8	220.9	0.2
Proved undeveloped reserves:
December 31, 2022	279.4	92.8	186.5	0.1
December 31, 2023	314.0	87.9	213.5	12.6
December 31, 2024	292.8	88.5	191.8	12.5
December 31, 2025 ³	311.1	94.1	203.7	13.3
1  Total and United States includes proved reserves of 15.0 MMBOE, consisting of 13.9 MMBBL of oil, 0.4 MMBBL of NGLs and 4.2 BCF of natural gas attributable to the noncontrolling interest in MP GOM.
2 Total and United States includes proved developed reserves of 13.1 MMBOE, consisting of 12.1 MMBBL of oil, 0.4 MMBBL of NGLs and 3.9 BCF of natural gas attributable to the noncontrolling interest in MP GOM.
3 Total and United States includes proved undeveloped reserves of 1.9 MMBOE, consisting of 1.8 MMBBL of oil and 0.3 BCF of natural gas attributable to the noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 1 – Summary of Total Proved Equivalent Reserves Based on Average Prices for 2022 – 2025 (Continued)

2025 Comments for Proved Equivalent Reserves Changes
Revisions of previous estimates - The equivalent reserves revisions in 2025 resulted predominantly from performance adjustments in the Tupper Montney and the Eagle Ford Shale, revisions in the Gulf of America for additional field life at the Chinook #8 location, in the Cascade and Chinook fields, due to the Pioneer FPSO purchase, partially offset by the effects of lower oil prices and higher gas prices that increased royalty rates and accelerated royalty incentive payouts in the Tupper Montney.
Extensions and discoveries - In 2025, proved equivalent reserves were added for drilling activities predominantly in the Tupper Montney and the Eagle Ford Shale.
Purchases and sales of properties - In 2025, the Company acquired incremental working interest in various properties in the Eagle Ford Shale and divested a minor area of the Eagle Ford Shale in separate transactions.

2024 Comments for Proved Equivalent Reserves Changes
Revisions of previous estimates - The equivalent reserves revisions in 2024 resulted predominantly from performance adjustments in the Tupper Montney and the Eagle Ford Shale and positive revisions due to reduced royalty rates and delayed royalty incentive payouts resulting from lower commodity prices in the Tupper Montney.
Improved Recovery – Proved equivalent reserves were added in 2024 for the non-operated St. Malo waterflood in the Gulf of America.
Extensions and discoveries - In 2024, proved equivalent reserves were added for drilling activities predominantly in the Tupper Montney, the Eagle Ford Shale, and projects in the Gulf of America.

2023 Comments for Proved Equivalent Reserves Changes
Revisions of previous estimates - The equivalent reserves revisions in 2023 resulted predominantly from lower commodity prices in the U.S. and performance adjustments in the Tupper Montney and the Eagle Ford Shale. These negative revisions were partially offset by positive revisions due to reduced royalty rates and delayed royalty incentive payouts resulting from lower commodity prices in the Tupper Montney.
Extensions and discoveries - In 2023, proved equivalent reserves were added for drilling and expansion activities predominantly in the Tupper Montney, the Eagle Ford Shale, and Vietnam.
Purchases and sales of properties - In 2023, the Company divested a portion of its working interest, in the Kaybob Duvernay and all of its non-operated Placid Montney assets.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 2 – Summary of Proved Crude Oil Reserves Based on Average Prices for 2022 – 2025

(Millions of barrels)	Total	United States	Canada	Other
Proved developed and undeveloped crude oil reserves:
December 31, 2022	303.6	263.6	39.5	0.5
Revisions of previous estimates	(10.8)	(8.9)	(1.8)	(0.1)
Improved recovery	0.4	—	0.4	—
Extensions and discoveries	22.5	8.9	1.5	12.1
Sale of properties	(2.0)	—	(2.0)	—
Production	(37.9)	(35.6)	(2.2)	(0.1)
December 31, 2023	275.8	228.0	35.4	12.4
Revisions of previous estimates	6.6	6.6	0.1	(0.1)
Improved recovery	10.7	10.7	–	—
Extensions and discoveries	16.6	10.7	5.9	–
Production	(34.6)	(30.8)	(3.7)	(0.1)
December 31, 2024	275.1	225.2	37.7	12.2
Revisions of previous estimates	20.2	18.2	1.8	0.2
Extensions and discoveries	5.7	3.4	2.3	—
Purchases of properties	3.5	3.5	–	–
Sales of properties	(1.8)	(1.8)	—	–
Production	(34.0)	(30.3)	(3.6)	(0.1)
December 31, 2025 ¹	268.7	218.2	38.2	12.3
Proved developed crude oil reserves:
December 31, 2022	209.0	194.4	14.2	0.4
December 31, 2023	186.3	163.7	22.3	0.3
December 31, 2024	184.7	164.1	20.4	0.2
December 31, 2025 ²	173.1	150.8	22.1	0.2
Proved undeveloped crude oil reserves:
December 31, 2022	94.6	69.2	25.3	0.1
December 31, 2023	89.5	64.3	13.1	12.1
December 31, 2024	90.4	61.1	17.3	12.0
December 31, 2025 ³	95.6	67.4	16.1	12.1
1 Total and United States includes proved reserves of 13.9 MMBBL attributable to the noncontrolling interest in MP GOM.
2 Total and United States includes proved developed reserves of 12.1 MMBBL attributable to the noncontrolling interest in MP GOM.
3 Total and United States includes proved undeveloped reserves of 1.8 MMBBL attributable to the noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 2 – Summary of Proved Crude Oil Reserves Based on Average Prices for 2022 – 2025 (Continued)

2025 Comments for Proved Crude Oil Reserves Changes
Revisions of previous estimates - The crude oil reserves revisions in 2025 resulted predominantly from performance adjustments in the Tupper Montney and the Eagle Ford Shale, revisions in the Gulf of America for additional field life at the Chinook #8 location, in the Cascade and Chinook fields, due to the Pioneer FPSO purchase, partially offset by the effects of lower oil prices.
Extensions and discoveries - In 2025, proved oil reserves were added for drilling activities predominantly in the Eagle Ford Shale and in the Kaybob Duvernay in Canada.
Purchases and sales of properties - In 2025, the Company acquired incremental working interest in various properties in the Eagle Ford Shale and divested a minor area of the Eagle Ford Shale in separate transactions.

2024 Comments for Proved Crude Oil Reserves Changes
Revisions of previous estimates - The crude oil reserves revisions in 2024 resulted predominantly from performance adjustments in the Eagle Ford Shale and the Gulf of America.
Improved Recovery – Proved oil reserves were added in 2024 for the non-operated St. Malo waterflood in the Gulf of America.
Extensions and discoveries - In 2024, proved oil reserves were added for drilling activities predominantly in the Eagle Ford Shale and the Gulf of America.

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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 3 – Summary of Proved Natural Gas Liquids Reserves Based on Average Prices for 2022 – 2025

(Millions of barrels)	Total	United States	Canada	Other
Proved developed and undeveloped NGL reserves:
December 31, 2022	41.7	37.6	4.1	—
Revisions of previous estimates	(1.4)	(1.2)	(0.2)	—
Extensions and discoveries	2.0	1.7	0.3	—
Sale of properties	(0.6)	—	(0.6)	—
Production	(4.1)	(3.8)	(0.3)	—
December 31, 2023	37.6	34.3	3.3	—
Revisions of previous estimates	1.2	0.3	0.9	—
Improved recovery	0.4	0.4	—	—
Extensions and discoveries	2.9	2.4	0.5	—
Production	(3.5)	(3.3)	(0.2)	—
December 31, 2024	38.6	34.1	4.5	—
Revisions of previous estimates	1.4	1.2	0.2	—
Extensions and discoveries	1.1	0.7	0.4	—
Purchases of properties	0.4	0.4	–	—
Sale of properties	(0.8)	(0.8)	—	—
Production	(4.0)	(3.8)	(0.2)	—
December 31, 2025 ¹	36.7	31.8	4.9	—
Proved developed NGL reserves:
December 31, 2022	29.7	27.4	2.3	—
December 31, 2023	25.9	24.1	1.8	—
December 31, 2024	24.1	21.9	2.2	—
December 31, 2025 ²	21.7	19.2	2.5	—
Proved undeveloped NGL reserves:
December 31, 2022	12.0	10.2	1.8	—
December 31, 2023	11.7	10.2	1.5	—
December 31, 2024	14.5	12.2	2.3	—
December 31, 2025	15.0	12.6	2.4	—
1 Total and United States includes total proved reserves of 0.4 MMBBL attributable to the noncontrolling interest in MP GOM.
2 Total and United States includes proved developed reserves of 0.4 MMBBL attributable to the noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 3 – Summary of Proved Natural Gas Liquids Reserves Based on Average Prices for 2022 – 2025 (Continued)

2025 Comments for Proved Natural Gas Liquids Reserves Changes
Revisions of previous estimates - The NGL reserves revisions in 2025 resulted predominantly from performance adjustments in the Eagle Ford Shale and the Gulf of America, partially offset by lower commodity prices in the United States.
Extensions and discoveries - In 2025, proved NGL reserves were added for drilling activities predominantly in the Tupper Montney and the Eagle Ford Shale.
Purchases and sales of properties - In 2025, the Company acquired incremental working interest in various properties in the Eagle Ford Shale and divested a minor area of the Eagle Ford Shale in separate transactions.

2024 Comments for Proved Natural Gas Liquids Reserves Changes
Revisions of previous estimates - The NGL reserves revisions in 2024 resulted predominantly from performance adjustments in the Tupper Montney and the Eagle Ford Shale, and positive revisions due to reduced royalty rates and delayed royalty incentive payouts resulting from lower commodity prices in the Tupper Montney.
Improved Recovery – Proved NGL reserves were added in 2024 for the non-operated St. Malo waterflood in the Gulf of America.
Extensions and discoveries - In 2024, proved NGL reserves were added for drilling activities predominantly in the Tupper Montney and the Eagle Ford Shale.

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

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 4 – Summary of Proved Natural Gas Reserves Based on Average Prices for 2022 – 2025

(Billions of cubic feet)	Total	United States	Canada	Other
Proved developed and undeveloped natural gas reserves:
December 31, 2022	2,219.9	334.9	1,884.8	0.2
Revisions of previous estimates	(6.9)	(19.0)	12.1	—
Extensions and discoveries	528.9	12.3	513.8	2.8
Sale of properties	(15.6)	—	(15.6)	—
Production	(170.1)	(35.1)	(135.0)	—
December 31, 2023	2,556.2	293.1	2,260.1	3.0
Revisions of previous estimates	39.1	7.7	31.4	—
Improved recovery	1.2	1.2	–	—
Extensions and discoveries	71.4	17.0	54.4	—
Production	(176.1)	(30.1)	(146.0)	—
December 31, 2024	2,491.8	288.9	2,199.9	3.0
Revisions of previous estimates	26.7	(8.7)	30.8	4.6
Extensions and discoveries	217.2	4.7	212.5	—
Purchases of properties	2.4	2.4	—	—
Sale of properties	(5.1)	(5.1)	—	—
Production	(185.3)	(31.0)	(154.3)	—
December 31, 2025 [1,2]	2,547.7	251.2	2,288.9	7.6
Proved developed natural gas reserves:
December 31, 2022	1,183.1	254.1	928.8	0.2
December 31, 2023	1,279.3	212.4	1,066.7	0.2
December 31, 2024	1,364.2	196.8	1,167.2	0.2
December 31, 2025 [2,3]	1,345.1	166.4	1,178.5	0.2
Proved undeveloped natural gas reserves:
December 31, 2022	1,036.8	80.8	956.0	—
December 31, 2023	1,276.9	80.7	1,193.4	2.8
December 31, 2024	1,127.6	92.1	1,032.7	2.8
December 31, 2025 [4]	1,202.6	84.8	1,110.4	7.4
1 Total and United States includes total proved reserves of 4.2 BCF attributable to the noncontrolling interest in MP GOM.
2 Includes proved natural gas reserves to be consumed in operations as fuel of 54.2 BCF, 35.1 BCF and 7.4 BCF for the U.S., Canada and Other, respectively, with 1.7 BCF attributable to the noncontrolling interest in MP GOM.
3 Total and United States includes proved developed reserves of 3.9 BCF attributable to the noncontrolling interest in MP GOM.
4 Total and United States includes proved undeveloped reserves of 0.3 BCF attributable to the noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 4 – Summary of Proved Natural Gas Reserves Based on Average Prices for 2022 – 2025 (Continued)

2025 Comments for Proved Natural Gas Reserves Changes
Revisions of previous estimates - The natural gas reserves revisions in 2025 resulted predominantly from performance adjustments in the Tupper Montney, partially offset by negative revisions due to increased royalty rates and accelerated royalty incentive payouts resulting from higher commodity prices in the Tupper Montney and the effects of reduced oil price in the Eagle Ford Shale.
Extensions and discoveries - In 2025, proved natural gas reserves were added for drilling activities predominantly in the Tupper Montney and the Eagle Ford Shale.
Purchases and sales of properties - In 2025, the Company acquired incremental working interest in various properties in the Eagle Ford Shale and divested a minor area of the Eagle Ford Shale in separate transactions

2024 Comments for Proved Natural Gas Reserves Changes
Revisions of previous estimates - The natural gas reserves revisions in 2024 resulted predominantly from performance adjustments in the Tupper Montney and the Eagle Ford Shale, and positive revisions due to reduced royalty rates and delayed royalty incentive payouts resulting from lower commodity prices in the Tupper Montney.
Improved Recovery – Proved natural gas reserves were added in 2024 for the non-operated St. Malo waterflood in the Gulf of America.
Extensions and discoveries - In 2024, proved natural gas reserves were added for drilling activities predominantly in the Tupper Montney and the Eagle Ford Shale.

2023 Comments for Proved Natural Gas Reserves Changes
Revisions of previous estimates - The negative natural gas reserves revisions in 2023 resulted predominantly from lower commodity prices in the U.S. and performance adjustments in the Tupper Montney and the Eagle Ford Shale. These negative revisions were partially offset by positive revisions in the Gulf of America, as well as reduced royalty rates and delayed royalty incentive payouts resulting from lower commodity prices in the Tupper Montney.
Extensions and discoveries - In 2023, proved natural gas reserves were added for drilling and expansion activities predominantly in the Tupper Montney.
Purchases and sales of properties - In 2023, the Company divested a portion of its working interest in the Kaybob Duvernay and all of its non-operated Placid Montney assets.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 5 – Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

(Millions of dollars)	United States	Canada	Other	Total
Year ended December 31, 2025
Property acquisition costs
Unproved	$5.5	$—	$—	$5.5
Proved	23.6	—	—	23.6
Total acquisition costs	29.1	—	—	29.1
Exploration costs	71.6	0.3	144.3	216.2
Development costs	696.2	152.5	102.9	951.6
Total costs incurred	796.9	152.8	247.2	1,196.9
Charged to expense
Dry hole expense	(0.9)	—	31.0	30.1
Geophysical and other costs	34.3	0.3	35.3	69.9
Total charged to expense [1]	33.4	0.3	66.3	100.0
Property additions	$763.5	$152.5	$180.9	$1,096.9
Year ended December 31, 2024
Property acquisition costs
Unproved	$7.8	$0.2	$—	$8.0
Proved	—	—	—	—
Total acquisition costs	7.8	0.2	–	8.0
Exploration costs	85.3	0.4	60.2	145.9
Development costs	598.7	137.7	45.1	781.5
Total costs incurred	691.8	138.3	105.3	935.4
Charged to expense
Dry hole expense	70.9	—	2.3	73.2
Geophysical and other costs	19.2	0.4	31.2	50.8
Total charged to expense [1]	90.1	0.4	33.5	124.0
Property additions	$601.7	$137.9	$71.8	$811.4
Year ended December 31, 2023
Property acquisition costs
Unproved	$—	$—	$8.5	$8.5
Proved	12.8	—	14.3	27.1
Total acquisition costs	12.8	—	22.8	35.6
Exploration costs	157.8	0.4	39.9	198.1
Development costs	667.2	206.2	7.4	880.8
Total costs incurred	837.8	206.6	70.1	1,114.5
Charged to expense
Dry hole expense	153.1	—	16.7	169.8
Geophysical and other costs	13.4	0.4	40.3	54.1
Total charged to expense [1]	166.5	0.4	57.0	223.9
Property additions	$671.3	$206.2	$13.1	$890.6
1 Excludes undeveloped lease amortization for the years ended 2025, 2024 and 2023 of $11.7 million, $9.6 million and $10.9 million, respectively.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 6 – Results of Operations for Oil and Gas Producing Activities 1

(Millions of dollars)	United States	Canada	Other	Total
Year ended December 31, 2025
Revenues
Crude oil and natural gas liquids sales	$2,047.4	$254.4	$5.7	$2,307.5
Natural gas sales	106.5	275.8	—	382.3
Total oil and natural gas revenues	2,153.9	530.2	5.7	2,689.8
Other operating revenues	5.9	1.7	10.0	17.6
Total revenues	2,159.8	531.9	15.7	2,707.4
Costs and expenses
Lease operating expenses	577.1	185.6	2.5	765.2
Severance and ad valorem taxes	37.7	1.5	—	39.2
Transportation, gathering and processing	107.0	92.7	—	199.7
Exploration costs charged to expense	33.5	0.3	66.2	100.0
Undeveloped lease amortization	7.5	0.1	4.1	11.7
Depreciation, depletion and amortization	822.1	144.8	2.5	969.4
Accretion of asset retirement obligations	46.6	10.3	0.7	57.6
Impairment of assets	115.0	—	—	115.0
Selling and general expenses	13.7	23.7	8.8	46.2
Other expenses (benefits)	13.4	3.5	(0.4)	16.5
Total costs and expenses	1,773.6	462.5	84.4	2,320.5
Results of operations before taxes	386.2	69.4	(68.7)	386.9
Income tax expense (benefit)	77.7	14.6	(2.1)	90.2
Results of operations	$308.5	$54.8	$(66.6)	$296.7
Year ended December 31, 2024
Revenues
Crude oil and natural gas liquids sales	$2,436.0	$272.3	$6.6	$2,714.9
Natural gas sales	67.8	232.2	—	300.0
Sales of purchased natural gas	—	3.7	—	3.7
Total oil and natural gas revenues	2,503.8	508.2	6.6	3,018.6
Other operating revenues	4.5	1.5	—	6.0
Total revenues	2,508.3	509.7	6.6	3,024.5
Costs and expenses
Lease operating expenses	749.9	185.5	1.6	937.0
Severance and ad valorem taxes	37.8	1.4	—	39.2
Transportation, gathering and processing	130.9	79.9	—	210.8
Costs of purchased natural gas	—	3.1	—	3.1
Exploration costs charged to expense	90.0	0.4	33.5	123.9
Undeveloped lease amortization	6.2	0.1	3.3	9.6
Depreciation, depletion and amortization	709.2	146.0	1.7	856.9
Accretion of asset retirement obligations	43.1	8.6	0.7	52.4
Impairment of assets	62.9	—	—	62.9
Selling and general expenses	(3.3)	20.4	6.7	23.8
Other expenses (benefits)	(5.6)	3.3	2.6	0.3
Total costs and expenses	1,821.1	448.7	50.1	2,319.9
Results of operations before taxes	687.2	61.0	(43.5)	704.6
Income tax expense (benefit)	125.3	12.0	(31.0)	106.3
Results of operations	$561.9	$49.0	$(12.5)	$598.4
1   Results exclude corporate overhead, interest and discontinued operations. Results include amounts attributable to the noncontrolling interest in MP GOM.

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
1   Results exclude corporate overhead, interest and discontinued operations. Results include amounts attributable to the noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 7 – Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves 1

(Millions of dollars)	United States	Canada	Other	Total
December 31, 2025
Future cash inflows	$15,502.7	$6,850.9	$873.7	$23,227.3
Future development costs	(1,969.6)	(812.6)	(204.0)	(2,986.2)
Future production costs	(6,707.7)	(4,240.9)	(343.4)	(11,292.0)
Future income taxes	(602.4)	(342.8)	(176.2)	(1,121.4)
Future net cash flows	6,223.0	1,454.6	150.1	7,827.7
10% annual discount for estimated timing of cash flows	(2,459.4)	(625.4)	(118.7)	(3,203.5)
Standardized measure of discounted future net cash flows	$3,763.6	$829.2	$31.4	$4,624.2
December 31, 2024
Future cash inflows	$18,118.1	$6,304.4	$1,012.9	$25,435.4
Future development costs	(2,024.9)	(825.9)	(252.5)	(3,103.3)
Future production costs	(7,645.7)	(4,026.5)	(341.7)	(12,013.9)
Future income taxes	(893.5)	(251.2)	(203.4)	(1,348.1)
Future net cash flows	7,554.0	1,200.8	215.3	8,970.1
10% annual discount for estimated timing of cash flows	(2,887.3)	(486.0)	(200.9)	(3,574.2)
Standardized measure of discounted future net cash flows	$4,666.7	$714.8	$14.4	$5,395.9
December 31, 2023
Future cash inflows	$18,927.6	$8,012.7	$1,004.2	$27,944.5
Future development costs	(1,685.3)	(769.6)	(304.3)	(2,759.2)
Future production costs	(7,856.2)	(4,223.6)	(288.7)	(12,368.5)
Future income taxes	(1,057.5)	(634.6)	(121.3)	(1,813.4)
Future net cash flows	8,328.6	2,384.9	289.9	11,003.4
10% annual discount for estimated timing of cash flows	(2,840.6)	(1,056.9)	(252.5)	(4,150.0)
Standardized measure of discounted future net cash flows	$5,488.0	$1,328.0	$37.4	$6,853.4
1 Includes amounts attributable to the noncontrolling interest in MP GOM.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 7 – Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves 1 (Continued)
The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years shown.

(Millions of dollars)	2025	2024	2023
Net changes in prices and production costs [2]	$(1,126.6)	$(1,116.5)	$(5,845.6)
Net changes in development costs	46.4	(152.7)	(78.8)
Sales and transfers of oil and natural gas produced, net of production costs	(1,685.7)	(1,824.8)	(2,264.8)
Net change due to extensions and discoveries	122.0	583.7	770.4
Net change due to purchases and sales of proved reserves	62.6	—	(96.1)
Development costs incurred	686.2	668.6	703.7
Accretion of discount	598.3	773.5	1,393.3
Revisions of previous quantity estimates	403.9	(688.1)	(771.5)
Net change in income taxes	121.2	298.8	1,229.6
Net (decrease) increase	(771.7)	(1,457.5)	(4,959.8)
Standardized measure at January 1	5,395.9	6,853.4	11,813.2
Standardized measure at December 31	$4,624.2	$5,395.9	$6,853.4
1  Includes amounts attributable to the noncontrolling interest in MP GOM.
2 The average prices used for crude oil (WTI) were $65.34/BBL in 2025, $75.48/BBL in 2024 and $78.22/BBL in 2023. The average prices used for natural gas (Henry Hub) were $3.39/MCF in 2025, $2.13/MCF in 2024 and $2.64/MCF in 2023.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) – Continued
Schedule 8 – Capitalized Costs Relating to Oil and Gas Producing Activities

(Millions of dollars)	United States	Canada	Other	Total
December 31, 2025
Unproved oil and natural gas properties [1]	$207.0	$6.4	$16.3	$229.7
Proved oil and natural gas properties	17,417.6	4,865.4	439.1	22,722.1
Gross capitalized costs	17,624.6	4,871.8	455.4	22,951.8
Accumulated depreciation, depletion and amortization
Unproved oil and natural gas properties	(118.5)	—	(11.5)	(130.0)
Proved oil and natural gas properties	(11,275.7)	(3,412.0)	(47.0)	(14,734.7)
Net capitalized costs	$6,230.4	$1,459.8	$396.9	$8,087.1
December 31, 2024
Unproved oil and natural gas properties [1]	$247.3	$6.6	$29.1	$283.0
Proved oil and natural gas properties	16,598.8	4,498.1	246.7	21,343.6
Gross capitalized costs	16,846.1	4,504.7	275.8	21,626.6
Accumulated depreciation, depletion and amortization
Unproved oil and natural gas properties	(111.0)	—	(20.7)	(131.7)
Proved oil and natural gas properties	(10,326.2)	(3,116.2)	(44.2)	(13,486.6)
Net capitalized costs	$6,408.9	$1,388.5	$210.9	$8,008.3
1 Unproved oil and natural gas properties above include costs and associated accumulated amortization of properties that do not have proved reserves; these costs include mineral interests, uncompleted exploratory wells and exploratory wells capitalized pending further evaluation.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

(Millions of dollars except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2025
Revenue from contracts with customers [1]	$672.7	$683.0	$721.0	$613.1	$2,689.8
Income (loss) from continuing operations before income taxes [1]	122.8	34.9	(3.7)	28.9	182.9
Income (loss) from continuing operations [1]	90.0	33.8	(7.8)	22.3	138.3
Net income (loss) including noncontrolling interest	89.4	35.1	(8.3)	22.6	138.8
Net income (loss) attributable to Murphy	73.0	22.3	(3.0)	11.9	104.2
Income (loss) from continuing operations per common share ²
Basic	0.51	0.15	(0.02)	0.08	0.73
Diluted	0.50	0.15	(0.02)	0.08	0.72
Net income (loss) per common share ²
Basic	0.51	0.16	(0.02)	0.08	0.73
Diluted	0.50	0.16	(0.02)	0.08	0.72
Cash dividend per common share	0.325	0.325	0.325	0.325	1.300
Year ended December 31, 2024
Revenue from contracts with customers [1]	$794.8	$801.0	$753.2	$669.6	$3,018.6
Income from continuing operations before income taxes [1]	145.6	189.6	153.8	78.6	567.6
Income from continuing operations [1]	115.5	156.9	151.7	65.2	489.3
Net income including noncontrolling interest	114.7	156.3	151.1	64.4	486.5
Net income attributable to Murphy	90.0	127.7	139.1	50.3	407.1
Income from continuing operations per common share ²
Basic	0.60	0.84	0.93	0.35	2.73
Diluted	0.60	0.83	0.93	0.34	2.72
Net income per common share ²
Basic	0.59	0.84	0.93	0.35	2.71
Diluted	0.59	0.83	0.93	0.34	2.70
Cash dividend per common share	0.300	0.300	0.300	0.300	1.200
1 “Revenue from contracts with customers”, “Income (loss) from continuing operations before income taxes”, “Income (loss) from continuing operations” and “Net income (loss) including noncontrolling interest” includes results attributable to the noncontrolling interest in MP GOM.
2 The sum of quarterly income (loss) from continuing operations per share and net income (loss) per share may not agree with total year net income (loss) per share as each quarterly computation is based on the weighted average of common shares outstanding.

DEFINITIONS

Currencies:
CAD or C$ - Canadian dollar
USD or US$ - United States dollar
Units of Measure:
BBL - Barrels
BCF - Billion cubic feet
BOEPD - Barrels of oil equivalent per day
MCF - Thousand cubic feet
MMBBL - Million barrels
MMBOE - Million barrels of oil equivalent
MMBTU - Million British thermal units
MMCF - Million cubic feet
Industry:
AECO - Alberta Energy Company and is the Canadian benchmark price for natural gas
Crude oil - Collectively, crude oil and condensate hydrocarbons
Crude oil, natural gas and natural gas liquids - Collectively, oil and natural gas
Development well - A well that is drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive
Dry hole - An exploratory well that does not find oil or natural gas in commercial quantities
E&P - Exploration and production
Exploratory well - A well drilled to find and produce crude oil or natural gas in an unproved area and includes delineation wells which target a new reservoir in a field known to be productive or to extend a known reservoir beyond the proved area

FPSO - Floating production, storage and offloading vessel
Hydrocarbons - Organic chemical compounds of hydrogen and carbon atoms that form the basis of all petroleum products
Liquids - Collectively, crude oil, condensate and natural gas liquid hydrocarbons
Net acres or net wells - The portions of gross acres or gross wells owned by the Company
NGLs - Natural gas liquids
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
Abbreviations:
AIP - Annual Incentive Plan
ARO - Asset retirement obligation
ASC - Accounting Standards Codification
ASU - Accounting Standards Update
BOEM - U.S. Bureau of Ocean Energy Management

DEFINITIONS - Continued

BSEE - U.S. Bureau of Safety and Environmental Enforcement
CERCLA - U.S. Comprehensive Environmental Response, Compensation and Liability Act
CODM - Chief operating decision maker
CRSU - Cash-settled restricted time-based stock unit
DD&A - Depreciation, depletion and amortization
EBITDA - Earnings before interest, taxes, depreciation and amortization
EBITDAX - Earnings before interest, taxes, depreciation and amortization, and exploration expenses
EPA - U.S. Environmental Protection Agency
ESG - Environmental, social and governance
FASB - Financial Accounting Standards Board
FCF - Free cash flow
GAAP - U.S. generally accepted accounting principles
GHG - Greenhouse gas
GHGRP - Greenhouse Gas Reporting Program
IRA - Inflation Reduction Act
MP GOM - MP Gulf of Mexico, LLC
NCI - Noncontrolling interest
NED - Non-employee director
OBBBA - One Big Beautiful Bill Act
OPA - U.S. Oil Pollution Act
OT - Operational technology
PCAOB - Public Company Accounting Oversight Board
PSU - Performance-based restricted stock unit
RCF - Senior unsecured guaranteed revolving credit facility
ROACE - Return on average capital employed
RSU - Time-based restricted stock unit
SAR - Stock appreciation right
SEC - U.S. Securities and Exchange Commission
SOFR - Secured Overnight Financing Rate
TCFD - Task Force on Climate-related Financial Disclosures
WEC - Waste emission charge