Form 10-Q
period 2026-06-30
MURPHY OIL CORP
filed 2026-08-05
CIK 717423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Number of shares of Common Stock, $1.00 par value, outstanding at July 31, 2026 was 143,381,125.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Thousands of dollars, except share amounts)	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$483,875	$377,196
Accounts receivable, net	443,120	346,759
Inventories	62,011	57,284
Prepaid expenses	37,836	35,473
Total current assets	1,026,842	816,712
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $15,470,662 in 2026 and $15,068,149 in 2025	8,434,791	8,136,346
Operating lease assets	702,528	805,464
Deferred charges and other assets	113,973	74,104
Total assets	$10,278,134	$9,832,626
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt, finance lease	$2,578	$2,514
Accounts payable	671,238	572,183
Income taxes payable	32,330	18,209
Other taxes payable	36,388	28,295
Operating lease liabilities	280,162	278,834
Other accrued liabilities	120,438	120,755
Current asset retirement obligations	59,231	41,959
Total current liabilities	1,202,365	1,062,749
Long-term debt, including finance lease obligation	1,547,864	1,382,566
Asset retirement obligations	981,355	970,908
Deferred credits and other liabilities	245,770	263,596
Non-current operating lease liabilities	433,128	537,773
Deferred income taxes	464,462	378,337
Total liabilities	$4,874,944	$4,595,929
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	$—	$—
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares at June 30, 2026 and 195,100,628 shares at December 31, 2025	195,101	195,101
Capital in excess of par value	844,653	859,633
Retained earnings	6,876,135	6,691,318
Accumulated other comprehensive loss	(606,066)	(554,227)
Treasury stock	(2,050,809)	(2,073,445)
Murphy Shareholders' Equity	5,259,014	5,118,380
Noncontrolling interest	144,176	118,317
Total equity	5,403,190	5,236,697
Total liabilities and equity	$10,278,134	$9,832,626

The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars, except per share amounts)	2026	2025	2026	2025
Revenues and other income
Revenue from production	$926,332	$683,065	$1,658,686	$1,355,795
Total revenue from sales to customers	926,332	683,065	1,658,686	1,355,795
Gain on derivative instruments	—	10,808	—	1,349
Gain on sale of assets and other operating income	1,975	1,697	3,173	4,137
Total revenues and other income	928,307	695,570	1,661,859	1,361,281
Costs and expenses
Lease operating expenses	143,719	215,554	287,183	420,633
Severance and ad valorem taxes	14,991	10,828	28,737	19,478
Transportation, gathering and processing	45,274	54,070	92,335	102,921
Exploration expenses, including undeveloped lease amortization	39,303	10,399	122,118	24,887
Selling and general expenses	38,670	36,919	73,540	67,834
Depreciation, depletion and amortization	262,106	259,324	516,482	453,484
Accretion of asset retirement obligations	14,870	14,432	29,384	28,477
Other operating expense	14,706	1,833	19,147	7,462
Total costs and expenses	573,639	603,359	1,168,926	1,125,176
Operating income from continuing operations	354,668	92,211	492,933	236,105
Other income (loss)
Other income (loss)	11,247	(32,304)	21,099	(29,902)
Interest expense, net	(24,917)	(25,053)	(53,894)	(48,576)
Total other loss	(13,670)	(57,357)	(32,795)	(78,478)
Income from continuing operations before income taxes	340,998	34,854	460,138	157,627
Income tax expense	77,030	1,032	126,975	33,754
Income from continuing operations	263,968	33,822	333,163	123,873
Income (loss) from discontinued operations, net of income taxes	(437)	1,302	(979)	669
Net income including noncontrolling interest	263,531	35,124	332,184	124,542
Less: Net income attributable to noncontrolling interest	31,356	12,844	47,023	29,226
NET INCOME ATTRIBUTABLE TO MURPHY	$232,175	$22,280	$285,161	$95,316
NET INCOME (LOSS) PER COMMON SHARE – BASIC
Continuing operations	$1.62	$0.15	$2.00	$0.66
Discontinued operations	—	0.01	(0.01)	—
Net income	$1.62	$0.16	$1.99	$0.66
NET INCOME (LOSS) PER COMMON SHARE – DILUTED
Continuing operations	$1.59	$0.15	$1.96	$0.66
Discontinued operations	—	0.01	(0.01)	—
Net income	$1.59	$0.16	$1.95	$0.66
Cash dividends per common share	$0.350	$0.325	$0.700	$0.650
Average common shares outstanding (thousands)
Basic	143,351	142,721	143,216	143,502
Diluted	146,149	143,216	145,894	144,144
The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2026	2025	2026	2025
Net income including noncontrolling interest	$263,531	$35,124	$332,184	$124,542
Other comprehensive income (loss), net of tax
Net gain (loss) from foreign currency translation	(30,895)	90,222	(54,641)	88,555
Retirement and postretirement benefit plans	1,401	875	2,802	1,739
Other comprehensive income (loss)	(29,494)	91,097	(51,839)	90,294
Comprehensive income including noncontrolling interest	234,037	126,221	280,345	214,836
Less: Comprehensive income attributable to noncontrolling interest	31,356	12,844	47,023	29,226
COMPREHENSIVE INCOME ATTRIBUTABLE TO MURPHY	$202,681	$113,377	$233,322	$185,610

The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(Thousands of dollars)	2026	2025
Operating Activities
Net income including noncontrolling interest	$332,184	$124,542
Adjustments to reconcile net income to net cash provided by continuing operations activities
Depreciation, depletion and amortization	516,482	453,484
Unsuccessful exploration well costs and previously suspended exploration costs	80,585	(776)
Deferred income tax expense	92,549	21,216
Accretion of asset retirement obligations	29,384	28,477
Long-term non-cash compensation	25,693	22,016
Amortization of undeveloped leases	4,835	3,909
(Income) loss from discontinued operations	979	(669)
Unrealized gain on derivative instruments	—	(1,371)
Other operating activities, net	(65,121)	(2)
Net (increase) decrease in non-cash working capital	(40,477)	7,905
Net cash provided by continuing operations activities	977,093	658,731
Investing Activities
Property additions and dry hole costs	(866,159)	(678,043)
Acquisition of oil and natural gas properties	(23,513)	(1,383)
Net cash required by investing activities	(889,672)	(679,426)
Financing Activities
Retirement of debt	(227,489)	—
Early redemption of debt cost	(2,369)	—
Debt issuance	500,000	—
Debt issuance cost	(7,819)	—
Borrowings on revolving credit facility	425,000	350,000
Repayment of revolving credit facility	(525,000)	(150,000)
Issue costs of revolving credit facility	(12,274)	(18)
Repurchase of common stock, including excise tax	(777)	(102,620)
Cash dividends paid	(100,344)	(93,412)
Distributions to noncontrolling interest	(21,164)	(18,165)
Withholding tax on stock-based incentive awards	(7,849)	(7,654)
Finance lease obligation payments	(870)	(486)
Net cash provided (required) by financing activities	19,045	(22,355)
Effect of exchange rate changes on cash and cash equivalents	213	(888)
Net increase (decrease) in cash and cash equivalents	106,679	(43,938)
Cash and cash equivalents at beginning of period	377,196	423,569
Cash and cash equivalents at end of period	$483,875	$379,631

The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars except number of shares)	2026	2025	2026	2025
Common Stock
Balance at beginning and end of period – par $1.00, authorized 450,000,000 shares at June 30, 2026 and June 30, 2025, issued 195,100,628 shares at June 30, 2026 and June 30, 2025	$195,101	$195,101	$195,101	$195,101
Capital in Excess of Par Value
Balance at beginning of period	837,327	830,945	859,633	848,950
Restricted stock transactions and other	(282)	(398)	(30,467)	(27,736)
Share-based compensation	7,608	11,286	15,487	20,619
Balance at end of period	844,653	841,833	844,653	841,833
Retained Earnings
Balance at beginning of period	6,694,131	6,799,299	6,691,318	6,773,289
Net income attributable to Murphy	232,175	22,280	285,161	95,316
Cash dividends paid	(50,171)	(46,386)	(100,344)	(93,412)
Balance at end of period	6,876,135	6,775,193	6,876,135	6,775,193
Accumulated Other Comprehensive Loss
Balance at beginning of period	(576,572)	(628,875)	(554,227)	(628,072)
Foreign currency translation, net of income taxes	(30,895)	90,222	(54,641)	88,555
Retirement and postretirement benefit plans, net of income taxes	1,401	875	2,802	1,739
Balance at end of period	(606,066)	(537,778)	(606,066)	(537,778)
Treasury Stock
Balance at beginning of period	(2,051,091)	(2,076,211)	(2,073,445)	(1,995,018)
Repurchase of common stock	—	–	—	(100,876)
Awarded restricted stock, net of forfeitures	282	388	22,636	20,071
Balance at end of period – 51,744,796 shares of common stock at June 30, 2026 and 52,374,883 shares of common stock at June 30, 2025, at cost	(2,050,809)	(2,075,823)	(2,050,809)	(2,075,823)
Murphy Shareholders’ Equity	5,259,014	5,198,526	5,259,014	5,198,526
Noncontrolling Interest
Balance at beginning of period	133,984	157,020	118,317	147,593
Net income attributable to noncontrolling interest	31,356	12,844	47,023	29,226
Distributions to noncontrolling interest owners	(21,164)	(11,210)	(21,164)	(18,165)
Balance at end of period	144,176	158,654	144,176	158,654
Total Equity	$5,403,190	$5,357,180	$5,403,190	$5,357,180

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (the Company or Murphy) on pages 2 through 6 of this Form 10-Q report.

Note A – Basis of Presentation
The unaudited financial statements presented herein, in the opinion of Murphy’s management, include all adjustments necessary to present fairly the Company’s financial position as at June 30, 2026 and December 31, 2025, and the results of operations, cash flows and changes in stockholders’ equity for the interim periods ended June 30, 2026 and 2025, in conformity with U.S. generally accepted accounting principles (GAAP). In preparing the financial statements of the Company in conformity with GAAP, management has made a number of estimates and assumptions that affect the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.
Consolidated financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2025 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three and six months ended June 30, 2026 are not necessarily indicative of future results.

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
Recent Accounting Pronouncements
Expense Disaggregation Disclosures. In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard becomes effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The standard requires specified information about certain costs and expenses presented on the face of the income statement to be further disaggregated in the notes to the financial statements. In addition, the standard requires certain expense and cost information that is not separately disaggregated to be qualitatively described. We are currently evaluating our expense categories and underlying cost components to identify the quantitative and qualitative disclosures that will be required upon adoption. We expect this ASU to only impact our disclosures with no impact on our results of operations, cash flows and financial condition.
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
Disaggregation of Revenue
The Company reviews performance based on two key geographical segments and between onshore and offshore sources of revenue within these geographies.
The Company’s revenues and other income for the three and six months ended June 30, 2026 and 2025 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2026	2025	2026	2025
Net crude oil and condensate revenue
United States - Onshore	$243,270	$166,101	$431,619	$275,559
United States - Offshore [1]	455,332	343,080	788,773	695,442
Canada - Onshore	37,142	12,583	54,533	27,313
Canada - Offshore	96,431	45,741	149,766	120,210
Other	—	2,948	2,909	2,948
Total crude oil and condensate revenue	832,175	570,453	1,427,600	1,121,472
Net natural gas liquids revenue
United States - Onshore	14,219	9,893	23,495	18,380
United States - Offshore [1]	7,836	8,311	14,199	17,560
Canada - Onshore	1,787	1,523	3,104	3,270
Total natural gas liquids revenue	23,842	19,727	40,798	39,210
Net natural gas revenue
United States - Onshore	7,214	8,099	18,341	16,066
United States - Offshore [1]	15,115	16,726	41,264	36,667
Canada - Onshore	47,986	68,060	130,683	142,380
Total natural gas revenue	70,315	92,885	190,288	195,113
Total revenue from sales to customers	926,332	683,065	1,658,686	1,355,795
Gain on derivative instruments	—	10,808	—	1,349
Gain on sale of assets and other operating income	1,975	1,697	3,173	4,137
Total revenues and other income	$928,307	$695,570	$1,661,859	$1,361,281
1 Includes revenue attributable to the noncontrolling interest in MP GOM.

Contract Balances and Asset Recognition
As of June 30, 2026, and December 31, 2025, receivables from contracts with customers, net of royalties and associated payables, on the balance sheet from continuing operations, were $213.3 million and $165.3 million, respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on a forward-looking expected loss model

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note C – Revenue from Contracts with Customers (Continued)
in accordance with ASU 2016-13, the Company did not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.
The Company has not entered into any revenue contracts that have financing components as of June 30, 2026.
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
As of June 30, 2026, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period over 12 months starting at the inception of the contract:

Location	Commodity	End Date	Description	Approximate Volumes
U.S.	Natural Gas and NGLs	Q1 2031	Deliveries from dedicated acreage in Eagle Ford Shale	As produced
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at USD index pricing	49 MMCF/D
Canada	Natural Gas	Q4 2027	Contracts to sell natural gas at USD index pricing	30 MMCF/D
Canada	Natural Gas	Q4 2028	Contracts to sell natural gas at USD index pricing	20 MMCF/D
Canada	Natural Gas	Q4 2029	Contracts to sell natural gas at USD index pricing	25 MMCF/D
Canada	Natural Gas	Q4 2026	Contracts to sell natural gas at CAD fixed pricing	50 MMCF/D
Canada	Natural Gas	Q4 2027	Contracts to sell natural gas at CAD fixed pricing	9 MMCF/D
Canada	NGLs	Q4 2026	Contracts to sell NGLs at CAD index pricing	As produced
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
As of June 30, 2026, the Company had total capitalized drilling costs pending the determination of proved reserves of $371.6 million. The following table reflects the net changes in capitalized exploratory well costs during the six months ended June 30, 2026 and 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note D – Property, Plant and Equipment (Continued)

(Thousands of dollars)	2026	2025
Beginning balance at January 1	$191,821	$72,055
Additions pending the determination of proved reserves	190,427	38,469
Capitalized exploratory well costs charged to expense	(10,627)	—
Balance at June 30	$371,621	$110,524
Capital additions of $190.4 million, for the six months ended June 30, 2026, were mainly for exploration wells including the Bubale-1X (Block CI-709) well in Côte d’Ivoire; the Banjo #1 (Mississippi Canyon 385) and Cello #1 (Mississippi Canyon 385) wells in the Gulf of America; and the Hai Su Vang-3X (Golden Sea Lion) well, Block 15-1/05 in Vietnam.
In the second quarter of 2026, Murphy announced a discovery at the Bubale-1X (Block CI-709) exploration well in Côte d’Ivoire, with the well encountering 100 feet of net pay across two reservoirs. In addition, Murphy concluded the Hai Su Vang (Golden Sea Lion) appraisal program for Hai Su Vang-2X (Block 15-2/17), Hai Su Vang-3X (Block 15-1/05) and Hai Su Vang-4X (Block 15-2/17) appraisal wells in Vietnam.
Subsequent to the second quarter of 2026, Murphy spud Bubale West-1X appraisal well in Block CI-103 offshore Côte d’Ivoire and Lac Da Trang North-1X (White Camel) exploration well in Block 15-1/05 offshore Vietnam.
In the first quarter of 2026, Murphy announced the successful discoveries of the Banjo #1 and Cello #1 (Mississippi Canyon 385) exploration wells in the Gulf of America, which encountered 50 feet and 30 feet of net pay, respectively. In addition, the Company announced a successful appraisal well Hai Su Vang-2X (Golden Sea Lion), Block 15-2/17, in the Cuu Long Basin, located approximately 40 miles offshore of Vietnam.
Capital additions of $38.5 million, for the six months ended June 30, 2025, were mainly for the Hai Su Vang-1X (Golden Sea Lion), Block 15-2/17; and Lac Da Hong-1X (Pink Camel), Block 15-1/05 exploration wells in Vietnam and long-lead equipment for the Cello #1 and Banjo #1 (Mississippi Canyon 385) exploration wells in the Gulf of America.
Capitalized well costs charged to dry hole expense of $10.6 million, for the six months ended June 30, 2026, were primarily related to the Caracal-1X (Block CI-102) exploration well in Côte d’Ivoire, which was plugged and abandoned as a dry hole after encountering non-commercial hydrocarbon shows. There were no capitalized well costs charged to dry hole expense for the six months ended June 30, 2025.
The preceding table excludes well costs of $70.0 million incurred and expensed directly to dry hole for the six months ended June 30, 2026. In 2026, these costs primarily related to the Civette-1X (Block CI-502) exploration well in Côte d’Ivoire, which encountered non-commercial hydrocarbons, the Caracal-1X (Block CI-102) exploration well in Côte d’Ivoire, and the Hai Su Vang-4X (Golden Sea Lion), Block 15-2/17 appraisal well in Vietnam.
The following table provides an aging of capitalized exploration costs based on the date the drilling operations were initiated for each individual project.

	June 30,
	2026		2025
(Thousands of dollars)	Amount	No. of Projects	Amount	No. of Projects
Aging of capitalized well costs:
Zero to one year	$—	—	$16,002	5
One to two years	228,318	3	72,004	3
Two to three years	120,979	3	—	—
Three years or more	22,324	3	22,518	3
	$371,621	9	$110,524	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note D – Property, Plant and Equipment (Continued)
Of the $371.6 million of exploration well costs capitalized and classified as more than one year at June 30, 2026, $150.3 million was in Côte d’Ivoire, $114.0 million was in Vietnam, $100.1 million was in the Gulf of America, $4.5 million was in Canada, and $2.7 million was in Brunei. In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.
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
Impairments
There were no impairments in the three and six months ended June 30, 2026 and 2025.

Note E – Financing Arrangements and Debt
Revolving Credit Facility
In the first quarter of 2026, the Company entered into an amended credit agreement governing a $2.0 billion senior unsecured guaranteed revolving credit facility (Amended RCF), with a maturity date of January 2, 2031. All terms of the Amended RCF are substantially similar to the previous senior unsecured guaranteed revolving credit facility (RCF) credit agreement, with an exception for the following: The “Adjusted Term Secured Overnight Financing Rate (SOFR)” of interest is equal to (a) the Term SOFR Rate for such Interest Period, plus (b) zero. The “Adjusted Daily Simple SOFR Rate” of interest is equal to (a) the Daily Simple SOFR, plus (b) zero. The “Applicable Rate” of interest means, for any day, the applicable rate per annum based upon the ratings of Moody’s Investors Service, Inc. and Standard and Poor’s Rating Services, respectively. The Company incurred $12.3 million in transaction costs and recorded the amount to “Deferred charges and other assets” in the Consolidated Balance Sheets, which is being amortized to interest expense over the term of the Amended RCF.
At June 30, 2026, the Company had no outstanding borrowings under the Amended RCF and $0.4 million of outstanding letters of credit, which reduce the borrowing capacity of the Amended RCF. At June 30, 2026, the interest rate in effect on borrowings under the Amended RCF was 5.90%. At June 30, 2026, the Company was in compliance with all covenants related to the Amended RCF.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note F – Other Financial Information
Supplemental Information to Statement of Cash Flows

	Six Months Ended June 30,
(Thousands of dollars)	2026	2025
Net (increase) decrease in operating working capital, excluding cash and cash equivalents:
(Increase) decrease in accounts receivable	$(96,506)	$(976)
(Increase) decrease in inventories	(6,464)	(9,040)
(Increase) decrease in prepaid expenses	(3,897)	(11,009)
Increase (decrease) in accounts payable and accrued liabilities	52,269	24,141
Increase (decrease) in income taxes payable	14,121	4,789
Net (increase) decrease in non-cash working capital	$(40,477)	$7,905

Supplementary disclosures:
Interest paid, net of amounts capitalized of $8.8 million in 2026 and $2.9 million in 2025	$35,442	$44,577

Non-cash investing activities:
Asset retirement costs capitalized	$8,918	$9,427
(Increase) decrease in capital expenditure accrual	(52,007)	22,748

Note G – Asset Retirement Obligations
The asset retirement obligations liabilities (ARO) recognized by the Company are related to the estimated costs to dismantle and abandon its producing oil and natural gas properties and related equipment.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO for the six months ended June 30, 2026 and 2025 are shown in the following table.

(Thousands of dollars)	June 30, 2026	June 30, 2025
Balance at beginning of year	$1,012,867	$1,008,884
Accretion	29,384	28,477
Liabilities incurred	12,256	5,428
Revisions of previous estimates	—	3,999
Liabilities settled	(8,265)	(6,359)
Changes due to translation of foreign currencies	(5,656)	9,784
Balance at end of period	1,040,586	1,050,213
Current portion of liability	(59,231)	(70,104)
Non-current portion of liability	$981,355	$980,109
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
The table that follows provides the components of net periodic benefit expense for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2026	2025	2026	2025
Service cost	$1,865	$1,683	$102	$84
Interest cost	7,752	8,482	750	708
Expected return on plan assets	(8,792)	(8,953)	—	—
Estimated defined contribution provision	70	62	—	—
Amortization of prior service cost (credit)	432	492	(133)	(133)
Recognized actuarial (gain) loss	1,644	1,914	(387)	(1,057)
Total net periodic benefit cost (credit)	$2,971	$3,680	$332	$(398)

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2026	2025	2026	2025
Service cost	$3,730	$3,366	$204	$168
Interest cost	15,504	16,880	1,500	1,416
Expected return on plan assets	(17,584)	(17,824)	—	—
Estimated defined contribution provision	140	122	—	—
Amortization of prior service cost (credit)	864	983	(266)	(266)
Recognized actuarial (gain) loss	3,288	3,805	(774)	(2,113)
Total net periodic benefit cost (credit)	$5,942	$7,332	$664	$(795)
The components of net periodic benefit expense, other than the service cost, are recorded in “Other income (loss)” in the Consolidated Statements of Operations.
During the six months ended June 30, 2026, the Company made contributions of $15.4 million to its defined benefit pension and postretirement benefit plans. Remaining funding in 2026 for the Company’s defined benefit pension and postretirement plans is anticipated to be $15.1 million.

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
During the six months ended June 30, 2026, the Committee granted the following awards from the 2025 Long-Term Plan:

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
In May 2026, the Company’s shareholders approved the 2026 Stock Plan for Non-Employee Directors (the 2026 NED Plan) to replace the 2021 Stock Plan for Non-Employee Directors (the 2021 NED Plan). All awards granted on or after May 13, 2026, will be made under the 2026 NED Plan. The 2026 NED Plan will expire in 2036 and authorizes the issuance of up to 900,000 shares of common stock over its term. Additional information on the 2026 NED Plan can be found in Exhibit A to the definitive proxy statement filed on March 27, 2026.
Similar to the 2021 NED Plan, the 2026 NED Plan permits the issuance of restricted stock, RSUs and stock options or a combination thereof to the Company’s Non-Employee Directors. The Company currently has outstanding incentive awards issued to directors under the 2026, 2021 and 2018 Stock Plans for Non-Employee Directors.
During the six months ended June 30, 2026, the Committee granted the following awards to Non-Employee Directors under the 2021 NED Plan (before May 13, 2026) and the 2026 NED Plan (after May 13, 2026):

Type of Award	Number of Awards Granted	Grant Date	Grant Date Fair Value	Valuation Methodology
Time-Based RSUs [1]	56,844	February 4, 2026	$31.67	Closing Stock Price
Time-Based RSUs [2]	2,150	March 31, 2026	$41.25	Closing Stock Price
Time-Based RSUs [2]	2,723	June 30, 2026	$32.56	Closing Stock Price
1 Non-Employee Directors’ time-based RSUs generally vest on the first anniversary of the date of grant. Non-Employee Directors may elect to defer settlement of their vested time-based RSUs until (1) termination of service from the Board or (2) a future date selected by the director at the time of their deferral election.
2 Non-Employee Directors may elect to receive all or a portion of their annual cash retainers in the form of deferred RSUs. Director fees that are deferred into RSUs are calculated and expensed each quarter by taking fees earned in respect of the applicable quarter and dividing by the closing price of our common stock on the last trading day of the quarter. Each deferred RSU represents the right to receive one share of common stock following (1) termination of service from the Board or (2) a future date selected by the director at the time of their deferral election.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note I – Incentive Plans (Continued)
Amounts recognized in the financial statements with respect to share-based plans are shown in the following table.

	Six Months Ended June 30,
(Thousands of dollars)	2026	2025
Compensation charged against income before tax benefit	$22,772	$20,758
Related income tax benefit recognized in income	3,476	2,832
Certain incentive compensation granted to the Company’s named executive officers, to the extent their total compensation exceeds $1.0 million per executive per year, is not eligible for a U.S. income tax deduction under the current tax law.

Note J – Net Income Per Common Share
Net income attributable to Murphy was used as the numerator in computing both basic and diluted income per common share for the three and six months ended June 30, 2026 and 2025. The following table reconciles the weighted-average shares outstanding used for these computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Weighted-average shares, except per share amounts)	2026	2025	2026	2025
Basic method	143,350,677	142,720,904	143,216,239	143,502,425
Dilutive restricted stock units	2,797,833	494,710	2,677,629	641,426
Diluted method	146,148,510	143,215,614	145,893,868	144,143,851

NET INCOME PER COMMON SHARE – BASIC	$1.62	$0.16	$1.99	$0.66
NET INCOME PER COMMON SHARE – DILUTED	$1.59	$0.16	$1.95	$0.66

Note K – Income Taxes
The Company’s effective income tax rate is calculated as the amount of income tax expense divided by income from continuing operations before income taxes. For the three and six months ended June 30, 2026 and 2025, the Company’s effective income tax rates were as follows:

	2026	2025
Three months ended June 30,	22.6%	3.0%
Six months ended June 30,	27.6%	21.4%
The effective tax rate for the three months ended June 30, 2026 was above the U.S. statutory tax rate of 21% primarily due to several factors including: certain expenses, including exploration and other expenses in certain foreign jurisdictions, for which no income tax benefits are currently available; U.S. state tax expense; stock-based compensation; and the effects of income generated in foreign tax jurisdictions, certain of which have income tax rates higher than the U.S. federal rate. The impacts were partially offset by no tax applied to the pretax income of the noncontrolling interest in MP GOM.
The effective tax rate for the three months ended June 30, 2025 was below the U.S. statutory tax rate of 21% primarily due to no tax applied to the pretax income of the noncontrolling interest in MP GOM, and a Canada tax credit received.
The effective tax rate for the six months ended June 30, 2026 was above the U.S. statutory tax rate of 21% primarily due to several factors including: certain expenses, including exploration and other expenses in certain foreign jurisdictions, for which no income tax benefits are currently available; U.S. state tax expense; stock-based compensation; and the effects of income generated in foreign tax jurisdictions, certain of which have income tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note K – Income Taxes (Continued)

rates higher than the U.S. federal rate. The impacts were partially offset by no tax applied to the pretax income of the noncontrolling interest in MP GOM.
The effective tax rate for the six months ended June 30, 2025 was above the U.S. statutory tax rate of 21% due to several factors including: the effects of income generated in foreign tax jurisdictions, certain of which have income tax rates higher than the U.S. federal rate; U.S. state tax expense; stock-based compensation; and certain expenses, including exploration and other expenses in certain foreign jurisdictions, for which no income tax benefits are currently available. These impacts were partially offset by no tax applied to the pretax income of the noncontrolling interest in MP GOM, and a Canada tax credit received.
For the six months ended June 30, 2026, the Company paid $5.9 million in net cash income tax payments, compared to $0.4 million in net cash income tax payments for the six months ended June 30, 2025.
The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities. These audits often take years to complete and settle. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters. Additionally, the Company could be required to pay amounts into an escrow account as any matters are identified and appealed with the relevant taxing authorities. As of June 30, 2026, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: U.S. – 2016; Canada – 2021. The Company has retained certain possible liabilities and rights to income tax receivables relating to Malaysia for the years prior to 2019.

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
Foreign Currency Exchange Risks
The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. The Company had no foreign currency exchange derivative instruments outstanding at June 30, 2026 and 2025.
Commodity Price Risks
The Company is subject to commodity price risk related to products it produces and sells. During the three and six months ended June 30, 2026, the Company did not have any crude oil or natural gas derivative contracts.
During the second quarter of 2025, the Company held open natural gas swap contracts. Under the swaps contracts, which mature monthly, the Company pays the average monthly price in effect and receives the fixed contract price on a notional amount of sales volume, thereby fixing the price for the commodity sold.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note L – Financial Instruments and Risk Management (Continued)
For the three and six months ended June 30, 2026 and 2025, the gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments are presented in the following table:

(Thousands of dollars)		Three Months Ended June 30,		Six Months Ended June 30,
Type of Derivative Contract	Statement of Operations Location	2026	2025	2026	2025
Commodity swaps	Gain on derivative instruments	$—	$10,808	$—	$1,349
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
The fair value measurements for these assets and liabilities at June 30, 2026 and December 31, 2025, are shown in the following table.

	June 30, 2026				December 31, 2025
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Nonqualified employee savings plan	$23,641	$—	$—	$23,641	$22,205	$—	$—	$22,205
	$23,641	$—	$—	$23,641	$22,205	$—	$—	$22,205
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
The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. There were no offsetting positions recorded at June 30, 2026 and December 31, 2025.
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at June 30, 2026 and December 31, 2025. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, all of which had fair values approximating carrying amounts. The fair value of current and long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. Substantially all of the Company’s long-term debt is actively traded in open markets, and accordingly, is classified as Level 1 in the fair value hierarchy. The Company has off-balance sheet exposures relating to certain letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was minimal.

	June 30, 2026		December 31, 2025
(Thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Current and long-term debt	$1,550,442	$1,512,574	$1,385,080	$1,326,101
Fair Values – Nonrecurring
There were no impairment charges incurred in the three and six months ended June 30, 2026 and 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note M – Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at December 31, 2025 and June 30, 2026, and the changes during the six months ended June 30, 2026, are presented net of taxes in the following table.

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)	Retirement and Postretirement Benefit Plan Adjustments	Total
Balance at December 31, 2025	$(442,331)	$(111,896)	$(554,227)
Components of other comprehensive income (loss):
Before reclassifications to income	(54,641)	—	(54,641)
Reclassifications to income ¹	—	2,802	2,802
Net other comprehensive income (loss)	(54,641)	2,802	(51,839)
Balance at June 30, 2026	$(496,972)	$(109,094)	$(606,066)
1  Reclassifications before taxes of $3.3 million are included in the computation of net periodic benefit expense for the six months ended June 30, 2026. See Note H for additional information. Related income taxes of $0.5 million are included in "Income tax expense” on the Consolidated Statements of Operations for the six months ended June 30, 2026.

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

Note O – Common Stock Issued and Outstanding
Activity in the number of shares of common stock issued and outstanding for the six months ended June 30, 2026 and 2025 is shown below.

(Number of shares outstanding)	June 30, 2026	June 30, 2025
Beginning of period	142,785,152	145,845,124
Restricted stock awards [1]	570,680	494,071
Treasury shares purchased	—	(3,613,450)
End of period	143,355,832	142,725,745
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
During the six months ended June 30, 2026, the Company did not repurchase any shares of its common stock. During the six months ended June 30, 2025, the Company repurchased 3.6 million shares of its common stock under the share repurchase program for $100.0 million ($100.9 million including excise taxes and fees). As of June 30, 2026, the Company had $550.1 million of its common stock remaining available to repurchase under the program.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note P – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate and Discontinued Operations	Consolidated Total
Three Months Ended June 30, 2026
Revenue from production	$743.0	$183.3	$—	$926.3	$—	$926.3
Gain on sale of assets and other operating income	1.0	0.3	—	1.3	0.7	2.0
Total revenues and other income	744.0	183.6	—	927.6	0.7	928.3
Lease operating expenses
Lease operating expenses and taxes other than income	69.7	45.3	0.3	115.3	—	115.3
Repair and maintenance	17.8	0.7	—	18.5	—	18.5
Workovers	6.0	3.9	—	9.9	—	9.9
Total lease operating expenses	93.5	49.9	0.3	143.7	—	143.7
Severance and ad valorem taxes	14.1	0.9	—	15.0	—	15.0
Transportation, gathering and processing	24.6	20.7	—	45.3	—	45.3
Selling and general expenses	7.6	7.0	2.7	17.3	21.4	38.7
Exploration Expenses
Geological and geophysical	10.2	—	1.0	11.2	—	11.2
Dry holes and previously suspended exploration costs	(0.4)	—	13.9	13.5	—	13.5
Other exploratory costs, including undeveloped lease amortization and delay lease rentals	5.0	—	9.6	14.6	—	14.6
Total exploration expenses	14.8	—	24.5	39.3	—	39.3
Depreciation, depletion and amortization	220.5	39.2	—	259.7	2.4	262.1
Accretion of asset retirement obligations	11.9	2.7	0.2	14.8	0.1	14.9
Other operating expenses	16.4	—	0.3	16.7	(2.0)	14.7
Interest Income	(0.6)	—	—	(0.6)	(2.3)	(2.9)
Interest expense, net of capitalization	0.1	(0.1)	0.1	0.1	24.8	24.9
Income tax expense
Current income tax expense	1.9	14.5	—	16.4	4.9	21.3
Deferred income tax expense (benefit)	64.1	(3.2)	1.7	62.6	(6.9)	55.7
Total income tax expense (benefit)	66.0	11.3	1.7	79.0	(2.0)	77.0
Other segment costs (income)	0.9	0.1	0.4	1.4	(9.3)	(7.9)
Segment income (loss) - including NCI [1]	$274.2	$51.9	$(30.2)	$295.9	$(32.4)	$263.5

Additions to property, plant, equipment	$263.2	$64.3	$128.8	$456.3	$7.1	$463.4
Total assets at quarter-end	6,919.3	1,979.5	801.3	9,700.1	578.0	10,278.1
1 Includes results attributable to a noncontrolling interest in MP GOM.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note P – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate and Discontinued Operations	Consolidated Total
Three Months Ended June 30, 2025
Revenue from production	$552.2	$127.9	$2.9	$683.0	$—	$683.0
Gain on sale of assets and other operating income	1.3	0.4	—	1.7	13.1	14.8
Total revenues and other income	553.5	128.3	2.9	684.7	13.1	697.8
Lease operating expenses
Lease operating expenses and taxes other than income	100.0	46.6	0.9	147.5	—	147.5
Repair and maintenance	13.9	1.1	—	15.0	—	15.0
Workovers	52.6	0.5	—	53.1	—	53.1
Total lease operating expenses	166.5	48.2	0.9	215.6	—	215.6
Severance and ad valorem taxes	10.5	0.3	—	10.8	—	10.8
Transportation, gathering and processing	30.3	23.8	—	54.1	—	54.1
Selling and general expenses	4.8	5.7	2.6	13.1	23.8	36.9
Exploration Expenses
Geological and geophysical	0.7	—	0.2	0.9	—	0.9
Dry holes and previously suspended exploration costs	(1.0)	—	0.1	(0.9)	—	(0.9)
Other exploratory costs, including undeveloped lease amortization and delay lease rentals	3.6	—	6.8	10.4	—	10.4
Total exploration expenses	3.3	—	7.1	10.4	—	10.4
Depreciation, depletion and amortization	218.3	38.1	1.2	257.6	1.7	259.3
Accretion of asset retirement obligations	11.6	2.6	0.2	14.4	—	14.4
Other operating expenses	1.3	0.7	(1.4)	0.6	1.2	1.8
Interest income	(0.5)	—	—	(0.5)	(2.7)	(3.2)
Interest expense, net of capitalization	—	0.2	—	0.2	24.9	25.1
Income tax expense
Current income tax expense (benefit)	0.7	0.3	0.2	1.2	(5.0)	(3.8)
Deferred income tax expense (benefit)	19.2	(2.2)	(0.7)	16.3	(11.5)	4.8
Total income tax expense (benefit)	19.9	(1.9)	(0.5)	17.5	(16.5)	1.0
Other segment costs	1.0	0.1	0.1	1.2	35.3	36.5
Segment income (loss) - including NCI [1]	$86.5	$10.5	$(7.3)	$89.7	$(54.6)	$35.1

Additions to property, plant, equipment	$176.2	$45.7	$20.8	$242.6	$2.7	$245.4
Total assets at quarter-end	6,984.9	2,038.6	364.4	9,387.9	451.6	9,839.5
1 Includes results attributable to a noncontrolling interest in MP GOM.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note P – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate and Discontinued Operations	Consolidated Total
Six Months Ended June 30, 2026
Revenue from production	$1,317.7	$338.1	$2.9	$1,658.7	$—	$1,658.7
Gain on sale of assets and other operating income	1.8	0.7	—	2.5	0.7	3.2
Total revenues and other income	1,319.5	338.8	2.9	1,661.2	0.7	1,661.9
Lease operating expenses
Lease operating expenses and taxes other than income	150.5	87.1	1.1	238.7	—	238.7
Repair and maintenance	30.1	1.4	—	31.5	—	31.5
Workovers	10.7	6.3	—	17.0	—	17.0
Total lease operating expenses	191.3	94.8	1.1	287.2	—	287.2
Severance and ad valorem taxes	27.0	1.7	—	28.7	—	28.7
Transportation, gathering and processing	49.7	42.6	—	92.3	—	92.3
Selling and general expenses	13.1	14.5	4.7	32.3	41.2	73.5
Exploration Expenses
Geological and geophysical	11.0	—	1.8	12.8	—	12.8
Dry holes and previously suspended exploration costs	(0.4)	—	81.0	80.6	—	80.6
Other exploratory costs, including undeveloped lease amortization and delay lease rentals	9.9	—	18.8	28.7	—	28.7
Total exploration expenses	20.5	—	101.6	122.1	—	122.1
Depreciation, depletion and amortization	437.4	73.2	1.1	511.7	4.8	516.5
Accretion of asset retirement obligations	23.5	5.3	0.4	29.2	0.2	29.4
Other operating expenses	20.4	0.1	0.6	21.1	(2.0)	19.1
Interest Income	(0.8)	—	—	(0.8)	(4.6)	(5.4)
Interest expense, net of capitalization	0.2	—	0.1	0.3	53.6	53.9
Income tax expense
Current income tax expense	2.9	24.2	0.3	27.4	7.1	34.5
Deferred income tax expense (benefit)	101.4	(1.6)	5.1	104.9	(12.4)	92.5
Total income tax expense (benefit)	104.3	22.6	5.4	132.3	(5.3)	127.0
Other segment costs (income)	2.0	0.5	0.7	3.2	(17.8)	(14.6)
Segment income (loss) - including NCI [1]	$430.9	$83.5	$(112.8)	$401.6	$(69.4)	$332.2

Additions to property, plant, equipment	$518.0	$126.4	$200.1	$844.5	$16.4	$860.9
Total assets at quarter-end	6,919.3	1,979.5	801.3	9,700.1	578.0	10,278.1
1 Includes results attributable to a noncontrolling interest in MP GOM.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note P – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate and Discontinued Operations	Consolidated Total
Six Months Ended June 30, 2025
Revenue from production	$1,059.7	$293.2	$2.9	$1,355.8	$—	$1,355.8
Gain on sale of assets and other operating income	3.3	0.8	—	4.1	3.6	7.7
Total revenues and other income	1,063.0	294.0	2.9	1,359.9	3.6	1,363.5
Lease operating expenses
Lease operating expenses and taxes other than income	200.3	91.9	1.2	293.4	—	293.4
Repair and maintenance	24.1	2.6	—	26.7	—	26.7
Workovers	99.7	0.8	—	100.5	—	100.5
Total lease operating expenses	324.1	95.3	1.2	420.6	—	420.6
Severance and ad valorem taxes	18.8	0.7	—	19.5	—	19.5
Transportation, gathering and processing	59.0	43.9	—	102.9	—	102.9
Selling and general expenses	6.8	11.7	4.5	23.0	44.8	67.8
Exploration Expenses
Geological and geophysical	3.9	—	0.5	4.4	—	4.4
Dry holes and previously suspended exploration costs	(0.8)	—	0.1	(0.7)	—	(0.7)
Other exploratory costs, including undeveloped lease amortization and delay lease rentals	6.3	0.1	14.8	21.2	—	21.2
Total exploration expenses	9.4	0.1	15.4	24.9	—	24.9
Depreciation, depletion and amortization	377.6	70.5	1.3	449.4	4.1	453.5
Accretion of asset retirement obligations	23.0	5.1	0.4	28.5	—	28.5
Other operating expenses	4.0	1.7	(1.3)	4.4	3.1	7.5
Interest Income	(0.9)	—	—	(0.9)	(6.0)	(6.9)
Interest expense, net of capitalization	—	—	0.1	0.1	48.5	48.6
Income tax expense
Current income tax expense (benefit)	1.3	14.0	0.2	15.5	(2.9)	12.6
Deferred income tax expense (benefit)	43.7	(1.6)	(0.7)	41.4	(20.2)	21.2
Total income tax expense (benefit)	45.0	12.4	(0.5)	56.9	(23.1)	33.8
Other segment costs	1.8	0.6	0.3	2.7	35.6	38.3
Segment income (loss) - including NCI [1]	$194.4	$52.0	$(18.5)	$227.9	$(103.4)	$124.5

Additions to property, plant, equipment	$493.2	$101.1	$56.1	$650.4	$7.0	$657.4
Total assets at quarter-end	6,984.9	2,038.6	364.4	9,387.9	451.6	9,839.5
1 Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with the unaudited consolidated financial statements and accompanying notes for the period ended June 30, 2026 included under “Item 1. Financial Statements” of this Form 10-Q and the audited consolidated financial statements and related notes and MD&A included in Item 8 and 7, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2025. This MD&A includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements” at the end of this section.
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
Significant Company financial and operational highlights during the second quarter of 2026 were as follows:
•Production was 175,013 barrels of oil equivalent (BOE) per day (including NCI), a decrease from 196,315 BOE per day in the second quarter of 2025;
•Drilled an oil discovery at Bubale-1X (Block CI-709) exploration well in Côte d’Ivoire;
•Concluded the Hai Su Vang (Golden Sea Lion) appraisal program with the completion of Hai Su Vang-4X (Block 15-2/17) appraisal well, which was expensed as a dry hole;
•Completed drilling operations and initiated completion activities at the Chinook #8 (Walker Ridge 425) development well in the Gulf of America;
•Finalized pipeline installation and launched the FSO (Floating Storage and Offloading vessel) at the Lac Da Vang development project in Vietnam; and
•Brought online six Eagle Ford Shale wells and four Kaybob Duvernay wells.
Subsequent to the second quarter:
•Spud Bubale West-1X appraisal well in Block CI-103 offshore Côte d'Ivoire;
•Spud the Lac Da Trang (White Camel) North-1X exploration well in Block 15-1/05 in Vietnam; and
•Completed installation of topsides and mobilized FSO to final location for Lac Da Vang development project.
Murphy Oil Corporation’s net income from continuing operations, including noncontrolling interest, for the three months ended June 30, 2026 was $264.0 million compared to net income of $33.8 million for the same period in 2025. The increase in 2026 was primarily driven by higher revenues from production ($243.3 million), lower lease operating expenses ($71.8 million), higher other income ($43.6 million), and lower transportation, gathering and processing expenses ($8.8 million). These favorable items were partially offset by higher income tax expense ($76.0 million), higher exploration expense ($28.9 million), and higher other operating expenses ($12.9 million).
Higher revenues were primarily driven by higher realized crude oil prices in the United States, partially offset by lower oil sales volumes in the Gulf of America. Canada oil revenues also increased, driven by higher oil prices and increased production and sales at Terra Nova and Hibernia, as well as new wells at Kaybob; these items were partially offset by lower Canada natural gas revenues, primarily due to lower realized natural gas prices and reduced sales volumes at Tupper. Lower lease operating expenses were primarily driven by decreased costs in the Gulf of America, including the non-repeat of 2025 workover activity at Khaleesi, Marmalard and Samurai and

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Overview (Continued)
lower production handling agreement costs at King’s Quay from lower volumes; these items were partially offset by higher U.S. Onshore costs from increased operated well counts in the Eagle Ford Shale. Higher other income was primarily due to foreign exchange gains driven by favorable currency movements in Canada. Higher income tax expense was primarily due to higher revenues and lower lease operating expenses, as well as certain exploration expenses that did not reduce income tax expense as they were incurred in foreign jurisdictions where no income tax benefits are currently available. Higher exploration expenses were largely due to exploration activities in the Gulf of America and costs related to second-quarter appraisal programs in Vietnam and Côte d’Ivoire. Higher other operating expenses were related to the increase in a joint venture settlement provision.
For the three months ended June 30, 2026 total hydrocarbon production was 175,013 barrels of oil equivalent per day, a decrease of 11% compared to the second quarter of 2025. The decrease was principally due to lower offshore production in the Gulf of America, primarily attributable to planned and unplanned downtime at multiple fields, partially offset by higher production in Canada Offshore. Higher Canada Offshore production was driven by increased production at Terra Nova and Hibernia, while higher Canada Onshore production was driven by new wells at Kaybob. Higher Eagle Ford Shale production was primarily the result of new wells online in the current year.
Net income from continuing operations, including noncontrolling interest, for the six months ended June 30, 2026 was $333.2 million, an increase of $209.3 million compared to the same period of 2025. Higher net income from continuing operations was primarily driven by higher revenues from production ($302.9 million), lower lease operating expenses ($133.4 million), higher other income ($51.0 million), and lower transportation, gathering and processing expenses ($10.6 million). These favorable items were partially offset by higher exploration expenses ($97.2 million), higher income tax expense ($93.2 million), higher DD&A ($63.0 million), and higher other operating expenses ($11.7 million).
Higher revenues were primarily driven by higher realized crude oil prices across all regions, with the United States contributing the majority of the increase from higher prices in the Gulf of America and both higher prices and volumes in the Eagle Ford Shale from new wells at Karnes and Catarina. Canada oil revenues increased from higher prices along with higher production at Kaybob from new wells; these items were partially offset by lower Canada natural gas revenues, primarily due to reduced production and sales volumes at Tupper. Lower lease operating expenses were primarily driven by decreased costs in the Gulf of America, including the non-repeat of 2025 workover activity at Samurai, Marmalard and Khaleesi, lower production handling agreement costs at King’s Quay from lower volumes, and lower FPSO rental fees at Cascade & Chinook following the vessel purchase in early 2025. Higher other income was primarily due to favorable foreign exchange movements. Higher exploration expenses were largely driven by higher dry hole costs related to the Civette-1X (Block CI-502) and Caracal-1X (Block CI-102) exploration wells in Côte d’Ivoire, both of which encountered non-commercial hydrocarbons, and the Hai Su Vang-4X (Golden Sea Lion) Block 15-2/17 appraisal well in Vietnam, which did not encounter hydrocarbons and was also expensed as a dry hole. Exploration activities in the Gulf of America also contributed to the higher exploration costs. Higher income tax expense was primarily due to higher revenues and lower lease operating expenses, and certain exploration expenses did not reduce income tax expense as they were incurred in foreign jurisdictions where no income tax benefits are currently available. Higher DD&A was primarily driven by higher sales volumes in the Eagle Ford Shale, combined with higher rates in the Eagle Ford Shale and the Gulf of America, and higher sales volumes at Kaybob from new wells; these items were partially offset by lower sales volumes in the Gulf of America and at Tupper. Higher other operating expenses were related to the increase in a joint venture settlement provision.
For the six months ended June 30, 2026, total hydrocarbon production was 177,519 barrels of oil equivalent per day, a decrease of 1% compared to the same period in 2025. The decrease was principally due to lower production in the Gulf of America, primarily from planned and unplanned downtime at multiple fields, and lower natural gas production at Tupper. These decreases were largely offset by higher production in the Eagle Ford Shale from new wells, higher Canada Offshore production from Terra Nova and Hibernia, and higher Canada Onshore production from new wells at Kaybob.
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
At June 30, 2026, the West Texas Intermediate (WTI) crude oil futures price was $68.96 per barrel, whereas the crude oil futures price at the end of July 2026 was $80.31, reflecting a 16% increase in price. As of August 3, 2026 closing, the NYMEX WTI forward curve price for the remainder of 2026 was $76.97 per barrel. Changes in commodity prices will directly affect the Company’s future profits and operating cash flows.

Results of Operations
Murphy’s Net income (loss) by type of business and geographic segment is presented below:

	Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Exploration and production
United States	$274.2	$86.5	$430.9	$194.4
Canada	51.9	10.5	83.5	52.0
Other	(30.2)	(7.3)	(112.8)	(18.5)
Total exploration and production	295.9	89.7	401.6	227.9
Corporate and other	(32.0)	(55.9)	(68.4)	(104.1)
Income from continuing operations	263.9	33.8	333.2	123.8
Discontinued operations, net of tax [1]	(0.4)	1.3	(1.0)	0.7
Net income including noncontrolling interest	263.5	35.1	332.2	124.5
Less: Net income attributable to noncontrolling interest	31.3	12.8	47.0	29.2
Net income attributable to Murphy	$232.2	$22.3	$285.2	$95.3
1 The Company has presented its former U.K., Malaysia and U.S. refining and marketing operations as discontinued operations in its consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Exploration and Production Continuing Operations
The following section of Exploration and Production (E&P) continuing operations excludes the Corporate segment unless otherwise noted.
The following is a summarized statement of operations for E&P continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Revenues and other income
Revenue from production	$926.3	$683.0	$1,658.7	$1,355.8
Other income	1.3	1.7	2.5	4.1
Total revenues and other income	927.6	684.7	1,661.2	1,359.9
Costs and expenses
Lease operating expenses	143.7	215.5	287.2	420.6
Severance and ad valorem taxes	15.0	10.8	28.7	19.5
Transportation, gathering and processing	45.3	54.0	92.3	102.9
Depreciation, depletion and amortization	259.7	257.6	511.7	449.4
Accretion of asset retirement obligations	14.8	14.4	29.2	28.5
Exploration expenses, including undeveloped lease amortization	39.3	10.4	122.1	24.9
Selling and general expenses	17.3	13.1	32.3	23.0
Other	17.6	1.6	23.8	6.3
Results of operations before taxes	374.9	107.3	533.9	284.8
Income tax provisions	79.0	17.6	132.3	56.9
Results of operations (excluding Corporate segment) [1]	$295.9	$89.7	$401.6	$227.9
1 Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Pricing
The following table contains the weighted average sales prices for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(Weighted average sales prices)	2026	2025	2026	2025
Crude oil and condensate – dollars per barrel
United States - Onshore	$99.55	$64.00	$86.18	$66.84
United States - Offshore [1]	99.36	64.48	84.99	68.23
Canada - Onshore [2]	84.08	59.94	77.28	61.73
Canada - Offshore [2]	103.88	64.76	93.00	70.39
Other [2]	—	70.86	71.04	70.86
Natural gas liquids – dollars per barrel
United States - Onshore	23.08	19.56	20.55	21.07
United States - Offshore [1]	21.66	19.35	18.97	22.75
Canada - Onshore [2]	34.46	33.84	31.25	35.00
Natural gas – dollars per thousand cubic feet
United States - Onshore	2.41	2.75	3.07	3.03
United States - Offshore [1]	3.38	3.47	4.55	3.89
Canada - Onshore [2]	1.48	1.65	1.97	1.96
1  Prices include the effect of noncontrolling interest in MP GOM.
2 U.S. dollar equivalent.
The following table contains benchmark prices relevant to the Company for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(Average price for the period)	2026	2025	2026	2025
Oil and NGLs
WTI ($/BBL)	$92.79	$63.74	$82.36	$67.58
Natural gas
Henry Hub ($/MMBTU)	2.94	3.16	3.90	3.72
AECO (C$/MCF)	1.63	1.69	1.82	1.93

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Production Volumes
The following table contains hydrocarbons produced during the three and six months ended June 30, 2026 and 2025. For further discussion on volumes, please see the “Revenues from Production” section on page 32.

	Three Months Ended June 30,		Six Months Ended June 30,
(Barrels per day unless otherwise noted)	2026	2025	2026	2025
Net crude oil and condensate
United States - Onshore	26,853	28,519	27,670	22,779
United States - Offshore [1]	50,920	58,840	51,377	57,222
Canada - Onshore	4,854	2,307	3,899	2,445
Canada - Offshore	7,880	5,638	8,440	7,237
Other	239	296	232	275
Total net crude oil and condensate	90,746	95,600	91,618	89,958
Net natural gas liquids
United States - Onshore	6,769	5,557	6,315	4,818
United States - Offshore [1]	3,976	4,720	4,136	4,265
Canada - Onshore	570	494	549	516
Total net natural gas liquids	11,315	10,771	11,000	9,599
Net natural gas – thousands of cubic feet per day
United States - Onshore	32,861	32,389	32,971	29,306
United States - Offshore [1]	49,178	52,964	50,160	52,062
Canada - Onshore	355,672	454,310	366,277	400,898
Total net natural gas	437,711	539,663	449,408	482,266
Total net hydrocarbons - including NCI [2,3]	175,013	196,315	177,519	179,935
Noncontrolling interest
Net crude oil and condensate – barrels per day	(5,481)	(6,070)	(5,382)	(5,925)
Net natural gas liquids – barrels per day	(195)	(244)	(210)	(207)
Net natural gas – thousands of cubic feet per day	(2,052)	(1,942)	(1,955)	(1,590)
Total noncontrolling interest [2,3]	(6,018)	(6,638)	(5,918)	(6,397)
Total net hydrocarbons - excluding NCI [2,3]	168,995	189,677	171,601	173,538
1 Includes net volumes attributable to a noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1.
3 NCI – noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Sales Volumes
The following table contains hydrocarbons sold during the three and six months ended June 30, 2026 and 2025. For further discussion on volumes, please see the “Revenues from Production” section on page 32.

	Three Months Ended June 30,		Six Months Ended June 30,
(Barrels per day unless otherwise noted)	2026	2025	2026	2025
Net crude oil and condensate
United States - Onshore	26,853	28,520	27,670	22,779
United States - Offshore [1]	50,359	58,469	51,277	56,313
Canada - Onshore	4,854	2,307	3,899	2,444
Canada - Offshore	10,201	7,762	8,897	9,436
Other	—	457	226	230
Total net crude oil and condensate	92,267	97,515	91,969	91,202
Net natural gas liquids
United States - Onshore	6,769	5,557	6,315	4,819
United States - Offshore [1]	3,976	4,720	4,136	4,264
Canada - Onshore	570	494	549	516
Total net natural gas liquids	11,315	10,771	11,000	9,599
Net natural gas – thousands of cubic feet per day
United States - Onshore	32,861	32,388	32,971	29,306
United States - Offshore [1]	49,178	52,964	50,160	52,062
Canada - Onshore	355,672	454,310	366,277	400,898
Total net natural gas	437,711	539,662	449,408	482,266
Total net hydrocarbons - including NCI [2,3]	176,534	198,230	177,870	181,179
Noncontrolling interest
Net crude oil and condensate – barrels per day	(5,396)	(6,014)	(5,365)	(5,792)
Net natural gas liquids – barrels per day	(195)	(243)	(210)	(207)
Net natural gas – thousands of cubic feet per day	(2,052)	(1,942)	(1,955)	(1,590)
Total noncontrolling interest [2,3]	(5,933)	(6,581)	(5,901)	(6,264)
Total net hydrocarbons - excluding NCI [2,3]	170,601	191,649	171,969	174,915
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
Revenues from Production
The Company’s production revenues by country and product were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Revenues from production
United States - Oil	$698.6	$509.2	$1,220.4	$971.0
United States - Natural gas liquids	22.1	18.1	37.7	35.9
United States - Natural gas	22.3	24.8	59.6	52.7
Canada - Oil	133.5	58.3	204.3	147.5
Canada - Natural gas liquids	1.8	1.5	3.1	3.3
Canada - Natural gas	48.0	68.1	130.7	142.4
Other - Oil	—	2.9	2.9	2.9
Total revenue from production	$926.3	$683.0	$1,658.7	$1,355.8
Revenue from production for the three months ended June 30, 2026 increased $243.3 million compared to the same period in 2025. Higher revenues were primarily driven by higher realized crude oil prices in the U.S., partially offset by lower oil sales volumes in the Gulf of America due to decreased production at the Mormont, Kodiak, and Samurai fields related to planned and unplanned downtime. Canada oil revenues increased, driven by higher oil prices and increased sales at Terra Nova and Hibernia, as well as new wells at Kaybob. These items were partially offset by lower Canada natural gas revenues, primarily due to lower realized natural gas prices and reduced sales volumes at Tupper.
Revenues from production for the six months ended June 30, 2026 increased $302.9 million compared to the same period in 2025. Higher revenues were primarily driven by higher realized crude oil prices across all regions, with the U.S. contributing the majority of the increase from higher prices in the Gulf of America and both higher prices and volumes in the Eagle Ford Shale from new wells at Karnes and Catarina. Canada oil revenues also increased, primarily driven by higher prices, as well as higher production at Kaybob from new wells. These items were partially offset by lower Canada natural gas revenues, primarily due to lower production at Tupper due to the natural decline of new wells. U.S. natural gas revenues increased from higher realized prices, while U.S. NGL revenues increased primarily from higher volumes in the Eagle Ford Shale.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Lease Operating and Transportation, Gathering and Processing Expenses
The Company’s total lease operating expenses and transportation, gathering and processing expenses by geographic area were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	(Millions of dollars)		(Dollars per equivalent barrel)		(Millions of dollars)		(Dollars per equivalent barrel)
	2026	2025	2026	2025	2026	2025	2026	2025
Lease operating expenses
United States - Onshore	$34.2	$29.5	$9.60	$8.20	$66.6	$59.2	$9.31	$10.08
United States - Offshore	59.3	137.0	10.43	20.91	124.7	264.9	10.80	21.13
Canada - Onshore	32.5	35.6	5.52	4.98	65.4	65.8	5.53	5.21
Canada - Offshore	17.5	12.6	18.84	17.86	29.4	29.5	18.24	17.29
Other	0.2	0.8	—	19.95	1.1	1.2	25.74	29.02
Total lease operating expenses	$143.7	$215.5	$8.95	$11.95	$287.2	$420.6	$8.92	$12.83
Transportation, gathering and processing
United States - Onshore	$3.7	$2.1	$1.03	$0.62	$6.4	$4.5	$0.90	$0.77
United States - Offshore	20.8	28.1	3.66	4.28	43.3	54.5	3.75	4.35
Canada - Onshore	18.9	22.0	3.21	3.08	39.4	40.3	3.32	3.19
Canada - Offshore	1.9	1.8	2.01	2.53	3.2	3.6	2.01	2.10
Total transportation, gathering and processing	$45.3	$54.0	$2.82	$3.00	$92.3	$102.9	$2.87	$3.14
For the three months ended June 30, 2026 lease operating expenses decreased by $71.8 million and transportation, gathering and processing expenses decreased by $8.7 million compared to the same period in 2025. Lower expenses were primarily driven by decreased costs in the Gulf of America, where workover expenses decreased significantly due to the non-repeat of 2025 workover activity at Khaleesi, Marmalard, and Samurai, a one-time access fee received at Lucius, and lower production handling agreement costs at King's Quay from lower volumes. These items were partially offset by higher U.S. Onshore costs from increased operated well counts in the Eagle Ford Shale.
Lower transportation, gathering and processing expenses were primarily driven by renegotiated vessel contract rates at Cascade & Chinook and lower volumes in the Gulf of America.
For the six months ended June 30, 2026 lease operating expenses decreased by $133.4 million, and transportation, gathering and processing expenses decreased by $10.6 million compared to the same period in 2025. Lower lease operating expenses were primarily driven by decreased costs in the Gulf of America. Workover expenses decreased significantly due to the non-repeat of 2025 workover activity at Samurai, Marmalard, and Khaleesi. In addition, lower production handling agreement costs at King's Quay from lower volumes and lower FPSO rental fees at Cascade & Chinook, following the vessel purchase in early 2025, contributed to the decrease in operating expenses. Canada Offshore expenses decreased due to lower production-related costs at Terra Nova. These items were partially offset by higher U.S. Onshore costs from increased operated well counts in the Eagle Ford Shale.
Lower transportation, gathering and processing expenses were primarily driven by renegotiated vessel contract rates at Cascade & Chinook and lower volumes across multiple Gulf of America fields including Mormont, St. Malo, and Khaleesi. Canada Onshore transportation costs decreased due to lower volumes and ongoing mitigation efforts at Tupper.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Depreciation, Depletion and Amortization Expenses
The Company’s DD&A by geographic area were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	(Millions of dollars)		(Dollars per equivalent barrel)		(Millions of dollars)		(Dollars per equivalent barrel)
	2026	2025	2026	2025	2026	2025	2026	2025
DD&A
United States - Onshore	$113.9	$107.4	$32.01	$29.88	$227.2	$174.4	$31.79	$29.68
United States - Offshore	106.6	110.9	18.74	16.93	210.2	203.2	18.21	16.21
Canada - Onshore	29.2	30.0	4.96	4.20	55.6	54.1	4.69	4.29
Canada - Offshore	9.9	8.1	10.65	11.47	17.5	16.4	10.89	9.59
Other	0.1	1.2	—	28.38	1.2	1.3	27.84	31.02
Total DD&A	$259.7	$257.6	$16.16	$14.28	$511.7	$449.4	$15.89	$13.70
DD&A for the three months ended June 30, 2026 increased by $2.1 million compared to the same period in 2025. Higher DD&A was primarily driven by higher rates in the Eagle Ford Shale and the Gulf of America, as well as higher sales volumes at Canada Offshore from increased cargo deliveries at Terra Nova and Hibernia and higher volumes at Kaybob from new wells. These items were partially offset by lower volumes in the Gulf of America related to planned and unplanned downtime at multiple fields and lower sales volumes at Tupper.
DD&A for the six months ended June 30, 2026 increased by $62.3 million compared to the same period in 2025. Higher DD&A was primarily driven by significantly higher sales volumes in the Eagle Ford Shale from new Alice May wells at Karnes and new wells at Catarina, combined with higher rates in the Eagle Ford Shale and the Gulf of America. Additionally, higher sales volumes at Kaybob from new wells contributed to the increase. These items were partially offset by lower sales volumes in the Gulf of America and at Tupper.
Exploration Expenses
The Company’s exploration expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Exploration expenses
Dry holes and previously suspended exploration costs	$13.5	$(0.9)	$80.6	$(0.7)
Geological and geophysical	11.2	0.8	12.8	4.4
Other exploration	12.2	8.2	24.0	17.3
Undeveloped lease amortization	2.4	2.3	4.7	3.9
Total exploration expenses, including undeveloped lease amortization	$39.3	$10.4	$122.1	$24.9
Exploration expenses for the three months ended June 30, 2026 increased by $28.9 million compared to the same period in 2025. Higher exploration expenses in the current quarter were largely due to exploration activities in Côte d’Ivoire, Vietnam, and the Gulf of America. Dry holes and previously suspended exploration costs primarily related to the Hai Su Vang-4X (Golden Sea Lion) appraisal well (Block 15-2/17) in Vietnam.
Exploration expenses for the six months ended June 30, 2026 increased by $97.2 million compared to the same period in 2025. Higher exploration expenses in the current period were largely driven by higher dry hole costs related to the Civette-1X (Block CI-502) and Caracal-1X (Block CI-102) exploration wells in Côte d’Ivoire, and the Hai Su Vang-4X (Golden Sea Lion) appraisal well (Block 15-2/17) in Vietnam, all of which encountered non-commercial hydrocarbons. Exploration activities in the Gulf of America also contributed to the higher exploration costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Other
Other expenses increased by $16.0 million and $17.5 million for the three and six months ended June 30, 2026, respectively, compared to the same period in 2025, primarily due to an increase in a joint venture dispute settlement provision.
Income Taxes
Income taxes for the three and six months ended June 30, 2026 increased by $61.4 million and $75.4 million, respectively, compared to the same periods in 2025. Higher income tax expense was primarily due to higher revenues and lower lease operating expenses during the period. In addition, higher exploration expenses, mainly due to dry hole expenses recognized related to Côte d’Ivoire, did not reduce income tax expense as they were in foreign jurisdictions where no income tax benefits are currently available.

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
The Corporate segment reported a loss of $32.0 million for the three months ended June 30, 2026 a favorable variance of $23.9 million compared to the same period in 2025. The favorable variance was primarily due to higher foreign exchange gains ($44.0 million), driven by favorable currency movements in Canada. These gains were partially offset by no repeat of gains on derivative instruments in 2026 ($10.3 million) and lower income tax benefit ($14.5 million) due to higher current period net income.
The Corporate segment reported a loss of $68.4 million for the six months ended June 30, 2026 a favorable variance of $35.7 million, compared to the same period in 2025. The favorable variance was primarily due to higher foreign exchange gains ($52.9 million). These favorable items were partially offset by higher income tax expense ($17.8 million), and higher interest expense ($5.2 million) related to costs associated with the redemption of the 2027 Notes and 2028 Notes.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Condition (Continued)
Cash Flows
The following table presents the Company’s cash flows for the periods presented:

	Six Months Ended June 30,
(Millions of dollars)	2026	2025
Net cash provided (required) by:
Net cash provided by continuing operations activities	$977.1	$658.7
Net cash required by investing activities	(889.7)	(679.4)
Net cash provided (required) by financing activities	19.0	(22.4)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.9)
Net increase (decrease) in cash and cash equivalents	$106.7	$(43.9)
Cash Provided by Continuing Operations Activities
Net cash provided by continuing operations activities for the six months ended June 30, 2026 increased by $318.4 million compared to the same period in 2025. The increase in cash flows from operations activities was primarily due to higher realized commodity prices, which resulted in a $302.9 million increase in revenue from production, and lower lease operating expenses ($133.4 million). These favorable impacts were partially offset by a $65.1 million decrease in other operating activities, net, primarily related to contract prepayments in Vietnam and foreign exchange rate fluctuations, as well as a $48.4 million unfavorable change in net non-cash working capital, which was also affected by higher commodity prices.
Cash Required by Investing Activities
Net cash required by investing activities for the six months ended June 30, 2026 was $210.2 million higher compared to the same period in 2025. The increase was primarily due to higher property additions and dry hole costs ($188.1 million) and higher acquisition capital ($22.1 million).
A reconciliation of “Property additions and dry hole costs” in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

	Six Months Ended June 30,
(Millions of dollars)	2026	2025
Property additions and dry hole costs	$866.2	$678.0
Acquisition of oil and natural gas properties	23.5	1.4
Geophysical and other exploration expenses	34.3	19.3
Capital expenditure accrual changes and other	54.2	(20.3)
Total capital expenditures	$978.2	$678.4
Total accrual basis capital expenditures are shown below.

	Six Months Ended June 30,
(Millions of dollars)	2026	2025
Capital Expenditures
Exploration and production	$961.9	$671.4
Corporate	16.3	7.0
Total capital expenditures	$978.2	$678.4
Higher capital expenditures in the six months ended June 30, 2026 compared to the same period of 2025 were primarily attributable to higher exploratory drilling in Côte d'Ivoire, higher exploratory and development drilling in the Gulf of America, and higher development spending in Vietnam, which included progressing the LDV-A platform construction and pipe-laying campaign. These increases were partially offset by lower field

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Condition (Continued)
development costs in the Gulf of America due to the prior year purchase of the Pioneer FPSO in the Gulf of America.
Capital expenditures in 2026 primarily relate to development drilling and field development activities in the Gulf of America ($278.7 million), the Eagle Ford Shale ($187.4 million), the Tupper Montney and the Kaybob Duvernay ($112.8 million), and in Vietnam ($55.0 million).
Exploration costs in 2026 were $314.3 million, primarily comprised of activities in Côte d'Ivoire related to exploration drilling for Bubale-1X (Block CI-709), Civette-1X (Block CI-502) and Caracal-1X (Block CI-102) exploration wells, and the Hai Su Vang (Golden Sea Lion) appraisal campaign (Blocks 15-2/17 and 15-1/05). Exploration costs were also driven by activities in the Gulf of America including lease acquisitions and exploration drilling at the Cello #1 (Mississippi Canyon 385) and Banjo #1 (Mississippi Canyon 385) exploration wells.
Cash Provided (Required) by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 increased by $41.4 million compared to the same period in 2025.
In 2026, the cash provided by financing activities was principally from a refinancing transaction whereby new 2034 Notes were issued in the aggregate amount of $500.0 million. The bond issuance was partially offset by the aggregate redemption of the 2027 Notes ($78.9 million) and 2028 Notes ($148.6 million), net repayments on the Amended RCF ($100.0 million), year-to-date cash dividends to shareholders of $0.70 per share ($100.3 million), debt issue costs for the upsize and extension of the Amended RCF and 2034 Notes bond issuance ($20.1 million), and distributions to the noncontrolling interest in MP GOM ($21.2 million).
In 2025, net cash required by financing activities was principally for the repurchase of common shares ($102.6 million), year-to-date cash dividends to shareholders of $0.65 per share ($93.4 million), and distributions to the noncontrolling interest in MP GOM ($18.2 million), and was partially offset by net borrowings on the senior unsecured RCF ($200.0 million).

Liquidity
At June 30, 2026 the Company had approximately $2.5 billion of liquidity consisting of $483.9 million in cash and cash equivalents and $2.0 billion available on its committed senior unsecured Amended RCF with a major banking consortium.
The Company’s $2.0 billion senior unsecured Amended RCF expires in January 2031. As of June 30, 2026 the Company had no outstanding borrowings under the Amended RCF and $0.4 million of outstanding letters of credit, which reduce the borrowing capacity of the Amended RCF. At June 30, 2026 the interest rate in effect on borrowings under the Amended RCF was 5.90%. At June 30, 2026, the Company was in compliance with all covenants related to the Amended RCF.
Cash and invested cash are maintained in several operating locations outside the U.S. As of June 30, 2026 cash and cash equivalents held outside the U.S. included U.S. dollar equivalents of approximately $160.2 million, the majority of which was held in Canada ($89.4 million), Côte d'Ivoire ($34.6 million), Vietnam ($12.7 million), Mexico ($7.9 million), Brunei ($6.1 million), and the U.K. ($4.6 million). In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods. Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Condition (Continued)
Working Capital

(Millions of dollars)	June 30, 2026	December 31, 2025
Working capital
Total current assets	$1,026.8	$816.7
Total current liabilities	1,202.3	1,062.7
Net working capital liability	$(175.5)	$(246.0)
As of June 30, 2026 net working capital increased by $70.5 million compared to December 31, 2025. The increase was primarily attributable to a higher cash balance at the end of the period ($106.7 million) and higher accounts receivable ($96.4 million), partially offset by higher accounts payable ($99.1 million), higher current asset retirement obligations ($17.3 million), and higher income taxes payable ($14.1 million).
Higher accounts receivable and accounts payable were primarily due to higher oil and NGL prices and drilling activities in the Gulf of America, respectively. Higher current asset retirement obligations were due to reclassification of certain obligations from long-term to current for anticipated well abandonment activities expected within the next 12 months. Higher income taxes were due to higher pretax net income.
Capital Employed
A summary of capital employed at June 30, 2026 and December 31, 2025 follows.

	June 30, 2026		December 31, 2025
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$1,547.9	22.7%	$1,382.6	21.3%
Murphy shareholders' equity	5,259.0	77.3%	5,118.4	78.7%
Total capital employed	$6,806.9	100.0%	$6,501.0	100.0%
At June 30, 2026, long-term debt of $1,547.9 million increased by $165.3 million compared to December 31, 2025 primarily as a result of a refinancing transaction whereby the Company issued $500.0 million of 2034 Notes and used the proceeds to redeem the 2027 Notes and 2028 Notes and pay down amounts drawn on the Amended RCF. The total of the fixed-rate notes had a weighted average maturity of 8.7 years and a weighted average coupon of 6.3%.
Murphy shareholders’ equity increased by $140.6 million in 2026, primarily due to net income ($285.2 million) and ($15.5 million) stock award amortization, partially offset by dividends ($100.3 million) and foreign currency translation ($54.6 million). A summary of transactions in stockholders’ equity accounts is presented in the “Consolidated Statements of Stockholders’ Equity” on page 6 of this Form 10-Q report.

Critical Accounting Estimates
As of June 30, 2026 there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2025.

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
The following table reconciles net income (loss) attributable to Murphy to adjusted net income from continuing operations attributable to Murphy.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2026	2025	2026	2025
Net income attributable to Murphy (GAAP) [1]	$232.2	$22.3	$285.2	$95.3
Discontinued operations (income) loss	0.4	(1.3)	1.0	(0.7)
Net income from continuing operations attributable to Murphy	232.6	21.0	286.2	94.6
Adjustments:
Foreign exchange (gain) loss	(9.2)	34.3	(18.6)	34.3
Unrealized gain on derivative instruments	—	(10.3)	—	(1.4)
Total adjustments, before taxes	(9.2)	24.0	(18.6)	32.9
Income tax (benefit) expense related to adjustments	2.4	(6.5)	4.8	(8.3)
Total adjustments, after taxes	(6.8)	17.5	(13.8)	24.6
Adjusted net income from continuing operations attributable to Murphy (Non-GAAP)	$225.8	$38.5	$272.4	$119.2
Net income from continuing operations per average diluted share (GAAP)	$1.59	$0.15	$1.96	$0.66
Adjusted net income from continuing operations per average diluted share (Non-GAAP)	$1.55	$0.27	$1.87	$0.83
1  Excludes amounts attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Other Key Performance Metrics (Continued)
The following table reconciles net income (loss) attributable to Murphy to EBITDA, adjusted EBITDA, EBITDAX and adjusted EBITDAX attributable to Murphy.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Net income attributable to Murphy (GAAP) [1]	$232.2	$22.3	$285.2	$95.3
Income tax expense	77.0	1.1	127.0	33.8
Interest expense, net	24.9	25.1	53.9	48.6
Depreciation, depletion and amortization expense [1]	254.0	250.8	500.8	438.2
EBITDA attributable to Murphy (Non-GAAP) [1]	$588.1	$299.3	$966.9	$615.9
Exploration expenses [1]	39.3	10.3	122.1	24.8
EBITDAX attributable to Murphy (Non-GAAP) [1]	$627.4	$309.6	$1,089.0	$640.7

EBITDA attributable to Murphy (Non-GAAP) [1]	$588.1	$299.3	$966.9	$615.9
Foreign exchange (gain) loss	(9.2)	34.3	(18.6)	34.3
Accretion of asset retirement obligations [1]	13.4	12.9	26.3	25.4
Unrealized gain on derivative instruments	—	(10.3)	—	(1.4)
Discontinued operations (income) loss	0.4	(1.3)	1.0	(0.7)
Adjusted EBITDA attributable to Murphy (Non-GAAP) [1]	$592.7	$334.9	$975.6	$673.5
Exploration expenses [1]	39.3	10.3	122.1	24.8
Adjusted EBITDAX attributable to Murphy (Non-GAAP) [1]	$632.0	$345.2	$1,097.7	$698.3
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
The following table reconciles net cash provided by continuing operations activities to FCF and adjusted FCF.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Net cash provided by continuing operations activities (GAAP)	$655.9	$358.1	$977.1	$658.7
Exclude: increase (decrease) in non-cash working capital	(67.5)	(30.7)	40.5	(7.9)
Operating cash flow excluding working capital adjustments (Non-GAAP)	588.4	327.4	1,017.6	650.8
Less: property additions and dry hole costs [1]	(478.4)	(309.6)	(866.2)	(678.0)
Free cash flow (Non-GAAP)	$110.0	$17.8	$151.4	$(27.2)
Adjustments:
Cash dividends paid	(50.1)	(46.4)	(100.3)	(93.4)
Distributions to noncontrolling interest	(21.2)	(11.2)	(21.2)	(18.2)
Debt costs	(0.1)	—	(22.5)	—
Withholding tax on stock-based incentive awards	—	—	(7.8)	(7.7)
Acquisition of oil and natural gas properties	(0.8)	—	(23.5)	(1.4)
Adjusted free cash flow (Non-GAAP)	$37.8	$(39.8)	$(23.9)	$(147.9)
1 Property additions for the six months ended June 30, 2025 include a payment of $125.0 million for the purchase of the Pioneer FPSO in the Gulf of America, including amounts attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Outlook
The oil and natural gas industry is impacted by global commodity pricing and as a result the prices for the Company’s primary products are often volatile and are affected by the levels of supply and demand for energy. As discussed in the “Results of Operations” section discussing revenues, on page 32, higher average crude oil and lower natural gas pricing during the second quarter of 2026 compared to the same period in 2025 directly impacted the Company’s product sales revenue.
As of close on August 3, 2026 forward price curves for existing forward contracts for the remainder of 2026 and 2027 are shown in the following table.

	2026	2027
WTI ($/BBL)	76.97	69.99
NYMEX ($/MMBTU)	3.09	3.38
AECO (US$ Equivalent/MCF)	1.35	1.69
The regional conflict involving Iran continues to contribute to heightened geopolitical risk and significant volatility in global energy and shipping markets, primarily due to disruptions affecting transit through the Strait of Hormuz, which is a critical passage for oil, LNG, and other refined products. Although these developments have led to higher commodity prices, these developments have also led to increased transportation and insurance costs, and broader uncertainty across global supply chains, which may indirectly affect the Company through fluctuations in oil and gas prices, changes in demand, and higher operating or input costs. During the period, the Company has not experienced direct physical disruption to its operations, and the Company’s financial and operating results have been favorably impacted by price volatility. Looking forward, a prolonged or escalating conflict could further disrupt global energy flows, exacerbate price volatility, constrain access to markets or services, and adversely affect macroeconomic conditions, which could materially impact the Company’s future operating results, cash flows, and financial position.
Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of goods and services used in E&P operations or contribute to inflation in the countries in which we operate. In July 2026, the Trump Administration imposed a 10% or 12.5% tariff on 60 trading partners pursuant to Section 301 of the Trade Act of 1974. Although we are continuing to monitor the economic effects of tariff announcements and developments, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.
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
For the third quarter of 2026, production is expected to average between 171.0 and 179.0 thousand barrels of oil equivalents per day, excluding noncontrolling interest.
The Company now expects full-year 2026 capital expenditures, excluding noncontrolling interest, to be between $1,500 million and $1,600 million, compared with its prior guidance of $1,200 million to $1,300 million provided in the first quarter. This increase is driven primarily by additional capital related to the Bubale-1X (Block CI-709) discovery and the Bubale West-1X (Block CI-103) appraisal well, incremental Eagle Ford Shale activity, and higher-than-anticipated costs associated with Chinook #8 (Walker Ridge 425) drilling. Noncontrolling interest capital expenditures are expected to be $65 million.
In the Gulf of America, Murphy will continue developing the Cello #1 (Mississippi Canyon 385) and Banjo #1 (Mississippi Canyon 385) wells, which were determined to be successful in the first quarter of 2026. The Company currently expects these wells to begin production in the fourth quarter of 2027. In addition, the Company has initiated completion activities at the Chinook #8 (Walker Ridge 425) well, and expects the well to come online in the fourth quarter of 2026.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Outlook (Continued)
In Côte d’Ivoire, the Company drilled a successful exploration well at Bubale-1X (Block CI-709), and in July 2026 spud its first appraisal well, the Bubale West-1X (Block CI-103). The appraisal program is expected to include up to five wells over the next 18 to 24 months.
The Hai Su Vang (Golden Sea Lion) appraisal program in Vietnam has been completed following the completion of the Hai Su Vang-2X (Block 15-2/17) and Hai Su Vang-3X (Block 15-1/05) appraisal wells, which encountered hydrocarbons, and the Hai Su Vang-4X (Block 15-2/17) appraisal well, which did not and was expensed as a dry hole. The Company is evaluating development alternatives and progressing post-appraisal studies, with a final investment decision currently anticipated in the fourth quarter of 2027. In addition, in July the Company spud the Lac Da Trang (White Camel) North-1X (Block 15-1/05) exploration well. Finally, Murphy will continue field development activities in Vietnam at Lac Da Vang (Golden Camel), Block 15-1/05, with first oil anticipated in the fourth quarter of 2026.
In addition to ongoing activities in Côte d’Ivoire and Vietnam, the Company continues to pursue future exploration opportunities internationally. During the second quarter, Murphy progressed key agreements for offshore exploration blocks in Cameroon and submitted an application for offshore blocks in Mauritania, initiating discussions with the government. The Company anticipates finalizing the contracts in both countries in the second half of 2026.
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
On August 8, 2024, the Company’s Board of Directors authorized a share repurchase program whereby the Company can repurchase up to $1,100 million of the Company’s common stock, of which $550 million remains available to repurchase as of June 30, 2026.
The Company continues to monitor the impact of commodity prices on its financial position and is currently in compliance with the covenants related to the senior unsecured Amended RCF (see Note E).
As of August 3, 2026 the Company has entered into forward fixed price delivery contracts to manage risk associated with certain future oil and natural gas sales prices as follows:

			Volumes (MMCF/d)	Price/MCF	Remaining Period
Area	Commodity	Type [1]			Start Date	End Date
Canada	Natural Gas	Fixed price forward sales	88	C$2.81	7/1/2026	9/30/2026
Canada	Natural Gas	Fixed price forward sales	59	C$3.00	10/1/2026	12/31/2026
Canada	Natural Gas	Fixed price forward sales	9.5	C$3.14	1/1/2027	12/31/2027
1 Fixed price forward sale contracts listed above are accounted for as normal sales and purchases for accounting purposes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified through the inclusion of words such as “aim”, “anticipate”, “believe”, “drive”, “estimate”, “expect”, “forecast”, “future”, “goal”, “guidance”, “intend”, “may”, “objective”, “outlook”, “plan”, “position”, “potential”, “project”, “seek”, “should”, “strategy”, “target”, “will” or variations of such words and other similar expressions. These statements, which express management’s current views concerning future events, results and plans, are subject to inherent risks, uncertainties and assumptions (many of which are beyond our control) and are not guarantees of performance. In particular, statements, express or implied, concerning the Company’s future operating results or activities and returns or the Company's ability and intent to replace or increase reserves, increase production, generate returns and rates of return, replace or increase drilling locations, reduce or otherwise control operating costs and expenditures, generate cash flows, pay down or refinance indebtedness, achieve, reach or otherwise meet initiatives, plans, goals, ambitions or targets with respect to emissions, safety matters or other environmental, social and governance matters, make capital expenditures, pay and/or increase dividends or make share repurchases and other capital allocation decisions are forward-looking statements. Factors that could cause one or more of these future events, results or plans not to occur as implied by any forward-looking statement, which consequently could cause actual results or activities to differ materially from the expectations expressed or implied by such forward-looking statements, include, but are not limited to: macro conditions in the oil and natural gas industry, including supply and demand levels, actions taken by major oil exporters and the resulting impacts on commodity prices; geopolitical concerns (including the current conflict in Iran); increased volatility or deterioration in the success rate of our exploration programs or in our ability to maintain production rates and replace reserves; reduced customer demand for our products due to environmental, regulatory, technological or other reasons; adverse foreign exchange movements; political and regulatory instability in the markets where we do business; the impact on our operations or markets of health pandemics and related government responses; natural hazards impacting our operations or markets; any other deterioration in our business, markets or prospects; cyber attacks and other cybersecurity risks; any failure to obtain necessary regulatory approvals; the impact of current and future laws, rulings and governmental regulations; any inability to service or refinance our outstanding debt or to access debt markets at acceptable prices; or adverse developments in the U.S. or global capital markets, credit markets, banking system or economies in general, including inflation, trade policies, tariffs and other trade restrictions. For further discussion of factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement, see “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) and on page 46 of this Form 10-Q report, and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K that we file, available from the SEC’s website and from Murphy Oil Corporation’s website at http://ir.murphyoilcorp.com. Investors and others should note that we may announce material information using SEC filings, press releases, public conference calls, webcasts and the investors page of our website. We may use these channels to distribute material information about the Company; therefore, we encourage investors, the media, business partners and others interested in the Company to review the information we post on our website. The information on our website is not part of, and is not incorporated into, this report. Each forward-looking statement contained in this report speaks only as of the date of this report. Except as required by applicable law, Murphy Oil Corporation undertakes no duty to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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
Commodity Price Risk
There were no commodity-based derivative contracts in place as of June 30, 2026.
Foreign Exchange Risk
There were no derivative foreign exchange contracts in place at June 30, 2026.
Interest Rate Risk
The Company’s senior unsecured Amended RCF provides for variable interest rate borrowings. As of June 30, 2026 we had no outstanding borrowings under the Amended RCF, and therefore, no related exposure to interest rate risk.

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
During the quarter ended June 30, 2026 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026 no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following is an index of exhibits that are hereby filed as indicated by asterisk (*), that are considered furnished rather than filed as indicated by double asterisks (**), or that are incorporated by reference. Exhibits other than those listed have been omitted since they are either not required or not applicable.

Exhibit No.	Description

3.1	Certificate of Incorporation of Murphy Oil Corporation, as amended effective May 11, 2005 (incorporated by reference to Exhibit 3.1 to Form 10-K of Registrant filed on February 28, 2011)
3.2	By-Laws of Murphy Oil Corporation, as amended effective August 5, 2020 (incorporated by reference to Exhibit 3.2 to Form 10-Q of Registrant filed on August 6, 2020)
10.36	Murphy Oil Corporation 2026 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit A to definitive proxy statement of Registrant filed on March 27, 2026)
*10.37	Form of non-employee director time-based restricted stock unit grant agreement – A (2026 NED Plan)
*10.38	Form of non-employee director time-based restricted stock unit grant agreement – B (2026 NED Plan)
*31.1	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY OIL CORPORATION
(Registrant)

By	/s/ PAUL D. VAUGHAN
Paul D. Vaughan
Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
August 5, 2026
(Date)