Form 10-Q
period 2026-09-30
MURPHY OIL CORP
filed 2026-11-04
CIK 717423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Number of shares of Common Stock, $1.00 par value, outstanding at October 31, 2026 was 143,381,125.

MURPHY OIL CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Thousands of dollars, except share amounts)	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$500,301	$377,196
Accounts receivable, net	459,254	346,759
Inventories	63,965	57,284
Prepaid expenses	41,592	35,473
Total current assets	1,065,112	816,712
Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization of $15,736,096 in 2026 and $15,068,149 in 2025	8,711,907	8,136,346
Operating lease assets	643,138	805,464
Deferred charges and other assets	61,209	74,104
Total assets	$10,481,366	$9,832,626
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt, finance lease	$11,229	$2,514
Accounts payable	622,800	572,183
Income taxes payable	20,676	18,209
Other taxes payable	38,744	28,295
Operating lease liabilities	229,478	278,834
Other accrued liabilities	152,510	120,755
Current asset retirement obligations	46,866	41,959
Total current liabilities	1,122,303	1,062,749
Long-term debt, including finance lease obligation	1,623,123	1,382,566
Asset retirement obligations	1,018,528	970,908
Deferred credits and other liabilities	232,690	263,596
Non-current operating lease liabilities	424,278	537,773
Deferred income taxes	506,931	378,337
Total liabilities	$4,927,853	$4,595,929
Equity
Cumulative Preferred Stock, par $100, authorized 400,000 shares, none issued	$—	$—
Common Stock, par $1.00, authorized 450,000,000 shares, issued 195,100,628 shares at September 30, 2026 and 195,100,628 shares at December 31, 2025	195,101	195,101
Capital in excess of par value	851,582	859,633
Retained earnings	6,997,071	6,691,318
Accumulated other comprehensive loss	(609,025)	(554,227)
Treasury stock	(2,049,806)	(2,073,445)
Murphy Shareholders' Equity	5,384,923	5,118,380
Noncontrolling interest	168,590	118,317
Total equity	5,553,513	5,236,697
Total liabilities and equity	$10,481,366	$9,832,626

The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars, except per share amounts)	2026	2025	2026	2025
Revenues and other income
Revenue from production	$849,175	$720,966	$2,507,861	$2,076,761
Gain on derivative instruments	—	5,722	—	7,071
Gain on sale of assets and other operating income	5,799	6,297	8,972	10,434
Total revenues and other income	854,974	732,985	2,516,833	2,094,266
Costs and expenses
Lease operating expenses	149,174	184,353	436,357	604,986
Severance and ad valorem taxes	13,561	12,288	42,298	31,766
Transportation, gathering and processing	47,045	48,146	139,380	151,067
Exploration expenses, including undeveloped lease amortization	33,111	32,502	155,229	57,389
Selling and general expenses	40,537	30,858	114,077	98,692
Depreciation, depletion and amortization	271,432	283,465	787,914	736,949
Accretion of asset retirement obligations	15,056	14,676	44,440	43,153
Impairment of assets	—	115,002	—	115,002
Other operating expense	28,574	5,902	47,721	13,364
Total costs and expenses	598,490	727,192	1,767,416	1,852,368
Operating income from continuing operations	256,484	5,793	749,417	241,898
Other income (loss)
Other income (loss)	2,863	15,271	23,962	(14,631)
Interest expense, net	(24,199)	(24,726)	(78,093)	(73,302)
Total other loss	(21,336)	(9,455)	(54,131)	(87,933)
Income (loss) from continuing operations before income taxes	235,148	(3,662)	695,286	153,965
Income tax expense	39,355	4,157	166,330	37,911
Income (loss) from continuing operations	195,793	(7,819)	528,956	116,054
Income (loss) from discontinued operations, net of income taxes	(259)	(497)	(1,238)	172
Net income (loss) including noncontrolling interest	195,534	(8,316)	527,718	116,226
Less: Net income (loss) attributable to noncontrolling interest	24,414	(5,343)	71,437	23,883
NET INCOME (LOSS) ATTRIBUTABLE TO MURPHY	$171,120	$(2,973)	$456,281	$92,343
NET INCOME (LOSS) PER COMMON SHARE – BASIC
Continuing operations	$1.19	$(0.02)	$3.19	$0.64
Discontinued operations	—	—	(0.01)	—
Net income (loss)	$1.19	$(0.02)	$3.18	$0.64
NET INCOME (LOSS) PER COMMON SHARE – DILUTED
Continuing operations	$1.17	$(0.02)	$3.14	$0.64
Discontinued operations	—	—	(0.01)	—
Net income (loss)	$1.17	$(0.02)	$3.13	$0.64
Cash dividends per common share	$0.350	$0.325	$1.050	$0.975
Average common shares outstanding (thousands)
Basic	143,377	142,731	143,270	143,245
Diluted	146,123	142,731	145,970	143,976

The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2026	2025	2026	2025
Net income (loss) including noncontrolling interest	$195,534	$(8,316)	$527,718	$116,226
Other comprehensive income (loss), net of tax
Net gain (loss) from foreign currency translation	(4,360)	(38,027)	(59,001)	50,528
Retirement and postretirement benefit plans	1,401	874	4,203	2,613
Other comprehensive income (loss)	(2,959)	(37,153)	(54,798)	53,141
Comprehensive income (loss) including noncontrolling interest	192,575	(45,469)	472,920	169,367
Less: Comprehensive income (loss) attributable to noncontrolling interest	24,414	(5,343)	71,437	23,883
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO MURPHY	$168,161	$(40,126)	$401,483	$145,484

The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(Thousands of dollars)	2026	2025
Operating Activities
Net income including noncontrolling interest	$527,718	$116,226
Adjustments to reconcile net income to net cash provided by continuing operations activities
Depreciation, depletion and amortization	787,914	736,949
Deferred income tax expense	135,277	23,305
Unsuccessful exploration well costs and previously suspended exploration costs	86,699	83
Accretion of asset retirement obligations	44,440	43,153
Long-term non-cash compensation	40,858	28,514
Amortization of undeveloped leases	7,254	6,907
(Income) loss from discontinued operations	1,238	(172)
Unrealized gain on derivative instruments	—	(3,904)
Impairment of assets	—	115,002
Net increase in non-cash working capital	(15,021)	(20,473)
Other operating activities, net	(98,768)	(47,428)
Net cash provided by continuing operations activities	1,517,609	998,162
Investing Activities
Property additions and dry hole costs	(1,333,039)	(827,007)
Acquisition of oil and natural gas properties	(28,647)	(24,405)
Net cash required by investing activities	(1,361,686)	(851,412)
Financing Activities
Retirement of debt	(227,489)	—
Early redemption of debt cost	(2,504)	—
Debt issuance	500,000	—
Debt issuance cost	(8,254)	—
Borrowings on revolving credit facility	700,000	475,000
Repayment of revolving credit facility	(800,000)	(325,000)
Issue costs of revolving credit facility	(12,274)	(18)
Repurchase of common stock, including excise tax	(777)	(102,620)
Cash dividends paid	(150,528)	(139,799)
Distributions to noncontrolling interest	(21,164)	(43,211)
Withholding tax on stock-based incentive awards	(8,496)	(7,669)
Finance lease obligation payments	(1,348)	(543)
Net cash required by financing activities	(32,834)	(143,860)
Effect of exchange rate changes on cash and cash equivalents	16	(499)
Net increase in cash and cash equivalents	123,105	2,391
Cash and cash equivalents at beginning of period	377,196	423,569
Cash and cash equivalents at end of period	$500,301	$425,960

The accompanying notes are an integral part of these consolidated financial statements.

MURPHY OIL CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars except number of shares)	2026	2025	2026	2025
Common Stock
Balance at beginning and end of period – par $1.00, authorized 450,000,000 shares at September 30, 2026 and September 30, 2025, issued 195,100,628 shares at September 30, 2026 and September 30, 2025	$195,101	$195,101	$195,101	$195,101
Capital in Excess of Par Value
Balance at beginning of period	844,653	841,833	859,633	848,950
Restricted stock transactions and other	(1,650)	(241)	(32,117)	(27,977)
Share-based compensation	8,579	9,372	24,066	29,991
Balance at end of period	851,582	850,964	851,582	850,964
Retained Earnings
Balance at beginning of period	6,876,135	6,775,193	6,691,318	6,773,289
Net income attributable to Murphy	171,120	(2,973)	456,281	92,343
Cash dividends paid	(50,184)	(46,387)	(150,528)	(139,799)
Balance at end of period	6,997,071	6,725,833	6,997,071	6,725,833
Accumulated Other Comprehensive Loss
Balance at beginning of period	(606,066)	(537,778)	(554,227)	(628,072)
Foreign currency translation, net of income taxes	(4,360)	(38,027)	(59,001)	50,528
Retirement and postretirement benefit plans, net of income taxes	1,401	874	4,203	2,613
Balance at end of period	(609,025)	(574,931)	(609,025)	(574,931)
Treasury Stock
Balance at beginning of period	(2,050,809)	(2,075,823)	(2,073,445)	(1,995,018)
Repurchase of common stock	—	—	—	(100,876)
Awarded restricted stock, net of forfeitures	1,003	243	23,639	20,314
Balance at end of period – 51,719,503 shares of common stock at September 30, 2026 and 52,368,808 shares of common stock at September 30, 2025, at cost	(2,049,806)	(2,075,580)	(2,049,806)	(2,075,580)
Murphy Shareholders’ Equity	5,384,923	5,121,387	5,384,923	5,121,387
Noncontrolling Interest
Balance at beginning of period	144,176	158,654	118,317	147,593
Net income attributable to noncontrolling interest	24,414	(5,343)	71,437	23,883
Distributions to noncontrolling interest owners	—	(25,046)	(21,164)	(43,211)
Balance at end of period	168,590	128,265	168,590	128,265
Total Equity	$5,553,513	$5,249,652	$5,553,513	$5,249,652

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These notes are an integral part of the financial statements of Murphy Oil Corporation and Consolidated Subsidiaries (the Company or Murphy) on pages 2 through 6 of this Form 10-Q report.

Note A – Basis of Presentation
The unaudited financial statements presented herein, in the opinion of Murphy’s management, include all adjustments necessary to present fairly the Company’s financial position as at September 30, 2026 and December 31, 2025, and the results of operations, cash flows and changes in stockholders’ equity for the interim periods ended September 30, 2026 and 2025, in conformity with the United States generally accepted accounting principles (GAAP). In preparing the financial statements of the Company in conformity with GAAP, management has made a number of estimates and assumptions that affect the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from the estimates.
Consolidated financial statements and notes to consolidated financial statements included in this Form 10-Q report should be read in conjunction with the Company’s 2025 Form 10-K report, as certain notes and other pertinent information have been abbreviated or omitted in this report. Financial results for the three and nine months ended September 30, 2026 are not necessarily indicative of future results.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note C – Revenue from Contracts with Customers (Continued)
Disaggregation of Revenue
The Company reviews performance based on two key geographical segments and between onshore and offshore sources of revenue within these geographies.
The Company’s revenues and other income for the three and nine months ended September 30, 2026 and 2025 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2026	2025	2026	2025
Net crude oil and condensate revenue
United States - Onshore	$239,940	$209,051	$671,559	$484,610
United States - Offshore [1]	393,507	356,903	1,182,280	1,052,345
Canada - Onshore	28,136	18,115	82,669	45,428
Canada - Offshore	69,432	35,211	219,198	155,421
Other	—	88	2,909	3,036
Total crude oil and condensate revenue	731,015	619,368	2,158,615	1,740,840
Net natural gas liquids revenue
United States - Onshore	16,658	13,736	40,153	32,117
United States - Offshore [1]	7,515	8,353	21,714	25,913
Canada - Onshore	1,681	1,094	4,785	4,363
Total natural gas liquids revenue	25,854	23,183	66,652	62,393
Net natural gas revenue
United States - Onshore	8,153	9,571	26,494	25,637
United States - Offshore [1]	14,410	15,741	55,674	52,408
Canada - Onshore	69,743	53,103	200,426	195,483
Total natural gas revenue	92,306	78,415	282,594	273,528
Total revenue from sales to customers	849,175	720,966	2,507,861	2,076,761
Gain on derivative instruments	—	5,722	—	7,071
Gain on sale of assets and other operating income	5,799	6,297	8,972	10,434
Total revenues and other income	$854,974	$732,985	$2,516,833	$2,094,266
1 Includes revenue attributable to the noncontrolling interest in MP GOM.

Contract Balances and Asset Recognition
As of September 30, 2026, and December 31, 2025, receivables from contracts with customers, net of royalties and associated payables, on the balance sheet from continuing operations, were $245.9 million and $165.3 million, respectively. Payment terms for the Company’s sales vary across contracts and geographical regions, with the majority of the cash receipts required within 30 days of billing. Based on a forward-looking expected loss model in accordance with ASU 2016-13, the Company did not recognize any impairment losses on receivables or contract assets arising from customer contracts during the reporting periods.
The Company has not entered into any revenue contracts that have financing components as of September 30, 2026.
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
As of September 30, 2026, the Company had the following sales contracts in place which are expected to generate revenue from sales to customers for a period over 12 months starting at the inception of the contract:

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
As of September 30, 2026, the Company had total capitalized drilling costs pending the determination of proved reserves of $494.1 million. The following table reflects the net changes in capitalized exploratory well costs during the nine months ended September 30, 2026 and 2025.

(Thousands of dollars)	2026	2025
Beginning balance at January 1	$191,821	$72,055
Additions pending the determination of proved reserves	317,581	43,091
Reclassifications to proved properties based on the determination of proved reserves	(4,646)	—
Capitalized exploratory well costs charged to expense	(10,627)	—
Balance at September 30	$494,129	$115,146
Capital additions of $317.6 million, for the nine months ended September 30, 2026, were mainly for exploration wells including the Bubale-1X (Block CI-709) and Bubale West-1X (Block CI-103) wells in Côte d’Ivoire; the Hai Su Vang-3X (Golden Sea Lion), Block 15-1/05 and Lac Da Trang (White Camel) North-1X, Block 15-1/05 wells in Vietnam; and the Banjo #1 (Mississippi Canyon 385) and Cello #1 (Mississippi Canyon 385) wells in the Gulf of America.
In the third quarter of 2026, Murphy successfully appraised the Bubale discovery offshore Côte d’Ivoire with the Bubale West-1X well, which encountered approximately 88 feet of net oil pay in the Turonian reservoir and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note D – Property, Plant and Equipment (Continued)
additional hydrocarbons in the deeper Albian reservoir. The Company also announced an oil discovery at the Lac Da Trang (White Camel) North-1X exploration well offshore Vietnam, encountering approximately 131 feet of net oil pay. Murphy also achieved first oil from the Lac Da Vang (Golden Camel) development offshore Vietnam.
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
Capitalized well costs charged to dry hole expense of $10.6 million, for the nine months ended September 30, 2026, were primarily related to the Caracal-1X (Block CI-102) exploration well in Côte d’Ivoire, which was plugged and abandoned as a dry hole after encountering non-commercial hydrocarbon shows. There were no capitalized well costs charged to dry hole expense for the nine months ended September 30, 2025.
The preceding table excludes well costs of $76.1 million incurred and expensed directly to dry hole for the nine months ended September 30, 2026. In 2026, these costs primarily related to the Civette-1X (Block CI-502) exploration well in Côte d’Ivoire, the Caracal-1X (Block CI-102) exploration well in Côte d’Ivoire, and the Hai Su Vang-4X (Golden Sea Lion), Block 15-2/17 appraisal well in Vietnam. There were no capitalized well costs charged to dry hole expense for the nine months ended September 30, 2025.
The following table provides an aging of capitalized exploration costs based on the date the drilling operations were initiated for each individual project.

	September 30,
	2026		2025
(Thousands of dollars)	Amount	No. of Projects	Amount	No. of Projects
Aging of capitalized well costs:
Zero to one year	$10,571	1	$17,562	5
One to two years	344,780	3	75,171	3
Two to three years	120,946	3	—	—
Three years or more	17,832	2	22,413	3
	$494,129	9	$115,146	11
Of the $483.6 million of exploration well costs capitalized and classified as more than one year at September 30, 2026, $261.4 million was in Côte d’Ivoire, $114.0 million was in Vietnam, $105.5 million was in the Gulf of America, and $2.7 million was in Brunei. In all geographical areas, either further appraisal or development drilling is planned and/or development studies/plans are in various stages of completion.
Property Additions
During the third quarter of 2025, the Company purchased additional working interest in the Eagle Ford Shale, in acreages primarily operated by Murphy, for $23.0 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note D – Property, Plant and Equipment (Continued)
Impairments
There were no impairments in the three and nine months ended September 30, 2026. There were pretax impairments of $115.0 million ($92.0 million excluding NCI) in the three and nine months ended September 30, 2025. The impairment related to the partial write-down of the Dalmatian field in the Gulf of America due to reserve reductions, as certain projects in the field were less competitive for capital allocation.

Note E – Financing Arrangements and Debt
Long-term debt for the respective periods presented consisted of the following.

	September 30,	December 31,
(Thousands of dollars)	2026	2025
Notes payable
5.875% notes, due December 2027	$—	$78,899
6.375% notes, due July 2028	—	148,590
7.050% notes, due May 2029	117,582	117,582
6.000% notes, due October 2032	600,000	600,000
6.500% notes, due February 2034	500,000	—
6.375% notes, due December 2042 ¹	339,761	339,761
Total notes payable	1,557,343	1,284,832
Unamortized debt issuance cost and discount on notes payable	(17,712)	(12,406)
Total notes payable, net of unamortized discount	1,539,631	1,272,426
Finance lease obligations, due through October 2039 ²	94,721	12,654
Total debt including current maturities	1,634,352	1,285,080
Senior unsecured revolving credit facility	—	100,000
Current maturities	(11,229)	(2,514)
Total long-term debt	$1,623,123	$1,382,566
1 Coupon rate may fluctuate 25 basis points if rating is periodically downgraded or upgraded by S&P and Moody’s.
2 Includes finance lease liabilities of $83.9 million at September 30, 2026 for a floating storage and offloading vessel (FSO) in Vietnam. See Note Q - Leases for additional information.
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
At September 30, 2026, the Company had no outstanding borrowings under the Amended RCF and $0.4 million of outstanding letters of credit, which reduce the borrowing capacity of the Amended RCF. At September 30, 2026, the interest rate in effect on borrowings under the Amended RCF was 6.16%. At September 30, 2026, the Company was in compliance with all covenants related to the Amended RCF.
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

Note F – Other Financial Information
Supplemental Information to Statement of Cash Flows

	Nine Months Ended September 30,
(Thousands of dollars)	2026	2025
Net (increase) decrease in operating working capital, excluding cash and cash equivalents:
(Increase) decrease in accounts receivable	$(87,904)	$(7,567)
(Increase) decrease in inventories	(4,648)	(9,532)
(Increase) decrease in prepaid expenses	(7,666)	15
Increase (decrease) in accounts payable and accrued liabilities	82,730	(5,373)
Increase (decrease) in income taxes payable	2,467	1,984
Net (increase) decrease in non-cash working capital	$(15,021)	$(20,473)

Supplementary disclosures:
Interest paid, net of amounts capitalized of $15.7 million in 2026 and $5.3 million in 2025	$50,612	$52,426

Non-cash investing activities:
Asset retirement costs capitalized	$40,491	$21,756
(Increase) decrease in capital expenditure accrual	(1,920)	(34,210)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note G – Asset Retirement Obligations
The asset retirement obligations liabilities (ARO) recognized by the Company are related to the estimated costs to dismantle and abandon its producing oil and natural gas properties and related equipment.
A reconciliation of the beginning and ending aggregate carrying amount of the ARO for the nine months ended September 30, 2026 and 2025 are shown in the following table.

(Thousands of dollars)	September 30, 2026	September 30, 2025
Balance at beginning of year	$1,012,867	$1,008,884
Accretion	44,440	43,153
Liabilities incurred	46,829	14,267
Revisions of previous estimates	—	7,489
Liabilities settled	(32,562)	(32,145)
Changes due to translation of foreign currencies	(6,180)	6,147
Balance at end of period	1,065,394	1,047,795
Current portion of liability	(46,866)	(45,876)
Non-current portion of liability	$1,018,528	$1,001,919
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note H – Employee and Retiree Benefit Plans (Continued)
The table that follows provides the components of net periodic benefit expense for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2026	2025	2026	2025
Service cost	$1,865	$1,683	$102	$84
Interest cost	7,744	8,495	750	708
Expected return on plan assets	(8,786)	(8,967)	—	—
Estimated defined contribution provision	69	62	—	—
Amortization of prior service cost (credit)	432	492	(133)	(133)
Recognized actuarial (gain) loss	1,643	1,918	(386)	(1,057)
Total net periodic benefit cost (credit)	$2,967	$3,683	$333	$(398)

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
(Thousands of dollars)	2026	2025	2026	2025
Service cost	$5,595	$5,049	$306	$252
Interest cost	23,248	25,375	2,250	2,124
Expected return on plan assets	(26,370)	(26,791)	—	—
Estimated defined contribution provision	209	184	—	—
Amortization of prior service cost (credit)	1,296	1,475	(399)	(399)
Recognized actuarial (gain) loss	4,931	5,723	(1,160)	(3,170)
Total net periodic benefit cost (credit)	$8,909	$11,015	$997	$(1,193)
The components of net periodic benefit expense, other than the service cost, are recorded in “Other income (loss)” in the Consolidated Statements of Operations.
During the nine months ended September 30, 2026, the Company made contributions of $22.5 million to its defined benefit pension and postretirement benefit plans. Remaining funding in 2026 for the Company’s defined benefit pension and postretirement plans is anticipated to be $8.1 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note I – Incentive Plans (Continued)
Shares issued pursuant to awards granted under the 2025 Long-Term Plan may be shares that are authorized but unissued or shares that were reacquired by the Company, including shares repurchased on the open market. Shares underlying awards that have been canceled, expired, are forfeited, or otherwise not issued under an award shall not count as shares issued under the Plan.
During the nine months ended September 30, 2026, the Committee granted the following awards from the 2025 Long-Term Plan:

Type of Award	Number of Awards Granted	Grant Date	Grant Date Fair Value	Valuation Methodology
Performance-based RSUs [1]	412,560	February 3, 2026	$32.67	Monte Carlo
Time-based RSUs (Stock-Settled) [2]	811,620	February 3, 2026	$30.05	Average Stock Price
Time-based RSUs (Cash-Settled) [2]	661,960	February 3, 2026	$30.05	Average Stock Price
Performance-based RSUs [1]	25,500	August 31, 2026	$38.68	Monte Carlo
Time-based RSUs (Stock-Settled) [2]	25,500	August 31, 2026	$36.28	Average Stock Price
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
During the nine months ended September 30, 2026, the Committee granted the following awards to Non-Employee Directors under the 2021 NED Plan (before May 13, 2026) and the 2026 NED Plan (after May 13, 2026):

Type of Award	Number of Awards Granted	Grant Date	Grant Date Fair Value	Valuation Methodology
Time-Based RSUs [1]	56,844	February 4, 2026	$31.67	Closing Stock Price
Time-Based RSUs [2]	2,150	March 31, 2026	$41.25	Closing Stock Price
Time-Based RSUs [2]	2,723	June 30, 2026	$32.56	Closing Stock Price
Time-Based RSUs [2]	2,396	September 30, 2026	$37.02	Closing Stock Price
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note I – Incentive Plans (Continued)
Amounts recognized in the financial statements with respect to share-based plans are shown in the following table.

	Nine Months Ended September 30,
(Thousands of dollars)	2026	2025
Compensation charged against income before tax benefit	$36,582	$33,884
Related income tax benefit recognized in income	5,593	4,882
Certain incentive compensation granted to the Company’s named executive officers, to the extent their total compensation exceeds $1.0 million per executive per year, is not eligible for a U.S. income tax deduction under the current tax law.

Note J – Net Income Per Common Share
Net income (loss) attributable to Murphy was used as the numerator in computing both basic and diluted income (loss) per common share for the three and nine months ended September 30, 2026 and 2025. The following table reconciles the weighted-average shares outstanding used for these computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Weighted-average shares, except per share amounts)	2026	2025	2026	2025
Basic method	143,376,910	142,730,808	143,269,796	143,245,219
Dilutive restricted stock units [1]	2,745,807	—	2,700,355	730,291
Diluted method	146,122,717	142,730,808	145,970,151	143,975,510

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$1.19	$(0.02)	$3.18	$0.64
NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$1.17	$(0.02)	$3.13	$0.64
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Antidilutive restricted stock units excluded from diluted shares	—	908,021	—	—

Note K – Income Taxes
The Company’s effective income tax rate is calculated as the amount of income tax expense divided by income from continuing operations before income taxes. For the three and nine months ended September 30, 2026 and 2025, the Company’s effective income tax rates were as follows:

	2026	2025
Three months ended September 30,	16.7%	(113.5)%
Nine months ended September 30,	23.9%	24.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note K – Income Taxes (Continued)

The effective tax rate for the three months ended September 30, 2026 was below the U.S. statutory tax rate of 21% primarily due to an income tax deduction for prior years’ Australia exploration spend, which resulted in an income tax benefit of $11.9 million.
The effective tax rate for the three months ended September 30, 2025 was below the U.S. statutory tax rate of 21% primarily due to several factors including: certain expenses, including exploration and other expenses in certain foreign jurisdictions, for which no income tax benefits are currently available; foreign currency translation adjustments; no tax benefit applied to the pretax loss of the noncontrolling interest in MP GOM; and the effects of income generated in foreign tax jurisdictions, certain of which have income tax rates higher than the U.S. federal rate. The unfavorable impact on the effective tax rate was partially offset by the tax effect of stock-based compensation and U.S. state tax expense.
The effective tax rate for the nine months ended September 30, 2026 was above the U.S. statutory tax rate of 21% primarily due to several factors including: certain expenses, including exploration and other expenses in certain foreign jurisdictions, for which no income tax benefits are currently available; U.S. state tax expense; stock-based compensation; and the effects of income generated in foreign tax jurisdictions, certain of which have income tax rates higher than the U.S. federal rate. The impacts were partially offset by an income tax deduction for prior years’ Australia exploration spend and no tax applied to the pretax income of the noncontrolling interest in MP GOM.
The effective tax rate for the nine months ended September 30, 2025 was above the U.S. statutory tax rate of 21% due to several factors including: the effects of income generated in foreign tax jurisdictions, certain of which have income tax rates higher than the U.S. federal rate; U.S. state tax expense; stock-based compensation; foreign currency translation adjustments; and certain expenses, including exploration and other expenses in certain foreign jurisdictions, for which no income tax benefits are currently available. These impacts were partially offset by no tax applied to the pretax income of the noncontrolling interest in MP GOM, and a Canada tax credit received.
For the nine months ended September 30, 2026, the Company paid $14.4 million in net cash income tax, compared to $9.2 million in net cash income tax for the nine months ended September 30, 2025.
The Company’s tax returns in multiple jurisdictions are subject to audit by taxing authorities. These audits often take years to complete and settle. Although the Company believes that recorded liabilities for unsettled issues are adequate, additional gains or losses could occur in future years from resolution of outstanding unsettled matters. Additionally, the Company could be required to pay amounts into an escrow account as any matters are identified and appealed with the relevant taxing authorities. As of September 30, 2026, the earliest years remaining open for audit and/or settlement in our major taxing jurisdictions are as follows: U.S. – 2016; Canada – 2022. The Company has retained certain possible liabilities and rights to income tax receivables relating to Malaysia for the years prior to 2019.

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
Foreign Currency Exchange Risks
The Company is subject to foreign currency exchange risk associated with operations in countries outside the U.S. The Company had no foreign currency exchange derivative instruments outstanding at September 30, 2026 and 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note L – Financial Instruments and Risk Management (Continued)
Commodity Price Risks
The Company is subject to commodity price risk related to products it produces and sells. During the three and nine months ended September 30, 2026, the Company did not have any crude oil or natural gas derivative contracts.
During the third quarter of 2025, the Company held open natural gas swap contracts. Under the swaps contracts, which mature monthly, the Company pays the average monthly price in effect and receives the fixed contract price on a notional amount of sales volume, thereby fixing the price for the commodity sold.
At September 30, 2025, volumes per day associated with outstanding natural gas derivative contracts and the weighted average prices for these contracts were as follows:

NYMEX Henry Hub	Area	Commodity	Volumes MMCF/d	Price/MCF	Start Date	End Date
Fixed price derivative swap	United States	Natural Gas	60	$3.74	10/1/2025	12/31/2025
For the three and nine months ended September 30, 2026 and 2025, the gains and losses recognized in the Consolidated Statements of Operations for derivative instruments not designated as hedging instruments are presented in the following table:

(Thousands of dollars)		Three Months Ended September 30,		Nine Months Ended September 30,
Type of Derivative Contract	Statement of Operations Location	2026	2025	2026	2025
Commodity swaps	Gain on derivative instruments	$—	$5,722	$—	$7,071
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
The fair value measurements for these assets and liabilities at September 30, 2026 and December 31, 2025, are shown in the following table.

	September 30, 2026				December 31, 2025
(Thousands of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Nonqualified employee savings plan	$21,905	$—	$—	$21,905	$22,205	$—	$—	$22,205
	$21,905	$—	$—	$21,905	$22,205	$—	$—	$22,205
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
The Company offsets certain assets and liabilities related to derivative contracts when the legal right of offset exists. There were no offsetting positions recorded at September 30, 2026 and December 31, 2025.
The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at September 30, 2026 and December 31, 2025. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses, all of which had fair values approximating carrying amounts. The fair value of current and long-term debt was estimated based on rates offered to the Company at that time for debt of the same maturities. Substantially all of the Company’s long-term debt is actively traded in open markets, and accordingly, is classified as Level 1 in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note L – Financial Instruments and Risk Management (Continued)
fair value hierarchy. The Company has off-balance sheet exposures relating to certain letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was minimal.

	September 30, 2026		December 31, 2025
(Thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Current and long-term debt	$1,634,352	$1,480,834	$1,385,080	$1,326,101
Fair Values – Nonrecurring
There were no impairment charges incurred in the three and nine months ended September 30, 2026.
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

Note M – Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” on the Consolidated Balance Sheets at December 31, 2025 and September 30, 2026, and the changes during the nine months ended September 30, 2026, are presented net of taxes in the following table.

(Thousands of dollars)	Foreign Currency Translation Gains (Losses)	Retirement and Postretirement Benefit Plan Adjustments	Total
Balance at December 31, 2025	$(442,331)	$(111,896)	$(554,227)
Components of other comprehensive income (loss):
Before reclassifications to income	(59,001)	—	(59,001)
Reclassifications to income ¹	—	4,203	4,203
Net other comprehensive income (loss)	(59,001)	4,203	(54,798)
Balance at September 30, 2026	$(501,332)	$(107,693)	$(609,025)
1  Reclassifications before taxes of $5.0 million are included in the computation of net periodic benefit expense for the nine months ended September 30, 2026. See Note H for additional information. Related income taxes of $0.8 million are included in "Income tax expense” on the Consolidated Statements of Operations for the nine months ended September 30, 2026.

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
In recent years, there has been an increase in regulatory oversight of the oil and gas industry at the state and federal level, with a focus on climate change and GHG emissions (including methane emissions). For example, in March 2024, the U.S. Environmental Protection Agency (EPA) published its final rule regulating methane and volatile organic compounds emissions in the oil and gas industry which, among other things, requires periodic inspections to detect leaks (and subsequent repairs), places stringent restrictions on venting and flaring of methane, and establishes a program whereby third parties can monitor and report large methane emissions to the EPA. However, the EPA has since published a final rule extending several compliance deadlines associated with the new methane rules. In November 2024, the EPA published its final rule implementing a charge on large emitters of waste methane from the oil and gas sector. This rule, however, was disapproved by a joint Congressional resolution in March 2025, and the One Big Beautiful Bill Act (OBBBA) passed in July 2025 extended the imposition of the waste emission charge until 2034. In addition, an international climate agreement (the Paris Agreement) was agreed to at the 2015 United Nations Framework Convention on Climate Change in Paris, France. In January 2025, the United States submitted formal notification to the United Nations that it intends to withdraw from the Paris Agreement. Pursuant to the terms of the Paris Agreement, the withdrawal came into effect on January 27, 2026. In September 2025, the EPA announced a proposal to end the Greenhouse Gas Reporting Program (“GHGRP”) for all sectors except petroleum and natural gas systems (excluding reporting for natural gas distribution, which would also be eliminated under the proposal). Reporting for petroleum and natural gas systems under the GHGRP would be deferred until 2034 under the proposal. On January 7, 2026, United States executive agencies were ordered to cease participation in and withdraw from the United Nations Framework Convention on Climate Change. On February 12, 2026, the EPA announced the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note N – Environmental and Other Contingencies (Continued)

repeal of its 2009 “Endangerment Finding” under the Clean Air Act, which found that GHGs endanger the public health and welfare of current and future generations and emissions of GHGs from motor vehicles contribute to GHG pollution. While presidential administrations may modify, revise or repeal rules related to climate change and GHG emissions, the general trend has been towards stricter regulation over time. Further, many states have adopted or are considering regulations related to GHG emissions.
In August 2026, the Company responded to a produced water release from a pipeline on private land in the Tupper Montney West field. The incident was reported by Murphy to the appropriate regulatory authorities, and the affected pipeline was isolated and drained. Murphy continues environmental monitoring and remediation activities while working closely with the British Columbia Energy Regulator and private landowners.
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

Note O – Common Stock Issued and Outstanding
Activity in the number of shares of common stock issued and outstanding for the nine months ended September 30, 2026 and 2025 is shown below.

(Number of shares outstanding)	September 30, 2026	September 30, 2025
Beginning of period	142,785,152	145,845,124
Restricted stock awards [1]	595,973	500,146
Treasury shares purchased	—	(3,613,450)
End of period	143,381,125	142,731,820
1 Shares issued upon award of restricted stock are less withholding for statutory income taxes owed upon issuance of shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note O – Common Stock Issued and Outstanding (Continued)
On August 8, 2024, the Company’s Board of Directors authorized a share repurchase program whereby the Company can repurchase up to $1,100.0 million of its common stock. This repurchase program has no time limit and may be suspended or discontinued completely at any time without prior notice as determined by the Company at its discretion and dependent upon a variety of factors.
During the nine months ended September 30, 2026, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2025, the Company repurchased 3.6 million shares of its common stock under the share repurchase program for $100.0 million ($100.9 million including excise taxes and fees). As of September 30, 2026, the Company had $550.1 million of its common stock remaining available to repurchase under the program.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note P – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate and Discontinued Operations	Consolidated Total
Three Months Ended September 30, 2026
Revenue from production	$680.2	$169.0	$—	$849.2	$—	$849.2
Gain on sale of assets and other operating income	1.5	0.5	—	2.0	3.7	5.7
Total revenues and other income	681.7	169.5	—	851.2	3.7	854.9
Lease operating expenses
Lease operating expenses and taxes other than income	86.6	42.6	0.1	129.3	—	129.3
Repair and maintenance	17.8	5.4	—	23.2	—	23.2
Workovers	(4.9)	1.6	—	(3.3)	—	(3.3)
Total lease operating expenses	99.5	49.6	0.1	149.2	—	149.2
Severance and ad valorem taxes	12.7	0.9	—	13.6	—	13.6
Transportation, gathering and processing	23.4	23.7	—	47.1	—	47.1
Selling and general expenses	7.7	7.5	2.6	17.8	22.8	40.6
Exploration Expenses
Geological and geophysical	2.0	—	15.6	17.6	—	17.6
Dry holes and previously suspended exploration costs	0.9	—	5.2	6.1	—	6.1
Other exploratory costs, including undeveloped lease amortization and delay lease rentals	5.3	—	4.1	9.4	—	9.4
Total exploration expenses	8.2	—	24.9	33.1	—	33.1
Depreciation, depletion and amortization	229.3	39.4	0.1	268.8	2.6	271.4
Accretion of asset retirement obligations	12.1	2.7	0.2	15.0	—	15.0
Other operating expenses	11.3	17.1	0.3	28.7	(0.1)	28.6
Interest Income	(0.7)	—	—	(0.7)	(2.2)	(2.9)
Interest expense, net of capitalization	0.1	0.1	—	0.2	24.0	24.2
Income tax expense
Current income tax expense	(0.6)	(1.0)	(0.1)	(1.7)	(1.9)	(3.6)
Deferred income tax expense (benefit)	55.5	8.3	(12.7)	51.1	(8.2)	42.9
Total income tax expense (benefit)	54.9	7.3	(12.8)	49.4	(10.1)	39.3
Other segment costs (income)	0.8	0.3	0.7	1.8	(1.6)	0.2
Segment income (loss) - including NCI [1]	$222.4	$20.9	$(16.1)	$227.2	$(31.7)	$195.5

Additions to property, plant, equipment	$219.9	$21.2	$164.0	$405.1	$10.8	$415.9
Total assets at quarter-end	6,859.4	1,951.2	1,076.6	9,887.2	594.2	10,481.4
1 Includes results attributable to a noncontrolling interest in MP GOM.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note P – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate and Discontinued Operations	Consolidated Total
Three Months Ended September 30, 2025
Revenue from production	$613.4	$107.5	$0.1	$721.0	$—	$721.0
Gain on sale of assets and other operating income	0.3	0.5	—	0.8	11.4	12.2
Total revenues and other income	613.7	108.0	0.1	721.8	11.4	733.2
Lease operating expenses
Lease operating expenses and taxes other than income	95.6	41.2	0.4	137.2	—	137.2
Repair and maintenance	13.9	1.4	—	15.3	—	15.3
Workovers	31.8	0.1	—	31.9	—	31.9
Total lease operating expenses	141.3	42.7	0.4	184.4	—	184.4
Severance and ad valorem taxes	11.9	0.4	—	12.3	—	12.3
Transportation, gathering and processing	23.3	24.8	—	48.1	—	48.1
Selling and general expenses	1.9	5.4	2.2	9.5	21.4	30.9
Exploration Expenses						—
Geological and geophysical	19.1	0.1	1.1	20.3	—	20.3
Dry holes and previously suspended exploration costs	(0.1)	—	0.9	0.8	—	0.8
Other exploratory costs, including undeveloped lease amortization and delay lease rentals	3.5	0.1	7.8	11.4	—	11.4
Total exploration expenses	22.5	0.2	9.8	32.5	—	32.5
Depreciation, depletion and amortization	242.1	39.3	—	281.4	2.1	283.5
Impairment of assets	115.0	—	—	115.0	—	115.0
Accretion of asset retirement obligations	11.8	2.6	0.2	14.6	0.1	14.7
Other operating expenses	5.7	0.1	0.2	6.0	(0.1)	5.9
Interest income	(0.4)	—	—	(0.4)	(2.7)	(3.1)
Interest expense, net of capitalization	—	0.1	—	0.1	24.6	24.7
Income tax expense
Current income tax expense (benefit)	1.0	(1.7)	—	(0.7)	2.8	2.1
Deferred income tax expense (benefit)	7.9	(0.2)	(0.4)	7.3	(5.2)	2.1
Total income tax expense (benefit)	8.9	(1.9)	(0.4)	6.6	(2.4)	4.2
Other segment costs (income)	0.8	0.4	(0.3)	0.9	(12.5)	(11.6)
Segment income (loss) - including NCI [1]	$28.9	$(6.1)	$(12.0)	$10.8	$(19.1)	$(8.3)

Additions to property, plant, equipment	$111.6	$26.0	$41.1	$178.7	$2.3	$181.0
Total assets at quarter-end	6,848.1	1,981.8	411.8	9,241.7	491.1	9,732.8
1 Includes results attributable to a noncontrolling interest in MP GOM.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note P – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate and Discontinued Operations	Consolidated Total
Nine Months Ended September 30, 2026
Revenue from production	$1,997.9	$507.1	$2.9	$2,507.9	$—	$2,507.9
Gain on sale of assets and other operating income	3.3	1.2	—	4.5	4.4	8.9
Total revenues and other income	2,001.2	508.3	2.9	2,512.4	4.4	2,516.8
Lease operating expenses
Lease operating expenses and taxes other than income	237.1	129.7	1.2	368.0	—	368.0
Repair and maintenance	47.9	6.8	—	54.7	—	54.7
Workovers	5.8	7.9	—	13.7	—	13.7
Total lease operating expenses	290.8	144.4	1.2	436.4	—	436.4
Severance and ad valorem taxes	39.7	2.6	—	42.3	—	42.3
Transportation, gathering and processing	73.1	66.3	—	139.4	—	139.4
Selling and general expenses	20.8	22.0	7.3	50.1	64.0	114.1
Exploration Expenses
Geological and geophysical	13.0	—	17.4	30.4	—	30.4
Dry holes and previously suspended exploration costs	0.5	—	86.2	86.7	—	86.7
Other exploratory costs, including undeveloped lease amortization and delay lease rentals	15.2	—	22.9	38.1	—	38.1
Total exploration expenses	28.7	—	126.5	155.2	—	155.2
Depreciation, depletion and amortization	666.7	112.6	1.2	780.5	7.4	787.9
Accretion of asset retirement obligations	35.6	8.0	0.6	44.2	0.2	44.4
Other operating expenses	31.7	17.2	0.9	49.8	(2.1)	47.7
Interest Income	(1.5)	—	—	(1.5)	(6.8)	(8.3)
Interest expense, net of capitalization	0.3	0.1	0.1	0.5	77.6	78.1
Income tax expense
Current income tax expense	2.3	23.2	0.2	25.7	5.2	30.9
Deferred income tax expense (benefit)	156.9	6.7	(7.6)	156.0	(20.6)	135.4
Total income tax expense (benefit)	159.2	29.9	(7.4)	181.7	(15.4)	166.3
Other segment costs (income)	2.8	0.8	1.4	5.0	(19.4)	(14.4)
Segment income (loss) - including NCI [1]	$653.3	$104.4	$(128.9)	$628.8	$(101.1)	$527.7

Additions to property, plant, equipment	$737.9	$147.6	$364.1	$1,249.6	$27.2	$1,276.8
Total assets at quarter-end	6,859.4	1,951.2	1,076.6	9,887.2	594.2	10,481.4
1 Includes results attributable to a noncontrolling interest in MP GOM.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note P – Business Segments (Continued)

	Exploration and Production
(Millions of dollars)	United States [1]	Canada	Other	Total E&P	Corporate and Discontinued Operations	Consolidated Total
Nine Months Ended September 30, 2025
Revenue from production	$1,673.1	$400.7	$3.0	$2,076.8	$—	$2,076.8
Gain on sale of assets and other operating income	3.6	1.3	—	4.9	15.0	19.9
Total revenues and other income	1,676.7	402.0	3.0	2,081.7	15.0	2,096.7
Lease operating expenses
Lease operating expenses and taxes other than income	295.9	133.1	1.6	430.6	—	430.6
Repair and maintenance	38.0	4.0	—	42.0	—	42.0
Workovers	131.5	0.9	—	132.4	—	132.4
Total lease operating expenses	465.4	138.0	1.6	605.0	—	605.0
Severance and ad valorem taxes	30.7	1.1	—	31.8	—	31.8
Transportation, gathering and processing	82.4	68.7	—	151.1	—	151.1
Selling and general expenses	8.7	17.1	6.7	32.5	66.2	98.7
Exploration Expenses
Geological and geophysical	23.0	0.1	1.6	24.7	—	24.7
Dry holes and previously suspended exploration costs	(0.9)	—	1.0	0.1	—	0.1
Other exploratory costs, including undeveloped lease amortization and delay lease rentals	9.8	0.2	22.6	32.6	—	32.6
Total exploration expenses	31.9	0.3	25.2	57.4	—	57.4
Depreciation, depletion and amortization	619.7	109.8	1.2	730.7	6.2	736.9
Impairment of assets	115.0	—	—	115.0	—	115.0
Accretion of asset retirement obligations	34.8	7.7	0.6	43.1	0.1	43.2
Other operating expenses	9.7	1.8	(1.1)	10.4	3.0	13.4
Interest Income	(1.3)	—	—	(1.3)	(8.7)	(10.0)
Interest expense, net of capitalization	—	0.1	0.1	0.2	73.1	73.3
Income tax expense
Current income tax expense (benefit)	2.2	12.3	0.2	14.7	(0.1)	14.6
Deferred income tax expense (benefit)	51.6	(1.8)	(1.1)	48.7	(25.4)	23.3
Total income tax expense (benefit)	53.8	10.5	(0.9)	63.4	(25.5)	37.9
Other segment costs	2.6	1.1	—	3.7	23.1	26.8
Segment income (loss) - including NCI [1]	$223.3	$45.8	$(30.4)	$238.7	$(122.5)	$116.2

Additions to property, plant, equipment	$586.4	$127.0	$94.4	$807.8	$9.2	$817.0
Total assets at quarter-end	6,848.1	1,981.8	411.8	9,241.7	491.1	9,732.8
1 Includes results attributable to a noncontrolling interest in MP GOM.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note Q – Leases
Nature of Leases
The Company has entered into various operating and finance leases such as a natural gas processing plant, floating production storage and off-take vessels, buildings, marine vessels, vehicles, drilling rigs, pipelines and other oil and natural gas field equipment.
Options to extend lease terms are at the Company’s discretion. Early lease terminations are a combination of Company discretion and mutual agreement between the Company and the lessor. Purchase options also exist for certain leases.
During the third quarter of 2026, the Company commenced a finance lease for a floating storage and offloading vessel associated with its Vietnam operations. The lease term extends from September 2026 through October 2039, coinciding with the expiration of the relevant production sharing contract. The Company recognized a finance lease right-of-use asset of $103.4 million and a finance lease liability of $83.9 million in connection with this arrangement, with approximately $19.5 million in lease payments made prior to commencement. Finance lease right-of-use assets are contained in “Property, plant and equipment, at cost less accumulated depreciation, depletion and amortization” on the Consolidated Balance Sheets.
In October 2026, the Company entered into an agreement for the use of a deepwater drillship in the Gulf of America. The initial term of the agreement covers 10 wells. Based on current estimates of well durations and applicable rates, the aggregate consideration associated with the initial term is approximately $225 million to $325 million on a gross basis. Actual payments may differ based on the duration of each well and the contractual rate applicable during periods of operation, movement, standby, or other activities. The agreement also provides the Company with options for up to five additional wells at rates to be agreed upon before exercise of the options. The agreement is anticipated to commence in the first quarter of 2027. As the agreement was executed after September 30, 2026 and had not commenced as of that date, no right-of-use asset or lease liability related to the agreement was recognized in these financial statements.
Maturity of Lease Liabilities

(Thousands of dollars)	Operating Leases	Finance Leases	Total
2026	$84,456	$6,399	$90,855
2027	192,907	15,025	207,932
2028	64,533	15,025	79,558
2029	61,051	14,214	75,265
2030	57,995	13,608	71,603
Remaining	354,124	70,141	424,265
Total future minimum lease payments	815,066	134,412	949,478
Less imputed interest	(161,310)	(39,691)	(201,001)
Present value of lease liabilities [1]	$653,756	$94,721	$748,477
1 Includes both the current and long-term portion of the lease liabilities.

Lease Term and Discount Rate

	September 30, 2026	December 31, 2025
Weighted average remaining lease term:
Operating leases	8 years	7 years
Finance leases	12 years	5 years
Weighted average discount rate:
Operating leases	5.5%	5.5%
Finance leases	7.1%	5.4%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read together with the unaudited consolidated financial statements and accompanying notes for the period ended September 30, 2026 included under “Item 1. Financial Statements” of this Form 10-Q and the audited consolidated financial statements and related notes and MD&A included in Item 8 and 7, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2025. This MD&A includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements” at the end of this section.
Overview
Murphy is an independent oil and natural gas company with a multi-basin onshore and offshore portfolio and significant exploration opportunities. The Company boasts over a century of strong execution and innovative, full-cycle development capabilities, with a focus on value creation to enhance shareholder returns. The Company’s current operations include inventory located onshore in the Eagle Ford Shale, Tupper Montney and Kaybob Duvernay, as well as offshore in the Gulf of America, Canada and Vietnam. Murphy also strives to create long-term shareholder value through offshore exploration and development in the Gulf of America, Vietnam and Côte d’Ivoire.
The analysis and discussion in this section includes amounts attributable to the noncontrolling interest in MP GOM, unless otherwise noted.
Significant Company financial and operational highlights during the third quarter of 2026 were as follows:
•Production was 192,283 barrels of oil equivalent (BOE) per day (including NCI), a decrease from 206,936 BOE per day in the third quarter of 2025;
•Advanced the Bubale appraisal program offshore Côte d’Ivoire, with the Bubale West-1X well;
•Drilled an oil discovery at the Lac Da Trang (White Camel) North-1X exploration well offshore Vietnam;
•Achieved first oil from the Lac Da Vang (Golden Camel) development offshore Vietnam;
•Commenced production from the Chinook #8 development well in the Gulf of America; and
•Brought online 14 operated and four non-operated Eagle Ford Shale wells, and eight wells in the Tupper Montney.
Subsequent to the third quarter:
•Secured six exploration blocks from the August Gulf of America federal offshore lease sale.
•Signed agreements with the government of Mauritania for two offshore exploration blocks
Murphy Oil Corporation’s net income from continuing operations, including noncontrolling interest, for the three months ended September 30, 2026 was $195.8 million compared to net loss of $7.8 million for the same period in 2025. The increase in 2026 was primarily driven by higher revenues from production ($128.2 million), no impairment charges in the current year ($115.0 million), and lower lease operating expenses ($35.2 million). These favorable items were partially offset by higher income tax expense ($35.2 million), and higher other operating expenses ($22.7 million).
Higher revenues were driven by higher realized prices in the United States and Canada. These favorable impacts were partially offset by lower volumes in the Eagle Ford Shale and the Gulf of America. The prior-year period included impairment charges related to the Dalmatian field, while no impairment charges were recorded in the current year. Lower lease operating expenses were primarily driven by lower workover activity, insurance proceeds received related to past workovers, and production-related costs in the Gulf of America, partially offset by increased activity in the Eagle Ford Shale and Canada. Higher income tax expense primarily reflected higher pretax income. Higher other operating expenses primarily related to abandonment and environmental remediation costs in the Gulf of America and Canada, respectively.
For the three months ended September 30, 2026 total hydrocarbon production was 192,283 barrels of oil equivalent per day, a decrease of 7% compared to the third quarter of 2025. The decrease was principally due to lower volumes in the Gulf of America and the Eagle Ford Shale. Lower Gulf of America volumes primarily

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Overview (Continued)
reflected natural declines at various wells, and lower Eagle Ford Shale and Tupper Montney volumes primarily reflected the timing of new wells. These decreases were partially offset by higher Canada Offshore volumes due to less downtime at Terra Nova.
Net income from continuing operations, including noncontrolling interest, for the nine months ended September 30, 2026 was $529.0 million, an increase of $412.9 million compared to the same period of 2025. Higher net income from continuing operations was primarily driven by higher revenues from production ($431.1 million), lower lease operating expenses ($168.6 million), no impairment charges in the current year ($115.0 million), and higher other income ($38.6 million). These favorable items were partially offset by higher income tax expense ($128.4 million), higher exploration expenses ($97.8 million), higher depreciation, depletion and amortization (DD&A) ($51.0 million), and higher other operating expenses ($34.4 million).
Higher revenues were primarily driven by higher realized crude oil prices across the United States and Canada, together with higher sales volumes at Eagle Ford Shale, Kaybob and Terra Nova. These favorable impacts were partially offset by lower oil sales volumes in the Gulf of America and lower natural gas sales volumes at Tupper Montney. Lower lease operating expenses were primarily driven by substantially lower workover and production-related costs in the Gulf of America, partially offset by higher activity in the Eagle Ford Shale and higher repair, maintenance and workover costs in Canada. The prior-year period included impairment charges, while no impairment charges were recorded in the current year. Higher other income was primarily due to favorable foreign exchange movements. Higher income tax expense primarily reflected higher pretax income. Higher exploration expenses were primarily driven by dry hole costs in Côte d’Ivoire and Vietnam. Higher DD&A was primarily driven by higher sales volumes and depletion rates in the Eagle Ford Shale, higher rates in the Gulf of America and higher sales volumes at Kaybob and offshore Canada, partially offset by lower sales volumes in the Gulf of America and at Tupper Montney. Higher other operating expenses primarily related to abandonment and environmental remediation costs in the Gulf of America and Canada.
For the nine months ended September 30, 2026, total hydrocarbon production was 182,494 barrels of oil equivalent per day, a decrease of 3% compared to the same period in 2025. The decrease was principally due to lower volumes in the Gulf of America as a result of natural decline, and at Tupper Montney in Canada due to fewer new wells online in the current year. These decreases were partially offset by new Eagle Ford Shale production.
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
At September 30, 2026, the West Texas Intermediate (WTI) crude oil futures price was $89.42 per barrel, whereas the crude oil futures price at the end of October 2026 was $104.12, reflecting a 16% increase in price. As of November 2, 2026 closing, the NYMEX WTI forward curve price for the remainder of 2026 was $96.46 per barrel. Changes in commodity prices will directly affect the Company’s future profits and operating cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations
Murphy’s Net income (loss) by type of business and geographic segment is presented below:

	Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Exploration and production
United States	$222.4	$28.9	$653.3	$223.3
Canada	20.9	(6.1)	104.4	45.8
Other	(16.1)	(12.0)	(128.9)	(30.4)
Total exploration and production	227.2	10.8	628.8	238.7
Corporate	(31.5)	(18.6)	(99.9)	(122.7)
Income (loss) from continuing operations	195.7	(7.8)	528.9	116.0
Discontinued operations, net of tax [1]	(0.2)	(0.5)	(1.2)	0.2
Net income (loss) including noncontrolling interest	195.5	(8.3)	527.7	116.2
Less: Net income (loss) attributable to noncontrolling interest	24.4	(5.3)	71.4	23.9
Net income (loss) attributable to Murphy	$171.1	$(3.0)	$456.3	$92.3
1 The Company has presented its former U.K., Malaysia and U.S. refining and marketing operations as discontinued operations in its consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Exploration and Production Continuing Operations
The following section of Exploration and Production (E&P) continuing operations excludes the Corporate segment unless otherwise noted.
The following is a summarized statement of operations for E&P continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Revenues and other income
Revenue from production	$849.2	$721.0	$2,507.9	$2,076.8
Other income	2.0	0.8	4.5	4.9
Total revenues and other income	851.2	721.8	2,512.4	2,081.7
Costs and expenses
Lease operating expenses	149.2	184.4	436.4	605.0
Severance and ad valorem taxes	13.6	12.3	42.3	31.8
Transportation, gathering and processing	47.1	48.1	139.4	151.1
Depreciation, depletion and amortization	268.8	281.4	780.5	730.7
Impairment of assets	—	115.0	—	115.0
Accretion of asset retirement obligations	15.0	14.6	44.2	43.1
Exploration expenses, including undeveloped lease amortization	33.1	32.5	155.2	57.4
Selling and general expenses	17.8	9.5	50.1	32.5
Other	30.0	6.6	53.8	13.0
Results of operations before taxes	276.6	17.4	810.5	302.1
Income tax provisions	49.4	6.6	181.7	63.4
Results of operations (excluding Corporate segment) [1]	$227.2	$10.8	$628.8	$238.7
1 Includes results attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Pricing
The following table contains the weighted average sales prices for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Weighted average sales prices)	2026	2025	2026	2025
Crude oil and condensate – dollars per barrel
United States - Onshore	$86.48	$65.48	$86.29	$66.24
United States - Offshore [1]	89.38	67.00	86.40	67.81
Canada - Onshore [2]	78.40	56.33	77.66	59.46
Canada - Offshore [2]	108.21	69.42	97.33	70.17
Other [2]	—	—	71.04	72.97
Natural gas liquids – dollars per barrel
United States - Onshore	23.89	18.57	21.82	19.92
United States - Offshore [1]	20.12	20.18	19.35	21.85
Canada - Onshore [2]	33.66	26.88	32.05	32.54
Natural gas – dollars per thousand cubic feet
United States - Onshore	2.54	2.64	2.89	2.87
United States - Offshore [1]	3.50	3.39	4.22	3.73
Canada - Onshore [2]	1.63	1.22	1.84	1.68
1  Prices include the effect of noncontrolling interest in MP GOM.
2 U.S. dollar equivalent.
The following table contains benchmark prices relevant to the Company for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Average price for the period)	2026	2025	2026	2025
Oil and NGLs
WTI ($/BBL)	$85.79	$64.93	$83.50	$66.70
Natural gas
Henry Hub ($/MMBTU)	2.88	3.03	3.56	3.49
AECO (C$/MCF)	1.56	0.63	1.73	1.50

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Production Volumes
The following table contains hydrocarbons produced during the three and nine months ended September 30, 2026 and 2025. For further discussion on volumes, please see the “Revenues from Production” section on page 36.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Barrels per day unless otherwise noted)	2026	2025	2026	2025
Net crude oil and condensate
United States - Onshore	30,157	34,703	28,509	26,797
United States - Offshore [1]	48,183	56,071	50,300	56,835
Canada - Onshore	3,901	3,495	3,899	2,799
Canada - Offshore	6,972	5,518	7,945	6,658
Other	237	278	234	276
Total net crude oil and condensate	89,450	100,065	90,887	93,365
Net natural gas liquids
United States - Onshore	7,580	8,042	6,741	5,905
United States - Offshore [1]	4,059	4,500	4,110	4,344
Canada - Onshore	543	442	547	491
Total net natural gas liquids	12,182	12,984	11,398	10,740
Net natural gas – thousands of cubic feet per day
United States - Onshore	34,923	39,411	33,629	32,711
United States - Offshore [1]	44,721	50,477	48,327	51,528
Canada - Onshore	464,262	473,431	399,298	425,342
Total net natural gas	543,906	563,319	481,254	509,581
Total net hydrocarbons - including NCI [2,3]	192,283	206,936	182,494	189,035
Noncontrolling interest
Net crude oil and condensate – barrels per day	(5,286)	(5,998)	(5,349)	(5,950)
Net natural gas liquids – barrels per day	(197)	(228)	(206)	(214)
Net natural gas – thousands of cubic feet per day	(1,829)	(1,963)	(1,913)	(1,715)
Total noncontrolling interest [2,3]	(5,788)	(6,553)	(5,874)	(6,450)
Total net hydrocarbons - excluding NCI [2,3]	186,495	200,383	176,620	182,585
1 Includes net volumes attributable to a noncontrolling interest in MP GOM.
2 Natural gas converted on an energy equivalent basis of 6:1.
3 NCI – noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Sales Volumes
The following table contains hydrocarbons sold during the three and nine months ended September 30, 2026 and 2025. For further discussion on volumes, please see the “Revenues from Production” section on page 36.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Barrels per day unless otherwise noted)	2026	2025	2026	2025
Net crude oil and condensate
United States - Onshore	30,157	34,703	28,509	26,797
United States - Offshore [1]	47,856	57,903	50,124	56,849
Canada - Onshore	3,901	3,495	3,899	2,799
Canada - Offshore	6,975	5,513	8,249	8,114
Other	—	—	150	152
Total net crude oil and condensate	88,889	101,614	90,931	94,711
Net natural gas liquids
United States - Onshore	7,580	8,042	6,741	5,905
United States - Offshore [1]	4,059	4,500	4,110	4,344
Canada - Onshore	543	442	547	491
Total net natural gas liquids	12,182	12,984	11,398	10,740
Net natural gas – thousands of cubic feet per day
United States - Onshore	34,923	39,411	33,629	32,711
United States - Offshore [1]	44,721	50,477	48,327	51,528
Canada - Onshore	464,262	473,431	399,298	425,342
Total net natural gas	543,906	563,319	481,254	509,581
Total net hydrocarbons - including NCI [2,3]	191,722	208,484	182,538	190,381
Noncontrolling interest
Net crude oil and condensate – barrels per day	(5,234)	(6,273)	(5,320)	(5,954)
Net natural gas liquids – barrels per day	(197)	(228)	(206)	(214)
Net natural gas – thousands of cubic feet per day	(1,829)	(1,963)	(1,913)	(1,715)
Total noncontrolling interest [2,3]	(5,736)	(6,828)	(5,845)	(6,454)
Total net hydrocarbons - excluding NCI [2,3]	185,986	201,656	176,693	183,927
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
Revenues from Production
The Company’s production revenues by country and product were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Revenues from production
United States - Oil	$633.4	$566.0	$1,853.8	$1,537.0
United States - Natural gas liquids	24.2	22.1	61.9	58.0
United States - Natural gas	22.6	25.3	82.2	78.0
Canada - Oil	97.6	53.3	301.9	200.9
Canada - Natural gas liquids	1.7	1.1	4.8	4.4
Canada - Natural gas	69.7	53.1	200.4	195.5
Other - Oil	—	0.1	2.9	3.0
Total revenue from production	$849.2	$721.0	$2,507.9	$2,076.8
Revenue from production for the three months ended September 30, 2026 increased $128.2 million compared to the same period in 2025. The increase was primarily driven by higher realized oil prices in the U.S. and Canada. In Canada, higher volumes at Terra Nova and Kaybob further increased revenues, while higher natural gas prices at Tupper Montney offset lower sales volumes. These favorable impacts were partially offset by lower volumes in the Eagle Ford Shale due to fewer new wells online in the period, and in the Gulf of America due to the natural decline of wells.
Revenues from production for the nine months ended September 30, 2026 increased $431.1 million compared to the same period in 2025. Higher revenues were primarily driven by higher realized oil prices across the U.S. and Canada. The Eagle Ford Shale had higher oil volumes from new wells, while higher volumes at Kaybob and Terra Nova further increased revenues. At Tupper Montney, higher natural gas prices offset lower volumes. These favorable impacts were partially offset by lower Gulf of America oil volumes, particularly at Mormont and Khaleesi due to natural decline.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Lease Operating and Transportation, Gathering and Processing Expenses
The Company’s total lease operating expenses and transportation, gathering and processing expenses by geographic area were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Millions of dollars)		(Dollars per equivalent barrel)		(Millions of dollars)		(Dollars per equivalent barrel)
	2026	2025	2026	2025	2026	2025	2026	2025
Lease operating expenses
United States - Onshore	$39.0	$31.9	$9.75	$7.04	$105.6	$91.2	$9.47	$8.75
United States - Offshore	60.5	109.4	11.08	16.79	185.2	374.2	10.89	19.64
Canada - Onshore	31.9	30.0	4.22	3.94	97.4	95.8	5.02	4.73
Canada - Offshore	17.7	12.7	27.52	24.96	47.0	42.2	20.88	19.05
Other	0.1	0.4	—	—	1.2	1.6	30.43	37.54
Total lease operating expenses	$149.2	$184.4	$8.46	$9.61	$436.4	$605.0	$8.76	$11.64
Transportation, gathering and processing
United States - Onshore	$3.5	$3.2	$0.88	$0.72	$9.9	$7.8	$0.89	$0.75
United States - Offshore	19.9	20.1	3.64	3.08	63.2	74.6	3.72	3.91
Canada - Onshore	22.0	23.0	2.91	3.02	61.3	63.3	3.16	3.13
Canada - Offshore	1.7	1.8	2.69	3.49	5.0	5.4	2.21	2.42
Total transportation, gathering and processing	$47.1	$48.1	$2.67	$2.51	$139.4	$151.1	$2.80	$2.91
For the three months ended September 30, 2026 lease operating expenses decreased by $35.2 million and transportation, gathering and processing expenses decreased by $1.0 million compared to the same period in 2025. Lower lease operating expenses were primarily driven by lower Gulf of America workover costs, favorably impacted by insurance reimbursements at Marmalard and Neidermeyer and the non-recurrence of prior-year workover costs at Marmalard and Khaleesi. These decreases were partially offset by current-quarter workover costs at Mormont.
For the nine months ended September 30, 2026 lease operating expenses decreased by $168.6 million, and transportation, gathering and processing expenses decreased by $11.7 million compared to the same period in 2025. Lower lease operating expenses were primarily driven by favorable Gulf of America workover costs, favorably impacted by insurance reimbursements at Marmalard and Neidermeyer and lower workover costs at Samurai and Khaleesi. In addition, lower FPSO rental fees at Cascade & Chinook also decreased lease operating expenses. The Company also received a one-time access fee related to the Lucius field, which further contributed to decreases during the period. These decreases were partially offset by higher Eagle Ford Shale operating costs related to workover costs and increased number of wells.
Lower transportation, gathering and processing expenses were primarily due to lower sales volumes in the Gulf of America.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Depreciation, Depletion and Amortization Expenses
The Company’s DD&A by geographic area were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Millions of dollars)		(Dollars per equivalent barrel)		(Millions of dollars)		(Dollars per equivalent barrel)
	2026	2025	2026	2025	2026	2025	2026	2025
DD&A
United States - Onshore	$128.3	$137.5	$32.03	$30.30	$355.6	$311.9	$31.88	$29.95
United States - Offshore	101.0	104.6	18.48	16.06	311.1	307.8	18.30	16.16
Canada - Onshore	32.8	33.5	4.36	4.38	88.4	87.6	4.56	4.32
Canada - Offshore	6.6	5.8	10.36	11.53	24.2	22.2	10.74	10.03
Other	0.1	—	—	—	1.2	1.2	28.74	31.66
Total DD&A	$268.8	$281.4	$15.24	$14.67	$780.5	$730.7	$15.66	$14.06
DD&A for the three months ended September 30, 2026 decreased by $12.6 million compared to the same period in 2025. The decrease was primarily driven by lower volumes in the Eagle Ford Shale due to fewer new wells online in the quarter, as well as lower production in the Gulf of America due to the natural decline of wells.
DD&A for the nine months ended September 30, 2026 increased by $49.8 million compared to the same period in 2025. The increase was primarily driven by higher volumes and depletion rates in the Eagle Ford Shale and higher depletion rates in the Gulf of America. These increases were partially offset by lower volumes in the Gulf of America.
Exploration Expenses
The Company’s exploration expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Exploration expenses
Dry holes and previously suspended exploration costs	$6.1	$0.8	$86.7	$0.1
Geological and geophysical	17.6	20.3	30.4	24.7
Other exploration	6.9	8.5	30.9	25.8
Undeveloped lease amortization	2.5	2.9	7.2	6.8
Total exploration expenses, including undeveloped lease amortization	$33.1	$32.5	$155.2	$57.4
Exploration expenses for the three months ended September 30, 2026 increased by $0.6 million compared to the same period in 2025. Higher dry hole costs related to the Hai Su Vang-4X (Golden Sea Lion) appraisal well (Block 15-2/17) were offset by lower geological and geophysical activity in the Gulf of America.
Exploration expenses for the nine months ended September 30, 2026 increased by $97.8 million compared to the same period in 2025. Higher exploration expenses in the current period were primarily driven by dry hole costs related to the Civette-1X (Block CI-502) and Caracal-1X (Block CI-102) exploration wells in Côte d’Ivoire, and the Hai Su Vang-4X (Golden Sea Lion) appraisal well (Block 15-2/17) in Vietnam, all of which encountered non-commercial hydrocarbons.
Selling and General Expenses
Selling and general expenses increased $8.3 million and $17.6 million for the three and nine months ended September 30, 2026, respectively, compared with the same periods in 2025. Increases were primarily due to higher compensation costs, incentive awards and professional fees.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Results of Operations (Continued)
Other
Other expenses increased $23.4 million for the three months ended September 30, 2026 compared with the same period in 2025, primarily due to environmental monitoring and remediation activities associated with a produced water release from a pipeline in the Tupper Montney and additional abandonment costs in the Gulf of America.
Other expenses increased $40.8 million for the nine months ended September 30, 2026 compared with the same period in 2025 primarily due to environmental monitoring and remediation activities associated with a produced water release from a pipeline in the Tupper Montney, combined with the settlement of a joint venture dispute and additional abandonment costs in the Gulf of America.

Income Taxes
Income taxes for the three and nine months ended September 30, 2026 increased by $42.8 million and $118.3 million, respectively, compared to the same periods in 2025. Higher income tax expenses were primarily due to higher pretax income in the United States and Canada. The tax impact was also affected by exploration expenses incurred in foreign jurisdictions where no income tax benefits are currently available. The Company also recognized an income tax deduction for prior years’ Australia exploration spend.

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
The Corporate segment reported a loss of $31.5 million for the three months ended September 30, 2026, an unfavorable variance of $12.9 million compared to the same period in 2025. The unfavorable variance was primarily due to lower foreign exchange gains ($11.3 million) and the non-repeat of prior year derivative gains ($5.7 million), partially offset by a higher income tax benefit ($7.7 million).
The Corporate segment reported a loss of $99.9 million for the nine months ended September 30, 2026, a favorable variance of $22.8 million compared to the same period in 2025. The favorable variance was primarily due to higher foreign exchange gains ($41.5 million) and was partially offset by higher net interest expense associated with the 2034 Notes and a lower income tax benefit ($10.1 million).

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Condition (Continued)
Cash Flows
The following table presents the Company’s cash flows for the periods presented:

	Nine Months Ended September 30,
(Millions of dollars)	2026	2025
Net cash provided (required) by:
Net cash provided by continuing operations activities	$1,517.6	$998.2
Net cash required by investing activities	(1,361.7)	(851.4)
Net cash required by financing activities	(32.8)	(143.9)
Effect of exchange rate changes on cash and cash equivalents	—	(0.5)
Net increase in cash and cash equivalents	$123.1	$2.4
Cash Provided by Continuing Operations Activities
Net cash provided by continuing operations activities for the nine months ended September 30, 2026 increased by $519.4 million compared to the same period in 2025. The increase in cash flows from operations activities was primarily due to higher realized commodity prices, which resulted in an increase in revenue from production ($431.1 million), and lower lease operating expenses ($168.6 million), primarily driven by lower workover expenses in the Gulf of America. These favorable impacts were partially offset by a $51.3 million increase in other operating activities, net, primarily related to contract prepayments in Vietnam and foreign exchange rate fluctuations.
Cash Required by Investing Activities
Net cash required by investing activities for the nine months ended September 30, 2026 was $510.3 million higher compared to the same period in 2025. The increase was primarily due to higher property additions and dry hole costs ($506.0 million).
A reconciliation of “Property additions and dry hole costs” in the Consolidated Statements of Cash Flows to total capital expenditures for continuing operations follows.

	Nine Months Ended September 30,
(Millions of dollars)	2026	2025
Property additions and dry hole costs	$1,333.0	$827.0
Acquisition of oil and natural gas properties	28.6	24.4
Geophysical and other exploration expenses	57.8	46.8
Capital expenditure accrual changes and other	5.4	(30.6)
Total capital expenditures	$1,424.8	$867.6
Total accrual basis capital expenditures are shown below.

	Nine Months Ended September 30,
(Millions of dollars)	2026	2025
Capital Expenditures
Exploration and production	$1,397.6	$858.4
Corporate	27.2	9.2
Total capital expenditures	$1,424.8	$867.6
Higher capital expenditures in the nine months ended September 30, 2026 compared to the same period of 2025 were primarily attributable to higher exploratory drilling in Côte d'Ivoire, higher exploratory spending and development drilling in the Gulf of America and in Vietnam. These increases were partially offset by lower development spending in the Eagle Ford Shale and the prior year purchase of the Pioneer FPSO vessel in the Gulf of America.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Condition (Continued)
Development capital expenditures in 2026 primarily related to development drilling and field development activities in the Gulf of America ($447.8 million), the Eagle Ford Shale ($232.2 million), the Tupper Montney and the Kaybob Duvernay ($128.1 million), and in Vietnam ($99.4 million).
Exploration expenditures in 2026 were $471.0 million, primarily comprised of activities in Côte d’Ivoire related to exploration drilling for the Bubale exploration and appraisal program (Blocks CI-709 and CI-103), and the Civette-1X (Block CI-502) and Caracal-1X (Block CI-102) exploration wells. Exploration spending was also driven by activities in the Gulf of America, including federal lease acquisitions and exploration drilling at the Cello #1 and Banjo #1 exploration wells (Mississippi Canyon 385), and in Vietnam, including the Hai Su Vang (Golden Sea Lion) appraisal campaign (Blocks 15-2/17 and 15-1/05) and the Lac Da Trang (White Camel) North (Block 15-1/05) exploration well.
Cash Required by Financing Activities
Net cash required by financing activities for the nine months ended September 30, 2026 decreased by $111.0 million compared to the same period in 2025.
In 2026, net cash required by financing activities was principally from the aggregate redemption of the 2027 Notes ($78.9 million) and 2028 Notes ($148.6 million), net repayments on the Amended RCF ($100.0 million), year-to-date cash dividends to shareholders of $1.05 per share ($150.5 million), debt issue costs for the upsize and extension of the Amended RCF and 2034 Notes bond issuance ($20.5 million), and distributions to the noncontrolling interest in MP GOM ($21.2 million). These amounts were partially offset by a refinancing transaction whereby new 2034 Notes were issued in the aggregate amount of $500.0 million.
In 2025, net cash required by financing activities was principally for the repurchase of common shares ($102.6 million), year-to-date cash dividends to shareholders of $0.975 per share ($139.8 million), and distributions to the noncontrolling interest in MP GOM ($43.2 million), and was partially offset by net borrowings on the senior unsecured guaranteed RCF ($150.0 million).

Liquidity
At September 30, 2026 the Company had approximately $2.5 billion of liquidity consisting of $500.3 million in cash and cash equivalents and $2.0 billion available on its committed senior unsecured guaranteed Amended RCF with a major banking consortium.
The Company’s $2.0 billion Amended RCF expires in January 2031. As of September 30, 2026 the Company had no outstanding borrowings under the Amended RCF and $0.4 million of outstanding letters of credit, which reduce the borrowing capacity of the Amended RCF. At September 30, 2026 the interest rate in effect on borrowings under the Amended RCF was 6.16%. At September 30, 2026, the Company was in compliance with all covenants related to the Amended RCF.
Cash and invested cash are maintained in several operating locations outside the U.S. As of September 30, 2026 cash and cash equivalents held outside the U.S. included U.S. dollar equivalents of approximately $105.1 million, the majority of which was held in Canada ($60.1 million), Côte d'Ivoire ($11.9 million), Vietnam ($9.5 million), Mexico ($7.7 million), Brunei ($5.4 million), and the U.K. ($4.4 million). In certain cases, the Company could incur cash taxes or other costs should these cash balances be repatriated to the U.S. in future periods. Canada currently collects a 5% withholding tax on any earnings repatriated to the U.S.
Working Capital

(Millions of dollars)	September 30, 2026	December 31, 2025
Working capital
Total current assets	$1,065.1	$816.7
Total current liabilities	1,122.3	1,062.7
Net working capital liability	$(57.2)	$(246.0)
As of September 30, 2026 net working capital increased by $188.8 million compared to December 31, 2025. The increase was primarily attributable to a higher cash balance at the end of the period ($123.1 million) and higher accounts receivable ($112.5 million), partially offset by higher accounts payable ($50.6 million).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Financial Condition (Continued)
Higher accounts receivable and accounts payable were primarily due to higher oil and NGL prices, and drilling activities in the Gulf of America, respectively.
Capital Employed
A summary of capital employed at September 30, 2026 and December 31, 2025 follows.

	September 30, 2026		December 31, 2025
(Millions of dollars)	Amount	%	Amount	%
Capital employed
Long-term debt	$1,623.1	23.2%	$1,382.6	21.3%
Murphy shareholders' equity	5,384.9	76.8%	5,118.4	78.7%
Total capital employed	$7,008.0	100.0%	$6,501.0	100.0%
At September 30, 2026, long-term debt of $1,623.1 million increased by $240.5 million compared to December 31, 2025 primarily as a result of a refinancing transaction whereby the Company issued $500.0 million of 2034 Notes and used the proceeds to redeem the 2027 Notes and 2028 Notes and pay down amounts drawn on the Amended RCF. The total of the fixed-rate notes had a weighted average maturity of 8.4 years and a weighted average coupon of 6.3%. In addition, during the quarter, the Company commenced a finance lease for a FSO supporting operations at the Lac Da Vang field in Vietnam, resulting in a $75.3 million increase in long-term debt.
Murphy shareholders’ equity increased by $266.5 million in 2026, primarily due to net income ($456.3 million) and ($24.1 million) stock award amortization, partially offset by dividends ($150.5 million) and foreign currency translation ($59.0 million). A summary of transactions in stockholders’ equity accounts is presented in the “Consolidated Statements of Stockholders’ Equity” on page 6 of this Form 10-Q report.

Critical Accounting Estimates
As of September 30, 2026 there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2025.

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
The following table reconciles net income (loss) attributable to Murphy to adjusted net income from continuing operations attributable to Murphy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except per share amounts)	2026	2025	2026	2025
Net income (loss) attributable to Murphy (GAAP) ¹	$171.1	$(3.0)	$456.3	$92.3
Discontinued operations (income) loss	0.2	0.5	1.2	(0.2)
Net income (loss) from continuing operations attributable to Murphy	171.3	(2.5)	457.5	92.1
Adjustments:
Impairment of assets [1]	—	92.0	—	92.0
Foreign exchange (gain) loss	(1.5)	(13.4)	(20.1)	20.9
Unrealized gain on derivative instruments	—	(2.5)	—	(3.9)
Total adjustments, before taxes	(1.5)	76.1	(20.1)	109.0
Income tax (benefit) expense related to adjustments	0.4	(15.5)	5.2	(23.8)
Tax benefits on investments in foreign areas	(11.8)	—	(11.8)	—
Total adjustments, after taxes	(12.9)	60.6	(26.7)	85.2
Adjusted net income from continuing operations attributable to Murphy (Non-GAAP)	$158.4	$58.1	$430.8	$177.3
Net income (loss) from continuing operations per average diluted share (GAAP)	$1.17	$(0.02)	$3.14	$0.64
Adjusted net income from continuing operations per average diluted share (Non-GAAP)	$1.08	$0.41	$2.95	$1.23
1  Excludes amounts attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Other Key Performance Metrics (Continued)
The following table reconciles net income (loss) attributable to Murphy to EBITDA, adjusted EBITDA, EBITDAX and adjusted EBITDAX attributable to Murphy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Net income (loss) attributable to Murphy (GAAP) ¹	$171.1	$(3.0)	$456.3	$92.3
Income tax expense	39.3	4.1	166.3	37.9
Interest expense, net	24.2	24.7	78.1	73.3
Depreciation, depletion and amortization expense [1]	264.1	275.0	764.9	713.2
EBITDA attributable to Murphy (Non-GAAP) [1]	$498.7	$300.8	$1,465.6	$916.7
Exploration expenses [1]	33.0	32.5	155.1	57.3
EBITDAX attributable to Murphy (Non-GAAP) [1]	$531.7	$333.3	$1,620.7	$974.0

EBITDA attributable to Murphy (Non-GAAP) [1]	$498.7	$300.8	$1,465.6	$916.7
Impairment of assets [1]	—	92.0	—	92.0
Foreign exchange (gain) loss	(1.5)	(13.4)	(20.1)	20.9
Accretion of asset retirement obligations [1]	13.5	13.2	39.8	38.6
Unrealized gain on derivative instruments	—	(2.5)	—	(3.9)
Discontinued operations (income) loss	0.2	0.5	1.2	(0.2)
Adjusted EBITDA attributable to Murphy (Non-GAAP) [1]	$510.9	$390.6	$1,486.5	$1,064.1
Exploration expenses [1]	33.0	32.5	155.1	57.3
Adjusted EBITDAX attributable to Murphy (Non-GAAP) [1]	$543.9	$423.1	$1,641.6	$1,121.4
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
The following table reconciles net cash provided by continuing operations activities to FCF and adjusted FCF.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Net cash provided by continuing operations activities (GAAP)	$540.5	$339.4	$1,517.6	$998.2
Exclude: increase (decrease) in non-cash working capital	(25.5)	28.4	15.0	20.5
Operating cash flow excluding working capital adjustments (Non-GAAP)	515.0	367.8	1,532.6	1,018.7
Less: property additions and dry hole costs [1]	(466.8)	(149.0)	(1,333.0)	(827.0)
Free cash flow (Non-GAAP)	$48.2	$218.8	$199.6	$191.7
Adjustments:
Cash dividends paid	(50.2)	(46.4)	(150.5)	(139.8)
Distributions to noncontrolling interest	—	(25.0)	(21.2)	(43.2)
Debt costs	(0.6)	—	(23.0)	—
Withholding tax on stock-based incentive awards	(0.7)	—	(8.5)	(7.7)
Acquisition of oil and natural gas properties	(5.1)	(23.0)	(28.6)	(24.4)
Adjusted free cash flow (Non-GAAP)	$(8.4)	$124.4	$(32.2)	$(23.4)
1 Property additions for the nine months ended September 30, 2025 include a payment of $125.0 million for the purchase of the Pioneer FPSO in the Gulf of America, including amounts attributable to a noncontrolling interest in MP GOM.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Outlook
The oil and natural gas industry is impacted by global commodity pricing and as a result the prices for the Company’s primary products are often volatile and are affected by the levels of supply and demand for energy. As discussed in the “Results of Operations” section discussing revenues, on page 36, higher average crude oil and natural gas pricing during the third quarter of 2026 compared to the same period in 2025 directly impacted the Company’s product sales revenue.
As of close on November 2, 2026 forward price curves for existing forward contracts for the remainder of 2026 and 2027 are shown in the following table.

	2026	2027
WTI ($/BBL)	$96.46	$86.12
NYMEX ($/MMBTU)	2.86	2.91
AECO (US$ Equivalent/MCF)	1.35	1.41
The regional conflict involving Iran continues to contribute to heightened geopolitical risk and volatility in global energy markets, including disruptions and security risks affecting transit through the Strait of Hormuz. The Company has not experienced any direct physical disruption to its operations as a result of the conflict. However, the conflict may indirectly affect the Company through fluctuations in oil and natural gas prices and demand, increased costs or reduced availability of equipment and services, and broader supply chain pressures. A prolonged or escalating conflict, including further disruptions to critical energy infrastructure or maritime routes, could increase market volatility and adversely affect economic conditions, which could affect the Company’s future operating results, cash flows and financial position.
Changes in tariffs and trade policies may affect the cost and availability of goods and services used in E&P operations or contribute to inflation in the countries in which the Company operates. In July 2026, the Trump Administration implemented tariffs of generally 10% or 12.5% on imports from 60 economies pursuant to Section 301 of the Trade Act of 1974. The Company continues to monitor the actual and potential effects of these tariffs, other trade restrictions and related governmental actions, as well as opportunities to mitigate their impacts. The ultimate effects of these measures on the Company’s supply chain, capital expenditures and operating costs remain uncertain.
The Company cannot predict the impact economic conditions, including inflation, trade policies, tariffs, other trade restrictions and a possible economic recession, may have on future commodity prices or the cost and availability of goods and services used in E&P operations. Similarly, the Company cannot predict the effects of political instability, armed conflict, sanctions, changes in sanctions policy or other governmental actions affecting oil- and natural-gas-producing regions, including Russia and Ukraine, the Middle East and Venezuela. Such developments may affect global oil and natural gas supply, demand and pricing. It is also uncertain how production decisions by OPEC and participating non-OPEC countries, compliance with production targets and changes in participation or production capacity may influence commodity prices and the global supply-demand balance. Lower commodity prices or higher costs, should they occur, would reduce earnings and operating cash flows and could result in material future impairment charges.
For the fourth quarter of 2026, production is expected to average between 174.0 and 182.0 thousand barrels of oil equivalent per day, excluding noncontrolling interest. The Company now also expects full-year 2026 production, excluding noncontrolling interest, to be between 176.0 and 178.0 thousand barrels of oil equivalent per day, compared with its prior guidance of 167.0 to 175.0 thousand barrels of oil equivalent per day. The increased guidance is primarily attributable to accelerated Eagle Ford Shale activity, new well outperformance and lower royalties at Tupper Montney.
The Company expects full-year 2026 capital expenditures, excluding noncontrolling interest, to be between $1,500 million and $1,600 million.
In the Gulf of America, the Chinook #8 (Walker Ridge 425) well commenced production during the quarter. Murphy will also continue progressing the Cello #1 (Mississippi Canyon 385) and Banjo #1 (Mississippi Canyon 385) wells, which were determined to be successful in the first quarter of 2026. The Company currently expects these wells to begin production in the fourth quarter of 2027. Finally, the evaluation of multiple blocks acquired in federal lease sales is ongoing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Outlook (Continued)
In Côte d’Ivoire, the Company drilled a successful appraisal well at Bubale West-1X (Block CI-103). Going forward, the Bubale appraisal program is expected to include two to four wells over the next 18 to 24 months.
The Company commenced production at Lac Da Vang (Golden Camel), Block 15-1/05 in Vietnam during the quarter, and also drilled a discovery at the Lac Da Trang (White Camel) North-1X (Block 15-1/05) exploration well. At Hai Su Vang (Golden Sea Lion), the Company is evaluating development alternatives and advancing post-appraisal studies, with a final investment decision currently anticipated in late 2027.
In addition to ongoing activities in Côte d’Ivoire and Vietnam, the Company continues to pursue future exploration opportunities internationally. Subsequent to the third quarter, the Company signed agreements with the government of Mauritania for two offshore exploration blocks, and is working to finalize an agreement in Cameroon before year-end.
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
The Company plans to utilize any surplus cash (not planned to be used by operations, investing activities, dividends or payment to noncontrolling interests) in accordance with the Company’s capital allocation plan designed to allow for additional shareholder returns and debt reduction. Details of the plan can be found in the “Capital Allocation” section of the Company’s Form 8-K filed on May 7, 2025. Based on current market conditions, our planned exploration and appraisal program and our bond terms, the Company is currently more likely to use available adjusted free cash flow for share repurchases than bond repayment.
On August 8, 2024, the Company’s Board of Directors authorized a share repurchase program whereby the Company can repurchase up to $1,100 million of the Company’s common stock, of which $550 million remains available to repurchase as of September 30, 2026.
The Company continues to monitor the impact of commodity prices on its financial position and is currently in compliance with the covenants related to the senior unsecured guaranteed Amended RCF (see Note E).
As of November 2, 2026 the Company has entered into forward fixed price delivery contracts to manage risk associated with certain future oil and natural gas sales prices as follows:

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified through the inclusion of words such as “aim”, “anticipate”, “believe”, “drive”, “estimate”, “expect”, “forecast”, “future”, “goal”, “guidance”, “intend”, “may”, “objective”, “outlook”, “plan”, “position”, “potential”, “project”, “seek”, “should”, “strategy”, “target”, “will” or variations of such words and other similar expressions. These statements, which express management’s current views concerning future events, results and plans, are subject to inherent risks, uncertainties and assumptions (many of which are beyond our control) and are not guarantees of performance. In particular, statements, express or implied, concerning the Company’s future operating results or activities and returns or the Company's ability and intent to replace or increase reserves, increase production, generate returns and rates of return, replace or increase drilling locations, reduce or otherwise control operating costs and expenditures, generate cash flows, pay down or refinance indebtedness, achieve, reach or otherwise meet initiatives, plans, goals, ambitions or targets with respect to emissions, safety matters or other environmental, social and governance matters, make capital expenditures, pay and/or increase dividends or make share repurchases and other capital allocation decisions are forward-looking statements. Factors that could cause one or more of these future events, results or plans not to occur as implied by any forward-looking statement, which consequently could cause actual results or activities to differ materially from the expectations expressed or implied by such forward-looking statements, include, but are not limited to: macro conditions in the oil and natural gas industry, including supply and demand levels, actions taken by major oil exporters and the resulting impacts on commodity prices; geopolitical concerns (including the ongoing conflict in the Middle East involving Iran); increased volatility or deterioration in the success rate of our exploration programs or in our ability to maintain production rates and replace reserves; reduced customer demand for our products due to environmental, regulatory, technological or other reasons; adverse foreign exchange movements; political and regulatory instability in the markets where we do business; the impact on our operations or markets of health pandemics and related government responses; natural hazards impacting our operations or markets; any other deterioration in our business, markets or prospects; cyber attacks and other cybersecurity risks; any failure to obtain necessary regulatory approvals; the impact of current and future laws, rulings and governmental regulations; any inability to service or refinance our outstanding debt or to access debt markets at acceptable prices; or adverse developments in the U.S. or global capital markets, credit markets, banking system or economies in general, including inflation, trade policies, tariffs and other trade restrictions. For further discussion of factors that could cause one or more of these future events or results not to occur as implied by any forward-looking statement, see “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K filed with the U.S. SEC and on page 50 of this Form 10-Q report and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K that we file, available from the SEC’s website and from Murphy Oil Corporation’s website at http://ir.murphyoilcorp.com. Investors and others should note that we may announce material information using SEC filings, press releases, public conference calls, webcasts and the investors page of our website. We may use these channels to distribute material information about the Company; therefore, we encourage investors, the media, business partners and others interested in the Company to review the information we post on our website. The information on our website is not part of, and is not incorporated into, this report. Each forward-looking statement contained in this report speaks only as of the date of this report. Except as required by applicable law, Murphy Oil Corporation undertakes no duty to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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
Commodity Price Risk
There were no commodity-based derivative contracts in place as of September 30, 2026.
Foreign Exchange Risk
There were no derivative foreign exchange contracts in place at September 30, 2026.
Interest Rate Risk
The Company’s senior unsecured guaranteed Amended RCF provides for variable interest rate borrowings. As of September 30, 2026 we had no outstanding borrowings under the Amended RCF, and therefore, no related exposure to interest rate risk.

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
During the quarter ended September 30, 2026 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION
Amended and Restated By-Laws
On November 4, 2026, the Board of Directors of Murphy Oil Corporation (the “Company”) approved and adopted amendments to Article II, Section 6 of the Company’s By-Laws (the “Amended By-laws”). The Amended By-laws were effective immediately upon adoption.
The foregoing description of the Amended By-Laws does not purport to be complete and is qualified in its entirety by reference to the text of the Amended By-Laws, which are attached hereto as Exhibit 3.2 and incorporated herein by reference.
Trading Plan Arrangements
During the three months ended September 30, 2026 no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following is an index of exhibits that are hereby filed as indicated by asterisk (*), that are considered furnished rather than filed as indicated by double asterisks (**), or that are incorporated by reference. Exhibits other than those listed have been omitted since they are either not required or not applicable.

Exhibit No.	Description

3.1	Certificate of Incorporation of Murphy Oil Corporation, as amended effective May 11, 2005 (incorporated by reference to Exhibit 3.1 to Form 10-K of Registrant filed on February 28, 2011)
*3.2	By-Laws of Murphy Oil Corporation, as amended effective November 4, 2026
*31.1	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURPHY OIL CORPORATION
(Registrant)

By	/s/ PAUL D. VAUGHAN
Paul D. Vaughan
Vice President and Controller
(Chief Accounting Officer and Duly Authorized Officer)
November 4, 2026
(Date)